Form 10-Q
period 2002-09-30
WYNN RESORTS LTD
filed 2002-12-09
CIK 1174922

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50028

WYNN RESORTS, LIMITED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-0484987 (I.R.S. Employer Identification No.)
3145 Las Vegas Boulevard South, Las Vegas, Nevada (Address of principal executive offices)
89109 (Zip Code)
(702) 733-4444 Registrant's telephone number, including area code
N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 29, 2002
Common stock, $0.01 par value	77,834,173

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited)—September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations (unaudited)—Three and nine months ended September 30, 2002 and 2001, and the period from inception to September 30, 2002	4
	Consolidated Statements of Cash Flows (unaudited)—Nine months ended September 30, 2002 and 2001, and the period from inception to September 30, 2002	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34
Item 4.	Controls and Procedures	34
Part II.	Other Information
Item 1.	Legal Proceedings	35
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
Signature		38
Officer Certifications		39

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$167,608	$39,268
Restricted cash	2,436	524
Receivables, net	171	534
Inventories	208	284
Prepaid expenses and other	1,739	1,020

Total current assets	172,162	41,630
Property and equipment, net	388,880	337,467
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	6,569	—
Other assets	3,798	2,046
Deferred income taxes	895	—

Total assets	$579,704	$388,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,146	$35
Accounts and construction payable	5,826	2,077
Accrued expenses	3,317	1,910
Other current liabilities	1,928	—
Deferred income taxes	895	—

Total current liabilities	13,112	4,022
Long-term debt	27,655	291

Total liabilities	40,767	4,313

Minority interest	2,183	—

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 40,000,000 and 39,403,326 shares issued and outstanding	400	394
Additional paid-in capital	585,666	412,178
Deficit accumulated from inception during the development stage	(49,312)	(28,342)

Total stockholders' equity	536,754	384,230

Total liabilities and stockholders' equity	$579,704	$388,543

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVEOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception to September 30,
	2002	2001	2002	2001	2002
Revenues:
Airplane	$57	$240	$570	$920	$1,734
Art gallery	78	—	195	—	230
Retail	66	—	163	—	190
Water	6	10	11	17	29

Total revenue	207	250	939	937	2,183

Expenses:
Pre-opening costs	6,353	3,235	15,183	8,725	32,750
Depreciation and amortization	2,167	1,678	6,765	5,881	18,974
(Gain) / Loss on sale of assets	(30)	221	75	399	469
Selling, general and administrative	193	137	466	330	842
Facility closure expenses	—	—	—	373	1,579
Cost of water	10	13	15	32	55
Cost of retail sales	28	—	87	—	96
Loss from incidental operations	169	—	434	—	1,597

Total expenses	8,890	5,284	23,025	15,740	56,362

Operating loss	(8,683)	(5,034)	(22,086)	(14,803)	(54,179)

Other income (expense):
Interest expense, net	(328)	(7)	(781)	(21)	(826)
Interest income	684	518	1,482	2,068	5,278

Other income, net	356	511	701	2,047	4,452

Minority interest	133	—	415	—	415

Net loss accumulated during the development stage	$(8,194)	$(4,523)	$(20,970)	$(12,756)	$(49,312)

Basic and diluted earnings per common share:
Net income:
Basic	$(0.20)	$(0.11)	$(0.53)	$(0.33)	$(1.27)
Diluted	$(0.20)	$(0.11)	$(0.53)	$(0.33)	$(1.27)
Weighted average common shares outstanding:
Basic	40,000	39,404	39,742	38,843	38,919
Diluted	40,000	39,404	39,742	38,843	38,919

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,		From Inception to September 30,
	2002	2001	2002
Cash flows from operating activities:
Net loss accumulated during the development stage	$(20,970)	$(12,756)	$(49,312)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	6,765	5,881	18,974
Amortization of loan origination fees	—	—	1,465
Loss on sale of fixed assets	75	399	469
Incidental operations	1,971	3,819	6,780
Increase (decrease) in cash from changes in:
Restricted cash	(1,912)	—	(2,436)
Receivables, net	363	624	8,205
Inventories	76	92	804
Prepaid expenses and other	(719)	(326)	(1,590)
Accounts payable and accrued expenses	4,880	1,884	(3,897)
Minority interest	(415)	—	(415)

Total adjustments	11,084	12,373	28,359

Net cash used in operating activities	(9,886)	(383)	(20,953)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(37,529)	(22,941)	(123,717)
Other assets	(1,752)	(1,143)	(4,777)
Proceeds from sale of equipment	8,009	738	9,560

Net cash used in investing activities	(31,272)	(23,346)	(389,652)

Cash flows from financing activities:
Equity contributions	173,494	20,800	675,007
Equity distributions	—	—	(110,482)
Third party fee	—	(800)	(10,800)
Macau	2,598	—	2,598
Proceeds from issuance of long-term debt	—	—	125,000
Principal payments of long-term debt	(25)	(25)	(125,076)
Deferred financing costs	(6,569)	—	(8,034)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash provided by financing activities	169,498	19,975	578,213

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	128,340	(3,754)	167,608
Balance, beginning of period	39,268	54,430	—

Balance, end of period	$167,608	$50,676	$167,608

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Basis of Presentation

        Wynn Resorts, Limited, a Nevada corporation ("Wynn Resorts") was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering. Wynn Resorts' predecessor, Valvino Lamore, LLC ("Valvino"), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project named "Le Rêve". On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests in Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts as discussed below. Hereafter, all references to the "Company" refer to Wynn Resorts and its subsidiaries or Valvino and its subsidiaries, as its predecessor company. At September 30, 2002, direct and indirect subsidiaries of the Company include Valvino; Wynn Las Vegas, LLC; Wynn Design and Development, LLC; Wynn Las Vegas Capital Corp.; World Travel, LLC; Las Vegas Jet, LLC; Rambas Marketing Company, LLC; Palo, LLC; Toasty, LLC; Wynn Resorts Holdings, LLC; WorldWide Wynn, LLC; Kevyn, LLC; Desert Inn Water Company, LLC; Desert Inn Improvement Company; Wynn Group Asia, Inc.; Wynn Resorts International, Ltd.; Wynn Resorts Holdings, Ltd.; Wynn Resorts (Macau), Limited; and Wynn Resorts (Macau) S.A.

        Pursuant to an Asset and Land Purchase Agreement dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino and Stephen A. Wynn ("Mr. Wynn"), the Company acquired the assets and liabilities of the Desert Inn Resort and Casino for approximately $270 million plus an adjustment for working capital, as defined therein. Upon receiving all necessary regulatory approvals, the purchase was completed on June 22, 2000. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Later in 2000 and early 2001, the Company acquired all of the remaining lots located in the interior of, and some of the lots around, the former Desert Inn Resort and Casino golf course for a total of $47.8 million.

        On August 28, 2000, the Company permanently closed the Desert Inn Resort and Casino with the exception of the golf course and its related retail, food and beverage operations which were subsequently closed in June 2002. Since then, operations of the Company have been primarily limited to the design, development and financing of a new casino/hotel project named "Le Rêve" and the acquisition of a concession to operate casinos in Macau Special Administrative Region of the People's Republic of China ("Macau"), as more fully described below.

        Pursuant to the Amended and Restated Operating Agreement (the "Agreement") dated October 3, 2000, the Company admitted a 50% new member, Aruze USA, Inc. ("Aruze USA"), in exchange for a capital contribution of $260 million. As part of this capital acquisition, the Company paid a fee of $10 million to a third party. The Company again amended the Agreement on April 16, 2001 when a third member, Baron Asset Fund, was admitted as a 3.7% member in exchange for a capital contribution of $20.8 million. As part of this capital acquisition, the Company paid a fee of $800,000 to a third party.

        On April 1, 2001, the Company acquired Kevyn, LLC, a previously unconsolidated affiliate which was wholly owned by Mr. Wynn and whose principal asset was an airplane, for approximately $10 million. The acquisition was treated as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", the assets and liabilities acquired have been recorded at the carrying value at the time of the acquisition and the operating results of Kevyn, LLC are included in the operating statements of the Company from the earliest period presented. As a result, the previously separate historical financial position and results of operations of Kevyn, LLC are combined with the financial position and results of operations of the Company for all periods presented.

        Additionally, effective June 28, 2001, the Public Utilities Commission of Nevada approved the transfer of ownership of Desert Inn Water Company, also a previously unconsolidated affiliate and wholly owned company of Mr. Wynn, to the Company. As the Desert Inn Water Company consisted entirely of all of the shares of Desert Inn Improvement Company whose assets primarily consisted of water rights, this transaction was treated as an acquisition of assets for financial reporting purposes. The Company exchanged the receivable from the Desert Inn Water Company in this acquisition, which was equivalent to the fair market value of the water rights of $6.4 million.

        Upon completion of various legal agreements and transactions in April 2002, Mr. Wynn contributed approximately $32 million of cash to the Company. This included the assignment to the Company by Mr. Wynn of his rights to approximately $22.5 million deposited in a Macau bank account which was committed to the Macau project, and an additional $8.6 million of cash. In addition, Mr. Wynn also contributed to the Company his 90% ownership interest in Wynn Resorts (Macau) S.A. and the right to be reimbursed for approximately $825,000 of expenses incurred by Mr. Wynn on behalf of Wynn Resorts (Macau) S.A. At the time of the capital contribution, the assets held by Wynn Resorts (Macau) S.A. principally consisted of the intangible asset associated with the provisional license to negotiate a concession with the government of Macau. The provisional license had no historical cost basis but the members of Valvino negotiated a fair value of $56 million. In accordance with SFAS No. 141, "Business Combinations", because the transactions occurred between entities under common control, the contribution of the 90% interest in Wynn Resorts (Macau) S.A. by Mr. Wynn was recorded at its historical cost basis with the primary asset recorded in the financial statements being the approximate $22.5 million of cash. However, Mr. Wynn's ownership interest in the Company after these contributions reflects the fair value of his 90% ownership interest in Wynn Resorts (Macau) S.A. relative to the fair value of the contributions from Aruze USA, Inc. and Baron Asset Fund as described below.

        Concurrent with Mr. Wynn's contributions above, Aruze USA contributed an additional $120 million in cash and Baron Asset Fund contributed an additional $20.3 million in cash.

        While neither Mr. Wynn nor Aruze USA received additional shares in connection with the above described capital contributions, immediately following these additional capital contributions, Mr. Wynn and Aruze USA each owned 47.5% of the membership interests in the Company, and Baron Asset Fund owned 5% of the membership interests in the Company.

        In April 2002, the Company converted approximately $458,000 of advances to Wynn Resorts (Macau) S.A. into capital contributions.

        In June 2002, the Kenneth R. Wynn Family Trust contributed $1.2 million cash in exchange for a 0.146% membership interest in the Company.

        As discussed above, on September 24, 2002, all the members of Valvino contributed 100% of the membership interests in Valvino to the Company in exchange for 40,000,000 shares of the Company's common stock, making Valvino and its subsidiaries wholly-owned subsidiaries of the Company (hereafter referred to as the "Exchange").

        The contributions under the Exchange were tax-free contributions under the Internal Revenue Code, and for financial statement accounting purposes the Exchange was considered to be a recapitalization. Because the ownership interests in the Company after the Exchange were identical to the previous ownership interests in Valvino, the Exchange was considered to be non-substantive. In accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin 85-5, "Issues Relating to Accounting for Business Combinations", the Company recognized the assets and liabilities transferred at their carrying value in the books and records of Valvino at the time of exchange. The Company's consolidated financial statements report the impact of the Exchange as if it had occurred at the beginning of the periods presented.

        In June 2002, the Company, through its 90% subsidiary, Wynn Resorts (Macau) S.A., entered into an agreement with the government of Macau China, granting Wynn Resorts (Macau) S.A. the right to construct and operate one or more casino gaming properties in Macau, located 37 miles southwest of Hong Kong.

        As a development stage company, the Company has spent significant amounts in its development activities primarily in the acquisition of land and other assets, in the design and construction of Le Rêve and in obtaining the concession in Macau. As is customary for a development stage company, the Company has not commenced principal operations and therefore revenues are not significant. Consequently the Company has incurred losses in each period from inception to September 30, 2002. Management expects these losses to continue until planned principal operations have commenced. However as a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in both the construction and development phases and in operating gaming facilities, including, but not limited, to receiving the appropriate permits for particular construction activities, securing a Nevada state gaming license for the ownership and operation of the "Le Rêve" project, maintaining ongoing suitability requirements in Nevada and Macau as well as fulfilling the requirements of Macau's largely untested regulatory framework. The completions of the "Le Rêve" and Macau projects are dependent upon compliance with these rules and regulations. Management anticipates Le Rêve will cost approximately $2.4 billion to design and construct, including the cost of all 212 acres of land, capitalized interest, pre-opening expenses and financing fees. In addition, the Company is obligated to invest at least $4 billion Patacas (equivalent to approximately US $500 million) in Macau by June 2009.

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the presentation for 2002. These reclassifications have no effect on net loss.

        The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Valvino and its subsidiaries, the predecessor company, as of and for the year ended December 31, 2001, included in the Company's Registration Statements on Forms S-1 (as amended).

2.    Property and Equipment

        Property and equipment as of September 30, 2002 and December 31, 2001 consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Land	$287,550	$289,521
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Airplane	38,000	9,489
Furniture, fixtures and equipment	4,142	3,877
Construction in progress	57,326	27,475

Total property and equipment	403,938	347,282
Less: accumulated depreciation	$(15,058)	(9,815)

Property and equipment, net	$388,880	$337,467

        Construction in progress includes interest and other costs capitalized in conjunction with the new resort casino/hotel project.

3.    Supplemental Disclosure of Cash Flow Information

        Cash paid for interest for the nine months ended September 30, 2002 and 2001 and for the period from inception to September 30, 2002 totaled approximately $328,000, $7,000 and $826,000, respectively, net of amounts capitalized of $0, $0, and $6.4 million, respectively.

        Equipment purchases financed by debt totaled $28.5 million for the nine months ended September 30, 2002.

        During the nine months ended September 30, 2001, the Company acquired the Desert Inn Water Company, LLC and $6.4 million of receivables recorded as due from a related party on the balance sheet at December 31, 2000, were reclassified to water rights.

        During the nine months ended September 30, 2001, the Company reduced the value of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Desert Inn Resort & Casino purchase.

4.    Acquisitions

        In May 2002, the Company acquired World Travel, LLC and Las Vegas Jet, LLC (entities previously wholly-owned by Mr. Wynn). The acquisitions were accounted for as reorganizations of entities under common control. In accordance with SFAS No. 141, "Business Combinations", the assets and liabilities of the entities acquired have been recorded at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented. As a result, the previously separate historical financial position and results of operations of World Travel, LLC and Las Vegas Jet, LLC are combined with the financial position and results of operations of the Company for all periods presented.

5.    Income Taxes

        During the period in which it operated as a limited-liability company, the Company was classified as a partnership for federal income tax purposes. Accordingly, no provision was made for federal income taxes, as such taxes were liabilities of the members during this period.

        Upon completion of the Exchange, the Company has accounted for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

        SFAS No. 109 also requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. The Company, in its development stage, has accumulated significant net operating losses. Accordingly, because of the uncertainty of near-term future taxable income, as of September 30, 2002, the Company's potential net future tax benefit of approximately $6.5 million is fully reserved.

6.    Earnings Per Share

        Earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the reporting of "basic", or undiluted earnings per share ("EPS"), and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. At September 30, 2002 and December 31, 2001, the Company has no potentially dilutive securities and has recorded net losses. As a result, basic EPS is equal to diluted EPS.

7.    Long-Term Debt

        Long-term debt consists of the following (amounts in thousands):

	September 30, 2002	December 31, 2001
Note payable secured by aircraft as part of the acquisition of World Travel, LLC; 47 monthly principal payments of $158,000 with a balloon principal payment of approximately $21.1 million upon maturity; interest monthly at LIBOR plus 2.5%; matures in March 2007	$28,500	$—
Note payable related to 1994 acquisition of land parcel assumed as part of the acquisition of the Desert Inn Resort & Casino; monthly principal and interest payments at 8% of $5,000; matures in February 2009	301	326

Total long-term debt	28,801	326
Current portion of long-term debt	(1,146)	(35)

Total long-term debt, net	$27,655	$291

8.    Related Party Transactions

        At September 30, 2002 and December 31, 2001, receivables included net amounts due from related parties of approximately $10,000 and $344,000, respectively.

        The Company periodically incurs costs on Mr. Wynn's behalf, including costs with respect to Mr. Wynn's personal use of the corporate aircraft. In the past, these balances were settled at regular intervals, usually monthly. The outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn has deposited $100,000 with the Company to prepay any such items. At September 30, 2002, the Company's net liability to Mr. Wynn was approximately $65,000.

        The Company previously leased the Wynn Collection from Mr. and Mrs. Wynn at a monthly rate equal to the gross revenue received by the gallery each month, less direct expenses, subject to a monthly cap. In August 2002, the lease terms were amended. Under the new terms, one-half of the net income, if any, of the gallery is credited to the Company. If the gallery incurs a net loss, Mr. and Mrs. Wynn reimburse the Company to the extent of that loss. The Company made no lease payments during the period from inception to September 30, 2002.

9.    Commitments

  Construction Contracts

        Since December 31, 2001, the Company has entered into an agreement with a construction contractor for guaranteed maximum price construction services, effective as of June 4, 2002, and amended by Change Order No. 1, effective as of August 12, 2002 (as amended, the "Construction Agreement"). The Construction Agreement covers approximately $919 million of the approximate $1,407 million budgeted cost to construct Le Rêve, subject to increases based on, among other items, changes in the scope of the work. The Construction Agreement provides that the guaranteed maximum price will be increased and the deadline for the completion of construction extended on account of certain circumstances. The guaranteed maximum price also provides for an "owner contingency" of approximately $7.6 million to cover various items including delays and scope changes resulting from Wynn Las Vegas, LLC's, actions.

        The Company has also entered into an agreement with a construction contractor for the design and construction of a parking structure for a maximum cost of $9.9 million, subject to specified exceptions, effective as of June 6, 2002.

  Macau

        In compliance with the Macau concession agreement, Wynn Resorts (Macau) S.A. has obtained an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount of 700 million patacas (currently approximately US $87.5 million) for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (currently approximately US $37.5 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Resorts (Macau) S.A. pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Resorts (Macau) S.A.'s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

        Prior to the final execution of the shareholder agreements, the Company received approximately $1.9 million of capital contributions for Wynn Resorts (Macau) S.A. At September 30, 2002, this amount has been reflected in other current liabilities. This amount will be reclassified to minority interest upon final execution of the shareholder agreements. At that time, Wynn Resorts will own 82.5% of Wynn Resorts (Macau) S.A.

  Stock Incentive Plan

        The Company intends to reserve 9,750,000 shares of common stock for issuance pursuant to its 2002 Stock Incentive Plan (the "Stock Plan") which provides for the grant of stock awards, incentive stock options and non-qualified stock options to employees, directors and specified consultants.

        Under the Stock Plan, the Company intends to grant 189,723 shares of restricted stock to each of six key employees and one outside consultant, the sole consideration for which is future services. The total number of restricted shares intended to be granted is 1,328,061. Restrictions on selling these shares lapse on various dates between October 2004 and June 2006 depending on the grantee. The restrictions on the shares granted to the outside consultant also include certain performance and milestone requirements.

10.  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which was effective for the Company January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles and ongoing assessments of potential impairment of existing goodwill. As of December 31, 2001, the Company had no goodwill but did have intangible assets consisting of trademarks and water rights with indefinite useful lives. Accordingly, the adoption of this statement on January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS No. 143 will have a material impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Management does not anticipate that adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

11.  Subsequent Events

  Initial Public Offering

        On October 25, 2002, the Company completed its initial public offering of 34,615,000 shares of its common stock at a price of $13 per share. The common stock trades on the NASDAQ National Market under the symbol "WYNN". Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, collectively purchased approximately 11,150,000 of these shares directly from the Company at the same price the shares were offered to the public. Total proceeds of approximately $450 million were reduced by underwriting discounts and commissions of approximately $19.5 million for net proceeds to the Company of approximately $430.5 million, which will be used to finance construction of Le Rêve and to provide $40.0 million for the development of the Company's concession in Macau.

  Over Allotment Option

        On November 11, 2002, the underwriters to the initial public offering exercised a 3,219,173 share over-allotment option in full, resulting in additional net proceeds of approximately $38.9 million.

  Issuance of Second Mortgage Notes

        On October 30, 2002, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., two wholly-owned subsidiaries of the Company (collectively, the "Issuers"), issued $370 million aggregate principal amount of 12% second mortgage notes (the "Notes") maturing November 1, 2010 with semi-annual interest payments beginning in May 2003. The Notes are unconditionally guaranteed by Wynn Resorts, Limited as the parent company and certain other subsidiary guarantors, are secured by a first priority security interest in the net proceeds of the offering and a second priority security interest in substantially all the assets of the Issuers and certain restricted subsidiaries, and rank senior in right of payment to all of the Issuers' existing and future subordinated indebtedness. In addition, the Notes contain certain affirmative and negative covenants applicable to the Issuers and the restricted entities, including limitations on additional indebtedness, issuance of preferred stock and equity interests of wholly-owned subsidiaries, transactions with affiliates, and various other restrictions as defined in the indenture.

        The Notes were issued for approximately $343.3 million net of an original issue discount of approximately $26.7 million. The proceeds were further reduced by approximately $10.1 million of underwriting discounts and commissions which are capitalized and amortized over the term of the Notes using the effective interest method. Net proceeds before expenses were approximately $333.2 million and will be used finance development and construction of Le Rêve, to pay pre-opening expenses and meet debt service obligations.

  Credit Facilities

        Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $750 million senior secured revolving credit facility (the "Revolver") and a $250 million delay draw senior secured term loan facility (the "Term Loan", and together with the Revolver, the "Credit Facilities") for additional construction financing for Le Rêve. The Credit Facilities are guaranteed by Wynn Resorts, Limited as the parent company, Valvino and its subsidiaries, and certain of Valvino's affiliates. The Credit Facilities are also secured by a first priority security interest in a $30.0 million liquidity reserve account, a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and the restricted entities, first mortgages on all real property constituting Le Rêve, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E facility described below.

        The Revolver and the Term Loan mature in October 2008 and October 2009, respectively. Prior to the opening of Le Rêve, annual interest is charged on outstanding borrowings at the London Interbank Offered Rate ("LIBOR") plus 4% on the Revolver and LIBOR plus 5.5% on the Term loan. Subsequent to the opening of Le Rêve, the rates will be adjusted based upon a leverage ratio. In addition, the Revolver will require quarterly payments on the unused available borrowings at an annual rate of 2%, while the Term Loan will require quarterly payments at an annual rate of 2.5% through December 31, 2002, 3% from January 1, 2003 to June 30, 2003 and 4% thereafter.

        When borrowings outstanding under the Revolver equal or exceed $200 million, lead arrangers holding a majority of the commitments will have the right to convert $100 million to $400 million of the amounts outstanding to term loans with the same terms and conditions as those made under Term Loan facility.

        The Term Loan provides for draws of funds under one or more term loans no more frequently than once per month for 27 months after the closing. Once repaid, term loans may not be reborrowed.

        The Issuers and guarantors are required to comply with several affirmative and negative covenants, including limitations on additional indebtedness, guarantees, dividends, transactions with affiliates, capital expenditures, asset sales and others. There are also several financial covenants including the maintenance of a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), total debt to EBITDA and net worth.

  FF&E Facility

        Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $188.5 million FF&E facility (the "FF&E Facility") to provide financing and refinancing for furniture, fixtures and equipment to be used at Le Rêve. The proceeds from the FF&E facility may also be used to refinance a replacement corporate aircraft, in which case, Wynn Las Vegas would request the FF&E lenders to increase the total commitment under the FF&E facility by $10 million to $198.5 million.

        In November 2002, the Company withdrew $38.0 million against the FF&E Facility to repay the note payable secured by the aircraft acquired in connection with the acquisition of World Travel, LLC. The unused portion of the draw will be used for construction of Le Rêve.

        The FF&E Facility is guaranteed by the same guarantors as the Credit Facilities, on a senior unsecured basis, matures in October 2009, and has substantially the same interest rates and elections as the Revolver discussed above.

  Completion Guarantee

        The Company contributed $50 million of the net proceeds of the equity offering to a special purpose subsidiary of Wynn Las Vegas, LLC to provide a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Le Rêve. After completion of Le Rêve, any remaining amounts will be released to the Company.

  Stock Incentive Plan

        On October 31, 2002, the Company filed a Registration Statement on Form S-8 to reserve 9,750,000 shares of common stock for issuance pursuant to the Stock Plan.

12.  Consolidating Financial Information of Guarantors and Issuers

        The following consolidating financial statements present information related to the Issuers of the Notes, their guarantors and non-guarantors as of September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001, and the period from inception to September 30, 2002. However, subsequent to September 30, 2002, Valvino transferred certain of its assets, including its equity interests in certain of the non-guarantor entities (Wynn Group Asia, Inc., Kevyn LLC, Rambas Marketing Co. LLC, Toasty, LLC and World Wide Wynn, LLC), inventories and affiliate receivables due from the non-guarantor entities, to the Company. As a result, the individual components outlined in the following consolidating financial statements may not be indicative of the individual components included in the financial position of the guarantors expected on an on-going basis.

        Wynn Las Vegas, LLC was formed in April 2001 and Wynn Las Vegas Capital Corp. was formed in June 2002. There were no transactions for Wynn Las Vegas Capital Corp. for the periods presented prior to September 30, 2002. Guarantors of the Notes are Valvino and its wholly-owned subsidiaries, Wynn Design and Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, World Travel, LLC and Las Vegas Jet, LLC.

        The following condensed consolidating financial statements are presented in the provided form because: (i) the Issuers and guarantors are wholly owned subsidiaries of the Company; (ii) the guarantees are considered to be full and unconditional, that is, if the issuers fail to make a scheduled payment, the guarantors are obligated to make the scheduled payment immediately and, if they don't, any holder of the second mortgage notes may immediately bring suit directly against the guarantors for payment of all amounts due and payable; and (iii) the guarantees are joint and several.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING BALANCE SHEET INFORMATION
AS OF SEPTEMBER 30, 2002
(amounts in thousands, except share data)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$143,014	$24,594	$—	$167,608
Restricted cash	—	2,288	23	125	—	2,436
Receivables, net	—	14	144	13	—	171
Inventories	—	—	208	—	—	208
Prepaid expenses and other	—	—	1,683	56	—	1,739

Total current assets	—	2,302	145,072	24,788	—	172,162
Property and equipment, net	—	218,676	170,147	57	—	388,880
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	—	—	6,569	—	—	6,569
Investment in subsidiaries	586,066	—	325,839	—	(911,905)	—
Other assets	—	3,519	297	—	(18)	3,798
Intercompany balances	—	—	6,990	(6,990)	—	—
Deferred income taxes	895	—	—	—	—	895

Total assets	$586,961	$225,497	$654,914	$24,255	$(911,923)	$579,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,146	$—	$—	$1,146
Accounts and construction payable	—	44	5,522	260	—	5,826
Accrued expenses	—	83	3,216	18	—	3,317
Other current liabilities	—	—	65	1,863	—	1,928
Deferred income taxes	895	—	—	—	—	895

Total current liabilities	895	127	9,949	2,141	—	13,112
Long-term debt	—	—	27,655	—	—	27,655

Total liabilities	895	127	37,604	2,141	—	40,767

Minority interest	—	—	—	—	2,183	2,183

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares outstanding	—	—	—	—	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 40,000,000 shares issued and outstanding	400	—	—	18	(18)	400
Additional paid-in capital	585,666	227,842	662,818	27,575	(918,235)	585,666
Deficit accumulated from inception during the development stage	—	(2,472)	(45,508)	(5,479)	4,147	(49,312)

Total stockholders' equity	586,066	225,370	617,310	22,114	(914,106)	536,754

Total liabilities and stockholders' equity	$586,961	$225,497	$654,914	$24,255	$(911,923)	$579,704

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING BALANCE SHEET INFORMATION
AS OF DECEMBER 31, 2001
(amounts in thousands, except share data)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$(49)	$39,317	$—	$—	$39,268
Restricted cash	—	500	24	—	—	524
Receivables, net	—	—	527	7	—	534
Inventories	—	—	284	—	—	284
Prepaid expenses and other	—	—	1,020	—	—	1,020

Total current assets	—	451	41,172	7	—	41,630
Property and equipment, net	—	2	326,258	11,207	—	337,467
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Other assets	—	252	1,812	—	(18)	2,046
Intercompany balances	—	(2,498)	20,780	(18,282)	—	—

Total assets	$—	$(793)	$390,022	$(668)	$(18)	$388,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$35	$—	$—	$35
Accounts and construction payable	—	57	2,016	4	—	2,077
Accrued expenses	—	28	1,845	37	—	1,910

Total current liabilities	—	85	3,896	41	—	4,022
Long-term debt	—	—	291	—	—	291

Total liabilities	—	85	4,187	41	—	4,313

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares outstanding	—	—	—	—	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 39,403,326 shares issued and outstanding	—	—	394	18	(18)	394
Additional paid-in capital	—	—	412,178	—	—	412,178
Deficit accumulated from inception during the development stage	—	(878)	(26,737)	(727)	—	(28,342)

Total stockholders' equity	—	(878)	385,835	(709)	(18)	384,230

Total liabilities and stockholders' equity	$—	$(793)	$390,022	$(668)	$(18)	$388,543

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2002
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,116	$—	$(1,059)	$57
Art gallery	—	—	78	—	—	78
Retail	—	—	66	—	—	66
Water	—	—	—	22	(16)	6

Total revenue	—	—	1,260	22	(1,075)	207

Expenses:
Pre-opening costs	—	760	5,247	1,381	(1,035)	6,353
Depreciation and amortization	—	—	2,167	—	—	2,167
(Gain) / Loss on sale of assets	—	—	(30)	—	—	(30)
Selling, general and administrative	—	—	228	(5)	(30)	193
Cost of water	—	—	—	20	(10)	10
Cost of retail sales	—	—	28	—	—	28
Loss from incidental operations	—	—	169	—	—	169

Total expenses	—	760	7,809	1,396	(1,075)	8,890

Operating loss	—	(760)	(6,549)	(1,374)	—	(8,683)

Other income (expense):
Interest expense, net	—	—	(328)	—	—	(328)
Interest income	—	9	673	2	—	684
Equity in loss from Macau	—	—	(1,199)	—	1,199	—

Other income, net	—	9	(854)	2	1,199	356

Minority interest	—	—	—	—	133	133

Net loss accumulated during the development stage	$—	$(751)	$(7,403)	$(1,372)	$1,332	$(8,194)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2002
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$2,442	$—	$(1,872)	$570
Art gallery	—	—	195	—	—	195
Retail	—	—	163	—	—	163
Water	—	—	—	56	(45)	11

Total revenue	—	—	2,800	56	(1,917)	939

Expenses:
Pre-opening costs	—	1,605	11,188	4,181	(1,791)	15,183
Depreciation and amortization	—	1	6,319	445	—	6,765
(Gain) / Loss on sale of assets	—	—	6	69	—	75
Selling, general and administrative	—	—	474	82	(90)	466
Cost of water	—	—	—	51	(36)	15
Cost of retail sales	—	—	87	—	—	87
Loss from incidental operations	—	—	434	—	—	434

Total expenses	—	1,606	18,508	4,828	(1,917)	23,025

Operating loss	—	(1,606)	(15,708)	(4,772)	—	(22,086)

Other income (expense):
Interest expense, net	—	—	(781)	—	—	(781)
Interest income	—	12	1,450	20	—	1,482
Equity in loss from Macau	—	—	(3,732)	—	3,732	—

Other income, net	—	12	(3,063)	20	3,732	701

Minority interest	—	—	—	—	415	415

Net loss accumulated during the development stage	$—	$(1,594)	$(18,771)	$(4,752)	$4,147	$(20,970)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FROM INCEPTION T0 SEPTEMBER 30, 2002
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$5,038	$—	$(3,304)	$1,734
Art gallery	—	—	230	—	—	230
Retail	—	—	190	—	—	190
Water	—	—	—	133	(104)	29

Total revenue	—	—	5,458	133	(3,408)	2,183

Expenses:
Pre-opening costs	—	2,483	30,477	2,924	(3,134)	32,750
Depreciation and amortization	—	2	16,900	2,072	—	18,974
(Gain) / Loss on sale of assets	—	—	400	69	—	469
Selling, general and administrative	—	—	603	349	(110)	842
Facility closure expenses	—	—	1,579	—	—	1,579
Cost of water	—	—	—	218	(163)	55
Cost of retail sales	—	—	96	—	—	96
Loss from incidental operations	—	—	1,597	—	—	1,597

Total expenses	—	2,485	51,652	5,632	(3,407)	56,362

Operating loss	—	(2,485)	(46,194)	(5,499)	(1)	(54,179)

Other income (expense):
Interest expense, net	—	—	(826)	—	—	(826)
Interest income	—	13	5,245	20	—	5,278
Equity in loss from Macau	—	—	(3,733)	—	3,733	—

Other income, net	—	13	686	20	3,733	4,452

Minority interest	—	—	—	—	415	415

Net loss accumulated during the development stage	$—	$(2,472)	$(45,508)	$(5,479)	$4,147	$(49,312)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2001
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$412	$—	$(172)	$240
Water	—	—	—	31	(21)	10

Total revenue	—	—	412	31	(193)	250

Expenses:
Pre-opening costs	—	305	3,414	(318)	(166)	3,235
Depreciation and amortization	—	—	1,317	361	—	1,678
(Gain) / Loss on sale of assets	—	—	221	—	—	221
Selling, general and administrative	—	—	—	137	—	137
Cost of water	—	—	—	40	(27)	13

Total expenses	—	305	4,952	220	(193)	5,284

Operating loss	—	(305)	(4,540)	(189)	—	(5,034)

Other income (expense):
Interest expense, net	—	—	(7)	—	—	(7)
Interest income	—	—	518	—	—	518

Other income, net	—	—	511	—	—	511

Minority interest	—	—	—	—	—	—

Net loss accumulated during the development stage	$—	$(305)	$(4,029)	$(189)	$—	$(4,523)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2001
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,613	$—	$(693)	$920
Water	—	—	—	62	(45)	17

Total revenue	—	—	1,613	62	(738)	937

Expenses:
Pre-opening costs	—	408	9,752	(799)	(636)	8,725
Depreciation and amortization	—	—	4,979	902	—	5,881
(Gain) / Loss on sale of assets	—	—	399	—	—	399
Selling, general and administrative	—	—	—	330	—	330
Facility closure expenses	—	—	373	—	—	373
Cost of water	—	—	—	134	(102)	32

Total expenses	—	408	15,503	567	(738)	15,740

Operating loss	—	(408)	(13,890)	(505)	—	(14,803)

Other income (expense):
Interest expense, net	—	—	(21)	—	—	(21)
Interest income	—	—	2,068	—	—	2,068

Other income, net	—	—	2,047	—	—	2,047

Net loss accumulated during the development stage	$—	$(408)	$(11,843)	$(505)	$—	$(12,756)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2002
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(1,594)	$(18,771)	$(4,752)	$4,147	$(20,970)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	1	6,319	445	—	6,765
(Gain) / Loss on sale of fixed assets	—	—	6	69	—	75
Equity in loss from Macau	—	—	3,731	—	(3,731)	—
Incidental operations	—	—	1,971	—	—	1,971
Increase (decrease) in cash from changes in:						—
Restricted cash	—	(1,788)	1	(125)	—	(1,912)
Receivables, net	—	(14)	383	(6)	—	363
Inventories	—	—	76	—	—	76
Prepaid expenses and other	—	—	(663)	(56)	—	(719)
Accounts payable and accrued expenses	—	42	2,738	2,100	—	4,880
Minority interest	—	—	—	—	(415)	(415)

Total adjustments	—	(1,759)	14,562	2,427	(4,146)	11,084

Net cash used in operating activities	—	(3,353)	(4,209)	(2,325)	1	(9,886)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(5)	(37,440)	(84)	—	(37,529)
Investment in subsidiaries	(586,066)	—	(329,570)	—	915,636	—
Other assets	—	(3,267)	1,515	—	—	(1,752)
Intercompany balances	—	(2,498)	13,790	(11,292)	—	—
Proceeds from sale of equipment	—	—	8	8,001	—	8,009

Net cash used in investing activities	(586,066)	(5,770)	(351,697)	(3,375)	915,636	(31,272)

Cash flows from financing activities:
Equity contributions	586,066	9,172	466,197	27,696	(915,637)	173,494
Macau	—	—	—	2,598	—	2,598
Deferred financing costs	—	—	(6,569)	—	—	(6,569)
Principal payments of long-term debt	—	—	(25)	—	—	(25)

Net cash provided by financing activities	586,066	9,172	459,603	30,294	(915,637)	169,498

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	49	103,697	24,594	—	128,340
Balance, beginning of period	—	(49)	39,317	—	—	39,268

Balance, end of period	$—	$—	$143,014	$24,594	$—	$167,608

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2001
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(408)	$(11,843)	$(505)	$—	$(12,756)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	—	4,979	902	—	5,881
(Gain) / Loss on sale of fixed assets	—	—	399	—	—	399
Incidental operations	—	—	3,819	—	—	3,819
Increase (decrease) in cash from changes in:
Receivables, net	—	—	631	(7)	—	624
Inventories	—	—	92	—	—	92
Prepaid expenses and other	—	—	(348)	22	—	(326)
Accounts payable and accrued expenses	—	48	1,814	22	—	1,884

Total adjustments	—	48	11,386	939	—	12,373

Net cash used in operating activities	—	(360)	(457)	434	—	(383)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(3)	(22,914)	(24)	—	(22,941)
Other assets	—	(1,252)	3	88	18	(1,143)
Intercompany balances	—	1,615	(11,113)	9,498	—	—
Proceeds from sale of equipment	—	—	738	—	—	738

Net cash used in investing activities	—	360	(33,286)	9,562	18	(23,346)

Cash flows from financing activities:
Equity contributions	—	—	20,800	(10,017)	10,017	20,800
Third party fee	—	—	(800)	—	—	(800)
Principal payments of long-term debt	—	—	(25)	—	—	(25)

Net cash provided by financing activities	—	—	19,975	(10,017)	10,017	19,975

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	—	(13,768)	(21)	10,035	(3,754)
Balance, beginning of period	—	—	64,445	20	(10,035)	54,430

Balance, end of period	$—	$—	$50,677	$(1)	$—	$50,676

WYNN RESORTS, LIMITED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION
FROM INCEPTION TO SEPTEMBER 30, 2002
(amounts in thousands)
(unaudited)

	Wynn Resorts, Limited	Wynn Las Vegas, LLC	All Other Guarantors	Non- Guarantors	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(2,472)	$(45,508)	$(5,479)	$4,147	$(49,312)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	2	16,900	2,072	—	18,974
Amortization of loan origination fees	—	—	1,465	—	—	1,465
(Gain) / Loss on sale of fixed assets	—	—	400	69	—	469
Equity in loss from Macau	—	—	3,731	—	(3,731)	—
Incidental operations	—	—	6,780	—	—	6,780
Increase (decrease) in cash from changes in:	—
Restricted cash	—	(2,288)	(23)	(125)	—	(2,436)
Receivables, net	—	(14)	8,232	(13)	—	8,205
Inventories	—	—	804	—	—	804
Prepaid expenses and other	—	—	(1,534)	(56)	—	(1,590)
Accounts payable and accrued expenses	—	127	(6,165)	2,141	—	(3,897)
Minority interest	—	—	—	—	(415)	(415)

Total adjustments	—	(2,173)	30,590	4,088	(4,146)	28,359

Net cash used in operating activities	—	(4,645)	(14,918)	(1,391)	1	(20,953)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	(270,718)
Capital expenditures, net of construction payables	—	(8)	(110,791)	(12,918)	—	(123,717)
Investment in subsidiaries	(586,066)	—	(329,570)	—	915,636	—
Other assets	—	(4,519)	(276)	—	18	(4,777)
Intercompany balances	—	—	(590)	590	—	—
Proceeds from sale of equipment	—	—	1,559	8,001	—	9,560

Net cash used in investing activities	(586,066)	(4,527)	(710,386)	(4,327)	915,654	(389,652)

Cash flows from financing activities:
Equity contributions	586,066	9,172	967,710	27,714	(915,655)	675,007
Equity distributions	—	—	(110,482)	—	—	(110,482)
Third party fee	—	—	(10,800)	—	—	(10,800)
Macau	—	—	—	2,598	—	2,598
Proceeds from issuance of long-term debt	—	—	125,000	—	—	125,000
Principal payments of long-term debt	—	—	(125,076)	—	—	(125,076)
Deferred financing costs	—	—	(8,034)	—	—	(8,034)
Proceeds from issuance of related party loan	—	—	100,000	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	(70,000)

Net cash provided by financing activities	586,066	9,172	868,318	30,312	(915,655)	578,213

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	—	143,014	24,594	—	167,608
Balance, beginning of period	—	—	—	—	—	—

Balance, end of period	$—	$—	$143,014	$24,594	$—	$167,608

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS (unaudited)

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included in this report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements" below.

  Forward-looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, such as statements relating to business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to competition, new development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of casino spending and vacationing, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

  Overview

        In September 2002, Wynn Resorts, Limited ("Wynn Resorts") an entity formed in June 2002, became the parent entity of Valvino Lamore, LLC ("Valvino") when all of the members of Valvino contributed 100% of the membership interests in Valvino (210,834 shares) to Wynn Resorts in exchange for 40,000,000 shares of Wynn Resorts common stock. Hereafter, all references to the "Company" refer to Wynn Resorts and its subsidiaries or Valvino and its subsidiaries, as its predecessor company.

        In June 2000, the Company acquired the Desert Inn Resort & Casino assets from Starwood Hotels & Resorts Worldwide, Inc. and ceased its operations after approximately ten weeks. The Company has demolished some of the buildings constituting the former Desert Inn Resort & Casino hotel in anticipation of the construction of a new resort casino/hotel project named "Le Rêve". The remaining structures have been and will continue to be utilized as offices at least through the completion of Le Rêve. Since the Company ceased operating the Desert Inn Resort & Casino, our efforts have been devoted principally to the development activities described below with respect to Le Rêve and Wynn Resorts (Macau) S.A.'s ("Wynn Macau") opportunity in the Macau Special Administrative Region of the People's Republic of China ("Macau"). In addition, the financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC which comprise principally the ownership and operation of a corporate aircraft, are included in the Company's financial statements. Moreover, we continue to operate an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal art collection of Stephen A. and Elaine Wynn. Until summer 2002, we also operated the golf course located on the site of the former Desert Inn Resort & Casino. The Company does not expect that its historical operating results will be indicative of future operating results.

        At September 30, 2002, the Company's principal assets included the site of the former Desert Inn Resort & Casino and equity interests in the Company's various subsidiaries, including a majority interest in Wynn Macau, a foreign subsidiary that has entered into a concession agreement with the government of Macau permitting it to conduct gaming operations in Macau.

  Development and Construction Activities

        Our activities have included arranging the design, construction and financing of Le Rêve and applying for certain permits, licenses and approvals necessary for the development and operation of Le Rêve. We plan to develop, construct and operate Le Rêve as part of a world-class destination casino resort which, together with the new golf course located behind the hotel, will occupy approximately 192 acres of a 212-acre parcel of land on the Las Vegas Strip in Las Vegas, Nevada. We expect Le Rêve to commence operations in April 2005. Construction of Le Rêve began with groundbreaking in October 2002. The Company is subject to a number of uncertainties relating to the development of the Le Rêve project, including, but not limited to, the timing of the construction, changes in the guaranteed maximum price contract due to delays or certain other issues and completion guarantees. Construction projects of this nature entail significant risks, and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delays and construction change orders may occur.

        We have also spent considerable time preparing and presenting to the Macau government a proposal, which ultimately resulted in obtaining a concession to engage in gaming activities in Macau. On June 24, 2002, Wynn Macau entered into a 20-year concession agreement with the government of Macau granting Wynn Macau the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest no less than a total of 4 billion patacas (approximately US $500 million at the October 25, 2002 exchange rate of approximately eight Macau patacas to one U.S. dollar) in Macau-related projects by June 26, 2009 and to commence operations of its first permanent casino resort in Macau no later than December 2006. As of September 30, 2002, Wynn Macau, the entity which will own and operate the Company's Macau operations, was majority-owned by the Company through a series of wholly-owned and partially owned domestic and foreign subsidiaries, none of which is a guarantor of the second mortgage notes or the other debt facilities related to Le Rêve.

        As is customary for a development stage company the Company has not commenced principal operations and therefore revenues are not significant. Consequently, the Company has incurred losses in each period from inception to September 30, 2002. Management expects these losses to continue until planned principal operations have commenced.

  Critical Accounting Policies and Estimates

        The consolidated financial statements of the Company were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives of our depreciable assets, the evaluation of assets for impairment and the purchase price allocations made in connection with acquisitions, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates. As of, and for the period from inception to September 30, 2002, management does not believe there are any highly uncertain matters or other underlying assumptions that would have a material effect on the statement of financial position or results of operations of the Company if actual results differ from our estimates.

        Critical accounting policies currently reflected in the consolidated financial statements primarily relate to expensing pre-opening costs as incurred, capitalizing construction costs, including portions of interest attributable to certain qualifying assets, and other policies related to our development stage status.

        During the period of the construction of Le Rêve, direct costs such as those expected to be incurred for the design and construction of the hotel and casino, the championship golf course and the water-based entertainment production, including interest, are capitalized. Accordingly, the recorded amounts of property and equipment will increase significantly. Depreciation expense related to the capitalized construction costs will not be recognized until the related assets are put in service. Accordingly, upon completion of construction and commencement of operation of Le Rêve, depreciation expense recognized based on the estimated useful life of the corresponding asset will have a significant effect on the results of our operations.

        Additionally, upon commencement of operations at Le Rêve, we will apply other critical accounting policies not presently applied in the preparation of our financial statements. Such policies are anticipated to include the following:

  •
  Revenue will be recognized upon performance of the related services. For example, revenue will be recognized upon delivery of food, beverages and entertainment, upon occupancy of the resort and as net wins and losses occur in the casino.

  •
  Bad debt expense and a related allowance for doubtful accounts will be provided for customer accounts receivable that are estimated to be uncollectible. Such estimates will be based on information available to us at that time, including information about the customers' financial condition and credit history, industry trends, economic conditions and the historical results of collections.

  •
  Accruals for estimated liabilities related to slot club point redemption, self-insurance, commissions and asserted claims or legal actions resulting from the normal course of business will be recorded in the period in which the liability arises. The adequacy of these accruals will be evaluated periodically and revised as necessary based on events and circumstances present at the time, known facts, historical experience and other relevant considerations.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles and ongoing assessments of potential impairment of existing goodwill. As of December 31, 2001, the Company had no goodwill but did have intangible assets consisting of a trademark and water rights with indefinite useful lives. Accordingly, the adoption of this statement on January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact on the Company's consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Management does not anticipate that adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

Results of Operations

Results of operations for the three months ended September 30, 2002 compared to the three months ended September 30, 2001

        The Company's development operations resulted in a net loss for the three months ended September 30, 2002, of approximately $8.2 million, a 81% increase over the net loss for the comparable three months ended September 30, 2001, of approximately $4.5 million.

        Total revenues for the three months ended September 30, 2002, decreased by approximately $43,000, or 17%, compared with the three months ended September 30, 2001. The Company sold its original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC. The new aircraft is not licensed for charter services; consequently, charter revenues have decreased considerably. Offsetting the decrease in aircraft revenues are revenues from the art gallery and the related retail shop, which were opened in November 2001.

        Total expenses for the three months ended September 30, 2002 increased approximately $3.6 million, or 68%, as compared to the same period in 2001 primarily due to approximately a $3.1 million increase in pre-opening costs and approximately a $500,000 increase in depreciation expense. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as development of Le Rêve progresses. Depreciation expenses increased primarily due to the addition of the new aircraft discussed above.

        Other income—net for the three months ended September 30, 2002 decreased approximately $154,000, or 30%, from the three months ended September 30, 2001, primarily as a result of an approximate $321,000 increase in interest expenses from 2001 to 2002 offset by a $167,000 increase in interest income in the same periods. Despite lower interest rates during three months ended September 30, 2002 as compared to the comparable period in 2001, the substantial cash increases from capital contributions increased the interest income overall. Increased outstanding debt resulting from the aircraft purchase in May 2002 increased the interest expense.

Results of operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

        The Company's development operations resulted in a net loss for the nine months ended September 30, 2002, of approximately $21.0 million, a 64% increase over the net loss of approximately $12.8 million for the comparable nine months ended September 30, 2001.

        Total revenues for the nine months ended September 30, 2002, were nearly consistent with the nine months ended September 30, 2001. The Company sold its original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC. The new aircraft is not licensed for charter services; consequently, charter revenues have decreased considerably. Offsetting the decrease in aircraft revenues are revenues from the art gallery and the retail shop, which were opened in November 2001.

        Total expenses for the nine months ended September 30, 2002 increased approximately $7.3 million, or 46%, as compared to the same period in 2001 primarily due to approximately a $6.4 million increase in pre-opening costs and approximately $900,000 of increased depreciation expense. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as development of Le Rêve progresses. In addition, depreciation expenses increased primarily due to the addition of the new aircraft in May 2002.

        Other income—net for the nine months ended September 30, 2002 decreased approximately $1.3 million from the nine months ended September 30, 2001, primarily as a result of an approximate $586,000 million decrease in interest income from 2002 to 2001, along with an approximately $760,000 increase in interest expenses. Lower interest income is attributable mainly to lower interest rates during the nine months ended September 30, 2002 as compared to the comparable period in 2001, while increased outstanding debt resulting from the aircraft purchase in May 2002 increased the interest expense.

Certain trends that may affect development activities and future results of operations

        In the near term, our development activities may be impacted by various economic factors, including, among other things, the availability and cost of materials, the availability of labor resources and interest rate levels. The strength and profitability of our business after Le Rêve opens will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities that Le Rêve will offer. Adverse changes in consumer preferences or discretionary income could harm our business. In particular, the terrorist attacks of September 11, 2001, and ongoing terrorist and war activities in the United States and elsewhere, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. In addition to fears of war and future acts of terrorism, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

        While we believe that a nominal decline in the strength of the U.S. economy or the amount of disposable income available to individuals would not have a material effect on our results of operations, a material decline in the strength of the U.S. economy or the amount of disposable income available to individuals could have a significant impact on our results of operations.

Liquidity and Capital Resources

Material Transactions Affecting Liquidity and Capital Resources

        Since Valvino's (Wynn Resorts' predecessor) inception on April 21, 2000, there have been a number of transactions that have had a significant impact on the Company's liquidity. Our operations have required substantial capital investment for the acquisition of the land on which Le Rêve will be located and development of the project.

  Capital Contributions

        Stephen A. Wynn organized Valvino and, initially, Mr. Wynn was the sole member of Valvino. Between April of 2000 and September of 2000, Mr. Wynn made equity contributions to Valvino in an aggregate amount of approximately $220.7 million. On June 15, 2000, Mr. Wynn loaned Valvino $100 million at an interest rate of 7.875% per year.

        On June 22, 2000, Valvino acquired the former Desert Inn Resort & Casino in Las Vegas, Nevada from Starwood Hotels & Resorts Worldwide, Inc., including the Desert Inn Resort & Casino golf course and some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course, for approximately $270 million in cash. In connection with that transaction, Valvino and its subsidiaries also acquired approximately 985 acre-feet of certificated water rights. In addition to acquiring the assets of the Desert Inn Resort & Casino, Valvino assumed most of its liabilities, and, to the extent assignable, all of its contracts. Valvino later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the former Desert Inn golf course for a total of $47.8 million, bringing the size of the parcel to approximately 212 acres. On August 28, 2000, Valvino closed the hotel and casino at the Desert Inn Resort & Casino site and, in June of 2002, Valvino closed the golf course at the site. Since then, Valvino has been engaged primarily in the development of Le Rêve.

        In July 2000, Valvino used proceeds from a $125 million loan agreement with Deutsche Bank Securities Inc., as lead arranger, and Bankers Trust Company, as administrative agent, to make an approximately $110.5 million equity distribution to Mr. Wynn. At the time of this distribution, Mr. Wynn was the only member of Valvino.

        On October 3, 2000, Aruze USA, Inc. made a contribution of $260 million in cash ($250 million net of finders' fee) to Valvino in exchange for 50% of the membership interests in Valvino and was admitted as a member of Valvino. Mr. Wynn was designated as the managing member of Valvino. On October 3, 2000, $70 million of Mr. Wynn's loan was repaid out of the proceeds of this capital contribution and on October 10, 2000, the Deutsche Bank loan discussed above was repaid in full. The remaining approximately $32.3 million balance of Mr. Wynn's loan, including accrued interest, was converted to equity as a member contribution.

        On April 16, 2001, Baron Asset Fund, a Massachusetts business trust, made a contribution of $20.8 million in cash ($20 million net of finders' fees) to Valvino in exchange for approximately 3.7% of the membership interests in Valvino and was admitted as a member of Valvino. Immediately following the admission of Baron Asset Fund, Mr. Wynn and Aruze USA each owned approximately 48.2% of the membership interests in Valvino.

        In April 2002, Mr. Wynn, Aruze USA and Baron Asset Fund each made the following further capital contributions to Valvino:

  •
  Mr. Wynn contributed approximately $32 million in cash plus his 90% interest in Wynn Macau, which in June 2002 entered into a concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The $32 million contribution was comprised of approximately $22.5 million of cash deposited in a Macau bank account which Mr. Wynn assigned to Valvino, Mr. Wynn's right to be reimbursed for approximately $825,000 advanced to Wynn Macau and an additional $8.6 million in cash. Mr. Wynn's 90% interest in Wynn Macau, the principal asset of which was a provisional license to negotiate a concession agreement with the Macau government, had no historical cost basis. This interest was valued at approximately $56 million by the parties to the negotiation of Mr. Wynn's contribution of his interest. For financial statement purposes, as a combination of entities under common control, the contribution of Mr. Wynn's 90% interest in Wynn Macau was recorded at carryover basis (with the primary asset recorded in the financial statements being the approximate $22.5 million of cash) rather than fair value. However, Mr. Wynn's resulting 47.5% ownership interest in Valvino, after these contributions, reflects the fair value of his investment in Wynn Macau relative to the fair value of the contributions from Aruze USA and Baron Asset Fund;

  •
  Aruze USA contributed an additional $120 million in cash; and

  •
  Baron Asset Fund contributed an additional approximately $20.3 million in cash.

        Immediately following these additional capital contributions, Mr. Wynn and Aruze USA each owned 47.5% of the membership interests and Baron Asset Fund owned 5% of the membership interests in Valvino. The percentage of membership interests held by Baron Asset Fund are held by it on behalf of two series of Baron Asset Funds: (1) approximately 3.6% of the membership interests in Valvino for the Baron Asset Fund Series, and (2) approximately 1.3% of the membership interests in Valvino for the Baron Growth Fund Series. Neither Mr. Wynn nor Aruze USA increased their relative ownership interests as a result of the April 2002 capital contributions.

        On June 24, 2002, the Kenneth R. Wynn Family Trust contributed $1.2 million in cash to Valvino in exchange for 0.146% of the outstanding membership interests in Valvino.

        On September 24, 2002, all the members of Valvino contributed 100% of the membership interests in Valvino totaling 210,834 shares to the Company in a tax-free exchange for 40,000,000 shares of the Company's common stock, making Valvino and its subsidiaries a wholly-owned subsidiary of the Company.

  Acquisitions

        On April 1, 2001, the Company acquired Kevyn, LLC, a previously unconsolidated affiliate which was wholly owned by Mr. Wynn and whose principal asset was an airplane, for approximately $10 million. The acquisition was treated as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", the assets and liabilities acquired have been recorded at the carrying value at the time of the acquisition and the operating results of Kevyn, LLC are included in the operating statements of the Company from the earliest period presented. As a result, the previously separate historical financial position and results of operations of Kevyn, LLC are combined with the financial position and results of operations of the Company for all periods presented.

        Additionally, effective June 28, 2001, the Public Utilities Commission of Nevada approved the transfer of ownership of Desert Inn Water Company, also a previously unconsolidated affiliate and wholly owned company of Mr. Wynn, to the Company. As the Desert Inn Water Company consisted entirely of all of the shares of Desert Inn Improvement Company whose assets primarily consisted of water rights, this transaction was treated as an acquisition of assets for financial reporting purposes. The Company exchanged the receivable from the Desert Inn Water Company in this acquisition, which was equivalent to the fair market value of the water rights of $6.4 million.

        In May 2002, the Company acquired World Travel, LLC and Las Vegas Jet, LLC (entities previously wholly-owned by Mr. Wynn). The acquisitions were accounted for as reorganizations of entities under common control. Accordingly, the assets and liabilities of these entities have been recorded at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented. As a result, the previously separate historical financial position and results of operations of World Travel, LLC and Las Vegas Jet, LLC are combined with the financial position and results of operations of the Company for all periods presented.

        In connection with the acquisitions of World Travel, LLC and Las Vegas Jet, LLC, the Company partially financed the purchase of a private jet aircraft for $38.0 million with the issuance of a note payable for $28.5 million collateralized by the aircraft.

        In connection with the anticipated equity and concurrent debt offerings, approximately $6.6 million of legal and professional fees were capitalized as of September 30, 2002. Upon closing the equity and debt financing transactions, these costs are allocated to each transaction. Cost associated with the equity offering will be reclassified to reduce additional paid-in capital, while costs of the debt borrowings will be amortized over the lives of the respective debt instruments using the effective-interest method.

        At September 30, 2002, the Company had approximately $167.6 million of cash and cash equivalents, excluding cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds.

Recent Developments

        On October 25, 2002, Wynn Resorts completed its initial public offering of 34,615,000 shares of its common stock at a price of $13 per share. The common stock trades on the NASDAQ National Market under the symbol "WYNN". Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, collectively purchased approximately 11,150,000 of these shares directly from the Company at the same price the shares were offered to the public. Total proceeds of approximately $450 million were reduced by underwriting discounts and commissions of approximately $19.5 million for net proceeds to the Company (prior to expenses) of approximately $430.5 million, which will be used to finance construction of Le Rêve.

        Concurrent with the initial public offering, two wholly-owned subsidiaries of the Company (Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp.) issued $370 million aggregate principal amount of 12% second mortgage notes (the "Notes") maturing November 1, 2010 with semi-annual interest payments beginning in May 2003. In addition, Wynn Las Vegas, LLC entered into a $750 million senior secured revolving credit facility (the "Revolver"), and a $250 million delay draw senior secured term loan facility (the "Term Loan", and together with the Revolver, the "Credit Facilities"). Wynn Las Vegas, LLC also entered into a $188.5 million FF&E facility (the FF&E Facility") for additional construction and furniture, fixtures and equipment financing for Le Rêve.

        Wynn Resorts has fully and unconditionally guaranteed the payment in full of the Credit Facilities, the FF&E Facility and the second mortgage notes on an unsecured basis, but will not be subject to the restrictive covenants in its subsidiaries' debt facilities. Wynn Resorts' domestic and foreign subsidiaries related to the Macau opportunity are not guarantors and will not be subject to the covenants in the Notes or the Credit Facilities. In addition, a $30.0 million liquidity reserve account has been established and a special purpose subsidiary of Wynn Las Vegas, LLC has been capitalized with $50 million of the equity proceeds and provides a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Le Rêve. After completion of Le Rêve, any remaining amounts will be released to the Company.

        On November 11, 2002 the underwriters to the initial public offering exercised a 3,219,173 share over-allotment option in full, resulting in additional net proceeds of approximately $38.9 million.

        In November 2002, the Company withdrew $38.0 million against the FF&E Facility to repay the note payable secured by the aircraft acquired in connection with the acquisition of World Travel, LLC. The unused portion of the draw will be used for construction of Le Rêve.

        With respect to the various financing sources with the exception of the FF&E Facility, which may be drawn at any time, the Company is required to utilize the proceeds in a specific sequence. The equity proceeds must be used prior to the proceeds from the Notes. Both must be utilized before the Credit Facilities are drawn, and the Term Loan must be utilized prior to the Revolver. In addition, a substantial portion of the Company's expenditures are subject to review by a disbursement agent appointed by the lenders under the Credit Facilities and the lenders under the FF&E Facility.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with the Revolver, the Term Loan facility and the FF&E Facility, each of which bear interest based on floating rates. We will attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings. We are required to obtain interest rate protection through interest rate swap arrangements with respect to 50% of the term loans (including any revolving loans that may be converted into term loans). However, we cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

        We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Inflation and Foreign Currency Risks

        We believe that our results of operations are not affected by moderate changes in the inflation rate.

        The currency used in Wynn Macau's concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

        Because Wynn Macau's payment and expenditure obligations under the concession agreement are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau's obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Wynn Macau intends to spend any Macau patacas received on local casino operating expenses. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau's ability to service its debt, its results of operations and its financial condition. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

  Changes in Internal Controls

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Wynn Resorts, Limited and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

        Valvino Lamore, LLC, a wholly-owned subsidiary of Wynn Resorts, Limited is currently involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Valvino acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. Valvino later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the former Desert Inn golf course. In total, Valvino acquired 63 of the 75 residential lots, with Clark County having acquired two of the lots through eminent domain in 1994 as part of the widening of Desert Inn Road. The residential lots, previously known collectively as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions recorded against the lots in 1956 and amended from time to time since then.

        On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, and some of the other homeowners whose lots Valvino did not purchase filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners' Association. The plaintiffs are seeking various forms of declaratory relief concerning the continued governance of the homeowners' association. In addition, the plaintiffs have challenged the termination in June 2001 of the conditions, covenants and restrictions recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways for entrance and exit purposes. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Valvino has filed counterclaims seeking damages based upon a number of legal theories, including abuse of process. Two subsequent actions were filed, one by Ms. Swain against certain homeowners' association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino's subsidiaries which now own the golf course land and several of the residential lots, have been substituted into the original action as defendants and counterclaimants.

        The trial in this matter currently is scheduled for February 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties' respective property rights. Among other things, the court has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul de sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-sac, and has relandscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property.

        The plaintiffs have sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. Valvino has appealed this ruling and the issue is now pending before the Nevada Supreme Court.

        Discovery in this case is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners' claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, we may have to adjust our current plans for the construction of the Le Rêve golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

Item 5. Other Information

        As more fully described in Part I of this Quarterly Report, several significant events have taken place subsequent to September 30, 2002. Some of these items are briefly described below.

        On October 25, 2002, Wynn Resorts, Limited completed an initial public offering of 34,615,000 shares of its common stock providing approximately $430.5 million in net proceeds. A 3,219,173 share over-allotment option exercised by the underwriters to the initial public offering provided approximately another $38.9 million.

        Concurrent with the initial public offering, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., two wholly-owned subsidiaries of Wynn Resorts, Limited, issued $370.0 million in 12% second mortgage notes due 2010, and entered into agreements for a revolving credit facility, a term loan facility and a FF&E facility. The second mortgage notes provided approximately $343.3 million in net proceeds and the credit facilities made another $1,188.5 million available for anticipated construction costs in completing Le Rêve. Wynn Resorts, Limited and several subsidiaries guarantee the second mortgage notes and the credit facilities, which contain several affirmative and negative covenants required to be maintained. In November 2002, Wynn Resorts, Limited withdrew approximately $38.0 million under the FF&E facility to repay the note payable secured by the aircraft acquired in the World Travel, LLC acquisition and for upcoming Le Rêve construction.

        Shortly after closing the financing transactions above, Wynn Resorts, Limited broke ground for the construction of Le Rêve.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(4)
*3.2	Third Amended and Restated Bylaws of the Registrant, as amended.(6)
10.1	2002 Stock Incentive Plan.(1)
10.2	Agreement between Wynn Design & Development, LLC and Butler/Ashworth Architects, Inc.(4)
10.3	Agreement for Guaranteed Maximum Price Construction Services Change Order, dated as of August 12, 2002, between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(2)
10.4	Amended and Restated Art Rental and Licensing Agreement, dated August 19, 2002, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5	Second Amended and Restated Art Rental and Licensing Agreement, dated September 18, 2002, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)
10.6	Employment Agreement, dated as of September 6, 2002, by and between Wynn Resorts, Limited and Marc H. Rubinstein.(3)
10.7	Employment Agreement, dated as of September 9, 2002, by and between Resorts, Limited and John Strzemp.(3)
10.8	Employment Agreement, dated as of September 18, 2002, by and between Wynn Design & Development, LLC and Kenneth R. Wynn.(4)
10.9	Employment Agreement, dated as of September 26, 2002, by and between Wynn Design & Development, LLC and DeRuyter O. Butler.(4)
10.10	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(4)
10.11	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 2, 2002, made by Valvino Lamore, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)
10.12	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 2, 2002, made by Wynn Las Vegas, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)
10.13	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 2, 2002, made by Palo, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)
10.14	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of July 2, 2002, made by Wynn Resorts Holdings, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)
*99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

(1)
Previously filed with the Current Report on Form 8-K filed by the Registrant on November 18, 2002.

(2)
Previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).

(3)
Previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).

(4)
Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).

(5)
Previously filed with Amendment No. 7 to the Form S-1 filed by the Registrant on October 23, 2002 (File No. 333-90600).

(6)
Current Bylaws of the Registrant, initially filed as Fourth Amended and Restated Bylaws with Amendment No. 8 to the Form S-1 filed by the Registrant on October 24, 2002, filed (in accordance with Item 601 of Regulation S-K) as amended by the Registrant on October 22, 2002.

(b)
Reports on Form 8-K—

    The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNN RESORTS, LIMITED, Registrant

DATE: December 9, 2002	/s/ JOHN STRZEMP John Strzemp, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Stephen A. Wynn, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Wynn Resorts, Limited;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	/s/ STEPHEN A. WYNN Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John Strzemp, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Wynn Resorts, Limited;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	/s/ JOHN STRZEMP John Strzemp Executive Vice President and Chief Financial Officer and (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

INDEX
Part I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION