Form 10-K
period 2002-12-31
WYNN RESORTS LTD
filed 2003-03-28
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                          to

Commission File No. 000-50028

WYNN RESORTS, LIMITED

(Exact name of Registrant as specified in its charter)

NEVADA	46-0484987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3145 Las Vegas Boulevard South—Las Vegas, Nevada 89109

(Address of principal executive office) (Zip Code)

(702) 733-4444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price as reported on the Nasdaq Stock Market on March 10, 2003 was $387,332,484.

As of March 10, 2003, 79,162,234 shares of the Registrants Common Stock, $.01 par value, were outstanding.

Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to competition, doing business in foreign countries such as Macau (including the risks associated with Macau’s new and largely untested gaming regulatory framework), new development and construction activities, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of casino spending and vacationing, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations) and the consequences of any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries (where applicable) “Wynn Resorts,” the “Company” or the “Registrant”, which may also be referred to as “we”, “us” or “our”) was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project named “Le Rêve.” In June 2000, Valvino completed the purchase of the Desert Inn Resort and Casino for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn Resort and Casino golf course for an additional $47.8 million. Valvino ceased the operations of the casino after approximately ten weeks to focus on the design and development of Le Rêve, which will be located on the site of the former Desert Inn Resort and Casino. Valvino continued to operate the golf course until Summer 2002. In June 2002, Valvino, through its majority owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau”), entered into an agreement with the government of Macau, granting Wynn Macau the right to construct and operate one or more casino gaming properties in the Macau Special Administrative Region of the People’s Republic of China (“Macau”).

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. Hereafter, all references to the “Company” refer to Wynn Resorts and its subsidiaries or Valvino and its subsidiaries, as its predecessor company.

Our efforts have been devoted principally to: (i) the design, development, financing and construction of Le Rêve, (ii) preparing and presenting to the Macau government a proposal resulting in obtaining a concession to engage in gaming activities in Macau, and (iii) the design and pre-construction efforts related to the anticipated casino in Macau.

Wynn Resorts has previously filed registration statements and other documents with the Securities and Exchange Commission (“SEC”). Any document Wynn Resorts files may be inspected, without charge, at the SEC’s public reference room at 450 Fifth Street, N.W. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. In addition, through its own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge.

The Le Rêve Resort

Overview.    We, through our wholly owned indirect subsidiary Wynn Las Vegas, LLC (“Wynn Las Vegas”) are constructing and will own and operate Le Rêve, which we have designed to be the preeminent luxury hotel and destination casino resort in Las Vegas. Le Rêve will be located on Las Vegas Boulevard (the “Las Vegas Strip” or, the “Strip”) on the site of the former Desert Inn Resort & Casino, at the northeast corner of the intersection of the Strip and Sands Avenue, one-half block north of The Venetian and Treasure Island at The Mirage and across the Strip from the Fashion Show Mall. We expect Le Rêve to feature approximately 2,700 luxurious guest rooms, a casually elegant approximately 111,000 square foot casino, 18 distinctive dining outlets, an exclusive on-site 18-hole championship golf course and a new water-based entertainment production.

We expect Le Rêve, including the new golf course construction, to cost approximately $2.4 billion to design, construct, develop, equip and open, including the cost of all 212 acres of land, capitalized interest, pre-opening expenses and all financing fees. Ground-breaking for Le Rêve occurred on October 31, 2002, with an opening to the general public scheduled for April 2005. We cannot assure you that the construction, development and opening of Le Rêve will be completed by April 2005.

Although we have determined the overall scope and general design of Le Rêve, we will continue to evaluate the Le Rêve project design in relation to its construction schedule and budget and the demands of the Las Vegas tourism and gaming market. All of the features of Le Rêve described in this Annual Report on Form 10-K are based on our current plans for the project, and, therefore, the design of individual elements of Le Rêve may be refined from the descriptions contained herein; however, project changes are limited in certain respects by the documents governing Wynn Las Vegas’ indebtedness.

The Hotel.    We have designed Le Rêve’s hotel tower to contain 45 floors of hotel rooms and suites on top of a three-story low-rise building housing restaurants, retail outlets and the casino. The building will have a total area of approximately 5.2 million square feet. The high-rise building is configured in the shape of a gentle arc with the focal point of the arc being the Le Rêve lake, an approximately three-acre manmade lake situated in front of the hotel, and the manmade “mountain” in front of the lake along the Las Vegas Strip. The Le Rêve hotel guest main arrival area will feature an atrium garden adjacent to the registration desk with a view of the Le Rêve lake below. We are designing the Le Rêve lake and “mountain” to provide special effects intended to entertain our guests and the pedestrians who come to our hotel and casino.

The Guest Rooms.    We intend to decorate our approximately 2,400 standard guest rooms with sophisticated interior design elements and materials. The standard guest rooms have been designed to have a floor layout of approximately 620 square feet, which is 100 to 125 square feet more than the industry standard for a standard guest room. The arc-shaped design of our high-rise building will provide rooms with a view of the golf course, the lake and “mountain” setting or the surrounding mountains. We also plan for Le Rêve to provide single and multiple bedroom luxury suites with superior amenities and furnishings designed to accommodate high-end hotel guests. Le Rêve also expects to offer 270 parlor and salon suites, 18 one- and two-bedroom fairway villas, and four two-bedroom and two four-bedroom private-entry villas averaging approximately 7,000 square feet.

The Casino.    We expect Le Rêve to have an approximately 111,000 square foot casino located in the center of the first level of the low-rise building. The casino’s main gaming area will contain an estimated 136 table games and 2,000 slot machines, a race and sports book, poker room, keno lounge, a baccarat salon and private gaming rooms. Our gaming limits will accommodate a full range of casino customers.

The Golf Course.    We are constructing a world-class, 18-hole championship golf course at the site of the former Desert Inn golf course. When Le Rêve opens, we believe this golf course will be the only golf course on the site of a hotel casino resort on the Las Vegas Strip. Tom Fazio and Mr. Wynn, the designers of the Shadow Creek golf course owned by MGM Mirage, have designed Le Rêve’s golf course, which will be accessible only to hotel guests of Le Rêve. We expect that the golf course will feature three lakes and a series of meandering streams that will carve their way from the west to east end of the property. We have designed the golf course with dramatic elevation changes and plan to include water on almost every hole. We expect that the golf course will be available for play when Le Rêve opens.

Restaurants, Lounges, Bars and Nightclub.    We plan to offer 18 food and beverage outlets, including six fine-dining restaurants and an approximately 600-seat buffet, and expect signature chefs to provide unique restaurants and dining venues to appeal to our guests. We also expect Le Rêve to offer a full complement of lounges and bars and a nightclub.

The Showroom.    Le Rêve’s showroom will be customized to accommodate the unveiling of Franco Dragone’s new water-based entertainment production. Mr. Dragone is the creative force behind Bellagio’s production of “O” and Treasure Island at The Mirage’s production of “Mystère,” as well as Celine Dion’s new production at the approximately 4,000-seat performing arts “Colosseum” which opened in March of 2003. “O” and “Mystère” have consistently sold out since opening.

The showroom will seat approximately 2,080 guests and will feature an approximately 1,000,000 gallon performance pool. The seating for the showroom is designed to extend around the performance area a full 360 degrees and to be suspended over the performance pool with no seat farther than approximately 42 feet from the performance area.

The Art Gallery.    Le Rêve will also offer an art gallery displaying rare paintings from The Wynn Collection. The Wynn Collection consists of works from 19th and 20th century European and American masters, and at various times has included works by Paul Cézanne, Paul Gaugin, Édouard Manet, Henri Matisse, Amedeo Modigliani, Claude Monet, Pablo Picasso and Vincent Van Gogh. Subject to certain notice restrictions, Mr. and Mrs. Wynn will retain the right to remove or replace any or all of the works of art that will be displayed in the art gallery. We currently lease The Wynn Collection from Mr. and Mrs. Wynn under an arrangement whereby one-half of the net income of the gallery, if any, is retained by us. If the gallery incurs a net loss, Mr. and Mrs. Wynn have agreed to reimburse us to the extent of that loss. After specified notice periods, we or Mr. and Mrs. Wynn may terminate this lease. The terms of the lease are expected to be renegotiated prior to the opening of Le Rêve.

The Ferrari and Maserati Dealership.    We have entered into letters of intent with Ferrari North America, Inc. and Maserati North America, Inc. to open an authorized on-site, full-service Ferrari and Maserati dealership. We expect that our franchises will include a service and maintenance facility, as well as a café and retail store, which will require separate agreements with Ferrari SpA. Currently, there are only 29 Ferrari dealerships in the United States and we expect ours to be the first in Nevada. The dealership will be located near the main entrance to the hotel.

The letters of intent, as amended, require us to submit designs and plans for the dealership to Ferrari North America and Maserati North America for approval and to satisfy certain financing and other ongoing conditions, including minimum working capital and net worth requirements. The letters of intent also require us to provide quarterly updates as to the status of construction of Le Rêve and to continuously meet all capital, facility, personnel, customer satisfaction and operational standards of Ferrari North America and Maserati North

America. If we are approved to operate the franchises, Ferrari North America and Maserati North America will have first and senior priority security interests in their respective franchises. Under these letters of intent, we are required to notify Ferrari North America and Maserati North America at least sixty days prior to the sale of any of our stock by Mr. Wynn and, if practicable, by Aruze USA, Inc. (“Aruze USA”), another of our major stockholders. If advance notification is not practicable, we must notify Ferrari North America and Maserati North America promptly after we learn of any sale of our stock by Aruze USA. Under these letters of intent, Mr. Wynn may not hold less than 50% of the voting power of our issued and outstanding voting stock without the prior written approval of Ferrari North America and Maserati North America. For the purpose of this requirement, under the letters of intent, Mr. Wynn is considered to hold all shares subject to the voting agreement contained in the stockholders agreement, including shares held by Aruze USA. Mr. Wynn currently meets and, is expected to continue to meet, this requirement. Under these letters of intent, we are also required, barring any unforeseen delays in the construction of Le Rêve, to commence dealership operations by December 31, 2004. If we are unable to open our permanent dealership by this date, it is currently contemplated that we may open a temporary dealership in our existing office building.

Retail Space.    We expect that Le Rêve will contain approximately 77,500 square feet dedicated to approximately 26 retail shops. We expect to lease eight of the shops to tenants operating boutiques, including brand name and high-end boutiques. We plan to operate the remaining stores, including a golf shop and other shops selling, among other things, men’s clothing, women’s apparel and accessories, art, watches, sundries and proprietary Le Rêve products.

Spa, Salon and Fitness Complex.    We plan to own and operate an approximately 38,000 square foot world-class spa, salon and fitness complex offering high-end spa treatments and fitness equipment and custom label and branded skin and body treatment products, as well as clothing, accessories, and athletic wear.

Swimming Pools.    Le Rêve will offer its guests four outdoor swimming pools and two whirlpool spas. Two swimming pools will be dedicated for the exclusive use of our suite guests. All of the pool areas will feature private cabanas and lush landscaping.

Convention, Meeting and Reception Facilities.    Le Rêve expects to feature approximately 223,000 square feet of convention, meeting and reception space (including corridors and patio space), including a grand ballroom, a junior ballroom and meeting rooms with outdoor patios overlooking either the pool area or the golf course, as well as boardrooms and a business center. Covered patios off of the meeting rooms will be available as pre-function or break-out areas.

Wedding Chapels.    Le Rêve will include two intimate wedding chapels that we expect will accommodate 60 guests each.

Parking.    Our north parking garage, which will have easy access to our hotel, will provide approximately 1,840 parking spaces for our guests and other visitors. The second level of the north parking garage will connect to a retail promenade that will lead to our casino. We will have valet parking for our guests and other visitors and a separate parking area for employees located on the 20-acre parcel next to Le Rêve. In total, we expect that there will be approximately 4,050 parking spaces available to guests, visitors and employees of Le Rêve.

The Macau Opportunity

Overview.    In June 2002, Wynn Macau entered into a 20-year concession agreement with the government of the Macau Special Administrative Region of the People’s Republic of China to construct and operate one or more casino gaming properties in Macau. The Macau peninsula, located in southeast China on the South China Sea, is approximately 37 miles southwest of Hong Kong. Macau has been an established gaming market for at least 40 years and, according to the Statistics and Census Service of Macau, in 2001, casinos in Macau generated approximately US $2.3 billion in gaming revenue. Wynn Macau currently is one of three concessionaires permitted to operate a casino gaming business in Macau.

Wynn Resorts currently owns an approximately 82.5% economic interest in Wynn Macau indirectly through various subsidiaries and as a result of a holding company structure effectively controls 90% of the voting interest of Wynn Macau. Macau law requires that the position of executive director and at least 10% of the voting shares and capital of Wynn Macau be held by a resident of Macau. Mr. Wong Chi Seng, a Macau resident who is the executive director of Wynn Macau, owns in the aggregate approximately 10% of the rights to capital and dividends and effectively controls approximately 10% of the vote of Wynn Macau. Other investors through their ownership interests in various holding entities own indirectly approximately 7.5% of the rights to dividends and capital of Wynn Macau.

The Concession.    The concession agreement requires Wynn Macau to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and invest not less than a total of 4 billion patacas (approximately US $515.6 million) in Macau-related projects by June 26, 2009. If Wynn Macau does not invest 4 billion patacas in casino projects by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. The currency used in the concession agreement is the Macau pataca. We have converted all pataca references into U.S. dollars using an exchange rate of approximately 7.76 Macau patacas to one U.S. dollar (which was the rate of exchange on March 10, 2003).

Wynn Macau is obligated by the concession agreement, to obtain the necessary financing to carry out its investment plan and maintain the financial capacity to adequately operate its gaming business in Macau. In compliance with the concession agreement, Wynn Macau has obtained an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount of 700 million patacas (approximately US $90.2 million) for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $38.7 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau pays a commission to the bank in the amount of 0.5% per year of the guarantee amount. This bank guarantee is also intended to satisfy the requirement imposed by Macau law that a controlling stockholder of Wynn Macau obtain a bank guarantee for the benefit of the government of Macau. The purpose of this bank guarantee is to guarantee Wynn Macau’s performance of the concession agreement, the payment of premiums and any fines or indemnity for failure to perform the concession agreement.

The concession agreement permits the government of Macau to withdraw amounts from the bank guarantee for any of these purposes without prior adjudication. Wynn Macau is obligated to reimburse the bank and reinstate the guarantee in full if any amounts are withdrawn for payment of its obligations. Wynn Macau may not cancel the bank guarantee without government approval, but the government may allow Wynn Macau to substitute a bond or other contract for the guarantee. Wynn Macau must bear any costs incurred for the issuance, maintenance and cancellation of the bank guarantee.

In connection with the commencement of construction, or otherwise, Wynn Macau may be required to obtain at its cost a replacement guarantee or bond and/or modify the existing bank guarantee in a manner that requires it to provide certain security or other financial commitments.

The concession agreement requires Wynn Macau to adhere to an agreed-upon construction schedule for the completion of the first casino resort, but the agreement provides that the deadlines in the construction schedule may be extended with governmental approval. The government of Macau may suspend construction of a casino if it determines that Wynn Macau has failed to adequately implement the construction plans or violated the concession agreement or applicable law.

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by Wynn Macau. The government of Macau also may redeem a concession starting at an established date after the entering into of a concession. With respect to Wynn Macau’s concession, the government of Macau’s right to redeem the concession begins fifteen years from the date of the concession agreement and entitles Wynn Macau to certain compensation.

The government of Macau may unilaterally rescind the concession if Wynn Macau fails to fulfill its fundamental obligations under the concession agreement. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau:

•	conducts non-authorized games or activities excluded from its corporate purpose;

•	suspends gaming operations in Macau for more than seven consecutive days without justification;

•	defaults in payment of taxes, premiums, contributions or other required amounts;

•	does not comply with government inspections or supervision;

•	systematically fails to observe its obligations under the concession system;

•	fails to maintain bank guarantees or bonds satisfactory to the government;

•	is the subject of bankruptcy proceedings or becomes insolvent;

•	engages in serious fraudulent activity, damaging to the public interest; or

•	repeatedly violates applicable gaming laws.

If the government of Macau unilaterally rescinds the concession agreement, Wynn Macau will be required to compensate the government in accordance with applicable law, and the areas defined as casino under Macau law and all of the gaming equipment pertaining to the gaming operations of Wynn Macau will be transferred to the government without compensation. In addition, the government of Macau may, in the public interest, unilaterally terminate the concession at any time, in which case Wynn Macau would be entitled to reasonable compensation.

Development.    Wynn Macau has not yet determined the cost of construction of its first casino resort. If the financing arrangements for the construction of the casino resort are completed and if certain necessary legislative changes have been enacted by the Macau government, we expect that Wynn Macau will begin construction in 2003. We currently contemplate that Wynn Macau will open its first casino resort in phases, with the first phase consisting of a casino, several food and beverage outlets retail space and a multi-purpose entertainment facility. If Wynn Macau is able to begin construction in the second or third quarter of 2003, the first phase could open as early as 2004, and the second phase, which includes approximately 650 hotel rooms and additional food and beverage outlets, could open six to nine months after the first opening. Wynn Macau has entered into a $574,000 pre-construction services agreement with a third-party joint venture for: (i) development of a proposal for a construction contract for the construction of the casino in Macau (the “Contractors Proposal”), (ii) negotiation of the Contractor’s Proposal, and (iii) negotiation and execution of the construction contract. The Macau government has granted to Wynn Macau the right to lease a parcel of land for its first permanent casino operations. We believe that this land, located in the outer harbor of downtown Macau opposite the largest, best-known casino, the Hotel Lisboa, is an attractive location for Wynn Macau’s first Macau casino. After construction of Wynn Macau’s first casino resort, Wynn Macau intends to satisfy its remaining financial obligations under the concession agreement, if any, through the development of future phased expansions and, possibly, additional casino resorts.

We intend to invest at least $40 million of the net proceeds from the initial public offering our common stock in Wynn Macau as part of the financing of the Macau opportunity, in addition to the approximately $23.8 million we have already invested in Wynn Macau. The indirect minority investors in Wynn Macau have agreed to participate in this additional investment along with Wynn Resorts to the extent of their proportionate economic interests in Wynn Macau. Wynn Macau has begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau’s first casino resort. At the present time, Wynn Macau has not yet determined the amount of financing that will be required to complete the project.

Wynn Macau will not begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: obtaining sufficient financing, obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau, which are not currently permitted under present Macau law, and obtaining relief from the complementary income tax and the withholding tax on dividends imposed in Macau. Based on our discussions with government officials, we believe legislative changes relating to these matters will be enacted in 2003. However, we cannot assure you that such proposed legislative changes will be enacted. If Wynn Macau determines not to go forward with the Macau opportunity, we may lose our significant investment in Wynn Macau. In addition, the concession agreement does not contain a provision permitting Wynn Macau to terminate the concession agreement unilaterally or permitting Wynn Macau to cease the development or operation of casinos in Macau. Accordingly, Wynn Macau might be found liable for the balance of its obligation to invest a total of 4 billion patacas (approximately US $515.6 million) in Macau related projects, which liability it may not be able to satisfy. In such circumstances, Wynn Resorts would lose its entire investment in Wynn Macau.

Our Strategy

Showcase the “Wynn Brand.”    We believe that Mr. Wynn’s involvement with Le Rêve and the Macau opportunity provides a distinct advantage over other gaming enterprises in Las Vegas and Macau. We believe that Mr. Wynn is widely viewed as the premier designer, developer and operator of destination casino resorts in Las Vegas and, as such, has in effect developed a “brand name” status in the gaming industry.

While Mr. Wynn was Chairman of the Board of Mirage Resorts, he conceived of and oversaw the development and operation of some of the most successful, well-known casino-based entertainment resorts in the world, including Bellagio, The Mirage, Treasure Island at The Mirage, the Golden Nugget—Las Vegas in Las Vegas, Nevada, as well as the Atlantic City Golden Nugget in New Jersey and the Beau Rivage in Biloxi, Mississippi. Mr. Wynn served as Chairman of the Board, President and Chief Executive Officer of Mirage Resorts and its predecessor for 27 years, until 2000, when MGM Grand acquired Mirage Resorts for approximately $6.4 billion. The public filings and press releases of Mirage Resorts and MGM Mirage report that in fiscal year 1999, the last full year of Mr. Wynn’s tenure with Mirage Resorts, the company had grown to own and operate eight hotel casino resort properties totaling 630,000 square feet of casino gaming space and 16,577 hotel rooms that generated approximately $2.4 billion in revenue, $573 million in earnings before depreciation, interest, taxes and pre-opening costs and $110.4 million in net income.

In the major hotel destination casino resorts he has previously developed, Mr. Wynn has successfully employed a formula which integrates luxurious surroundings, upscale design, distinctive entertainment and superior amenities, including fine dining and high-end retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Le Rêve will be Mr. Wynn’s most innovative work to date and will set a new standard of luxury and elegance for destination casino resorts in Las Vegas, much as Bellagio and The Mirage, did when they were built by Mirage Resorts under the guidance of Mr. Wynn.

Create the Preeminent Destination Casino Resort on the Las Vegas Strip.    We believe that Le Rêve will represent a natural extension of the concepts Mr. Wynn has utilized in developing other major destination casino resorts. Following Mr. Wynn’s formula, we plan to attract a range of customers, including middle market customers and high-roller and premium gaming patrons to Le Rêve by offering a premium level of luxury and high-quality, non-gaming amenities such as a world-class golf course, fine dining, premier retail shopping and distinctive entertainment in intimate, luxurious surroundings. We believe that the level of luxury, sophistication and service we intend to offer at Le Rêve, together with Mr. Wynn’s experience and reputation in building and operating premier Las Vegas destination casino resorts, will appeal to high-roller international and domestic gaming patrons. In addition to the main casino, Le Rêve will offer a baccarat salon and private high-limit gaming rooms designed to create a sense of comfort and exclusivity for high-end gaming customers. Le Rêve will have a sophisticated, casually elegant ambience rather than being focused on a highly themed experience like many other hotel casino resorts on the Las Vegas Strip. We believe that, over time, Le Rêve’s more generally themed casually elegant environment, together with its high-quality amenities, superior level of service and distinctive attractions, will have greater lasting appeal to customers than a resort with a particular theme and numerous attractions based on that theme.

At the time of Le Rêve’s planned opening in April 2005, we believe that it will have been almost five years since a major new hotel casino resort opened on the Las Vegas Strip. As a result, we expect that there will be a high level of anticipation for Le Rêve.

Capitalize on the Attractive Location of Le Rêve.    Le Rêve will have approximately 1,350 feet of frontage on the Las Vegas Strip at the site of the former Desert Inn Resort & Casino on the northeast corner of the intersection of the Strip and Sands Avenue. The Le Rêve site consists of approximately 55 acres of land, where the hotel complex will be built, and approximately 137 acres of land behind the hotel site dedicated to the new golf course. Le Rêve will be directly across the Strip from The Rouse Company’s Fashion Show Mall which contains premium retail stores and anchor tenants such as Neiman Marcus, Saks Fifth Avenue and Macy’s and is currently undergoing a substantial remodeling and expansion program expected to be completed by October 2003. Le Rêve will also be across the street from two of the nation’s largest convention centers: the Las Vegas Convention Center and the Sands Expo and Convention Center. The back of the Le Rêve property runs along Paradise Road, a major artery in the resort corridor that leads directly to and from McCarran International Airport.

We believe that our location provides a distinct competitive advantage. Le Rêve will be conveniently accessible in an average of approximately four minutes from the Spring Mountain Road exit off of Interstate 15, and in an average of approximately ten minutes from McCarran International Airport. We anticipate that shuttle service running along the north perimeter of the golf course will provide convention and trade show attendees and other Le Rêve visitors with quick and convenient transportation to and from the convention center and we also anticipate that Le Rêve will be connected to the mall by a pedestrian bridge which we understand Clark County plans to build.

Pursue the Macau Opportunity.    Currently, Wynn Macau is one of only three concessionaires permitted to operate casinos in Macau, an established gaming market with access to gaming patrons principally from Hong Kong and mainland China. The government of Macau is encouraging significant foreign and domestic investment in new and expanded casino entertainment facilities in Macau to enhance its reputation as a casino resort destination and to attract additional tourists and lengthen stays. We believe that these efforts will provide an opportunity for growth in the Macau gaming and resort market. Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macau in a relatively short period of time, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macau or to Hong Kong. The relatively easy access from major population centers promotes Macau as a popular gaming destination in Asia. We plan to capitalize on these favorable market trends, utilizing our significant experience in Las Vegas by providing a Steve Wynn-designed property with appropriately high service standards.

Explore Opportunities for Future Growth.    We currently own approximately 212 acres of land, comprised of an approximately 55-acre plot on which Le Rêve is being constructed, an approximately 137-acre plot located behind the hotel on which the new golf course is being built and an additional parcel of approximately 20 acres fronting the Strip next to the Le Rêve site. We will use the 20-acre parcel while we are constructing Le Rêve for our corporate offices, pre-opening activities, recruiting and employment purposes and employee parking. If Wynn Las Vegas meets prescribed cash flow tests for four consecutive calendar quarters after commencement of operations at Le Rêve and Wynn Las Vegas satisfies certain conditions relating to water required for the golf course, the 20-acre parcel will be released from certain liens under documents governing Wynn Las Vegas’ indebtedness. In the event of such a release, we may decide to develop the parcel in the future, either on our own or through a joint venture. For example, in the future, we may decide to develop a second hotel casino as a Phase II development on the parcel to take advantage of the substantial infrastructure and amenities planned for Le Rêve. The Le Rêve design includes a major access corridor that could be used to connect a Phase II development to Le Rêve.

Similarly, three years after commencement of operations at Le Rêve and upon Wynn Las Vegas’ satisfaction of prescribed maximum leverage ratio and minimum credit rating requirements and provided Wynn Las Vegas satisfies certain conditions relating to water requirements, the land underlying the golf course, which is owned by Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly owned indirect subsidiary of Wynn Resorts, will be released from certain liens under documents governing Wynn Las Vegas’ indebtedness and could be transferred by Wynn Resorts Holdings to Wynn Resorts or another entity. Should the land be released from the liens, the golf course parcel and our related property rights present further opportunities for future development. In addition, portions of the golf course land may be released from the liens to permit residential or other non-gaming development if Wynn Las Vegas satisfies prescribed cash flow tests for a full fiscal year after Le Rêve commences operation and the development does not interfere with the use of the golf course and otherwise could not reasonably be expected to materially impair the overall value of Le Rêve.

We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, Illinois or other domestic or international markets, whether through acquisition, investment or development. Any such development would require us to obtain additional financing. We may also decide to conduct any such development through Wynn Resorts or through a line of subsidiaries separate from the Le Rêve entities.

Marketing.    Our marketing strategy consists of positioning our properties as full-service luxury resorts and casinos in the leisure, convention and tour and travel markets. Prior to the opening of Le Rêve and our Macau property, we will create general market awareness about product offerings through conventions and media, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

We will market the casinos directly to gaming customers using database marketing techniques, traditional incentives, such as reduced room rates and complimentary meals and suites and we will offer high-roller gaming customers premium suites and special hotel services. We also plan to develop a guest loyalty program at Le Rêve that will integrate in real-time all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compare it against incurred expenses to determine the profitability of that guest. We will use this program to implement a rewards system that offers discounted and complimentary meals, lodging and entertainment for our guests. We will also use that information to develop an integrated database that will allow us to target specific customers for promotions that might induce them to visit Le Rêve.

We also expect to capitalize on the substantial network of international and domestic high-roller and premium customers who are familiar with Mr. Wynn from his tenure at Mirage Resorts. We believe that in operating some of the signature properties in Las Vegas, Mr. Wynn has developed a high degree of customer recognition and guest loyalty and therefore believe that Le Rêve and our Macau property will attract wealthy international and domestic gaming customers. Furthermore, we believe that Mr. Wynn’s reputation will attract experienced, high-level international and domestic casino marketing executives to work with the Company. We plan to have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Europe, New York and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We will also implement cross-marketing strategies between our Le Rêve and Macau properties to encourage international business between the Macau and Las Vegas markets.

Le Rêve Construction Schedule and Budget

Groundbreaking for Le Rêve occurred on October 31, 2002, with an opening to the general public scheduled for April 2005.

Mr. Wynn is overseeing Wynn Design & Development, LLC (“Wynn Design & Development”), a wholly owned indirect subsidiary of Wynn Resorts, in designing Le Rêve. Wynn Design & Development is responsible for the design and architecture of Le Rêve (except for the showroom, the golf course and the parking garage) and for managing construction costs and risks associated with the Le Rêve project. Nevada law requires that a firm licensed as a professional architectural organization certify architectural plans. These architectural services for the Le Rêve project are provided by the firm of Butler/Ashworth Architects, Ltd., LLC. The principals of the Butler/Ashworth firm are DeRuyter O. Butler and Glen Ashworth, both of whom are employees of Wynn Design & Development. Mr. Butler is Executive Vice President of Wynn Design & Development. Wynn Design & Development is the only client of the Butler/Ashworth firm and pays the salaries and benefits of Messrs. Butler and Ashworth. Neither we, nor Mr. Wynn, nor any other officer or director of Wynn Resorts or its subsidiaries have an ownership interest in Butler/Ashworth.

Marnell Corrao is the builder and general contractor for Le Rêve (except for the principal parking garage and the golf course). Marnell Corrao has extensive experience in building large Las Vegas destination resorts, including Bellagio, The Mirage, Treasure Island at The Mirage and New York-New York Hotel and Casino. We expect the total development cost of Le Rêve to be approximately $2.4 billion, including the budgeted design and construction costs, cost of the land, capitalized interest, pre-opening expenses and all financing fees. The proceeds from the initial public offering of our common stock, the issuance of 12% second mortgage notes (the “Notes”), a $750 million senior secured revolving credit facility (the “Revolver”), a $250 million delay draw senior secured term loan facility (the “Term Loan, “ and together with the Revolver, the “Credit Facilities”) and a $188.5 million FF&E facility (the “FF&E Facility”) will provide the necessary funding. The required cash interest payments and commitment fees on the Credit Facilities, the FF&E Facility, the Notes and any other indebtedness and obligations of ours, which will be due before the estimated commencement date of operations of Le Rêve, have been included in our estimate of the total development cost.

Of the estimated $2.4 billion total development cost for Le Rêve, the design and construction costs are budgeted to be approximately $1.4 billion, including the cost of constructing the golf course and principal parking garage. The remaining approximately $1 billion of development costs includes costs such as pre-opening costs, entertainment production costs, land acquisition costs, construction period interest, financing fees and certain furniture, fixtures and equipment, such as slot machines, computer equipment and kitchen and dining supplies.

In an effort to manage our construction risk, we have entered into a guaranteed maximum price construction contract with Marnell Corrao guaranteeing timely construction and covering approximately $919 million of the budgeted $1.4 billion design and construction cost. The $919 million guaranteed maximum includes:

•	a fixed lump sum contractor’s fee in the amount of $30 million;

•	costs necessarily incurred by Marnell Corrao in the performance of its obligations under the construction contract, including the cost of payment and performance bonds for Marnell Corrao and subcontractors required by the construction contract;

•	an approximately $7.6 million owner-controlled contingency to cover, among other items, owner-created delays and owner-originated changes in the scope of work; and

•	a portion of the cost of insurance obtained by Marnell Corrao on which we will be named as an additional insured.

The guaranteed maximum price is subject to increases upon certain occurrences including, among other things, scope changes to the project. Although we have determined the overall scope and design of Le Rêve, not all of the plans and specifications for the construction components that are the subject of the guaranteed maximum price contract have been finalized and, under certain circumstances, we will be responsible for excess costs with respect to these components.

Approximately $488 million of the $1.4 billion budgeted design and construction cost expenditures are not part of the Marnell Corrao guaranteed maximum price contract. These budgeted costs include:

•	owner-managed interior design and related furniture, fixtures and equipment, construction of restaurant and retail spaces, including tenant allowances, signage and electronic systems, site work and exterior features at a budgeted cost of approximately $303.0 million;

•	construction of the new golf course at a budgeted cost of approximately $21.5 million;

•	construction of the principal parking garage at a budgeted cost of approximately $11.5 million;

•	estimated design and engineering professional fees of approximately $67.4 million;

•	costs of obtaining required governmental approvals and permits and utility service connection fees of approximately $13.8 million;

•	costs of miscellaneous capital projects, including demolition and mock-up costs, of approximately $23.8 million;

•	utilities and security costs during construction of approximately $6.3 million;

•	estimated insurance costs of approximately $13.9 million for builder’s risk insurance, fees and reserves under the owner-controlled insurance program, umbrella and excess liability insurance and design professional liability insurance during the construction period; and

•	contingency of approximately $26.7 million of the total owner’s contingency of $34.3 million.

We are responsible for these components of the budget, including any cost overruns with respect to these components. Of this remaining $488 million of budgeted design and construction costs, we have spent approximately 13.4% through February 28, 2003. In addition, as of February 28, 2003, we had received bids with respect to items comprising another approximately 13.3% of these remaining budgeted costs. Accordingly, we have spent money or received non-binding bids for a total of approximately 26.7% of these remaining budgeted costs.

We have entered into a separate design/build contract with Bomel Construction Company, Inc. for the design and construction of the principal parking garage for a lump sum of $9.9 million, subject to certain exceptions, including any changes in the scope of work, force majeure or owner delays. Bomel has extensive experience constructing parking structures, including garages at Paris Las Vegas, Green Valley Ranch Station and The Palms Casino Resort. Design work for the construction is complete. Construction on the parking garage began in October 2002.

We are also currently finalizing a contract for the construction of the golf course, and expect that the newly constructed golf course will be available for play when Le Rêve opens.

We expect to lease eight of the retail shops at Le Rêve to third parties and intend to provide some of our retail tenants an allowance for improvements as part of the lease arrangements. We will own and operate the remaining retail shops at Le Rêve and will be responsible for constructing any improvements. These construction costs and allowances are included in our design and construction budget for Le Rêve. Design and/or construction costs in excess of an allowance are intended to be the responsibility of the particular retail tenant. Nevertheless, if we are unable to successfully negotiate leases consistent with our design and construction budget, we may have to fund or construct, at our cost, additional improvements in connection with the leases relating to the space.

We intend to operate most of the restaurants at Le Rêve. We plan to construct the improvements for all of the restaurants, whether managed by us or by third parties, and the costs of those improvements are included in our design and construction budget.

We believe that the overall design and construction budget of $1.4 billion is reasonable. In addition to the guaranteed maximum price provisions of the construction contract, we have implemented specific mechanisms that are intended to reduce the risk of construction cost overruns and delays, including:

•	a $150 million contractor performance and payment bond securing Marnell Corrao’s obligations under the construction contract;

•	a guaranty by Marnell Corrao’s parent company, Austi, of Marnell Corrao’s full performance under the construction contract until final payment under that contract;

•	a $50 million completion guarantee in favor of the lenders under Wynn Las Vegas’ Credit Facilities and the holders of Wynn Las Vegas and Wynn Las Vegas Capital Corp.’s (“Wynn Capital”) Notes by a special purpose subsidiary of Wynn Las Vegas, which completion guarantee is secured by $50 million of the net proceeds of our initial public offering contributed to the special purpose subsidiary, deposited in a collateral account and pledged to the lenders under the Credit Facilities and the holders of the Notes, to be applied to the costs of the project in accordance with the disbursement agreement;

•	a $30 million liquidity reserve account held by Wynn Las Vegas which was funded by $30 million of the net proceeds of our initial public offering pledged to the lenders under the Credit Facilities and holders of the Notes to secure Wynn Las Vegas’ obligation to develop and construct Le Rêve and to be applied to the costs of the project in accordance with the disbursement agreement;

•	a $34.3 million owner’s contingency that we may use, subject to the limitations set forth in the disbursement agreement, to cover owner-created delays and owner-originated changes in the scope of the work and other cost overruns; a liquidated damages provision requiring Marnell Corrao to pay us $300,000 for each day the completion of construction is delayed, following a five-day grace period and subject to force majeure and other permitted extensions, up to a maximum amount of $9 million; and

•	anticipated remaining availability of approximately $20.6 million under Wynn Las Vegas’ Revolver that may be used to pay interest under the Credit Facilities and the Notes as well as other financing fees if completion is delayed, and another $3.0 million under the Revolver for general corporate purposes.

To further ensure that there are sufficient funds to construct Le Rêve as planned and that such funds are disbursed appropriately, we, the indenture trustee for the Notes, and the agents of the lenders under the Credit Facilities have entered into a Master Disbursement Agreement (the “Disbursement Agreement”) to (i) regulate the holding and investment of the proceeds of the Credit Facilities and the Notes as well as certain of the capital contributions made by Wynn Resorts to Wynn Las Vegas and its subsidiaries (collectively, the “financing proceeds”), and (ii) establish the restrictive conditions for, and sequencing of, funding construction costs and procedures for approving, and limitations and restrictions on, change orders and amendments to the construction schedule and budget. The Disbursement Agreement restricts the Company’s investment of the financing proceeds to relatively short-term government-backed debt securities and restricts the use of the proceeds of the Notes and the Credit Facilities to only project costs related to Le Rêve and, subject to certain limitations, corporate overhead and related costs. The Disbursement Agreement also prohibits use of the proceeds from the debt financings until proceeds from the initial public offering that were included in the financing proceeds have been largely exhausted. Project costs will generally be funded first from the proceeds of our initial public offering that were included in the financing proceeds, next from the proceeds of the Notes and last from borrowings under the Credit Facilities. In addition, before we are permitted to receive funds from escrowed disbursement accounts in which our funding proceeds are deposited, the Disbursement Agreement requires us to deliver an officer-certified disbursement request, with amounts and documentation corroborated by a third-party construction consultant appointed by the disbursement agent.

Under the Disbursement Agreement, all contracts and agreements incurring obligations in excess of $5,000,000 are considered to be Material Project Documents, as defined in the Disbursement Agreement. Information supporting the amounts, nature and purpose of Material Project Documents must be corroborated by the third-party construction consultant and then pre-approved by the disbursement agent prior to execution.

All Material Project Documents change orders, regardless of the amount, must be reviewed and approved in the same manner.

The Disbursement Agreement also indicates that any change in the plans and specifications or any other change to the design, layout, architecture or quality of Le Rêve from the design, layout, architecture and quality contemplated upon the execution of the Disbursement Agreement is a Scope Change in accordance with the Disbursement Agreement. Information supporting the amount, nature and purpose of any Scope Change in excess of $250,000 must be corroborated and pre-approved in the same manner as a Material Project Document. Although Scope Changes that are less than $250,000 are considered de minimus and are not required to be pre-approved in the same manner, such de minimus Scope Changes are reviewed by the disbursement agent and monitored to ensure that they do not exceed an aggregate maximum of $10,000,000 over the life of the project.

Despite these protections, design and construction costs may be significantly higher than expected. Furthermore, if we do not complete construction of Le Rêve by the scheduled completion date (which may be extended in accordance with the Disbursement Agreement to as late as September 30, 2005) except for certain limited permitted extensions due to force majeure events, Wynn Las Vegas will be in default under the Credit Facilities and the Notes and the holders of the indebtedness will have the right to accelerate the indebtedness and exercise other rights and remedies against Wynn Las Vegas and certain of our subsidiaries.

Le Rêve Water Show Entertainment Production

Wynn Las Vegas has entered into (i) a license agreement with Calitri Services and Licensing Limited Liability Company (“Calitri”) under which Calitri will create, develop and produce the show to be presented in the Le Rêve showroom, and (ii) a production services agreement with Productions du Dragon, S.A. whereby, Productions du Dragon employs Franco Dragone as the executive producer and principal creator of the show. The concept of the show, which involves a water-based production in Le Rêve’s showroom, has already been approved by Mr. Wynn and is under development and pre-production.

Wynn Las Vegas has paid Calitri a $2 million up-front creation fee. In addition to the creation fee, Calitri will receive 10% of the net ticket revenue and 30% of the show’s net profits. The show’s net profits will include net ticket revenue and revenue from food and beverages sold in or immediately adjacent to the showroom, less (i) the 10% of the net ticket revenue fee paid to Calitri, (ii) amortization of construction costs, and (iii) other operating expenses. Productions du Dragon will receive an additional 20% of the show’s net profits. Under the license agreement, Wynn Las Vegas will have the sole and exclusive right to license and/or manufacture and sell products and souvenirs related to the show. In return for this right, Calitri will receive 10% of the retail selling price, less certain costs, of all retail sales of these products, and 50% of the before tax profits, less certain costs, generated by all non-retail sales of these products. However, if the production fails to satisfy certain revenue requirements, Wynn Las Vegas will be able to terminate both of the agreements prior to the end of the term. The term of both agreements is ten years after the opening date of the show, which will coincide with the opening of Le Rêve. Wynn Las Vegas also has an option to renew both of the agreements for an additional five-year term. The production services agreement terminates upon termination of the license agreement unless the option for the second production or other project described below is exercised and a separate production services agreement for that second production or other show has not been executed.

Wynn Las Vegas also has an option with respect to a second production for Le Rêve or for another project. Wynn Las Vegas or one of our other subsidiaries will be required to pay $1 million if we exercise the option. If the option is exercised, the optionee will be obligated to use Productions du Dragon for production services.

We have also granted Calitri an award of 189,723 shares of restricted stock as part of the compensation for its development of the production. The restricted stock will vest on June 30, 2006. However, the restricted stock will not vest, but instead will be immediately cancelled and retired, if, as of June 30, 2006: (1) the entertainment production at Le Rêve has not commenced or has been cancelled due to any act or omission of Calitri and

(2) Calitri has not successfully opened another production show for us in another venue or, if opened, the other show has been cancelled due to any act or omission of Calitri. This compensation, estimated based on the fair value of the stock grant at December 31, 2002, of approximately $2.5 million will be amortized over the period through the date of vesting and adjusted for changes in the market price of the stock until vested. This compensation is capitalized as part of the cost of constructing the entertainment production.

Market and Competition

Las Vegas

Las Vegas is one of the fastest growing leisure, lodging and entertainment markets in the country, has one of the strongest and most resilient hotel markets in the country and, according to the American Gaming Association, has the highest casino gaming revenue in the United States. Major properties on the Las Vegas Strip have opened over the past ten years including Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, Aladdin Resort & Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Circus Circus Hotel, Casino and Theme Park, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Le Rêve, which will be located on the Las Vegas Strip, will compete with these and other high-quality resorts and hotel casinos on the Las Vegas Strip and those in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

In June 2003, The Venetian expects to complete a 1,000-room hotel tower on top of the resort’s existing parking garage. Also, Mandalay Bay Resort & Casino has announced that it expects to complete construction of and open a 1,122-room, all-suite tower connected to the current hotel casino resort in October 2003. MGM Mirage has announced that it will begin construction in mid-2003 of an approximately 925-room “spa tower” addition to Bellagio, as well as expand Bellagio’s spa and salon, meeting space and retail space, with an expected completion in December 2004. Other than the expansions of The Venetian, Mandalay Bay Resort & Casino and Bellagio, we are not aware of any significant additions of hotel rooms to major hotel casino resort properties in Las Vegas or any developments of new major hotel casino resort properties in Las Vegas in the near future.

Many competing properties, such as Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, the MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Rio All-Suite Hotel & Casino, Treasure Island at The Mirage and The Venetian, have themes and attractions which draw a significant number of visitors and will directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we will and target the same demographic group as we will. We will seek to differentiate Le Rêve from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and level of luxury.

Las Vegas casinos also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, riverboat gaming facilities in other states, hotel/casino facilities elsewhere in the world, state lotteries, Internet gaming and other forms of gaming. In addition, certain states recently have legalized, and others may or are likely to legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. Also, in March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands is growing and could become a significant competitive force. The proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

Our casino will also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, on- and off-track wagering and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States will also increase competition we face and will continue to do so in the future. We will face additional competition if gaming is legalized in jurisdictions near our property or our target markets where it currently is not permitted.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred in December 1999 from Portugal to Chinese administration. Macau is located approximately 37 miles southwest of Hong Kong and has been a gaming destination for more than 40 years. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, more than 10 million people visited Macau in 2001 and casinos in Macau generated approximately US $2.3 billion in gaming revenue. Macau casinos are primarily table game-oriented and include many private VIP rooms, but contain relatively few slot machines.

Macau’s gaming market is primarily dependent on tourists. According to Macau Statistics and Census Service Monthly Bulletin of Statistics, from 1999 through 2001 less than one-third of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only one to two nights. Gaming customers traveling to Macau typically come from nearby destinations in Asia such as Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, 90% of the tourists who visited Macau in 2001 came from Hong Kong, mainland China or Taiwan, with over 50% coming from Hong Kong.

Macau completed construction of an international airport in 1995 that provides direct air service to many major cities in Asia such as Manila, Singapore, Taipei, Bangkok, Beijing and Shanghai. The Macau International Airport can accommodate large commercial aircraft and directly serves at least 20 cities, including at least 12 in China, with links to numerous other major Asian destinations.

The Macau government is encouraging significant foreign and domestic investment in new and expanded casino and entertainment facilities in Macau that are intended to promote Macau as a casino resort destination and enhance tourism and lengthen stays. Examples of recent investment activity in Macau include the reported development of an entertainment complex that will include gaming amenities in the Fisherman’s Wharf area of Macau planned by Sociedade de Jogos de Macau (“SJM”), and the Casino Pharaoh’s Palace recently opened in the Landmark Building by SJM; the casino resort on Taipa reportedly planned by Galaxy Casino, Ltd., an affiliate of Venetian Resorts; the proposed casino reportedly to be constructed by Venetian Resorts in Macau adjacent to the Mandarin Oriental Hotel; and Wynn Macau’s proposed casino resort. In addition, the development of Hong Kong Disneyland scheduled to open in 2005 on Lantau Island near Macau is expected to increase the number of visitors to Macau.

The economy of Macau relies heavily on the economy of Hong Kong because the majority of the visitors who travel to Macau are from Hong Kong. As a result, economic slowdowns in Hong Kong affect the number of visitors who travel to Macau and the profitability of Macau businesses that rely on tourism. The Macau pataca and the Hong Kong dollar are linked to each other and, in many cases, are used interchangeably in Macau. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.” However, currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of Wynn Macau. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of China. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macau, inhibit the growth of gaming in Macau and negatively impact Wynn Macau’s gaming operations.

In the past, gaming in Macau was administered as a government-sanctioned monopoly concession awarded to a single concessionaire. However, under the authority of the Chief Executive and the Casino Tender Commission of Macau, the government of Macau recently liberalized the gaming industry by granting concessions to operate casinos to three concessionaires. SJM, has been granted one of the concessions. SJM is controlled by Stanley Ho, who through another entity has controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years. Galaxy Casino Company Limited, referred to as Galaxy, also has been awarded a concession to operate casinos in Macau. Galaxy is a joint venture between an affiliate of the operators of The Venetian in Las Vegas and a group of Hong Kong investors headed by Lui Chi-woo. Reportedly, Venetian Resorts has also entered into a subconcession agreement with Galaxy to independently develop and operate casinos in Macau. Wynn Macau was awarded the third concession. Wynn Macau’s gaming business will compete with businesses to be operated by the two other casino concessionaires and one sub-concessionaire in Macau. In addition, the concession agreement into which Wynn Macau has entered with the Macau government permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions, Wynn Macau will face increased competition from local casino operators in Macau.

SJM has the benefit of being the established gaming enterprise already in existence at twelve locations in Macau. Most of these twelve casinos are relatively small facilities which are offered as amenities in hotels, however a few are substantial operations enjoying recognition by gaming customers. Three of the largest hotels with casinos in Macau are the Hotel Lisboa, Mandarin Oriental and the Hyatt Regency. Seven of the twelve casinos in Macau are located in hotels. In addition, an affiliate of Mr. Ho owns substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong and Kowloon.

Wynn Macau will face increased competition if SJM, Galaxy or Venetian Resorts constructs new, or renovates existing, casinos in Macau. As previously noted, SJM recently opened Pharaoh’s Palace in the Landmark Building and is reported to be planning a major remodeling of the Hotel Lisboa and a new Fisherman’s Wharf entertainment complex, which will include gaming amenities, in the area of the Macau ferry terminal. SJM is obligated to invest at least approximately 4.7 billion patacas (approximately US $605.8 million) by December 2004 under its concession agreement with the government of Macau. Additionally, according to news reports, Galaxy intends to build a major casino resort on Taipa, the island where Macau’s international airport is located, and possibly other casinos. Together, Galaxy and its subconcessionaire are obligated to invest at least 8.8 billion patacas (approximately US $1.1 billion) by June 2012 under Galaxy’s concession agreement with the government of Macau.

Wynn Macau will also face competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. Wynn Macau also will encounter competition from other major gaming centers located around the world, such as Australia and Las Vegas, cruise ships in Asia that offer gaming, and illegal casinos throughout Asia. Further, if current efforts to legalize gaming in Thailand or Penghu, Taiwan are successful or if the reported large-scale new casino entertainment complex proposed in Manila, Philippines is developed, Wynn Macau will face additional regional competition.

Regulation and Licensing

The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we will obtain all required registrations, licenses and approvals on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating one of our gaming facilities, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but we cannot assure you that we would recover its full value.

Nevada

Introduction.    The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Once the resort is open, Le Rêve’s operations will be subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming License Board, which we refer to herein collectively as the Nevada Gaming Authorities.

Policy Concerns of Gaming Laws.    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in these laws, regulations and procedures could have significant negative effects on Le Rêve’s proposed gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements.    Before Le Rêve opens, Wynn Las Vegas, as the owner and operator of Le Rêve, will be required to seek approval from, and be licensed by, the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee. If Wynn Las Vegas is granted gaming licenses, it will have to pay periodic fees and taxes. The gaming licenses will not be transferable. We cannot assure you that Wynn Las Vegas will be able to obtain all approvals and licenses from the Nevada Gaming Authorities on a timely basis or at all.

Company Registration Requirements.    Before Le Rêve opens, Wynn Resorts will be required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Valvino and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Valvino will be required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn Resorts Holdings will also be required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn Las Vegas, as an issuer of the Notes, will also qualify as a registered company and, in addition to being licensed, will be required to be registered by the Nevada Gaming Commission as a registered company. Wynn Capital will not be required to be registered or licensed, but may be required to be found suitable as a lender or financing source. We cannot assure you that the registrations, licenses and findings of suitability from the Nevada Gaming Authorities will be obtained on a timely basis or at all.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements.    No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and our officers, directors and certain key employees will be required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Redemption of Securities Owned By an Unsuitable Person.    Wynn Resorts’ articles of incorporation provide that, to the extent a gaming authority makes a determination of unsuitability or to the extent deemed necessary or advisable by the board of directors, Wynn Resorts may redeem shares of its capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the board of directors to be the fair value of the securities to be redeemed. If Wynn Resorts determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading date before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The Nasdaq National Market or SmallCap Market, or if the closing price is not reported, the mean between the bid and asked prices, as quoted by any other generally recognized reporting system. Wynn Resorts’ right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. Pursuant to the applicable restricted stock agreement, the redemption price for shares of unvested restricted stock will be a nominal amount. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as Wynn Resorts elects.

Aruze USA, which owns approximately 31% of Wynn Resorts’ common stock, will be required to apply to, and be licensed or found suitable by, the Nevada Gaming Commission and be registered as a holding company of Wynn Resorts prior to the opening of Le Rêve. Kazuo Okada is the owner of a controlling interest in Aruze Corp., the parent company of Aruze USA, and will also be required to be licensed or found suitable in respect of Wynn Resorts. Aruze Corp. will qualify as a publicly traded corporation under the terms of the Nevada Gaming Control Act and will be required to apply to, and be registered by, the Nevada Gaming Commission as a registered company and to be found suitable to own the stock of Aruze USA. Any beneficial owner of more than 10% of Aruze Corp.’s voting securities must also be licensed or found suitable, including Kazuo Okada and his son, Tomohiro Okada. Kazuo Okada is currently licensed by the Nevada Gaming Commission to own the shares of Universal Distributing of Nevada, Inc., a gaming machine manufacturer and distributor. Kazuo Okada and Tomohiro Okada previously sought approval from the Nevada Gaming Commission in connection with the proposed transfer of Universal Distributing to Aruze Corp. In connection with this application, the Nevada State Gaming Control Board raised certain concerns, including transactions which were then the subject of a pending tax case in Japan which involved Universal Distributing, Aruze Corp. and other related parties. The lower court in the Japanese tax case ruled in Aruze Corp.’s favor, which ruling was upheld on appeal. However, it is unclear whether or how these events will affect the Nevada Gaming Commission’s consideration of suitability with respect to Aruze USA’s ownership of Wynn Resorts’ stock.

Aruze Corp. has informed us that there are a number of other outstanding issues in the Nevada State Gaming Control Board’s investigation of the proposed transfer of Universal Distributing. These issues could result in the denial of the application. In addition, on January 22, 2003, the Missouri Gaming Commission denied the renewal of a supplier’s gaming license to Sigma Game, Inc., a slot machine manufacturer with which Kazuo Okada has financial ties and with respect to which Kazuo Okada is considered by that commission to be a “key person”, on the basis that Kazuo Okada and Aruze Corp. failed to complete key person application forms for licensing in the state of Missouri as requested. We have been further informed that the Missouri gaming applications were not filed by Kazuo Okada and Aruze Corp. on advice of their legal counsel. Subsequently, Sigma Game, Inc. obtained a Missouri state court preliminary injunction reinstating its supplier’s gaming license. No formal action of any kind has been taken by the Nevada State Gaming Control Board or the Nevada Gaming Commission in connection with any of these issues. The Nevada State Gaming Control Board and Aruze Corp. have agreed to defer the pursuit of the proposed transfer of Universal Distributing until or after the applications regarding Le Rêve have been acted upon, although it was recently reported that the Chairman of the Nevada Gaming Control Board suggested that the resolution of the Japanese tax case might trigger an earlier resumption of the pending Universal Distributing licensing proceeding. If the Nevada State Gaming Control Board or the Nevada Gaming Commission were to act adversely with respect to the pending proceeding involving Universal Distributing, that decision could adversely affect an application filed by Aruze USA, Aruze Corp., Kazuo Okada or Tomohiro Okada in respect of Wynn Resorts.

If any gaming application of Aruze USA, Aruze Corp. or Kazuo Okada concerning Aruze USA’s ownership of Wynn Resorts’ stock is denied by Nevada gaming authorities or requested to be withdrawn or is not filed within 90 days after the filing of Wynn Resorts’ application, then, under certain circumstances, Wynn Resorts has the right to (i) require Mr. Wynn to purchase the shares owned by Aruze USA in Wynn Resorts or (ii) purchase the shares directly. In either circumstance, Wynn Resorts and Mr. Wynn have the option to purchase the shares with a promissory note unless the Nevada Gaming Commission determines that Aruze USA is unsuitable to hold a note as described in more detail below. If we are required to purchase the shares held by Aruze USA, we may have to seek equity financing for such a purchase or issue a promissory note and therefore incur an indebtedness obligation to Aruze USA, which we are permitted to do under our articles of incorporation. Any such debt obligation on our balance sheet may negatively affect the price of our common stock.

Moreover, if the Nevada Gaming Commission were to determine that Aruze USA is unsuitable to hold a promissory note issued by Wynn Resorts or Mr. Wynn, the Nevada Gaming Commission could order Aruze USA or its affiliate to dispose of its voting securities within a prescribed period of time that may not be sufficient to dispose of the securities in an orderly manner, which could have a negative effect on the price of our common stock.

If Aruze USA or its affiliate were unable to dispose of its voting securities within the prescribed period of time, or if Wynn Resorts failed to pursue all lawful efforts to require Aruze USA or its affiliate to relinquish its voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value, the Nevada Gaming Commission could determine that Wynn Resorts was unsuitable or could take disciplinary action against Wynn Resorts. Disciplinary action could result in the limitation, conditioning, suspension or revocation of any approvals or gaming licenses held by Wynn Resorts and/or the imposition of a significant monetary fine against Wynn Resorts. Any such disciplinary action could significantly impair our operations.

Consequences of Violating Gaming Laws.    If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate Le Rêve and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Beneficial Securities Holders.    Regardless of the number of shares held, any beneficial holder of Wynn Resorts’ voting securities, may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board at directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

The articles of incorporation of Wynn Resorts include provisions intended to help it implement the above restrictions.

Consequences of Being Found Unsuitable.    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Wynn Resorts;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Securities Ownership.    The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company, such as the Notes, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Wynn Resorts will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of Wynn Resorts’ voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. We do not know whether this requirement will be imposed on us. However, the certificates representing shares of Wynn Resorts’ common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts’ articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

Approval of Public Offerings.    Once Wynn Resorts becomes a registered company, it may not make a public offering of its securities without the prior approval of the Nevada Gaming Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Gaming Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, such as Wynn Resorts and Wynn Las Vegas, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Gaming Commission for prior approval of such offering. The Nevada Gaming Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a ruling request, the Nevada State Gaming Control Board Chairman has ruled that it is not necessary to submit an application. Our initial public offering of common stock did qualify as a public offering. The Nevada State Gaming Control Board Chairman considered our ruling request and has issued an administrative ruling that it was not necessary to submit an application for prior approval of the initial public offering or the offering of Notes by Wynn Las Vegas.

Approval of Changes in Control.    Once Wynn Resorts becomes a registered company, it must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics.    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Once we become a registered company, approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes.    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise.

Foreign Gaming Investigations.    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming

Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License for Conduct of Gaming and Sale of Alcoholic Beverages.    The conduct of gaming activities and the service and sale of alcoholic beverages at Le Rêve will be subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board. In addition to approving Wynn Las Vegas, the Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Macau

As a concessionaire of the Government of Macau, Wynn Macau is subject to the regulatory control of the Government of Macau.

The Macau government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires are permitted to operate casinos. To compete for concessions, candidates must tender proposals pursuant to procedures prescribing the content and timing of submissions and the evaluation criteria involved in the selection process. Applicants are evaluated according to suitability criteria including their financial capacity, business experience and reputation, and the reputation of their affiliates and associates. Applicants are required to pay the costs of investigation and to make a deposit against such costs as part of the submission of proposals. The selection process includes consultation and negotiation between the applicants and the Macau government, which selects the applicants that are awarded concessions. Under the current Law and Administrative Regulations, a maximum of three such concessions can be awarded. Each concessionaire is required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, forms the framework for the regulation of the activities of the concessionaire.

Under the Laws and Administrative Regulations, concessionaires are subject to suitability requirements in terms of background, associations and reputation, as are stockholders of 5% or more of a concessionaire’s equity securities, officers, directors and key employees. The same requirements apply to any entity engaged by a concessionaire to manage casino operations. Concessionaires also are required to satisfy minimum capitalization requirements, to demonstrate and maintain adequate financial capacity to operate the concession, and to submit to continuous monitoring of its casino operations by the Macau government. Concessionaires also are subject to periodic financial reporting requirements and reporting obligations with respect to, among other things, certain contracts, financing activities and transactions with directors, financiers and key employees. Transfers or the encumbering of interests in concessionaires must be reported to the Macau government and are ineffective without government approval.

Each concessionaire is required to engage an executive director who must be a permanent resident of Macau and the holder of at least 10% of the capital stock of the concessionaire. The appointment of the executive director and of any successor is ineffective without the approval of the Macau government. All contracts for the management of a concessionaire’s casino operation also are ineffective without the approval of the Macau government.

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 5% of gross gaming revenue (Wynn Macau must pay 4% under its concession agreement) for the promotion of public interests, infrastructure and tourism. Concessionaires also are obligated to withhold, subject to partial exemption, a 5% tax from commissions paid to junket representatives. A junket representative is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation, accommodations, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire.

Junket representatives must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect stockholders of 5% or more of a junket representative’s equity securities (where applicable), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a junket representative license is one year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years.

Licensed junket representatives must identify outside contractors who assist them in junket activity to the Macau government. Such contractors are subject to disapproval by the Macau government. Changes in the management structure of business entity licensees must be reported to the Macau government and transfers or the encumbering of interests in such licensees are void without prior government approval. To conduct junket activity, junket representative licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

Concessionaires are jointly responsible with their junket representatives for the activities of such representatives and their employees and contractors in the concessionaires’ casinos, and for their compliance with applicable laws and regulations. Concessionaires must submit annual lists of their junket representatives for the following year, and must update such lists on a quarterly basis. The Macau government may designate a maximum number of junket representatives and specify the junket representatives a concessionaire is permitted to engage. Concessionaires are subject to periodic reporting requirements with respect to commissions paid to their junket representatives and are required to oversee their activities and report instances of non-compliance or unlawful activity.

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire. The government of Macau also may redeem a concession starting at an established date after the entering into of a concession. With respect to Wynn Macau’s concession, the government of Macau’s right to redeem the concession begins fifteen years from the date of the concession agreement and entitles Wynn Macau to certain compensation. The government of Macau also may terminate a concession for cause, including, without limitation, failure of the concessionaire to fulfill its obligations under law or the concession contract, abandonment or suspension of operations or failure to pay taxes and other monetary obligations to the government of Macau, in which case no compensation is due to the concessionaire. In addition, the government of Macau may, in the public interest, unilaterally terminate the concession at any time, in which case the concessionaire is entitled to reasonable compensation.

The government of Macau is currently considering various proposed changes to its laws and regulations relating to casino gaming. Such changes could affect the viability and profitability of contemplated casino operations in Macau. In addition, many of the laws and regulations summarized above have not yet been applied by the government of Macau to an operating concessionaire. Therefore, the effectiveness, reasonableness and fairness of the regulatory system cannot be assessed at this time.

Seasonality

Upon opening Le Rêve certain months may experience fluctuations in revenues and cash flows, however, we do not expect that our gaming business will be unusually impacted by seasonality.

Employees

We currently employ approximately 200 employees in the U.S. We anticipate that when Le Rêve opens, we will employ nearly 8,000 employees in connection with the operation of Le Rêve. In addition, we expect that Wynn Macau will employ approximately 3,700 employees by the opening of both phases of our casino resort in Macau. As a result, we will need to undertake a major recruiting and training program before the opening of the resorts. However, we believe that we will be able to attract and retain a sufficient number of qualified individuals to operate the hotel and casino. We will pay competitive market wages to our employees.

Currently, Valvino is a party to three collective bargaining agreements with three different unions which it assumed in connection with the acquisition of the Desert Inn Resort & Casino. All of these agreements will expire before the scheduled opening of Le Rêve. However, the unions may seek to organize the workers at Le Rêve or claim that the agreements assumed in connection with Valvino’s acquisition of the Desert Inn Resort & Casino obligate Wynn Las Vegas to enter into negotiations with one or more of the unions to represent the workers at Le Rêve. Unionization or pressure to unionize could increase our labor costs.

Trademarks and Service Marks

Our most important marks are LE RÊVE for hotel services and LE RÊVE for casino services. We have purchased the common-law name and mark “LE REVE” from a California trust which has been operating a hotel by that name since the late 1980’s. This purchase removed the California trust as a prior user with superior rights. We have also applied to register the “LE RÊVE” service mark in the United States Patent and Trademark Office (the “PTO”), for hotel services. Our application for the LE RÊVE hotel mark cleared the PTO examination process and was “published for opposition.” Domaine Carneros, a registrant of the “Le Reve” mark for sparkling wines since 1998 filed an opposition to our application based upon an alleged connection between wines and restaurant services, bar services and lounge services. We have entered two stipulations to extend our time to file an answer and counterclaim for cancellation of the Domaine Carneros registration pending global settlement discussions involving the use of Domaine Carneros as a non-exclusive vendor of products for the hotel’s restaurants, bars and lounges. If a global resolution is not reached, we will file our answer and counterclaim for cancellation of the Domaine Carneros registration on or before April 1, 2003.

We have also applied to register the LE RÊVE service mark with the PTO for combined casino and entertainment services. Because the PTO translates “Le Rêve” as “The Dream,” it has cited certain “Dream” marks as a basis for preliminarily refusing to allow some of our “LE RÊVE” applications, including this application, to proceed toward registration. The PTO’s objection to this application appears to relate solely to entertainment services, and not casino services. Accordingly, we have divided the application to register

LE RÊVE for casino services separately from entertainment services. The application for casino services should not be subject to the objections which relate to entertainment services. We have also entered into various consent agreements with the owners of many of the “Dream” marks cited against us, thus clearing some of the PTO’s objections. We will present these consent agreements to the PTO to overcome the translation citations.

In addition, we have applied to register this mark for other uses, including gift shop items, retail services, clothing, golf balls and golf accessories, toys, tote bags, mugs, and others, none of which, individually, will be material to our business. Our application for LE RÊVE retail services was preliminarily refused based on a prior registration for “Le Reve,” for wines, and registrations for “Dream” and “The Dream,” for various other goods. We have received the right to register LE RÊVE for metal goods, and the remaining applications are pending. None of the non-hotel and non-casino applications for LE RÊVE are for goods or services that would, if finally rejected, have a material impact on our business.

Even if we are able to obtain registration of the LE RÊVE mark for the above-described applications, such federal registration is not completely dispositive of the right to such trademarks. Third parties who claim prior rights with respect to “Dream” marks or to marks similar to LE RÊVE may nonetheless challenge our use of LE RÊVE and seek to overcome the presumptions afforded by such registrations. They could also attempt to prevent our use of LE RÊVE and/or seek monetary damages as a result of our use. To date, no entity has notified us that they object to our actual use of the LE RÊVE mark for hotel or casino services. Federal registration with the U.S. Patent & Trademark Office is not a requirement for our use but is helpful in enforcing our growing rights in the LE RÊVE mark.

Risk Factors

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report on Form 10-K. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

Risks Associated with Our Construction of Le Rêve

There are significant conditions to the funding of the remaining components of the financing for the Le Rêve project.

Wynn Las Vegas has entered into agreements governing the Credit Facilities which provide for borrowings up to $1 billion and the FF&E Facility providing for additional loans up to $188.5 million, which Wynn Las Vegas may request the FF&E lenders to increase to $198.5 million if we purchase a replacement corporate aircraft.

Wynn Resorts has contributed $386.7 million of the net proceeds of its initial public offering and Valvino Lamore, LLC has contributed all of its existing cash on hand to Wynn Las Vegas. Wynn Las Vegas has entered into the Disbursement Agreement with the agents under the Credit Facilities and the FF&E Facility and the trustee of the Notes. Under the Disbursement Agreement, Wynn Las Vegas is required to first use equity proceeds and the cash on hand that Wynn Resorts and Valvino contributed to Wynn Las Vegas, other than the funds contributed to the completion guarantor and held in the liquidity reserve account, to fund the development, construction and pre-opening costs of Le Rêve. When those funds are depleted as expected in the third or fourth quarter of 2003, Wynn Las Vegas will be permitted to use the proceeds of the Notes. Wynn Las Vegas will not be permitted to borrow under the Credit facilities or the FF&E Facility until it has applied all of the proceeds of the Notes, which is expected to be during the first quarter of 2004.

Wynn Las Vegas’ ability to, from time to time, obtain a disbursement of the proceeds of the Notes or borrow under the Credit Facilities and the FF&E Facility is subject to various conditions precedent. As such, a substantial portion of the funds will have been spent before we know whether the conditions to disbursement of funds under Wynn Las Vegas’ debt facilities will have been satisfied. In addition to other customary conditions to funding for these types of facilities, Wynn Las Vegas’ ability to obtain a disbursement of the funds under its debt instruments is subject to the following conditions:

•	Wynn Las Vegas, Marnell Corrao Associates, Inc., the lenders’ independent construction consultant and certain other third parties must certify as to various matters regarding the progress of construction, as to the conformity of the portions of the project then completed with the plans and specifications and that the Le Rêve project will be completed by the scheduled completion date, which may be extended in accordance with the disbursement agreement, but not beyond September 30, 2005, except for certain limited permitted extensions due to force majeure events;

•	Wynn Resorts and its principal stockholders must maintain in full force and effect the existing arrangements among Wynn Resorts’ stockholders to facilitate obtaining the gaming license for the Le Rêve project in the event that one of our major stockholders is unable to qualify for such license;

•	the construction of Le Rêve must be “in balance,” meaning that the undisbursed portions of the proceeds of the Notes, the Credit Facilities and the FF&E Facility, together with certain other funds available to Wynn Las Vegas, must equal or exceed the remaining costs to complete Le Rêve’s construction plus a required contingency; and

•	Wynn Las Vegas and the general contractor must have entered into subcontracts in respect of specified percentages of the total construction cost of Le Rêve to be managed by each of them, which percentages are to be mutually agreed upon by Wynn Las Vegas and the lenders under the Credit Facilities.

We cannot assure you that Wynn Las Vegas will be able to satisfy the conditions to funding at the time disbursements or drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the lenders under the Credit Facilities and their consultants and is therefore beyond Wynn Las Vegas’ control.

Any failure to satisfy the conditions to the release of the proceeds of the Notes or drawdowns under the Credit Facilities or the FF&E Facility could severely impact our ability to complete Le Rêve and could arise before or after some or all of the proceeds of Wynn Resorts’ initial public offering intended for the development and construction of Le Rêve have been expended on the project. We may not have access to alternative sources of funds necessary to complete Le Rêve on satisfactory terms or at all. If we seek additional equity capital as a funding alternative, the interests of Wynn Resorts’ stockholders could be diluted.

The development costs of Le Rêve are estimates only, and actual development costs may be higher than expected.

Not all of the plans and specifications for Le Rêve have been finalized. We expect the total development cost of Le Rêve to be approximately $2.4 billion, including the budgeted design and construction costs, cost of the land, capitalized interest, pre-opening expenses and all financing fees. The required cash interest payments and commitment fees on the Credit Facilities, FF&E Facility, Notes and any other indebtedness and obligations of Wynn Las Vegas which will become due through the estimated commencement date of operations of Le Rêve have been included in our estimate of the total development cost.

While we believe that the overall budget for the development costs for Le Rêve is reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although Wynn Las Vegas has a $34.3 million owners’ contingency, a $50 million completion guarantee and a $30 million liquidity reserve to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. Moreover, the Disbursement Agreement imposes conditions on the use of these contingencies, including that the completion guarantee and the liquidity reserve are only available to Wynn Las Vegas incrementally once the project is halfway completed. If Wynn Las Vegas is unable to use these contingencies or if these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs. Wynn Las Vegas’ inability to pay development costs as they are incurred will negatively affect our ability to complete Le Rêve and thus may significantly impair our business operations and prospects.

Cost overruns could cause Wynn Las Vegas to be out of “balance” under the disbursement agreement and, consequently, prevent it from obtaining funds from the proceeds of the Notes or, after those funds are exhausted, to draw down under the Credit Facilities and the FF&E Facility. If Wynn Las Vegas cannot obtain these funds, it will not be able to open Le Rêve to the general public on schedule or at all, which would have a significant negative impact on our financial condition and results of operations.

Not all of the construction costs of Le Rêve are covered by our guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We have entered into a guaranteed maximum price construction contract with Marnell Corrao covering approximately $919 million of the budgeted $1.4 billion design and construction costs for Le Rêve. We are responsible for cost overruns with respect to the remaining approximately $488 million of the $1.4 billion of budgeted components that are not part of the guaranteed maximum price contract. The guaranteed maximum price contract does not include items such as the costs of construction of the new golf course and the principal parking garage and approximately $303 million in interior design and related furniture, fixtures and equipment. While we may in the future enter into other agreements that may seek to limit our exposure to construction cost increases, the actual costs for these items may exceed budgeted costs.

The guaranteed maximum price under the Marnell Corrao construction contract may increase, and we would be responsible for the amount of any increase.

Although we have a $919 million guaranteed maximum price construction contract with Marnell Corrao, it provides that the guaranteed maximum price will be appropriately increased, and the deadline for the contractor’s obligation to complete construction will be appropriately adjusted, on account of, among other things:

•	changes in the architect-prepared design documents or deficiencies in the design documents;

•	changes requested or directed by us in the scope of the work to be performed pursuant to the construction contract;

•	changes in legal requirements;

•	natural disasters, unavoidable casualties, industry-wide labor disputes affecting the general Las Vegas area and not limited to the project and other force majeure events that are unforeseeable and beyond the reasonable control of Marnell Corrao; and

•	delays caused by us, including delays in completing the drawings and specifications.

Although we have determined the overall scope and general design of Le Rêve, not all of the detailed plans and specifications have been finalized. We do not have final plans for construction components comprising approximately $310.7 million of the approximately $919 million Marnell Corrao construction contract. With respect to the construction components for which plans and specifications have not been finalized, the guaranteed maximum price is based on master concept plans and agreed upon design and other premises and assumptions for the detailed plans to be created. Construction has commenced before completion of all drawings and specifications.

Inconsistencies between the completed drawings and specifications and the premises and assumptions on which the approximately $919 million guaranteed maximum price was based could, under specific circumstances, cause us to be responsible for costs in excess of the guaranteed maximum price. For example, if the initial drawings, when finalized, are inconsistent with the premises and assumptions, we will be responsible for the increase, if any, in the cost to construct the work covered by those drawings over the previously agreed upon amounts designated for such work in the guaranteed maximum price. Furthermore, the premises and assumptions may not be sufficiently specific to determine, as between the contractor and us, who is responsible for cost overruns in specific situations.

The liquidated damages provision in our guaranteed maximum price construction contract likely will not be sufficient to protect us against exposure to actual damages we may suffer for delay in completion of the project.

Under the construction contract with Marnell Corrao, the guaranteed date of substantial completion is 910 calendar days from the date we directed Marnell Corrao by written notice to commence construction. The contract provides for liquidated damages in the amount of $300,000 per day to be imposed on Marnell Corrao on a daily basis, up to a maximum of 30 days, for a maximum amount of $9 million, if all work required by the construction contract is not substantially completed by the deadline, following a five-day grace period and subject to force majeure and other permitted extensions. We cannot assure you that construction will be completed on schedule and, if completion of the construction were delayed beyond the grace period, our actual damages would likely exceed $300,000 per day.

In addition, if the contractor defaults under the construction contract, we may be unable to complete Le Rêve on schedule or within the amount budgeted. Failure to complete construction on schedule may have a significant negative impact on our operations and financial condition.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the guaranteed maximum price contract.

Under the terms of the construction contract with Marnell Corrao, Marnell Corrao is, subject to specific conditions and limitations, responsible for all construction costs covered by the construction contract that exceed the approximately $919 million guaranteed maximum price contained in the contract.

Austi, the parent company of the contractor, which is a private company controlled by the Anthony A. Marnell II family, has agreed to provide a continuing guaranty by which Austi guarantees Marnell Corrao’s full performance under the construction contract until final payment under that contract. In addition, Marnell Corrao is obligated to obtain and provide a $150 million contractor performance and payment bond.

We cannot assure you that Marnell Corrao and Austi will have sufficient financial resources to fund any cost overruns or liquidated damages for which Marnell Corrao is responsible under the guaranteed maximum price contract. Furthermore, neither Marnell Corrao nor Austi is contractually obligated to maintain its financial resources to cover cost overruns. If Marnell Corrao and Austi do not have the resources to meet their obligations and we are unable to obtain funds under the performance and payment bond in a timely manner, or if the performance and payment bond is insufficient to cover any shortfall, we may need to pay these excess costs in order to complete construction of Le Rêve.

Certain provisions in the construction contract with Marnell Corrao for construction of Le Rêve may be unenforceable.

Recently enacted Nevada statutes have substantially impaired, and in some cases eliminated, an owner’s ability to withhold funds from a contractor or subcontractor, even when there may be defective work or a dispute about amounts owed. The new laws also limit an owner’s ability to terminate, suspend or interrupt the construction, and in several circumstances, entitle the contractor and subcontractor to payment of their full unearned fee, following a brief notice period, if the owner suspends, terminates or interrupts the construction or fails to make payment or withholds amounts claimed to be due. In addition, Nevada law permits contractors and subcontractors to terminate construction contracts upon very short notice periods if any payments are not timely made to the contractors. The construction contract with Marnell Corrao contains provisions that provide us with rights and protections that in some circumstances may be inconsistent with these new laws. While it appears that some of the new laws can be waived, others expressly prohibit waiver. The effect of the new laws on the provisions of the construction contract is not completely clear. Therefore, while we have negotiated with Marnell Corrao for specific rights and obligations, including with respect to damages, termination and suspension of construction, those provisions of the construction contract may not be enforceable to the extent they conflict with non-waivable provisions of applicable laws. If the provisions of the construction contract are not enforceable, delays or suspensions in the work initiated by the owner or other events may expose us to increased costs. We cannot assure you that we will have sufficient funds to pay these increased costs.

There are significant risks associated with major construction projects that may prevent completion of Le Rêve on budget and on schedule.

Major construction projects of the scope and scale of Le Rêve entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Le Rêve.

We anticipate that only some of the subcontractors engaged by the contractor to perform work and/or supply materials in connection with the construction of Le Rêve will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. We cannot assure you that these bonds will be adequate to ensure completion of the work.

We cannot assure you that Le Rêve will commence operations on schedule or that construction costs for Le Rêve will not exceed budgeted amounts. Failure to complete Le Rêve on budget or on schedule may have a significant negative effect on us.

Simultaneous construction of Le Rêve and the Macau casino(s) may stretch management time and resources.

Le Rêve is scheduled to open in April 2005, and our subsidiary Wynn Macau may pursue development of its first permanent casino resort in Macau in the same time period. If both projects are being built simultaneously, members of our senior management will be involved in planning and developing both projects. Developing the Macau opportunity simultaneously with Le Rêve may divert management resources from the construction and/or opening of either project. Management’s inability to devote sufficient time and attention to either project may delay the construction or opening of either project. This type of delay could have a negative effect on our business and operations.

Risks Related to Our Substantial Indebtedness

We are highly leveraged and future cash flow may not be sufficient for our subsidiaries to meet their obligations, and we might have difficulty obtaining more financing.

As we progress toward the completion of the construction of Le Rêve, we will have a substantial amount of consolidated debt in relation to our equity, which debt will increase during the construction period. Wynn Las Vegas has entered into debt facilities that will result in total outstanding indebtedness of approximately $1.5 billion by the time Le Rêve is completed.

Our subsidiaries’ substantial indebtedness could have important consequences. For example:

•	If Wynn Las Vegas does not complete construction of Le Rêve by the scheduled completion date, which may be extended in accordance with the Disbursement Agreement, but not beyond September 30, 2005, except for certain limited permitted exceptions due to force majeure events, fails to meet its payment obligations or otherwise defaults under the agreements governing the indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against Wynn Las Vegas and the guarantors of the indebtedness. These rights and remedies include the rights to: repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against Wynn Las Vegas and the guarantors, petition a court to appoint a receiver for Wynn Las Vegas and the guarantors or for substantially all of their assets, and if they are insolvent, to initiate involuntary bankruptcy proceedings against Wynn Las Vegas and the guarantors, in each case, subject to procedural restraints and limitations applicable to secured creditors generally and also those imposed by applicable gaming laws, rules and regulations and the rules and regulations of the Public Utilities Commission of Nevada;

•	Once Le Rêve is operating, Wynn Las Vegas will be required to use a substantial portion of its cash flow from operations to service and amortize its indebtedness, which will reduce the available cash flow to fund working capital, capital expenditures and other general corporate purposes and distributions up to Wynn Resorts;

•	We may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	We may have a limited ability to obtain additional financing, if needed, to fund Le Rêve’s design and construction costs, working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•	Under the Credit Facilities and the FF&E Facility, a substantial portion of the interest rates Wynn Las Vegas pays will fluctuate with the current market rates and, accordingly, Wynn Las Vegas’ interest expense will increase if market interest rates increase;

•	Our subsidiaries’ substantial indebtedness will increase their vulnerability to general adverse economic and industry conditions; and

•	We may be placed at a competitive disadvantage to our competitors who are not as highly leveraged.

Wynn Resorts is a guarantor of the indebtedness under the Credit Facilities, the FF&E Facility and the Notes and as a result, Wynn Resorts is obligated to make payments to the lenders and the holders of the Notes if Wynn Las Vegas and the other guarantors of the indebtedness fail to satisfy their obligations under the Credit Facilities, the FF&E Facility or the Notes.

As a holding company, Wynn Resorts is entirely dependent upon the operations of its subsidiaries and their ability to make dividends or distributions to provide cash flow at Wynn Resorts.

Wynn Resorts is a holding company and its assets consist primarily of investments in its subsidiaries, including Valvino, Wynn Resorts Holdings, Wynn Las Vegas and Wynn Macau.

Our subsidiaries will conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. As a result, Wynn Resorts’ cash flow will depend upon:

•	the cash flow of our subsidiaries; and

•	the ability of those subsidiaries to provide funds to us in the form of dividends, distributions, loans or otherwise.

The Credit Facilities, the FF&E Facility and the indenture governing the Notes significantly restrict the ability of Wynn Las Vegas to make any dividends or distributions to Wynn Resorts. In addition, we expect that any financing arrangements entered into by Wynn Macau or one of its intermediary holding companies will contain similar restrictions. As a result of these restrictions, or for other reasons, cash flow generated by the Macau casinos operated by Wynn Macau may not be available to service the debt of the subsidiaries developing the Le Rêve project. Similarly, any cash flow generated by the Le Rêve project may not be available to service any debt of the subsidiaries developing the Macau opportunity. See also “Part II, Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters—Dividends.”

Although Wynn Las Vegas will be permitted to distribute funds to Wynn Resorts to cover certain corporate overhead, and, following completion of Le Rêve, will be permitted to pay limited management fees to Wynn Resorts if Wynn Las Vegas achieves certain financial ratios and there is not a default under the Credit Facilities or the indenture governing the Notes, we do not expect to have any significant cash flow at Wynn Resorts from Wynn Las Vegas for a considerable period of time.

Our subsidiaries may not generate sufficient cash flow to meet their substantial debt service and other obligations.

Before the opening of Le Rêve, which is expected to occur in April 2005, and the possible opening of one or more casinos in Macau, we and our subsidiaries will have no material operations or earnings. Consequently, we will be dependent on the proceeds of our initial public offering, borrowings under the Credit Facilities and the FF&E Facility and the proceeds of the Notes to meet all of Wynn Las Vegas’ construction, debt service and other obligations.

After Le Rêve opens, Wynn Las Vegas’ ability to make interest payments under the Credit Facilities, the FF&E Facility, the Notes and other indebtedness will depend on its ability to generate sufficient cash flow from operations. We cannot assure you that Wynn Las Vegas will begin operations by the scheduled opening date or at all, or that it will be able to generate sufficient cash flow to meet its expenses, including its debt service requirements. Wynn Las Vegas’ ability to generate cash flow will depend upon many factors, including:

•	its future operating performance;

•	the demand for services that it provides;

•	general economic conditions and economic conditions affecting Nevada or the casino industry in particular;

•	its ability to hire and retain employees at a reasonable cost;

•	competition; and

•	legislative and regulatory factors affecting its operations and business.

Some of these factors are beyond our subsidiaries’ control. Any inability of Wynn Las Vegas to meet its debt service obligations would have a material adverse effect on us.

Our subsidiaries’ indebtedness is secured by a substantial portion of their assets.

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, the Credit Facilities and Notes are secured by liens on substantially all of the assets of our Nevada subsidiaries that are necessary for the development, construction or operation of Le Rêve. We expect that the financing documents for the Macau opportunity will similarly involve the granting of security interests in substantially all of the assets of Wynn Macau.

In the event of a default by any of our subsidiaries under their financing documents, or if certain of our subsidiaries experience insolvency, liquidation, dissolution or reorganization, the holders of indebtedness under the Credit Facilities, the FF&E Facility, the indenture governing the Notes and any other secured debt instruments would be entitled to payment from their collateral security, and holders of the unsecured debt of both us and our subsidiaries, if any, would then be entitled to payment in full from our remaining assets before distributions, if any, were made to Wynn Resorts’ stockholders.

The Credit Facilities, the FF&E Facility and the indenture governing the Notes contain covenants that restrict our Nevada subsidiaries’ ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Credit Facilities, the FF&E Facility and the indenture governing the Notes impose operating and financial restrictions on Wynn Las Vegas, Wynn Capital and specified affiliates designated as restricted entities. The restrictions imposed under these debt instruments include, among other things, limitations on the restricted entities’ ability to:

•	pay dividends or distributions on their capital stock or repurchase their capital stock;

•	incur additional debt;

•	make investments;

•	create liens on their assets to secure debt;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	engage in other businesses;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	issue preferred stock;

•	create dividend and other payment restrictions affecting subsidiaries;

•	designate restricted and unrestricted subsidiaries; and

•	issue and sell equity interests in wholly owned subsidiaries.

The Credit Facilities require Wynn Las Vegas and the restricted entities to satisfy various financial covenants, including maximum total leverage, minimum fixed charge coverage, minimum earnings before interest, tax, depreciation and amortization and minimum net worth requirements. Future indebtedness or other contracts could contain financial or other covenants more restrictive than those applicable to the Credit Facilities, the FF&E Facility and the Notes.

The ability of Wynn Las Vegas and the restricted entities to comply with these provisions may be affected by general economic conditions, industry conditions, other events beyond their control and delayed completion of Le Rêve. As a result, we cannot assure you that Wynn Las Vegas and the restricted entities will be able to comply with these covenants. Failure by Wynn Las Vegas and the restricted entities to comply with the covenants contained in the Credit Facilities, the FF&E Facility or the indenture governing the Notes, including failure as a result of events beyond their control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition. If Wynn Las Vegas and the restricted entities fail to comply with a financial covenant or other restriction contained in the Credit Facilities, the FF&E Facility, the indenture governing the Notes or any future financing agreements, an event of default could occur, which could result in acceleration of all of Wynn Las Vegas’ and the restricted entities’ indebtedness.

General Risks Associated with Our Business

We have no operating history.

We were formed principally to develop and operate Le Rêve in Las Vegas and to pursue the Macau opportunity. Le Rêve and the Macau opportunity will be new developments with no history of operations. We cannot assure you that we will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to Le Rêve or the Macau casino(s) to make their operations profitable, either independently in Las Vegas or Macau or as a whole.

Our operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have no operating history, it may be more difficult for us to prepare for and respond to these types of risks and the risks described elsewhere in this Annual Report on Form 10-K than for a company with an established business and operating cash flow. If we are not able to manage these risks successfully, it could negatively impact our operations.

We intend to lease approximately eight of the retail spaces at Le Rêve and will own and operate the remaining approximately 18 retail spaces. We have entered into one restaurant management agreement, and we may enter into others with respect to one or more of the restaurants at Le Rêve. We have not yet entered into binding agreements with any retail tenants or other restaurant operators, and we may not be able to obtain the number or quality of retail tenants or restaurant operators for the retail and restaurant portions of Le Rêve that currently are planned. If we do not obtain tenants and operators in sufficient number or of sufficient quality, it could impair the competitive position of Le Rêve and affect our operating performance.

Until construction of Le Rêve is close to completion, we do not believe that we will require extensive operational management. Accordingly, we have kept and intend to keep our permanent management staff at relatively low levels. We will be required to undertake a major recruiting program before Le Rêve opens. However, the pool of experienced gaming and other personnel is limited and competition to recruit and retain gaming and other personnel is likely to intensify as competition in the Las Vegas hotel casino market increases. We cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to operate Le Rêve on acceptable terms.

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board and Chief Executive Officer and one of the principal stockholders of Wynn Resorts. We have entered into an employment agreement with Mr. Wynn. However, we cannot assure you that Mr. Wynn will remain with us. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by us as Chief Executive Officer or serving as Chairman of the Board of Wynn Resorts, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that requires us to repay the Notes and would constitute an event of default under the Credit Facilities and the FF&E Facility.

The casino, hotel, convention and other facilities at Le Rêve will face intense competition.

Las Vegas Casino/Hotel Competition.    The casino/hotel industry is highly competitive. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size. Le Rêve also will compete with a large number of other hotels and motels located in and near Las Vegas, as well as other resort destinations. Many of our competitors have established gaming operations, are subsidiaries or divisions of large public companies and may have greater financial and other resources than we do.

According to the Las Vegas Convention and Visitors Authority, there were approximately 94,277 hotel rooms on or around the Las Vegas Strip as of December 31, 2001. Competitors of Le Rêve will include resorts on the Las Vegas Strip, among which are Bally’s Las Vegas, Bellagio, Caesars Palace, Harrah’s Las Vegas Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage and The Venetian, and resorts off the Las Vegas Strip, such as Las Vegas Hilton, The Palms Casino Resort and Rio All-Suite Hotel & Casino. The Venetian has begun an expansion anticipated to consist of an approximately 1,000-room hotel tower on top of the resort’s existing parking garage and approximately 150,000 square feet of additional meeting and conference space. The Venetian’s expansion is expected to be completed by June 2003. In addition, Mandalay Bay Resort & Casino constructed a 1,122-room, all-suite tower connected to the pre-existing hotel casino resort and a new convention and meeting complex. Caesars Palace is also currently constructing an approximately 4,000-seat performing arts “Colosseum,” which is scheduled to soon be completed. Moreover, MGM Mirage has announced that it will begin construction in mid-2003 of an approximately 925-room “spa tower” addition to Bellagio, as well as expand Bellagio’s spa and salon, meeting space and retail space, with an expected completion in December 2004.

The construction and expansion of these properties during the time that Le Rêve is being constructed may affect the availability of construction labor and supplies, resulting in increased costs. We cannot assure you that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of hotel casino resorts or the appeal of the features offered by Le Rêve would impair our financial condition and future results of operations.

Le Rêve will be different from many other Las Vegas resorts in that it will not focus on a highly themed experience. Instead, Le Rêve will offer an environment having a sophisticated, casually elegant ambience. Le Rêve’s environment may not appeal to customers. In addition, customer preferences and trends can change, often without warning, and we may not be able to predict or respond to changes in customer preferences in time to adapt Le Rêve and the attractions and amenities it offers to address new trends.

Other Competition for Le Rêve.    Le Rêve also will compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, with riverboat gaming facilities in other states, with hotel/casino facilities elsewhere in the world, with state lotteries and with Internet gaming. In addition, certain states recently have legalized, and others may or are likely to legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. Also, in March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands is growing and could become a significant competitive force. The proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

Because we may be entirely dependent upon a limited number of properties for all of our cash flow, we will be subject to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Le Rêve and Wynn Macau’s casino(s) for the foreseeable future. As a result, we likely will be entirely dependent upon Le Rêve and the Macau casino(s) for all of our cash flow.

Given that our operations initially will only focus on one property in Las Vegas and one property in Macau, we will be subject to greater degrees of risk than a gaming company with more operating properties. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	an increase in the cost of electrical power for Le Rêve as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	a decline in the number of visitors to Las Vegas or Macau; and

•	a decrease in gaming and non-gaming activities at Le Rêve or Wynn Macau’s casino(s).

Any of the factors outlined above could negatively affect our subsidiaries’ ability to generate sufficient cash flow to make payments on the second mortgage notes pursuant to the indenture, on borrowings under the Credit Facilities or the FF&E Facility or with respect to our subsidiaries’ other debt.

Terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities Le Rêve will offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, and ongoing terrorist and war activities in the United States and elsewhere, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which the events of September 11, 2001 may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because we expect that our business will rely heavily upon high-end credit customers, particularly international customers, factors resulting in a decreased propensity to travel internationally, like the terrorist attacks of September 11, 2001, could have a negative impact on our operations.

In addition to fears of war and future acts of terrorism, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, may negatively impact our business. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

Also, the terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We do not have insurance coverage for occurrences of terrorist acts with respect to our Le Rêve project and any losses that could result from these acts. The lack of sufficient insurance for these types of acts could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks and have a significant negative impact on our operations.

Le Rêve and Wynn Macau’s casino(s) will be subject to extensive state and local regulation, and licensing and gaming authorities have significant control over their operations, which could have a negative effect on our business.

The opening and operation of Le Rêve and Wynn Macau’s casino(s) will be contingent upon our receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the facility or otherwise affect the design and features of Le Rêve or the Macau casino(s). We do not currently hold any state and local licenses and related approvals necessary to conduct our planned gaming operations in Nevada and we cannot be certain that we will obtain at all, or on a timely basis, all required approvals and licenses. Failure to obtain or maintain any of the required gaming approvals and licenses could significantly impair our financial position and results of operations.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities we issue, including our common stock, to file applications, be investigated and be found suitable to own Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

In Macau, concessionaires are subject to ongoing suitability requirements in terms of background, business experience, associations and reputation, as are stockholders of 5% or more of the concessionaire’s equity securities, officers, directors and key employees. The government of Macau also evaluates concessionaires in terms of financial capability to sustain a gaming business in Macau. Failure to maintain the government’s requirements to own or operate a gaming concession could prevent Wynn Macau from opening or continuing to operate casinos in Macau.

Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

Wynn Resorts’ articles of incorporation provide that, to the extent a gaming authority makes a determination of unsuitability or to the extent deemed necessary or advisable by the board of directors, Wynn Resorts may redeem shares of its capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as Wynn Resorts elects.

The Nevada Gaming Commission may require the disposition of shares of certain stockholders of Wynn Resorts in a manner that may cause us to incur debt or disrupt our stock price.

Kazuo Okada is the owner of a controlling interest in Aruze Corp., the parent company of Aruze USA, Inc., referred to as Aruze USA, which owns approximately 31% of Wynn Resorts’ common stock. Under the Nevada gaming regulations, any beneficial owner of more than 10% of Aruze Corp.’s voting securities must be licensed or found suitable in respect of Aruze USA’s ownership interest in Wynn Resorts, including Kazuo Okada and his son, Tomohiro Okada. Kazuo Okada is currently licensed by the Nevada Gaming Commission to own the shares of Universal Distributing of Nevada, Inc., referred to as Universal Distributing, a gaming machine manufacturer and distributor. Kazuo Okada and his son previously sought approval from the Nevada Gaming Commission in connection with the proposed transfer of Universal Distributing to Aruze Corp. In connection with this application, the Nevada State Gaming Control Board raised certain concerns, including transactions which were then the subject of a pending tax case in Japan which involved Universal Distributing, Aruze Corp. and other related parties. The lower court in the Japanese tax case ruled in Aruze Corp.’s favor, which ruling was upheld on appeal. However, it is unclear whether or how these events will affect the Nevada Gaming Commission’s consideration of suitability with respect to Aruze USA’s ownership of Wynn Resorts’ stock.

Aruze Corp. has informed us that there are a number of other outstanding issues in the Nevada State Gaming Control Board’s investigation of the proposed transfer of Universal Distributing. These issues could result in the denial of the application. In addition, on January 22, 2003, the Missouri Gaming Commission denied the renewal of a supplier’s gaming license to Sigma Game, Inc., a slot machine manufacturer with which Kazuo Okada has financial ties and with respect to which Kazuo Okada is considered by that commission to be a “key person”, on the basis that Kazuo Okada and Aruze Corp. failed to complete key person application forms for licensing in the state of Missouri as requested. We have been further informed that the Missouri gaming applications were not filed by Kazuo Okada and Aruze Corp. on advice of their legal counsel. Subsequently, Sigma Game, Inc. obtained a Missouri state court preliminary injunction reinstating its supplier’s gaming license. No formal action of any kind has been taken by the Nevada State Gaming Control Board or the Nevada Gaming Commission in connection with any of these issues. The Nevada State Gaming Control Board and Aruze Corp. have agreed to defer the pursuit of the proposed transfer of Universal Distributing until or after the applications regarding Le Rêve have been acted upon, although it was recently reported that the Chairman of the Nevada Gaming Control Board suggested that the resolution of the Japanese tax case might trigger an earlier resumption of the pending Universal Distributing licensing proceeding. If the Nevada State Gaming Control Board or the Nevada Gaming Commission were to act adversely with respect to the pending proceeding involving Universal Distributing, that decision could adversely affect an application filed by Aruze USA, Aruze Corp., Kazuo Okada or Tomohiro Okada in respect of Wynn Resorts.

If any gaming application of Aruze USA, Aruze Corp. or Kazuo Okada concerning Aruze USA’s ownership of Wynn Resorts’ stock is denied by Nevada gaming authorities or requested to be withdrawn or is not filed within 90 days after the filing of Wynn Resorts’ application, then, under certain circumstances, Wynn Resorts has the right to (i) require Mr. Wynn to purchase the shares owned by Aruze USA in Wynn Resorts or (ii) purchase the shares directly. In either circumstance, Wynn Resorts and Mr. Wynn have the option to purchase the shares with a promissory note unless the Nevada Gaming Commission determines that Aruze USA is unsuitable to hold a note as described in more detail below. If we are required to purchase the shares held by Aruze USA, we may have to seek equity financing for such a purchase or issue a promissory note and therefore incur an indebtedness obligation to Aruze USA, which we are permitted to do under our articles of incorporation. Any such debt obligation on our balance sheet may negatively affect the price of our common stock.

Moreover, if the Nevada Gaming Commission were to determine that Aruze USA is unsuitable to hold a promissory note issued by Wynn Resorts or Mr. Wynn, the Nevada Gaming Commission could order Aruze USA or its affiliate to dispose of its voting securities within a prescribed period of time that may not be sufficient to dispose of the securities in an orderly manner, which could have a negative effect on the price of our common stock.

If Aruze USA or its affiliate were unable to dispose of its voting securities within the prescribed period of time, or if Wynn Resorts failed to pursue all lawful efforts to require Aruze USA or its affiliate to relinquish its voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value, the Nevada Gaming Commission could determine that Wynn Resorts was unsuitable or could take disciplinary action against Wynn Resorts. Disciplinary action could result in the limitation, conditioning, suspension or revocation of any approvals or gaming licenses held by Wynn Resorts and/or the imposition of a significant monetary fine against Wynn Resorts. Any such disciplinary action could significantly impair our operations.

Our Las Vegas business will rely on high-end, international customers to whom we may extend credit, and we may not be able to collect gaming receivables from our credit players.

We expect that a significant portion of our table game revenue at Le Rêve will be attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits and revenue generated by these customers.

We will conduct our gaming activities at Le Rêve on a credit as well as a cash basis. This credit will be unsecured. Table games players typically will be extended more credit than slot players, and high-stakes players typically will be extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

In addition, the collectibility of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We will extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We have incurred costs and expended funds to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, we, as the owner of the property on which Le Rêve is situated, may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to rent or otherwise use our property.

We believe that we have remediated all material environmental risks of which we are currently aware at the Le Rêve hotel site and on the existing golf course. However, in connection with constructing the new golf course, which will require significant grading, we may discover unforeseen environmental risks which we will need to incur costs to remediate. In addition, we will incur costs associated with asbestos removal from an existing office building in the event we decide to develop the 20-acre parcel of land located north of Le Rêve along Las Vegas Boulevard that will be available for future development should it be released from the liens under the Credit Facilities and the Notes. We may be required to incur costs to remediate these or other potential environmental hazards or to mitigate environmental risks.

Wynn Macau will be subject to environmental laws and regulations in Macau, including laws and regulations relating to the prevention and control of noise during construction. Costs expended by Wynn Macau to comply with these Macau environmental laws and regulations, such as to implement control procedures to prevent unlawful noise levels, may have a significant negative effect on the operating results of Wynn Macau. In addition, if the government of Macau holds Wynn Macau accountable and assesses penalties or imposes restrictions on Wynn Macau for non-compliance with environmental laws or regulations, Wynn Macau’s results of operations could be negatively impacted or it could lose flexibility to adapt to changes affecting the operation of its business.

If a third party successfully challenges our ownership of, or right to use, the Le Rêve service marks with respect to casino or hotel services, our business or results of operations could be harmed.

We applied to register the “LE RÊVE” service mark with the United States Patent and Trademark Office, referred to as the PTO, for casino and hotel services, as well as for other ancillary uses. Our application for the LE RÊVE hotel mark cleared the PTO examination process and was “published for opposition.” Domaine Carneros, a registrant of the “Le Reve” mark for sparkling wines since 1998 filed an opposition to our application based upon an alleged connection between wines and restaurant services, bar services and lounge services. We have entered two stipulations to extend our time to file an answer and counterclaim for cancellation of the Domaine Carneros registration pending global settlement discussions involving the use of Domaine Carneros as a non-exclusive vendor of products for the hotel’s restaurants, bars and lounges. If a global resolution is not reached, we will file our answer and counterclaim for cancellation of the Domaine Carneros registration on or before April 1, 2003.

Even if we are able to obtain registration of the “LE RÊVE” mark for the above described services, such federal registration is not completely dispositive of the right to such service marks. Third parties who claim prior rights with respect to marks similar to “LE RÊVE”, or the English translation “THE DREAM,” may nonetheless challenge our use of “LE RÊVE” and seek to overcome the presumptions afforded by such registrations. They also could attempt to prevent our use of “LE RÊVE” and/or seek monetary damages as a result of our use. A successful challenge by a third party with respect to our ownership of, or right to use, the mark could have a material impact on our business or results of operation.

Our subsidiaries will need to recruit a substantial number of new employees before Le Rêve or Wynn Macau’s Macau project(s) open and these employees may seek unionization.

Our subsidiaries will need to recruit a substantial number of new employees before Le Rêve or Wynn Macau’s casino(s) open and the employees in Las Vegas and Macau may seek union representation. We cannot be certain that our subsidiaries will be able to recruit a sufficient number of qualified employees. Currently, Valvino is a party to three collective bargaining agreements with three different unions, which it assumed in connection with the acquisition of the Desert Inn Resort & Casino. All of these agreements will expire before the scheduled opening of Le Rêve. However, the unions may seek to organize the workers at Le Rêve or claim that the agreements assumed in connection with Valvino’s acquisition of the Desert Inn Resort & Casino obligate Wynn Las Vegas to enter into negotiations with one or more of the unions to represent the workers at Le Rêve. In addition, any employees that Wynn Resorts’ Macau-related subsidiaries might employ could also seek to collectively negotiate the terms and conditions of their employment with Wynn Resorts’ Macau-related subsidiaries. Unionization, pressure to unionize or other forms of collective bargaining could increase our subsidiaries’ labor costs.

We will be subject to regulatory control by the Public Utilities Commission of Nevada.

Desert Inn Improvement Co., a direct subsidiary of Desert Inn Water Company and an indirect subsidiary of Wynn Resorts, provides water service to the existing office building on the site of the former Desert Inn Resort & Casino and the remaining homes around the Desert Inn golf course. As a result of its service obligations to the remaining homes, Desert Inn Improvement Co. is a public utility under Nevada law and will be subject to typical public utility regulation. For example, if Desert Inn Improvement Co. desires to change its filed rates or tariffs or encumber, sell or lease its real property, it will likely be required to obtain the prior approval of the Public Utilities Commission of Nevada. The public utility status of Desert Inn Improvement Co. also imposes broader regulatory restrictions on us. For example, if we decide to make changes to our ownership structure, such as in a merger or acquisition transaction or a significant stock issuance, or a sale of Aruze USA’s shares of Wynn Resorts’ common stock in the event that Aruze USA is found to be unsuitable to own such stock, we will likely be required to obtain the prior approval of the Public Utilities Commission of Nevada. We cannot assure you that any such approvals will be obtained. Further, with respect to any other changes or transactions which we may enter into in the future, we cannot assure you that regulatory requirements will not delay or prevent us from entering into transactions or conducting our business in a manner that might be beneficial to our stockholders.

The Le Rêve golf course land may be subject to restrictions which could prevent us from constructing the new golf course in accordance with our current plans and may inhibit future development of that land.

We are constructing the new golf course on an approximately 137-acre parcel of land located behind the hotel. Valvino acquired a portion of this parcel in connection with its purchase of the Desert Inn Resort & Casino and acquired the remainder when it purchased the residential lots located in the interior of, and some, but not all, of the lots around the former Desert Inn golf course. The residential lots, previously known as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions recorded against the lots in 1956 and amended from time to time since then. We believe that these conditions, covenants and restrictions were terminated in accordance with Nevada law in June 2001. However, some of the remaining homeowners have brought a lawsuit against Valvino challenging, among other things, the termination of the covenants, conditions and restrictions. If the plaintiffs prevail on their claims and the conditions, covenants and restrictions remain in effect, we may have to adjust our current plans for the construction of the golf course by redesigning some of the holes located on the periphery of the course.

In addition, at least two of the homeowners have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. If the plaintiffs prevail on this claim, any future development of the golf course parcel for an alternative use may be restricted. Valvino is vigorously contesting the homeowners’ claims and will continue to do so.

We continue to explore opportunities to develop additional gaming or related businesses that could have an adverse impact on our business if unsuccessful.

We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other markets, whether through acquisition, investment or development. Any acquisition, investment or development could be expensive, disrupt our ongoing business, distract our management and employees and/or adversely affect our financial results. In addition, any expansion of our business through acquisition, investment or development would likely require us to obtain additional financing and/or consent from the lenders under the Credit Facilities and the holders of the Notes. Acquisitions also may present other risks, such as exposing our company to potential unknown liabilities associated with acquired businesses. Any acquisition or development may not be successful in achieving our desired strategic objectives, which also would cause our business to suffer.

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations will be affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our property, could result in fewer customers visiting our property, which would adversely affect our revenues.

Risks Associated with the Macau Opportunity

Wynn Macau may determine not to go forward with the Macau opportunity at any time, possibly resulting in the loss of a significant investment.

We have already invested a total of $23.8 million in Wynn Macau. In addition, we will invest at least $40 million of the net proceeds from Wynn Resorts’ initial public offering in Wynn Macau and to arrange for significant additional financing.

Wynn Macau has begun planning the development of the initial phase of its first casino resort. However, it will not begin construction or operation of any casino in Macau until a number of objectives and conditions are met. Such objectives and conditions include, among other things, the following:

•	obtaining the necessary debt and/or additional equity financing to fund the development, design and construction of any casino or casinos in Macau;

•	obtaining the ability, through legislative and regulatory changes, to extend credit to gaming customers and enforce gaming debts in Macau; and

•	obtaining relief, through legislative and/or executive actions, from the complementary income tax and the withholding tax on dividends imposed in Macau.

Based on discussions with Macau government officials, we understand that the Macau government will introduce proposed legislation in 2003 that, if passed, would enable Wynn Macau to extend credit to gaming customers and enforce gaming debts in Macau, and would provide tax relief from the complementary income tax and withholding tax on dividends imposed in Macau. However, we cannot assure you that such proposed legislative changes will be enacted.

Wynn Macau will not begin construction or operation of any casino in Macau if any of these objectives and conditions cannot be adequately resolved. If Wynn Macau determines not to go forward with the Macau opportunity, Wynn Resorts may lose its significant investment in Wynn Macau.

The concession agreement does not contain a provision permitting Wynn Macau to terminate the concession agreement unilaterally or permitting Wynn Macau to cease the development or operation of casino(s) in Macau for any of the reasons described above. The obligations under the Macau concession agreement are those of Wynn Resorts’ indirect subsidiary, Wynn Macau. Accordingly, Wynn Macau might be found liable for the balance of its obligation to invest a total of 4 billion patacas (approximately US $515.6 million) in Macau-related projects. Depending on the amount of Wynn Macau’s liability, Wynn Macau may not have sufficient assets to satisfy such liability. In such circumstances, Wynn Resorts would lose its entire investment in Wynn Macau.

If Wynn Macau builds and operates one or more casinos in Macau, it will be subject to considerable risks, including risks related to Macau’s untested regulatory framework.

Untested Foreign Regulatory Framework.    If Wynn Macau constructs or operates one or more casinos in Macau, its operations will be subject to unique risks, including risks related to Macau’s untested regulatory framework. In light of the untested regulatory framework, Wynn Macau may need to develop operating procedures which are different from those used in United States casinos. Failure to adapt to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau’s concession or otherwise negatively affect its operations in Macau. Moreover, Wynn Resorts would be subject to the risk that Macau’s gaming regulatory framework will not develop in a way that would permit Wynn Resorts, as the parent entity of a United States gaming operator, to have its affiliates conduct operations in Macau in a manner consistent with the way in which Wynn Resorts intends, or the Nevada gaming authorities require Wynn Resorts, to conduct its operations in the United States.

Political and Economic Conditions.    The success of Wynn Macau’s operations in Macau would also depend on political and economic conditions in Macau. In December 1999, after approximately 450 years of Portuguese control, Portugal returned Macau to Chinese administration. The People’s Republic of China re-established Macau as a special administrative region. As a result of this change in control, Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. We cannot predict how these systems and cultural institutions will develop or how developments would affect any gaming business Wynn Macau would conduct in Macau.

If Wynn Macau constructs and operates one or more casinos in Macau, its operations will be subject to significant political, economic and social risks inherent in doing business in an emerging market such as China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm Wynn Macau’s business, not only by reducing customer demand for casino resorts of the kind it would operate in Macau, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions that might impede its ability to repatriate funds. Some of the other risks involved in operating a business in Macau include:

•	the possible taking of Wynn Macau’s property without payment of fair compensation;

•	the possible impositions of restrictions on foreign partnerships and alliances, foreign ownership and/or possible discrimination against foreign-owned business;

•	the potential inability to implement effective controls against infiltration by persons associated with, and effective methods to protect Wynn Resorts’ Macau subsidiaries from unknowingly doing business with, reputed criminal organizations;

•	potential economic slowdowns in Hong Kong or China, on which Macau heavily relies for tourism and patronage of its existing casinos;

•	potential conflicts between local and national governments;

•	a possible competitive disadvantage due to the ownership of substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong and Kowloon by Stanley Ho, who controls Sociedade de Jogos de Macau, the existing casino concessionaire and operator in Macau and one of Wynn Macau’s competitors; and

•	the risks inherent in construction projects.

Any potential investment in Macau could be jeopardized by future developments, and we cannot assure you that activities Wynn Macau may plan in Macau will be permitted or feasible.

Collection of Gaming Receivables.    Currently, Macau law does not permit casinos to extend credit or to enforce gaming debts. Even if the law in Macau is changed to permit casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that if Wynn Macau obtains the right to extend credit to its gaming customers, it will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent that gaming customers of Wynn Macau are expected to be visitors from other jurisdictions, Wynn Macau may not have access to a forum in which it will be able to collect all of its gaming receivables and because, among other reasons, courts of many jurisdictions do not enforce gaming debts, Wynn Macau may encounter forums that will refuse to enforce such debts. Wynn Macau’s inability to collect gaming debts could have a significant negative impact on its operating results.

Necessity of Expanding Transportation.    Because of additional casino projects which may be developed in the future, the hydrofoil ferry and helicopter services which provide transportation to and from Hong Kong may need to be expanded to service the increased visitation of Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of Wynn Macau’s casino resort(s) in Macau, could be negatively impacted.

Extreme Weather Conditions.    Macau’s subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of Wynn Macau’s casino resort(s) by disrupting its ability to timely construct its casino project(s) and by preventing guests from traveling to Macau.

Potential Taxation of Investment in Macau.    Wynn Resorts’ investment in Macau is owned through a number of wholly owned and partially owned domestic and foreign entities. Although we believe that transfers to these entities of the assets and stock of Wynn Macau were accomplished on a tax-free basis, there is a risk that the Internal Revenue Service could assert that any appreciation in the transferred assets or stock was taxable at the time of such transfers.

Currency Exchange Controls and Currency Export Restrictions.    Currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of Wynn Macau. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of China. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macau, inhibit the growth of gaming in Macau and negatively impact Wynn Macau’s gaming operations.

Foreign Corrupt Practices Act.    Wynn Resorts is subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that Wynn Resorts has violated the FCPA could have a material adverse effect on us.

If Wynn Macau builds and operates one or more casinos in Macau, certain Nevada gaming laws would apply to its planned gaming activities and associations in Macau.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. As Wynn Macau develops its opportunity in Macau, Wynn Resorts and its subsidiaries that are licensed to conduct gaming operations in Nevada will be required to comply with certain reporting requirements concerning gaming activities and associations in Macau proposed to be conducted by Wynn Resorts’ Macau related subsidiaries. Wynn Resorts and its licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if Wynn Resorts’ Macau-related subsidiaries:

•	knowingly violate any Macau laws relating to their Macau gaming operations;

•	fail to conduct the Macau operations in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to Nevada gaming policies;

•	engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or

•	employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability, or who has been found guilty of cheating at gambling.

Such disciplinary action could include suspension, conditioning, limitation or revocation of the registration, licenses or approvals held by Wynn Resorts and its licensed Nevada subsidiaries, including Wynn Las Vegas, and the imposition of substantial fines.

In addition, if the Nevada State Gaming Control Board determines that any actual or intended activities or associations of Wynn Resorts’ Macau-related subsidiaries may be prohibited pursuant to one or more of the standards described above, the Nevada State Gaming Control Board can require Wynn Resorts and its licensed Nevada subsidiaries to file an application with the Nevada Gaming Commission for a finding of suitability of the activity or association. If the Nevada Gaming Commission finds that the activity or association in Macau is unsuitable or prohibited, Wynn Resorts’ Macau-related subsidiaries will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that Wynn Resorts’ Macau-related subsidiaries’ gaming activities or associations in Macau are unsuitable, those subsidiaries may be prohibited from undertaking their planned gaming activities or associations in Macau, or be required to divest their investment in Macau, possibly on unfavorable terms.

The concession agreement into which Wynn Macau has entered with the government of Macau requires Wynn Macau to inform the government in the event that a stockholder owning 5% or more of the stock of Wynn Macau is subject to an investigation by a gaming authority outside of Macau that could lead to the suspension or revocation of any gaming license. The concession agreement also requires Wynn Macau to inform the government of Macau in the event that a stockholder owning 5% or more of the stock of Wynn Macau loses a gaming license.

Macau casinos would face intense competition.

The Macau government has granted concessions to operate casinos to three companies. Sociedade de Jogos de Macau, referred to as SJM, has been granted one of the concessions. SJM is controlled by Stanley Ho, who through another entity had controlled the monopoly concession to conduct the only gaming operations in Macau for approximately 40 years. SJM has the benefit of being the established gaming enterprise already in existence at eleven locations in Macau. SJM’s casinos at the Hotel Lisboa and at the converted Jai Alai fronton are the largest casino facilities in Macau. In addition, SJM is reported to be planning a major remodeling of the Hotel Lisboa and, through a related entity, a new Fisherman’s Wharf development, which will include a casino, in the vicinity of the Macau ferry terminal. Galaxy Casino Company Limited, referred to as Galaxy, also has been awarded a concession to operate casinos in Macau. Galaxy is a joint venture between an affiliate of the operators of The Venetian in Las Vegas and a group of Hong Kong investors, which, according to news reports, has plans to build a major casino on Taipa, the island where Macau’s international airport is located, and possibly other casinos. Although Wynn Macau’s gaming business initially would compete with businesses to be operated by the two other casino concessionaires in Macau, the concession agreement into which Wynn Macau has entered with the Macau government permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions, Wynn Macau will face increased competition from local casino operators in Macau.

New or renovated casinos in Macau operated by the other concessionaires would present increased competition and could negatively impact Wynn Macau’s gaming business. SJM’s concession permits it to renovate its existing casinos, as well as to develop new casinos.

Mr. Ho also controls, through affiliates, substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong and Kowloon. In addition, affiliates of Stanley Ho control certain real estate and other assets, such as the Mandarin Oriental Hotel in Macau. Such businesses and assets could provide a competitive advantage for SJM.

Wynn Macau’s gaming business would also face significant regional competition from casinos located in Asia, as well as from other major casino destinations around the world. For example, Genting Highlands Resort, an entertainment complex just outside of Kuala Lumpur, Malaysia, which currently has five hotels, a casino, a theme park, a golf and country club and other amenities, would compete with Wynn Resorts’ casinos in Macau for travelers deciding among gaming destinations in Asia. In the event that new casino projects in Asia are completed, such as the proposed large-scale casino and entertainment complex to be built in Manila, Philippines, fewer gaming customers might visit Macau and the results of operations of Wynn Macau’s casinos could be negatively affected.

There are significant risks associated with construction projects that may prevent completion of Wynn Macau’s casino(s) on budget and on schedule.

Wynn Macau’s construction of one or more casinos in Macau would entail significant risks associated with construction projects. These risks are similar to the risks we face in constructing Le Rêve. We cannot assure you that Wynn Macau’s casino(s) will commence operations on schedule or that construction costs for the Macau casino(s) will not exceed budgeted amounts. Failure to complete Wynn Macau’s casino(s) on budget or on schedule could have a significant negative effect on us.

Unfavorable changes in currency exchange rates may increase Wynn Macau’s obligations under the concession agreement and cause fluctuations in the value of our investment in Macau.

The currency used in Wynn Macau’s concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments. Because Wynn Macau’s payment and expenditure obligations under the concession agreement are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

ITEM 2.	PROPERTIES

Las Vegas Land

We currently own approximately 212 acres of land on or near the Las Vegas Strip on the site of the former Desert Inn Resort & Casino. Le Rêve will total approximately 192 acres consisting of approximately 55 acres owned by Wynn Las Vegas at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue and the approximately 137-acre golf course, owned by Wynn Resorts Holdings and leased to Wynn Las Vegas, to be constructed behind the hotel. The balance of the 212 acres consists of an additional parcel of approximately 20 acres fronting Las Vegas Boulevard next to the Le Rêve site, owned by Valvino, that will be available for future development upon its release from the liens under the Credit Facilities and the Notes.

Las Vegas Water Rights

We own approximately 949 acre-feet of certificated water rights through our subsidiary, Desert Inn Improvement Co. We plan to use this water for general irrigation purposes including irrigation of the golf course. Desert Inn Improvement Co. also currently provides water service to the existing office building on the site of the former Desert Inn Resort & Casino and the remaining homes around the golf course. As a result of its service obligations to the remaining homes, Desert Inn Improvement Co. is a public utility under Nevada law and is subject to regulatory restrictions imposed by the Public Utilities Commission of Nevada. Desert Inn Improvement Co. does not use its water rights to provide water to its public utility customers.

We also own an additional approximately 36 acre-feet of certificated water rights. This water will be used to supply the water for the Le Rêve lake, subject to the approval of the Nevada State Engineer. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights.

Macau Lease

The Macau Special Administrative Region owns most of the land in Macau and, in most cases, private interests in real property located in Macau are obtained only through long-term leases and other grants of rights to use land from the government. The government of Macau has granted to Wynn Macau the right to lease a parcel of land of approximately 14 acres located in the outer harbor of downtown Macau opposite the Hotel Lisboa on which Wynn Macau intends to construct and operate its initial casino resort. If Wynn Macau ultimately signs a land concession agreement exercising its leasing right, the amount of the rent and other terms and conditions of the land concession will be fixed in that agreement. The term of the land concession would be 25 years, commencing on the date it is published in the Macau Official Gazette, and may be renewed at the option of Wynn Macau for successive periods terminating no later than December 19, 2049. In exchange, Wynn Macau would be obligated to pay a premium of approximately 318 million patacas (approximately US $41 million). In addition, once the land concession agreement is entered into, Wynn Macau would become obligated to pay an entity affiliated with Stanley Ho, approximately 160 million patacas (approximately US $20.6 million) for relinquishing its rights to use a portion of that site. Wynn Macau would be able to credit both this land concession premium and the payment to the former concessionaire toward its 4 billion pataca required investment in Macau.

ITEM 3.	LEGAL PROCEEDINGS

Wynn Resorts, Limited and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters. We also note that litigation inherently involves significant costs.

Valvino is currently involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Valvino acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. Valvino later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the former Desert Inn golf course. In total, Valvino acquired 63 of the 75 residential lots, with Clark County having acquired two of the lots through eminent domain in 1994 as part of the widening of Desert Inn Road. The residential lots, previously known collectively as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions recorded against the lots in 1956 and amended from time to time since then.

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the conditions, covenants and restrictions recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, Valvino filed an action seeking damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino’s subsidiaries which now own the golf course land and several of the residential lots, have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for October 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul de sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-sac, and has relandscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Le Rêve utilities in Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs.

The plaintiffs have sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. Valvino has appealed this ruling to the Nevada Supreme Court. The appeal has now been submitted, without oral argument, to the Southern Nevada Panel of the Nevada Supreme Court.

Discovery in this case is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, we may have to adjust our current plans for the construction of the Le Rêve golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

Several of the remaining homeowners have also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Planning Commission’s approval of Valvino’s application for a use permit. Valvino is not a party to this action. The other action concerns the Clark County Planning Commission’s approval of Valvino’s application for design review of a maintenance facility that Valvino intends to build on the perimeter of the golf course property. Valvino and Wynn Resorts, Limited are parties to this action. Both of these actions are in the initial stages of litigation. Valvino intends to vigorously contest the homeowners’ claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the NASDAQ National Market under the symbol “WYNN” on October 25, 2002 at a price of $13.00 per share. The high and low sale prices for our common stock as reported by the NASDAQ National Market during the period from the start of trading through December 31, 2002 was $13.74 per share and $11.09 per share, respectively.

Holders

There were approximately 3,075 holders of our common stock as of January 23, 2003.

Dividends

We have never declared or paid cash dividends on any shares of our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, from making any dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas and Wynn Capital, the issuers of the Notes, are restricted under the indenture (the “Indenture”) governing the Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments, which are also prohibited of Valvino; Desert Inn Water Company, LLC; Wynn Design and Development, LLC; Wynn Resorts Holdings; Palo, LLC; World Travel, LLC and Las Vegas Jet, LLC (collectively defined as “restricted entities” in the Indenture), include the payment of any dividend or distribution to any direct or indirect holders of equity interests of either the issuers or the restricted entities. These restricted payments may not be made until Le Rêve has been completed and certain other financial and non-financial thresholds have been exceeded.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders. These plans are described in Item 8. “Financial Statements” of Part II (see Note 8. to Financial Statements—“Benefit Plans; Stock Based Compensation Plan”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	375,000	$13.32	8,236,662
Equity compensation plans not approved by security holders	—	—	—

Total	375,000	$13.32	8,236,662

Sales of Unregistered Securities

The following is a summary of the transactions by the Registrant during the past three years involving sales of the Registrant’s securities that were not registered under the Securities Act:

In April 2000, Stephen A. Wynn formed Valvino, as its sole member. Between April and September 2000, Mr. Wynn made equity contributions to Valvino in an aggregate amount of $220.7 million. Until immediately prior to the consummation of our initial public offering, our assets and operations were held and conducted by Valvino and its subsidiaries.

In October 2000, Aruze USA, Inc., a Nevada corporation, contributed $260 million in cash to Valvino in exchange for 100,000 common shares, which represented a 50% interest in the profits and losses of Valvino, and was admitted as a member of Valvino. In connection with such contribution by Aruze USA, Valvino also issued 100,000 common shares, representing a 50% interest in Valvino’s profits and losses, to Mr. Wynn to evidence his ownership interest in the limited liability company.

In April 2001, Baron Asset Fund, a Massachusetts business trust, contributed $20.8 million in cash to Valvino in exchange for 7,692.31 common shares, which represented approximately a 3.70% interest in the profits and losses of Valvino, and was admitted as a member of Valvino.

In April 2002: (1) Baron Asset Fund contributed an additional approximately $20.3 million in cash to Valvino, (2) Aruze USA contributed an additional $120 million in cash to Valvino, (3) Mr. Wynn contributed an additional approximately $32 million in cash to Valvino and (4) Mr. Wynn contributed his interest in Wynn Resorts (Macau) S.A., which was valued at approximately $56 million by the parties in the negotiation of Mr. Wynn’s contribution of his interest, to Valvino. As a result of these capital contributions, Baron Asset Fund was issued an additional 2,834.01 common shares and its interest in Valvino’s profits and losses increased to 5%. Aruze USA and Mr. Wynn received no additional shares as a result of the April 2002 capital contributions. Immediately following these capital contributions, each of Mr. Wynn and Aruze USA held a 47.5% interest in Valvino’s profits and losses.

In June 2002, the Kenneth R. Wynn Family Trust contributed $1.2 million in cash to Valvino in exchange for 307.38 common shares, which represented approximately a 0.146% interest in the profits and losses of Valvino, and was admitted as a member of Valvino.

In September 2002, in exchange for the contribution of all of their respective membership interests in Valvino, the Registrant issued shares of its common stock to each of Mr. Wynn, Aruze USA, Baron Asset Fund and the Kenneth R. Wynn Family Trust.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Registrant believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Sales of Registered Securities

On October 25, 2002, we completed an initial public offering of 34,615,000 shares of our common stock at a price of $13 per share. The underwriters in the offering were Deutsche Bank Securities; Bear, Stearns & Co. Inc.; Banc of America Securities LLC; JP Morgan; Dresdner Kleinwort Wasserstein; Jefferies & Company, Inc.; Lazard; SG Cowen; and Thomas Weisel Partners LLC. Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, also collectively purchased approximately 11,150,000 of these shares at the $13 per share purchase price. The shares were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1

(Registration No. 333-90600) that was declared effective by the SEC on October 25, 2002. On November 11, 2002, the underwriters of the initial public offering also exercised a 3,219,173 share over-allotment option in full.

The aggregate proceeds of the offering and the exercise over-allotment option was approximately $491.8 million. We paid approximately $22.4 million in underwriting discounts and commissions and approximately $4.1 million in legal, accounting and other professional expenses directly incurred with respect to the offering. After deducting the underwriting discounts and commissions and the other offering expenses we received net proceeds of approximately $465.3 million.

Concurrent with the initial public offering of our common stock, two of our wholly-owned subsidiaries (Wynn Las Vegas and Wynn Capital) completed an offering to the public of $370 million aggregate principal amount of the Notes under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-98369). The underwriters of the offering were Deutsche Bank Securities; Bear, Stearns & Co. Inc.; Banc of America Securities LLC; Dresdner Kleinwort Wasserstein; Jefferies & Company, Inc.; SG Cowen; Fleet Securities, Inc.; and Scotia Capital.

The Notes were issued on October 30, 2002, for proceeds of approximately $343.3 million, which was net of an original issue discount of approximately $26.7 million. We paid approximately $10.1 million of underwriting discounts and commissions and approximately $4.3 million for legal, accounting and other professional expenses. After deducting the underwriting discounts and commissions and the other offering expenses, we received net proceeds of approximately $328.9 million.

None of the proceeds of either the initial public offering of our common stock or the issuance of the Notes were paid directly or indirectly, to any of our directors, officers, partners or affiliates or any of their associates, or any persons or entities owning 10% or more of our common stock. To date, other than in connection with capital contributions made to wholly owned subsidiaries, we have not used any of the net proceeds. The net proceeds have been temporarily invested in government-backed debt securities as required by the Disbursement Agreement (See Part I, Item I—“Construction Schedule and Budget). The Disbursement Agreement generally prohibits use of these proceeds until our initial cash contributions of Mr. Wynn, Aruze USA, Baron Asset Fund and the Kenneth R. Wynn Family Trust are largely utilized. Afterwards, project costs will, generally, be funded first from the proceeds of the initial public offering that were included in the financing proceeds prior to using the proceeds of the Notes. Ultimately, the proceeds of the Notes and the proceeds of the initial public offering that were contributed to Wynn Las Vegas or its direct or indirect subsidiaries will be used to finance the development and construction of Le Rêve, to pay pre-opening expenses and meet debt service obligations as discussed in the Registration Statements on Forms S-1 as discussed above and as approved under the conditions required by the Disbursement Agreement.

ITEM 6.    SELECTED FINANCIAL DATA

Valvino, a development stage company, was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project named “Le Rêve”. On September 24, 2002, Wynn Resorts, a development stage company, became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. The following reflects the selected consolidated financial data of Wynn Resorts and its subsidiaries or its predecessor Valvino and its subsidiaries. This data should be read together with Wynn Resorts’ consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

The selected data presented below as of December 31, 2002, 2001 and 2000, and for the years ended December 31, 2002 and 2001 and the periods from inception (April 21, 2000) through December 31, 2002 and 2000 is derived from the consolidated financial statements of Wynn Resorts or Valvino as its predecessor, which have been audited by Deloitte & Touche LLP, independent auditors. The consolidated financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002 and 2001 and the periods from inception through December 31, 2002 and 2000, and the auditors’ report thereon, are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period from Inception to December 31, 2000	Period from Inception to December 31, 2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$1,159	$1,157	$87	$2,403
Pre-opening costs	(25,147)	(11,862)	(5,706)	(42,715)
Operating loss	(34,400)	(20,060)	(12,033)	(66,493)
Net loss accumulated during the development stage	(31,713)	(17,726)	(10,616)	(60,055)
Basic and diluted loss per share	$(0.68)	$(0.45)	$(0.28)	$(1.44)

	As of December 31,
	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$109,644	$39,268	$54,429
Construction in progress	90,189	27,475	8,484
Total assets	1,398,601	388,543	387,084
Total long-term obligations(2)	382,191	326	358
Stockholders’ equity	$991,613	$384,230	$381,956

(1)	Excludes approximately $792.9 million and $524,000 of restricted cash and investments as of December 31, 2002 and 2001, respectively. As of December 31, 2001, restricted cash and investments balances related primarily to certain certificates of deposits to collateralize certain construction insurance claims as well as required sales tax deposits. At December 31, 2002, in addition to these deposits, cash and cash equivalents excludes the majority of the proceeds of the initial public offering of our common stock and the issuance of the Notes, which are restricted by various agreements, including the Disbursement Agreement, which govern the availability of and generally restrict such funds for construction costs of Le Rêve. These funds are held in relatively short-term government-backed debt securities.

(2)	Includes the current portion of long-term debt amounting to approximately $38,000, $35,000 and $32,000 as of December 31, 2002, 2001 and 2000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Forward-Looking Statements” in Part I, Item. 1.

Overview

In June 2000, the Company acquired the Desert Inn Resort & Casino (the “Desert Inn”) assets from Starwood Hotels & Resorts Worldwide, Inc. and ceased operations of the Desert Inn after approximately ten weeks. The Company has demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Le Rêve. The remaining structures have been and will continue to be utilized as offices at least through the completion of Le Rêve. Since the Company ceased operating the Desert Inn, our efforts have been devoted principally to the development activities described below with respect to Le Rêve and Wynn Macau’s opportunity in Macau. In addition, the financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC which comprise principally the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. Moreover, we continue to operate an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal art collection of Stephen A. and Elaine Wynn. Through June 2002, we also operated the golf course located on the site of the Desert Inn.

At December 31, 2002, the Company’s principal assets included the proceeds of the initial public offering of its common stock and its debt financing subject to various restrictions on the use of such proceeds, the Desert Inn site and equity interests in the Company’s various subsidiaries, including a majority interest in Wynn Macau, a foreign subsidiary that has entered into a concession agreement with the government of Macau permitting it to conduct casino gaming operations in Macau.

Development and Construction Activities

Our activities have included arranging the design, construction and financing of Le Rêve and applying for certain permits, licenses and approvals necessary for the development and operation of Le Rêve. We are constructing and plan to operate Le Rêve as part of a world-class destination casino resort which, together with the new golf course located behind the hotel, will occupy approximately 192 acres of a 212-acre parcel of land on the Las Vegas Strip in Las Vegas, Nevada. Construction of Le Rêve began with groundbreaking in October 2002 and we expect Le Rêve to commence operations in April 2005. The Company is subject to a number of uncertainties relating to the development of the Le Rêve project, including, but not limited to, the timing of the construction, changes in the guaranteed maximum price contract due to delays or certain other issues and completion guarantees. Construction projects of this nature entail significant risks, and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delays and construction change orders may occur. Such delays or change orders could have a material adverse affect on our liquidity and operations.

We have also spent considerable time preparing and presenting to the Macau government a proposal that ultimately resulted in obtaining a concession to engage in gaming activities in Macau. On June 24, 2002, Wynn Macau entered into a 20-year concession agreement with the government of Macau granting Wynn Macau the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest no less than a total of 4 billion patacas (approximately US $515.6 million at the March 10, 2003 exchange rate) in Macau-related projects by June 26, 2009 and to commence operations of its first permanent casino resort in Macau no later than December 2006. Wynn Macau has entered into a $574,000 pre-construction services agreement with a third-party joint venture for: (i) development of the Contractors Proposal, (ii) negotiation of the Contractor’s Proposal, and (iii) negotiation and execution of the construction contract. If Wynn Macau does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. However, Wynn Macau will not begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: obtaining sufficient financing, obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and obtaining relief from the complementary income tax and the withholding tax on dividends imposed in Macau. Based on our discussions with government officials, we believe legislative changes relating to these matters will be enacted in 2003. However, we cannot assure you that such proposed legislative changes will be enacted.

As of December 31, 2002, Wynn Macau was majority-owned by the Company through a series of wholly-owned and partially owned domestic and foreign subsidiaries, none of which is a guarantor of, or otherwise restricted by, the Notes or the other debt facilities related to Le Rêve.

Results of Operations

As is customary for a development stage company, the Company has not commenced principal operations and therefore revenues are not significant. Consequently, the Company has incurred losses in each period from inception to December 31, 2002. Management expects these losses to continue until planned principal operations have commenced. The Company does not expect that its operating results prior to opening Le Rêve will be indicative of operating results thereafter. We cannot assure you that we will be able to operate Le Rêve at a profit once it is completed.

Results of operations for the year ended December 31, 2002 compared to the year ended December 31, 2001

The Company’s development operations resulted in a net loss for the year ended December 31, 2002, of approximately $31.7 million, a 79% increase over the net loss of approximately $17.7 million for the comparable year ended December 31, 2001, due generally to increased development activities.

Total revenues for the year ended December 31, 2002, were nearly consistent with the year ended December 31, 2001. The Company sold its original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC. The new aircraft is not licensed for charter services; consequently, charter revenues, which now consist solely of fees charged for usage by officers of the Company, have decreased by $448,000 or 42% to $629,000 in 2002 from $1.1 million in 2001. Offsetting the decrease in aircraft revenues are increases in revenues from the art gallery and the retail shop, which were opened in November 2001.

Total expenses for the year ended December 31, 2002 increased approximately $14.3 million, or 68%, as compared to the year ended December 31, 2001 primarily due to an approximately $13.3 million increase in pre-opening costs, a loss from incidental operations of approximately $700,000, and approximately $771,000 of increased depreciation expense offset by the absence of facility closure expenses relating to the 2001 closure of the Desert Inn. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as development of Le Rêve progresses. Depreciation expenses increased primarily due to the addition of the new aircraft in May 2002, while incidental operations incurred a loss due to the closure of the golf course in summer 2002.

Other income—net for the year ended December 31, 2002 decreased approximately $513,000 from the year ended December 31, 2001, primarily as a result of an approximately $1.3 million increase in interest income from 2002 to 2001, offset by an approximately $1.9 million increase in interest expenses. Higher interest income is attributable mainly to the significant increase in cash from the net proceeds from equity and debt financing activity, while increased outstanding debt resulting from the aircraft purchase in May 2002 and subsequent refinancing from the FF&E Facility increased the interest expense. See “Liquidity and Capital Resources” below.

Results of operations for the year ended December 31, 2001 compared to the period from inception to December 31, 2000

The Company recognized a loss of approximately $17.7 million for the year ended December 31, 2001, related to pre-opening costs and depreciation of facilities acquired in the acquisition of the Desert Inn, an approximate increase of 67% from the loss incurred during the period from inception (April 21, 2000) to December 2000 of approximately $10.6 million.

Total revenues for the year ended December 31, 2001 increased approximately $1.1 million from the period from inception to December 31, 2000 primarily as a result of increased charter revenues from third parties recognized by Las Vegas Jet, LLC, which was previously wholly owned by Mr. Wynn, from approximately $715,000 for the year ended December 31, 2001. In addition, revenues of approximately $80,000 were recognized for the year ended December 31, 2001, primarily as a result of the art gallery and retail shop opening in November 2001.

Total expenses for the year ended December 31, 2001 increased approximately $9.1 million as compared to the period from inception to December 31, 2000 primarily as a result of increased pre-opening costs associated with Le Rêve and depreciation and amortization expenses which were partially offset by lower facility closure expense and losses from incidental operations. This resulted in an increase in net operating losses of approximately $8.0 million for the year ended December 31, 2001 as compared to the period from inception to December 31, 2000.

Pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, for the year ended December 31, 2001 increased approximately $6.2 million, as compared to the period from inception to December 31, 2000 primarily as a result of increased pre-opening activities and approximately four additional months of costs being recognized during the year ended December 31, 2001 than in the period from inception to December 31, 2000. Similarly, depreciation and amortization recognized for the year ended December 31, 2001 reflects 12 months of expenses as compared to approximately eight months of expenses recognized in the period from inception to December 31, 2000. This resulted in increased depreciation and amortization expenses for the year ended December 31, 2001 of approximately $4.1 million.

Facility closure expenses were approximately $833,000 less for the year ended December 31, 2001, as compared to the period from inception to December 31, 2000, primarily because a majority of the costs incurred for the period from inception to December 31, 2000 related to the closing of the Desert Inn Resort & Casino, which was completed in August 2000. During the period from inception to December 31, 2000, the Company recognized a net loss from incidental operations of approximately $1.2 million as compared to no recognized net loss for the year ended December 31, 2001. The net loss in 2000 was attributable to the incidental casino and hotel operations incurred prior to its closing in August 2000.

Other income—net increased approximately $917,000 in the year ended December 31, 2001 as compared to the period from inception to December 31, 2000 primarily as a result of an approximate $928,000 increase in interest income in 2001. Interest income for the year ended December 31, 2001 reflects interest earned for the 12 month period whereas interest income for the period from inception to December 31, 2000 reflects interest earned for approximately eight months.

Certain trends that may affect development activities and future results of operations

In the near term, our development activities may be impacted by various economic factors, including, among other things, the availability and cost of materials, the availability of labor resources, interest rate levels and, specifically in connection with the Macau opportunity, foreign exchange rates. The strength and profitability of our business after Le Rêve opens will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities that Le Rêve will offer. Adverse changes in consumer preferences or discretionary income could harm our business. In particular, the terrorist attacks of September 11, 2001, and ongoing terrorist and war activities in the United States and elsewhere, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. In addition to fears of war in the Mideast and future acts of terrorism, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations. Also, in his recent “State of the State” address on January 20, 2003, in response to the state’s budget deficit, the Governor of Nevada proposed significant increases in cigarette and alcohol taxes, corporate filing fees and slot machine license fees and also proposed a new gross receipts tax which would levy an additional ¼% tax on gross receipts of Nevada businesses. Although we cannot currently predict the likelihood of the implementation of such proposals, the imposition of additional taxes and license fees and a state gross receipts tax would, if enacted, significantly increase our tax liabilities and reduce our cash flows and net income accordingly.

Upon opening Le Rêve we believe that a nominal decline in the strength of the U.S. economy or the amount of disposable income available to individuals would not have a material effect on our results of operations, however, a material decline in the strength of the U.S. economy or the amount of disposable income available to individuals could have a significant impact on our results of operations.

Liquidity and Capital Resources

Material Transactions Affecting Liquidity and Capital Resources

Since Valvino’s (Wynn Resorts’ predecessor) inception on April 21, 2000, there have been a number of transactions that have had a significant impact on the Company’s liquidity. Our operations have required substantial capital investment for the acquisition of the land on which Le Rêve will be located and development of Le Rêve.

Capital Contributions and Distributions

Stephen A. Wynn organized Valvino and initially was its sole member. Between April of 2000 and September of 2000, Mr. Wynn made equity contributions to Valvino in an aggregate amount of approximately $220.7 million. On June 15, 2000, Mr. Wynn loaned Valvino $100 million at an interest rate of 7.875% per year.

In July 2000, Valvino used proceeds from a $125 million loan agreement with Deutsche Bank Securities Inc., as lead arranger, and Bankers Trust Company, as administrative agent, to make an approximately $110.5 million equity distribution to Mr. Wynn. At the time of this distribution, Mr. Wynn was the only member of Valvino.

On October 3, 2000, Aruze USA made a contribution of $260 million in cash ($250 million net of finders’ fee) to Valvino in exchange for 50% of the membership interests in Valvino and was admitted as a member of Valvino. Mr. Wynn was designated as the managing member of Valvino. On October 3, 2000, $70 million of Mr. Wynn’s loan was repaid out of the proceeds of this capital contribution and on October 10, 2000, the Deutsche Bank loan discussed above was repaid in full. The remaining approximately $32.3 million balance of Mr. Wynn’s loan, including accrued interest, was converted to equity as a member contribution.

On April 16, 2001, Baron Asset Fund, a Massachusetts business trust, made a contribution of $20.8 million in cash ($20 million net of finders’ fees) to Valvino in exchange for approximately 3.7% of the membership interests in Valvino and was admitted as a member of Valvino. Immediately following the admission of Baron Asset Fund, Mr. Wynn and Aruze USA each owned approximately 48.2% of the membership interests in Valvino.

In April 2002, Mr. Wynn, Aruze USA and Baron Asset Fund each made the following further capital contributions to Valvino:

•

Mr. Wynn contributed approximately $32 million in cash plus his 90% interest in Wynn Macau, which in June 2002 entered into a concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The $32 million contribution was comprised of approximately $22.5 million of cash deposited in a Macau bank account which Mr. Wynn assigned to Valvino, Mr. Wynn’s right to be reimbursed for approximately $825,000 advanced to Wynn Macau and an additional $8.6 million in cash. Mr. Wynn’s 90% interest in Wynn Macau, the principal asset of which was a provisional license to negotiate a concession agreement with the Macau government, had no historical cost basis. This interest was valued at approximately $56 million by the parties to the negotiation of Mr. Wynn’s contribution of his interest. For financial statement purposes, as a combination of entities under common control, the contribution of Mr. Wynn’s 90% interest in Wynn Macau was recorded at carryover basis (with the primary asset recorded in the financial statements being the approximate $22.5 million of cash) rather than fair value. However, Mr. Wynn’s resulting 47.5% ownership interest in Valvino, after these contributions, reflects the fair value of his investment in Wynn Macau relative to the fair value of the contributions from Aruze USA and Baron Asset Fund;

•	Aruze USA contributed an additional $120 million in cash; and

•	Baron Asset Fund contributed an additional approximately $20.3 million in cash.

Immediately following these additional capital contributions, Mr. Wynn and Aruze USA each owned 47.5% of the membership interests and Baron Asset Fund owned 5% of the membership interests in Valvino. The percentage of membership interests held by Baron Asset Fund were held by it on behalf of two series of Baron Asset Funds: (1) approximately 3.6% of the membership interests in Valvino for the Baron Asset Fund Series, and (2) approximately 1.4% of the membership interests in Valvino for the Baron Growth Fund Series. Neither Mr. Wynn nor Aruze USA increased their relative ownership interests as a result of the April 2002 capital contributions.

On June 24, 2002, the Kenneth R. Wynn Family Trust contributed $1.2 million in cash to Valvino in exchange for 0.146% of the outstanding membership interests in Valvino.

On September 24, 2002, all the members of Valvino contributed 100% of the membership interests in Valvino to the Company in a tax-free exchange for 40,000,000 shares of the Company’s common stock, making Valvino and its subsidiaries a wholly-owned subsidiary of the Company.

Acquisitions

On June 22, 2000, Valvino acquired the Desert Inn from Starwood Hotels & Resorts Worldwide, Inc., including the Desert Inn golf course and some, but not all, of the residential lots located in the interior of and around the golf course, for approximately $270 million in cash. In connection with that transaction, Valvino and its subsidiaries also acquired approximately 985 acre-feet of certificated water rights. In addition to acquiring the assets of the Desert Inn, Valvino assumed most of its liabilities, and, to the extent assignable, all of its contracts. Valvino later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the golf course for a total of $47.8 million, bringing the size of the parcel to approximately 212 acres. On August 28, 2000, Valvino closed the Desert Inn and, in June of 2002, Valvino closed the golf course at the site. Since then, Valvino has been engaged primarily in the development of Le Rêve.

On April 1, 2001, the Company acquired Kevyn, LLC, a previously unconsolidated affiliate which was wholly owned by Mr. Wynn and whose principal asset was an airplane, for approximately $10 million. The acquisition was treated as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, the assets and liabilities acquired have been recorded at the carrying value at the time of the acquisition and the operating results of Kevyn, LLC are included in the operating statements of the Company from the earliest period presented. As a result, the previously separate historical financial position and results of operations of Kevyn, LLC are combined with the financial position and results of operations of the Company for all periods presented.

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

Financings

On October 25, 2002, Wynn Resorts completed the initial public offering of 34,615,000 shares of its common stock at a price of $13 per share. The common stock trades on the NASDAQ National Market under the symbol “WYNN”. Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, collectively purchased approximately 11,150,000 of these shares directly from the Company at the $13 per share price. Total proceeds of approximately $450 million were reduced by underwriting discounts and commissions of approximately $19.5 million and legal and professional expenses directly incurred with respect to the offering of approximately $4.1 million for net proceeds to the Company of approximately $426.4 million, which will be used to finance construction of Le Rêve and provide $40 million for the additional intended investment in Macau.

Concurrent with the initial public offering, two wholly-owned subsidiaries of the Company (Wynn Las Vegas and Wynn Capital) issued $370 million aggregate principal amount of the Notes. In addition, Wynn Las Vegas entered into the Revolver, the Term Loan and the FF&E Facility for additional construction and furniture, fixtures and equipment financing for Le Rêve. See “Description of Certain Indebtedness” below for additional information.

The Notes were issued for proceeds of approximately $343.3 million net of an original issue discount of approximately $26.7 million. The proceeds were further reduced by approximately $10.1 million of underwriting discounts and commissions and approximately $4.3 million of legal and professional expenses, all of which are capitalized and amortized over the term of the Notes using the effective interest method. Net proceeds were approximately $328.9 million and will be used to finance the development and construction of Le Rêve, to pay pre-opening expenses and meet debt service obligations.

In addition to the offering costs associated with the initial public offering of the Company’s common stock and the issuance of the Notes, approximately $47.3 million of legal and professional expenses were incurred in connection with the Credit Facilities and the FF&E Facility. These expenses are capitalized and amortized over the terms of the respective facilities.

Wynn Resorts has fully and unconditionally guaranteed the payment in full of the Credit Facilities, the FF&E Facility and the Notes on an unsecured basis, but is not directly subject to the restrictive covenants in its subsidiaries’ debt facilities. However, if Wynn Resorts grants specified liens to secure other guarantees or indebtedness, it will be required to secure the guarantees of the Credit Facilities and the Notes on a pari passu basis. Wynn Resorts’ domestic and foreign subsidiaries related to the Macau opportunity are not guarantors or restricted entities and will not be subject to the covenants in the Notes or the Credit Facilities. In addition, a $30.0 million liquidity reserve account has been established and a special purpose subsidiary of Wynn Las Vegas has been capitalized with $50 million of the equity proceeds and provides a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Le Rêve. After completion of Le Rêve, any remaining amounts will be released to the Company.

On November 11, 2002 the underwriters to the initial public offering exercised a 3,219,173 share over-allotment option in full, resulting in additional net proceeds of approximately $38.9 million, net of the underwriting discounts and commissions of approximately $2.9 million.

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

Expected Capital Resources and Commercial Commitments

At December 31, 2002, the Company had approximately $109.6 million of cash and cash equivalents. In addition, the Company had approximately $792.9 million in restricted cash and investments from the proceeds of the debt and equity financings discussed above and restricted in accordance with the Disbursement Agreement described below, including the $80.0 million restricted for the liquidity reserve account and the completion guarantee as also discussed below. The restricted cash and investments also includes approximately $2.5 million in cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed marketable debt securities as required by the Disbursement Agreement.

As of December 31, 2002, approximately $577.0 million of the total Le Rêve project cost of approximately $2.4 billion (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred to fund the development, and begin construction, of Le Rêve. The remaining development and construction costs for Le Rêve are expected to be funded from a combination of our cash on hand from contributed capital and a majority of the net proceeds of the initial public offering of the Company’s common stock and the Notes, and additional borrowings under the Credit Facilities and the FF&E Facility.

The following table summarizes certain information regarding our expected long-term indebtedness and material commercial commitments based upon our best estimate at December 31, 2002 of our expected long-term indebtedness and commercial commitments (amounts in millions):

	Payments Due By Period
Long-Term Indebtedness	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Revolving credit facility(1)	$726.4	$—	$—	$—	$726.4
Delay draw term loan facility(2)	250.0	—	10.0	90.0	150.0
FF&E facility(3)	188.5	—	10.1	88.5	89.9
Second mortgage notes	370.0	—	—	—	370.0
Other long-term obligations(4)	0.3	—	0.1	0.1	0.1

Total long-term indebtedness	$1,535.2	$—	$20.2	$178.6	$1,336.4

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Construction contracts(5)	$979.4	$416.7	$562.7	$—	$—
Macau concession agreement(6)	515.6	—	—	—	515.6
Employment agreements(7)	42.4	10.0	20.2	12.2	—
Other commercial commitments(8)	2.9	2.9	—	—	—

Total commercial commitments	$1,540.3	$429.6	$582.9	$12.2	$515.6

(1)

As of December 31, 2002, we have not borrowed any amounts under the Revolver, however, we anticipate that drawing approximately $726.4 million to fund the design, construction, development, equipping and opening of Le Rêve, assuming that Le Rêve is completed on schedule. An additional $23.6 million is available under the Revolver, subject to certain limitations. Once the total extensions of credit under the Revolver equal or exceed $200 million, lead arrangers holding a majority of the commitments of the lead arrangers under that facility will have the right to convert between $100 million and $400 million of the outstanding revolving loans into term loans on the same terms and conditions as the term loans under the delay draw term loan facility or on such other terms as we and the administrative agent and syndication agent can agree. In addition, the Revolver will provide for a cash flow sweep each year that will reduce the commitment under that facility by the amount of the cash swept.

(2)	As of December 31, 2002, we have not borrowed any amounts under the Term Loan, however we anticipate drawing the entire available balance in the future for additional funding of the construction and development of Le Rêve. Term Loans will be repayable in quarterly installments from the first full fiscal quarter after completion of Le Rêve until the seventh anniversary of the closing in amounts to be determined in accordance with the terms of the Credit Facilities.

(3)	As of December 31, 2002, we have borrowed approximately $38.0 million under the FF&E Facility. Approximately $28.5 million of these borrowings were used to refinance a loan, secured by a mortgage on World Travel’s Bombardier Global Express aircraft, made by Bank of America, N.A. to World Travel, LLC, a wholly owned subsidiary of Wynn Las Vegas. The remaining $9.5 million of currently borrowed funds and the unused portion of the $188.5 million facility is expected to provide funds for furniture, fixtures and equipment to be used at Le Rêve.

(4)	Represents the amount owing pursuant to an annuity issued by ITT Sheraton in connection with the acquisition of a parcel of land in 1994. The annuity bears interest at an annual rate of 8% and requires payment of $5,000 per month until February 2009. The Company assumed the obligations under the annuity in connection with its acquisition of the Desert Inn.

(5)	Represents obligations under our signed construction contracts with Marnell Corrao and Bomel Construction Company, Inc. We expect to sign additional contracts for the construction of Le Rêve. We expect to satisfy some of the payment obligations under these contracts using amounts borrowed under the long-term indebtedness shown above.

(6)	The Macau concession agreement requires Wynn Macau to invest 4 billion Patacas (approximately $515.6 million) on one or more casino projects over a seven-year period. Wynn Macau is obligated to operate its first casino in Macau by December 2006. The full contractual commitment is shown as having to be made after five years, but the timing of the expenditures is subject to change. In addition, contractual obligations are stated in Macau Patacas and therefore the amount of commitment as expressed in US dollars may be subject to increases depending on fluctuations in the foreign rate of exchange.

(7)	We have entered into employment agreements with several executive officers, other members of management, and certain key employees. These agreements generally have three to five year terms, typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. If we terminate certain executives without “cause” or if certain executives terminate employment with us for “good reason” following a “change of control” (as these terms are defined in the employment contracts), we will pay the executive a “separation payment” in a lump sum, which typically is equal to the base salary of the remaining term of the employment contract plus foregone bonuses, plus certain other payments.

(8)	Includes a standby letter of credit for our owner-controlled insurance program and a $574,000 Macau pre-construction services agreement.

Description of Certain Indebtedness

The following discussion summarizes the material terms of certain material debt agreements to which certain of our subsidiaries will be parties. However, this summary is qualified in its entirety by reference to the relevant agreements described herein. References to the “restricted entities” or to the “Guarantors” mean Valvino; Wynn Resorts Holdings; Wynn Design & Development, LLC; World Travel, LLC; Las Vegas Jet, LLC; Desert Inn Water Company, LLC and Palo, LLC and references to the “Issuers” mean Wynn Las Vegas and Wynn Capital.

Second Mortgage Notes

On October 30, 2002, the Issuers, issued the Notes maturing November 1, 2010 with semi-annual interest payments beginning in May 2003. The Notes are unconditionally guaranteed by Wynn Resorts, Limited as the parent company and certain other subsidiary guarantors, are secured by a first priority security interest in the net proceeds of the offering and a second priority security interest in substantially all the assets of the Issuers and certain restricted subsidiaries, and rank senior in right of payment to all of the Issuers’ existing and future subordinated indebtedness. In addition, the Notes contain certain affirmative and negative covenants applicable to the Issuers and the restricted entities, including limitations on additional indebtedness, declaration and payment of dividends (see Part I, Item 5—“Market for Registrants Common Equity and Related Stockholder Matters; Dividends”), issuance of preferred stock and equity interests of wholly-owned subsidiaries, certain payments or investments, golf course and Phase II land development, transactions with affiliates, asset sales, sale-leaseback transactions, and various other restrictions as defined in the Indenture. While Wynn Resorts is not subject to a majority of the restrictive covenants in the Indenture, pursuant to the terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Notes. As of December 31, 2002, the Company is in compliance with all such covenants.

Other than mandatory redemption required by gaming authorities resulting from unsuitable persons, the Issuers will not be required to make mandatory redemption or sinking fund payments. However, if a change of control occurs, the holders of the Notes may require the Issuers to repurchase all or part of the Notes at 101% of the principal amount, plus accrued interest. In addition, after November 1, 2006, the Issuers may elect to redeem all or part of the Notes at the redemption prices below, plus accrued interest on the redemption date, if redeemed during the twelve-month period beginning on November 1 of the years below:

Year	Percentage
2006	112%
2007	108%
2008	104%
2009 and thereafter	100%

Credit Facilities

Effective October 30, 2002, Wynn Las Vegas entered into the Credit Facilities for additional construction financing for Le Rêve. The Credit Facilities are guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries, and certain of Valvino’s affiliates. While Wynn Resorts is not subject to a majority of the restrictive covenants in the Credit Facilities, pursuant to the terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Credit Facilities. The Credit Facilities are also secured by a first priority security interest in a $30.0 million liquidity reserve account as further described below, a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, Wynn Las Vegas, Wynn Capital and the restricted entities, first mortgages on all real property constituting Le Rêve, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E Facility described below.

The Revolver and the Term Loan mature in October 2008 and October 2009, respectively. Prior to the opening of Le Rêve, annual interest is charged on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus 4% on the Revolver and LIBOR plus 5.5% on the Term Loan. Subsequent to the opening of Le Rêve, the rates will be adjusted based upon a leverage ratio. In addition, the Revolver will require quarterly payments on the unused available borrowings at an annual rate of 2%, while the Term Loan will require quarterly payments at an annual rate of 2.5% through December 31, 2002, 3% from January 1, 2003 to June 30, 2003 and 4% thereafter. Wynn Las Vegas will be required to obtain interest rate protection through interest rate swaps, caps or other similar arrangements against increases in the interest rates with respect to not less than $125 million of Term Loan availability, and up to $200 million of Revolver loans that are converted to Term Loans.

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

The Issuers and Guarantors are required to comply with several affirmative and negative covenants, including limitations on additional indebtedness, guarantees, dividends, transactions with affiliates, capital expenditures, asset sales and others. There are also several financial covenants including the maintenance of a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), total debt to EBITDA and net worth. As of December 31, 2002, the Company is in compliance with all such covenants.

FF&E Facility

Effective October 30, 2002, Wynn Las Vegas entered the FF&E Facility to provide financing and refinancing for furniture, fixtures and equipment to be used at Le Rêve. The proceeds from the FF&E Facility may also be used to refinance a replacement corporate aircraft, in which case, Wynn Las Vegas would request the FF&E lenders to increase the total commitment under the FF&E Facility by $10 million to $198.5 million.

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

Disbursement Agreement

The Company has entered into an agreement (the “Disbursement Agreement”) with Deutsche Bank Trust Company Americas, as the bank agent and disbursement agent, Wells Fargo Bank, National Association, as the second mortgage note trustee, and Wells Fargo Bank Nevada, National Association as the FF&E agent, which sets forth the Company’s material obligations to construct and complete Le Rêve, establishes a line-item budget and schedule for its construction and establishes the conditions to, and the relative sequencing of, the making of disbursements from the proceeds of the Notes, the Credit Facilities and the FF&E Facility. The Disbursement Agreement restricts the Company’s use of the proceeds of the Notes, the Credit Facilities and the FF&E Facility to only project costs related to Le Rêve and, subject to certain limitations, corporate overhead and related costs.

In order to facilitate the funding of disbursements in accordance with the Disbursement Agreement, the Company established certain accounts including, but not limited to, the Completion Guarantee Deposit Account and the Liquidity Reserve Account discussed in further detail below, which are pledged to the lenders under the Credit Facilities and, with respect to the secured account holding the proceeds of the Notes, the holders of the Notes. Prior to borrowing any amounts under the Credit Facilities or the FF&E Facility or receiving any disbursements from the secured account holding the proceeds of the Notes, the Company is required to use a substantial portion of the equity offering proceeds and other available funds to commence construction of Le Rêve. At that point the proceeds of the Notes, other than amounts sufficient to pay interest, will be used; followed thereafter by the proceeds of the Credit Facilities and the FF&E Facility. However, as a condition to borrowing amounts under the Credit Facilities or the FF&E Facility or receiving any disbursements from the secured account holding the proceeds of the Notes, the Company is required to submit evidence acceptable to the third-party construction consultant that construction of Le Rêve has been completed at the time of such borrowing in accordance with the plans and specifications, on budget and on schedule.

Completion Guarantee and Liquidity Reserve

The Company contributed $50 million of the net proceeds of the equity offering to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas formed in October 2002 to provide a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Le Rêve. The funds were deposited into a required escrow Completion Guarantee Deposit Account. These funds will gradually be available to apply to the cost of the project, commencing after 50% of the construction work has been completed. After completion of Le Rêve, any remaining amounts will be released to the Company.

In addition, the Company deposited $30.0 million from the net proceeds of the equity offering into a required escrow Liquidity Reserve Account to secure the completion and opening of Le Rêve. The lenders under the Credit Facilities have a first priority security interest and the holders of the Notes have a perfected second priority security interest in these funds. These funds will gradually be available to apply to the cost of the project, commencing after 50% of the construction work has been completed. Any amounts remaining upon completion will be used for debt service under the Credit Facilities and the Notes, and if consolidated EBITDA levels permit, to reduce the Revolver.

Financing for the Macau Opportunity

We intend to invest at least $40 million of the net proceeds from the initial public offering in Wynn Macau as part of the financing of the Macau opportunity. The indirect minority investors in Wynn Macau have agreed to participate in this additional investment along with Wynn Resorts to the extent of their proportionate effective interests in Wynn Macau (17.5% in the aggregate). It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau has entered into a $574,000 pre-construction services agreement with a third-party joint venture for: (i) development of the Contractors Proposal, (ii) negotiation of the Contractor’s Proposal, and (iii) negotiation and execution of the construction contract. Wynn Macau has also begun preliminary discussions to arrange the additional financing, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau level or at the level of Wynn Macau’s intermediary holding companies. At the present time, Wynn Macau has not yet determined the amount of financing that will be required to complete its first casino resort. If Wynn Resorts decides to raise additional equity at the Wynn Resorts level or at the Wynn Macau or intermediary holding company level to fund the Macau opportunity, its stockholders would suffer direct or indirect dilution of their interests. Wynn Macau currently has no commitments relating to any third party financing. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Le Rêve project. After construction of Wynn Macau’s first casino resort, Wynn Macau intends to satisfy its remaining financial obligations, if any, under the concession agreement through the development of future phased expansions and, possibly, additional casino resorts.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. For example, we continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other domestic or international markets such as Illinois, whether through acquisition, investment or development. Any such development would require us to obtain additional financing. We may also decide to conduct any such development through Wynn Resorts or through a line of subsidiaries separate from the Le Rêve entities. In addition, Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by the board of directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as Wynn Resorts elects. Any promissory note that Wynn Resorts issues to an unsuitable person or its affiliate in exchange for its shares may increase our debt to equity ratio and will increase our leverage ratio.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives of our depreciable assets, our annual evaluation of assets for impairment and the purchase price allocations made in connection with acquisitions, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates. As of, and for the period from inception to December 31, 2002, management does not believe there are any highly uncertain matters or other underlying assumptions that would have a material effect on the statement of financial position or results of operations of the Company if actual results differ from our estimates.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company as of January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles and ongoing assessments of potential impairment of existing goodwill. As of December 31, 2001, the Company had no goodwill but did have intangible assets consisting of a trademark and water rights with indefinite useful lives. Accordingly, the adoption of this statement on January 1, 2002 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003, with no material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The Company adopted SFAS No. 145 on January 1, 2003, with no material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company adopted SFAS No. 146 on January 1, 2003, with no material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A fundamental conclusion reached by the FASB in this interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, however the disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result, the Company adopted the disclosure provisions of FIN No. 45 for its 2002 annual consolidated financial statements, which had no material impact. The Company also adopted the recognition and measurement provisions on January 1, 2003, which did not have a material impact upon its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No.148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 permits companies to continue to apply the intrinsic value based method of accounting for stock-based employee compensation as provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” however it requires that companies that elect to do so, provide specific tabular pro forma disclosures required by SFAS No. 123 in the Summary of Significant Accounting Policies. In addition, SFAS No. 148 requires these disclosures in financial reports for interim periods. The

Company continues to apply the intrinsic value based method of accounting for stock-based employee compensation as allowed by SFAS No. 148, and therefore adoption of this statement did not have a material impact upon its consolidated financial position or results of operations. However, the Company provided the required disclosures for the 2002 annual consolidated financial statements and will provide the required disclosures in consolidated financial statements provided prospectively on an interim basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with the Revolver, the Term Loan facility and the FF&E Facility, each of which bear interest based on floating rates at a specified premium over the London Interbank Offered Rate (“LIBOR”). We will attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings. The amount of outstanding borrowings under the various debt instruments is expected to increase (i) as the proceeds of the initial public offering of our common stock are used in the construction of Le Rêve, (ii) the commencement of Macau development, and (iii) as the Macau financing evolves.

The following table provides information about our long-term indebtedness as of December 31, 2002 (see also “Description of Certain Indebtedness”):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(in thousands)
FF&E Facility, interest at LIBOR plus 4% (approximately 5.38% at December 31, 2002)	October 2009	$38,000	$38,000	$36,480
Note payable—land parcel; interest at 8.0%	February 2009	291	291	291
12% Second Mortgage Notes	November 2010	370,000	343,900	373,700

Total long-term debt		$408,291	$382,191	$410,471

Although we will be required to obtain interest rate protection through interest rate swaps, caps, collars or other arrangements with respect to 50% of the term loans (including any revolving loans that may be converted into term loans), we cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

The following table provides estimated future cash flow information derived from our best estimates at December 31, 2002 of our expected long-term indebtedness See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. However, we cannot predict the LIBOR rates that will be in effect in the future. Accordingly, the LIBOR rate at December 31, 2002 equal to 1.38% is used for all calculations in the table below.

	As of December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
	($ in millions)
Fixed rate	—	—	—	$0.1	$0.1	$370.1	$370.3
Average interest rate	—	—	—	8.00%	8.00%	12.00%	12.00%

Variable rate	—	—	$20.1	$82.5	$96.0	$966.3	$1,164.9
Average interest rate	—	—	6.13%	6.11%	6.16%	5.61%	5.70%

Foreign Currency Risks

The currency used in Wynn Macau’s concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

Because Wynn Macau’s payment and expenditure obligations under the concession agreement are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Wynn Macau intends to spend any Macau patacas received on local casino operating expenses. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s ability to service its debt, its results of operations and its financial condition. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS

See the Index to Consolidated Financial Statements on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 13, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 13, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 13, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 13, 2003, to be made filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.    Financial Statements—See the Index to Consolidated Financial Statements on Page F-1

2.    Financial Statement Schedules filed in Part IV of this report are listed below;

None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(4)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended.(6)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(4)

4.2

Indenture, dated as of October 30, 2002, governing the 12% Second Mortgage Notes due 2010 by and among Wynn Las Vegas, LLC; Wynn Las Vegas Capital Corp.; Desert Inn Water Company, LLC; Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Las Vegas Jet, LLC; World Travel, LLC; Palo, LLC; Valvino Lamore, LLC; the Registrant and Wells Fargo Bank, National Association, Inc., as trustee.(1)

4.3	Form of Second Mortgage Note (included in Exhibit 4.2)(1)

4.4	Form of Notation of Guarantee (included in Exhibit 4.2)(1)

4.5

Guarantee and Collateral Agreement, dated as of October 30, 2002, made by Valvino Lamore, LLC; Wynn Las Vegas Capital Corp.; Palo, LLC; Wynn Resorts Holdings, LLC; Desert Inn Water Company, LLC; World Travel, LLC; Las Vegas Jet, LLC; Wynn Las Vegas, LLC and the other Guarantors from time to time party thereto in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

4.6

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Wynn Resorts Holdings, LLC in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

4.7

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Valvino Lamore, LLC in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

4.8

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Palo, LLC in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

4.9

Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Wynn Las Vegas, LLC in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

4.10	Parent Guaranty, dated as of October 30, 2002, by the Registrant in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

10.1	2002 Stock Incentive Plan.(1)

Exhibit No.	Description
10.2	Agreement between Wynn Design & Development, LLC and Butler/Ashworth Architects, Inc.(4)

10.3	Agreement for Guaranteed Maximum Price Construction Services Change Order, dated as of August 12, 2002, between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(2)

10.4	Intentionally Omitted.

10.5	Second Amended and Restated Art Rental and Licensing Agreement, dated September 18, 2002, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.6	Employment Agreement, dated as of September 6, 2002, by and between Wynn Resorts, Limited and Marc H. Rubinstein.(3)

10.7	Employment Agreement, dated as of September 9, 2002, by and between Resorts, Limited and John Strzemp.(3)

10.8	Employment Agreement, dated as of September 18, 2002, by and between Wynn Design & Development, LLC and Kenneth R. Wynn.(4)

10.9	Employment Agreement, dated as of September 26, 2002, by and between Wynn Design & Development, LLC and DeRuyter O. Butler.(4)

10.10

Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(4)

10.11	Form of Stock Option Agreement.(11)

10.12	Intentionally Omitted.

10.13	Form of Restricted Stock Agreement.(9)

10.14	Intentionally Omitted.

10.15	Agreement re: Provision and Use of Water, dated October 21, 2002, by and among Desert Inn Improvement Co.; Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(1)

10.16	Agreement re: Provision and Use of Real Property, dated October 21, 2002, by and among Desert Inn Improvement Co.; Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(1)

10.17	Office Building Lease Agreement, dated October 21, 2002, by and between Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.18	Golf Course Lease Agreement, dated October 21, 2002, by and between Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(1)

10.19	Driving Range Lease, dated October 21, 2002, by and between Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.20	Parking Facility Lease, dated October 21, 2002, by and between Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.21

Credit Agreement, dated as of October 30, 2002, among Wynn Las Vegas, LLC; the several lenders from time to time parties thereto; Deutsche Bank Trust Company Americas; Banc of America Securities, LLC; Bear, Stearns & Co. Inc.; Bear Stearns Corporate Lending Inc.; Dresdner Bank AG, New York and Grand Cayman Branches and JP Morgan Chase Bank.(1)

10.22	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(1)

10.23	Management Agreement, made as of October 30, 2002, by and among Wynn Las Vegas, LLC and the subsidiaries and affiliates listed on Exhibit A thereto and the Registrant.(1)

10.24	Loan Agreement, dated as of October 30,2002, by and among Wynn Las Vegas, LLC; Wells Fargo Bank Nevada, N.A., as collateral agent; and the lenders listed on Schedule 1A thereto.(1)

Exhibit No.	Description
10.25	Borrower Security Agreement, dated as of October 30, 2002, by Wynn Las Vegas, LLC, in favor of Wells Fargo Bank Nevada, National Association, as collateral agent.(1)

10.26	Form of Intercompany Note, dated October 30, 2002, made by World Travel, LLC in favor of Wynn Las Vegas, LLC.(1)

10.27	Aircraft Security Agreement, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(1)

10.28	Aircraft Security Agreement Supplement No. 1, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(1)

10.29	Assignment and Assumption Agreement, dated as of October 30, 2002, by and between Wynn Las Vegas, LLC and Wells Fargo Bank Nevada, National Association, as collateral agent.(1)

10.30

Completion Guaranty, dated as of October 30, 2002, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and Wells Fargo Bank, National Association, as Indenture Trustee.(1)

10.31

FF&E Intercreditor Agreement, dated as of October 30, 2002, by and among Deutsche Bank Trust Company Americas, as administrative agent, Wells Fargo Bank, National Association, as Indenture Trustee, and Wells Fargo Bank Nevada, National Association, as FF&E agent.(1)

10.32

Project Lenders Intercreditor Agreement, dated as of October 30, 2002, by and among Deutsche Bank Trust Company Americas, as administrative agent and Wells Fargo Bank, National Association, as Indenture Trustee.(1)

10.33

Management Fee Subordination Agreement, dated as of October 30, 2002, made by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and the subsidiaries and affiliates listed on Exhibit A thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, Wells Fargo Bank Nevada National Association, as collateral agent, and Wells Fargo Bank, National Association, as trustee.(1)

10.34

Guarantee and Collateral Agreement, dated as of October 30, 2002, made by Valvino Lamore, LLC, Wynn Las Vegas Capital Corp., Palo, LLC, Wynn Resorts Holdings, LLC, Desert Inn Water Company, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Las Vegas, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.35

Parent Guaranty, dated as of October 30, 2002, by Wynn Resorts, Limited in favor of Wells Fargo Bank Nevada, National Association, as collateral agent, the Arrangers, as defined therein, and the Lenders, as defined therein.(1)

10.36	Parent Guaranty, dated as of October 30, 2002, by Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.37	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Stephen A. Wynn.(1)

10.38	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Aruze USA, Inc.(1)

10.39	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Baron Asset Fund.(1)

10.40	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Zenith Insurance Company.(1)

10.41	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn.(1)

Exhibit No.	Description
10.42	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc.(1)

10.43	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(1)

10.44	Easement Agreement, dated as of October 21, 2002, by and among Wynn Resorts Holdings, LLC, Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.45

Guaranty Agreement, dated as of October 30, 2002, made by Valvino Lamore, LLC, Wynn Las Vegas Capital Corp., Palo, LLC, Wynn Resorts Holdings, LLC, Desert Inn Water Company, LLC, Wynn Design & Development, LLC, World Travel, LLC, Las Vegas Jet, LLC and the other guarantors from time to time party thereto in favor of the Secured Parties as defined therein.(1)

10.46

Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Wynn Las Vegas, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.47

Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Palo, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.48

Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Wynn Resorts Holdings, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.49

Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Valvino Lamore, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.50

Master Disbursement Agreement, dated as of October 30, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Design & Development, LLC, Deutsche Bank Trust Company Americas, as initial Bank Agent, Wells Fargo Bank, National Association, as initial Indenture Trustee, Wells Fargo Bank Nevada, National Association, as initial FF&E Agent and Deutsche Bank Trust Company Americas, as initial Disbursement Agent.(7)

10.51	Amendment to Loan Agreement, dated as of December 3, 2002, by and among Wynn Las Vegas, LLC, Wells Fargo Bank Nevada, as collateral agent, and each of the lenders listed therein.(7)

10.52

Asset and Land Purchase Agreement, dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.53

First Amendment to Asset and Land Purchase Agreement, dated as of May 26, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.54

Second Amendment to Asset and Land Purchase Agreement, dated as of June 16, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.55

Third Amendment to Asset and Land Purchase Agreement, dated as of June 22, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.56

Fourth Amendment to Asset and Land Purchase Agreement, dated as of October 27, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

Exhibit No.	Description
10.57

Fifth Amendment to Asset and Land Purchase Agreement, dated as of November 3, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

*10.58	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company.

10.59	Lease Agreement, dated November 1, 2001, by and between Valvino Lamore, LLC and Wynn Resorts Holdings, LLC.(8)

*10.60	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A.

10.61	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(8)

10.62	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve.(8)

10.63	Continuing Guaranty, dated June 4, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(8)

10.64	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc.(8)

10.65	Form of Indemnity Agreement.(9)

10.66	Employment Agreement, dated April 1, 2002, by and between Wynn Resorts Holdings, LLC and Ronald J. Kramer.(2)

10.67	Contribution Agreement, dated as of June 11, 2002 by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fund, the Kenneth R. Wynn Family Trust dated February 1985 and Wynn Resorts, Limited.(2)

10.68	Intentionally Omitted.

10.69	Intentionally Omitted

10.70	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(2)

10.71	Purchase Agreement, dated May 30, 2002, between Stephen A. Wynn and Valvino Lamore, LLC.(2)

10.72	Employment Agreement, dated as of May 31, 2002, by and between Valvino Lamore, LLC and Matt Maddox.(2)

10.73

Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(2)

10.74

Amended and Restated Commitment Letter Agreement, dated June 14, 2002, among Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Bank of America, N.A., Banc of America Securities LLC, Bear Stearns Corporate Lending, Inc., Bear Stearns & Co. Inc., Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(2)

10.75

Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(3)

10.76	Professional Design Services Agreement, effective as of October 5, 2001, between Wynn Design Development, LLC and A.A. Marnell II, Chtd.(3)

Exhibit No.	Description
10.77	General Conditions to the Professional Design Services Agreement.(3)

10.78	Trademark/Service Mark Purchase Agreement, dated June 7, 2001, between Wynn Resorts and The STAD Trust.(3)

10.79	Purchase Agreement, dated as of April 1, 2001, between Stephen A. Wynn and Valvino Lamore, LLC.(3)

*10.80	Second Amended and Restated Operating Agreement of Valvino Lamore, LLC.

10.81	Intentionally Omitted.

10.82	Intentionally Omitted.

*10.83	First Amendment dated December 11, 2002, to Employment Agreement dated as of September 9, 2002, by and between Wynn Resorts, Limited and John Strzemp.

10.84	Intentionally Omitted.

10.85	Employment Agreement, dated as of July 7, 2000, by and between Wynn Design & Development, LLC and William Todd Nisbet.(3)

10.86	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(4)

10.87	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(9)

10.88	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(9)

10.89	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(9)

10.90	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(9)

10.91	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(9)

10.92	Distribution Agreement and Assignment, effective as of October 17, 2002, by and between Wynn Resorts, Limited and Valvino Lamore, LLC.(9)

10.93

Share Subscription and Stockholders’ Agreement, made and entered into as of October 15, 2002, by and among S.H.W. & Co. Limited, SKKG Limited, L’Arc de Triomphe Limited, Classic Wave Limited, Yany Kwan Yan Chi, Li Tai Foon, Kwan Yan Ming, Wong Chi Seng, Wynn Resorts International, Ltd., and Wynn Resorts (Macau) Holdings, Ltd.(9)

10.94	Stockholders’ Agreement, made and entered into as of October 15, 2002, by and among Wong Chi Seng, Wynn Resorts International, Ltd., Wynn Resorts (Macau), Limited and Wynn Resorts (Macau), S.A.(9)

10.95	Mortgage, Security Agreement and Assignment, dated as of February 28, 2002, between World Travel, LLC and Bank of America, N.A.(9)

10.96

FF&E Facility Commitment Letter, dated October 3, 2002, from Deutsche Bank Trust Company Americas, Bank of America, N.A. and Bear Stearns Corporate Lending, Inc. to Bank of America, National Association.(5)

10.97	FF&E Facility Commitment Letter, dated September 16, 2002, from Bank of America, N.A. to Bank of America, National Association.(5)

10.98	FF&E Facility Commitment Letter, dated August 22, 2002, from The CIT Group/Equipment Financing, Inc. to Bank of America, National Association.(5)

Exhibit No.	Description
10.99	FF&E Facility Commitment Letter, dated October 18, 2002, from General Electric Capital Corporation to Bank of America, National Association.(5)

10.100	FF&E Facility Commitment Letter, dated September 13, 2002, from SG Cowen Securities and Societe Generale to Deutsche Bank Securities Inc.(5)

10.101	FF&E Facility Commitment Letter, dated October 22, 2002, from GMAC Commercial Mortgage Corporation to Bank of America, National Association.(5)

16.1	Letter from Arthur Andersen LLP(10)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Deloitte & Touche LLP

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(2)	Previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(3)	Previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(4)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(5)	Previously filed with Amendment No. 7 to the Form S-1 filed by the Registrant on October 23, 2002 (File No. 333-90600).
(6)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant on December 6, 2002.
(8)	Previously filed with the Form S-1 filed by the Registrant on June 17, 2002.
(9)	Previously filed with Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(10)	Previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on August 26, 2002 (File No. 333-90600).
(11)	Previously filed with the Form S-8 filed by the Registrant on October 31, 2002.

(b)  Reports on Form 8K

The Company filed the following Current Reports on Form 8-K during the three month period ended December 31, 2002:

Current Report on Form 8-K dated November 18, 2002, to file final versions of certain of the documents previously filed with the Registration Statements on Form S-1, reporting such items under Item 5 and Item 7.

Current Report on Form 8-K dated December 6, 2002, to file an amendment to the loan agreement governing the furniture, fixtures and equipment loan facility and to refile the Master Disbursement Agreement entered into by Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Wynn Design & Development, LLC to reflect certain corrections to Section 3.3.24 and Section 5.5 of such agreement; reporting such items under Item 5 and Item 7.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001 and for the periods from inception (April 21, 2000) to December 31, 2000 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the periods from inception to December 31, 2000 and 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 21, 2003

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$109,644	$39,268
Restricted cash	46,387	524
Restricted investments	746,490	—
Receivables, net	184	534
Inventories	212	284
Prepaid expenses	2,010	1,020

Total current assets	904,927	41,630
Property and equipment, net	420,496	337,467
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	60,159	—
Other assets	5,619	2,046

Total assets	$1,398,601	$388,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38	$35
Accounts and construction payable	10,208	2,077
Accrued interest	8,159	—
Accrued compensation and benefits	1,359	1,025
Accrued expenses and other current liabilities	888	885

Total current liabilities	20,652	4,022
Long-term debt	382,153	291

Total liabilities	402,805	4,313

Minority interest	4,183	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 78,972,511 and 39,403,891 shares issued and outstanding	790	394
Additional paid-in capital	1,065,649	412,178
Deferred compensation—restricted stock	(14,771)	—
Deficit accumulated from inception during the development stage	(60,055)	(28,342)

Total stockholders’ equity	991,613	384,230

Total liabilities and stockholders’ equity	$1,398,601	$388,543

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period from Inception to December 31, 2000	Period from Inception to December 31, 2002
Revenues:
Airplane	$629	$1,077	$87	$1,793
Art gallery	279	35	—	314
Retail	237	27	—	264
Water	14	18	—	32

Net revenues	1,159	1,157	87	2,403

Expenses:
Pre-opening costs	25,147	11,862	5,706	42,715
Depreciation and amortization	8,934	8,163	4,045	21,142
(Gain)/Loss on sale of assets	(21)	394	—	373
Selling, general and administrative	622	376	—	998
Facility closure expenses	—	373	1,206	1,579
Cost of water	59	40	—	99
Cost of retail sales	118	9	—	127
Loss from incidental operations	700	—	1,163	1,863

Total expenses	35,559	21,217	12,120	68,896

Operating loss	(34,400)	(20,060)	(12,033)	(66,493)

Other income (expense):
Interest expense, net	(1,897)	(28)	(17)	(1,942)
Interest income	3,718	2,362	1,434	7,514

	1,821	2,334	1,417	5,572

Minority interest	866	—	—	866

Net loss accumulated during the development stage	$(31,713)	$(17,726)	$(10,616)	$(60,055)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.68)	$(0.45)	$(0.28)	$(1.44)
Diluted	$(0.68)	$(0.45)	$(0.28)	$(1.44)
Weighted average common shares outstanding:
Basic	46,706	38,984	37,945	41,576
Diluted	46,706	38,984	37,945	41,576

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common Stock		Additional paid-in capital	Deferred compensation— restricted stock	Net loss accumulated during the development stage	Total stockholders’ equity
	Shares Outstanding	Par Value
Balances, Inception (April 21, 2000)	—	$—	$—	$—	$—	$—
Capital contributions	37,944,544	379	512,675	—	—	513,054
Distributions	—	—	(110,482)			(110,482)
Third party fees	—	—	(10,000)	—	—	(10,000)
Net loss accumulated during the development stage	—	—	—	—	(10,616)	(10,616)

Balances, December 31, 2000	37,944,544	379	392,193	—	(10,616)	381,956
Capital contributions	1,459,347	15	20,785	—	—	20,800
Third party fees	—	—	(800)	—	—	(800)
Net loss accumulated during the development stage	—	—	—	—	(17,726)	(17,726)

Balances, December 31, 2001	39,403,891	394	412,178	—	(28,342)	384,230
Capital contributions	596,109	6	173,488	—	—	173,494
Issuance of common stock through initial public offering	34,615,000	346	426,024	—	—	426,370
Issuance of common stock through over-allotment option	3,219,173	32	38,888	—	—	38,920
Issuance of restricted stock	1,138,338	12	15,071	(15,083)	—	—
Amortization of deferred compensation—restricted stock	—	—	—	312	—	312
Net loss accumulated during the development stage	—	—	—	—	(31,713)	(31,713)

Balances, December 31, 2002	78,972,511	$790	$1,065,649	$(14,771)	$(60,055)	$991,613

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period from Inception to December 31, 2000	Period from Inception to December 31, 2002
Cash flows from operating activities:
Net loss accumulated during the development stage	$(31,713)	$(17,726)	$(10,616)	$(60,055)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	8,934	8,163	4,045	21,142
Minority interest	(866)	—	—	(866)
Amortization of deferred compensation	312	—	—	312
(Gain)/Loss on sale of fixed assets	(21)	394	—	373
Incidental operations	1,971	3,611	1,198	6,780
Increase (decrease) in cash from changes in:
Receivables, net	350	477	6,970	7,797
Inventories and prepaid expenses	(918)	(95)	(48)	(1,061)
Accounts payable and accrued expenses	11,603	585	(8,986)	3,202

Total adjustments	21,365	13,135	3,179	37,679

Net cash used in operating activities	(10,348)	(4,591)	(7,437)	(22,376)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	(270,718)
Capital expenditures, net of construction payables	(66,255)	(29,082)	(55,641)	(150,978)
Restricted cash and investments	(792,353)	(524)		(792,877)
Other assets	(3,573)	(1,707)	(1,299)	(6,579)
Proceeds from sale of equipment	8,007	775	776	9,558

Net cash used in investing activities	(854,174)	(30,538)	(326,882)	(1,211,594)

Cash flows from financing activities:
Equity contributions	173,494	20,800	480,713	675,007
Equity distributions	—	—	(110,482)	(110,482)
Proceeds from issuance of common stock	491,844	—	—	491,844
Third party fees	(26,554)	(800)	(10,000)	(37,354)
Macau minority contributions	5,050	—	—	5,050
Proceeds from issuance of long-term debt	381,334	—	125,000	506,334
Principal payments of long-term debt	(28,535)	(32)	(125,018)	(153,585)
Deferred financing costs	(61,735)	—	(1,465)	(63,200)
Proceeds from issuance of related party loan	—	—	100,000	100,000
Principal payments of related party loan	—	—	(70,000)	(70,000)

Net cash provided by financing activities	934,898	19,968	388,748	1,343,614

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	70,376	(15,161)	54,429	109,644
Balance, beginning of period	39,268	54,429	—	—

Balance, end of period	$109,644	$39,268	$54,429	$109,644

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$1,443	$28	$17	$1,488
Advances and loans converted to contributed capital	$458	$—	$32,300	$32,758
Equipment purchases financed by debt	$28,500	$—	$—	$28,500
Due from related party reclassified to Water rights	$—	$6,400	$—	$6,400
Purchase accounting reduction of land for excess liabilities	$—	$1,400	$—	$1,400

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (“Wynn Resorts”) was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project named “Le Rêve”. In addition, in June 2002, Valvino, through its majority owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau”), entered into an agreement with the government of Macau, granting Wynn Macau the right to construct and operate one or more casino gaming properties in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), located 37 miles southwest of Hong Kong.

As more fully described in below, on September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts as discussed below. Hereafter, all references to the “Company” refer to Wynn Resorts and its subsidiaries or Valvino and its subsidiaries, as its predecessor company. Direct and indirect subsidiaries of the Company include Valvino; Wynn Design and Development, LLC; Wynn Resorts Holdings, LLC; Wynn Las Vegas, LLC; Wynn Completion Guarantor, LLC; Wynn Las Vegas Capital Corp.; World Travel, LLC; Las Vegas Jet, LLC; Rambas Marketing Company, LLC; Palo, LLC; Toasty, LLC; WorldWide Wynn, LLC; Kevyn, LLC; Desert Inn Water Company, LLC; Desert Inn Improvement Company; Wynn Group Asia, Inc.; Wynn Resorts International, Ltd.; Wynn Resorts (Macau) Holdings, Ltd.; Wynn Resorts (Macau), Limited; and Wynn Macau.

Acquisitions

Pursuant to an Asset and Land Purchase Agreement dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino and Stephen A. Wynn (“Mr. Wynn”), the Company acquired the assets and liabilities of the Desert Inn Resort and Casino for approximately $270 million plus an adjustment for working capital, as defined therein. Upon receiving all necessary regulatory approvals, the purchase was completed on June 22, 2000. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Later in 2000 and early 2001, the Company acquired all of the remaining lots located in the interior of, and some of the lots around, the former Desert Inn Resort and Casino golf course for a total of $47.8 million.

On August 28, 2000, the Company permanently closed the Desert Inn Resort and Casino with the exception of the golf course and its related retail, food and beverage operations, which were subsequently closed in June 2002. Since then, operations of the Company have been primarily limited to the design, development and financing of a new casino/hotel project named “Le Rêve” and the acquisition of a concession to operate casinos in Macau, as more fully described below.

On April 1, 2001, the Company acquired Kevyn, LLC, a previously unconsolidated affiliate which was wholly owned by Mr. Wynn and whose principal asset was an airplane, for approximately $10 million. The acquisition was treated as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” the assets and liabilities acquired have been recorded at the carrying value at the time of the acquisition and the operating results of Kevyn, LLC are included in the operating statements of the Company from the earliest period presented. As a result, the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously separate historical financial position and results of operations of Kevyn, LLC are combined with the financial position and results of operations of the Company for all periods presented.

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

In May 2002, the Company acquired World Travel, LLC and Las Vegas Jet, LLC (entities previously wholly-owned by Mr. Wynn). The acquisitions were accounted for as reorganizations of entities under common control. In accordance with SFAS No. 141, “Business Combinations,” the assets and liabilities of the entities acquired have been recorded at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented. As a result, the previously separate historical financial position and results of operations of World Travel, LLC and Las Vegas Jet, LLC are combined with the financial position and results of operations of the Company for all periods presented.

Capital Contributions

At formation, Valvino’s sole member was Mr. Wynn. Pursuant to the Amended and Restated Operating Agreement (the “Agreement”) dated October 3, 2000, the Company admitted a new 50% member, Aruze USA, Inc. (“Aruze USA”), in exchange for a capital contribution of $260 million. As part of this capital acquisition, the Company paid a fee of $10 million to a third party. The Company again amended the Agreement on April 16, 2001 when a third member, Baron Asset Fund, was admitted as a 3.7% member in exchange for a capital contribution of $20.8 million. As part of this capital contribution, the Company paid a fee of $800,000 to a third party.

Upon completion of various legal agreements and transactions in April 2002, Mr. Wynn contributed approximately $32 million of cash to the Company. This included the assignment to the Company by Mr. Wynn of his rights to approximately $22.5 million deposited in a Macau bank account which was committed to the Macau project, and an additional $8.6 million of cash. In addition, Mr. Wynn also contributed to the Company his 90% ownership interest in Wynn Macau and the right to be reimbursed for approximately $825,000 of expenses incurred by Mr. Wynn on behalf of Wynn Macau. At the time of the capital contribution, the assets held by Wynn Macau principally consisted of the intangible asset associated with the provisional license to negotiate a concession with the government of Macau. The provisional license had no historical cost basis but the members of Valvino negotiated a fair value of $56 million. In accordance with SFAS No. 141, “Business Combinations,” because the transactions occurred between entities under common control, the contribution of the 90% interest in Wynn Macau by Mr. Wynn was recorded at its historical cost basis with the primary asset recorded in the financial statements being the approximate $22.5 million of cash. However, Mr. Wynn’s ownership interest in the Company after these contributions reflects the fair value of his 90% ownership interest in Wynn Macau relative to the fair value of the contributions from Aruze USA, Inc. and Baron Asset Fund as described below.

Concurrent with Mr. Wynn’s contributions above, Aruze USA contributed an additional $120 million in cash and Baron Asset Fund contributed an additional $20.3 million in cash.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While neither Mr. Wynn nor Aruze USA received additional shares in connection with the above-described capital contributions, immediately following these additional capital contributions, Mr. Wynn and Aruze USA each owned 47.5% of the membership interests in the Company, and Baron Asset Fund owned 5% of the membership interests in the Company.

In April 2002, the Company converted approximately $458,000 of advances to Wynn Macau into capital contributions.

In June 2002, the Kenneth R. Wynn Family Trust contributed $1.2 million cash in exchange for a 0.146% membership interest in the Company.

During the third quarter of 2002, the Company received approximately $2.2 million of capital contributions from minority stockholders for Wynn Macau. Upon the final execution of the stockholder agreements in November 2002, the Company’s ownership interest in Wynn Macau was reduced from 90% to 82.5%.

Wynn Resorts Exchange

At December 31, 2001, there were approximately 207,692 common shares of Valvino outstanding. The most recent sale of shares prior to December 31, 2001 occurred at a price of approximately $2,704 per share. Consistent with the management structure permitted under applicable Nevada law, the Agreement provided that each share was entitled to one vote on all matters requiring the vote of the members. The Agreement also included several additional management provisions. First, Mr. Wynn, as the managing member, had authority to make decisions regarding the day-to-day activities of Valvino. Second, certain fundamental decisions had to be approved by the four-member Board of Representatives. Mr. Wynn and Aruze USA each appointed two representatives to the Board of Representatives. Mr. Wynn acted as Chairman of the Board of Representatives and had certain rights in that capacity, including the right to make the tie-breaking vote with respect to board action. Allocations of Valvino’s profits and losses were made based on the common shares of each member, subject to applicable tax law requirements. Non-liquidating distributions were to be made first based on the initial positive capital account of each member (as determined under federal tax law book accounting) and then based on each member’s percentage interest in Valvino’s profits and losses. Liquidating distributions were to be made based solely on each member’s positive capital account.

As discussed above, on September 24, 2002, all the members of Valvino contributed 100% of the membership interests in Valvino to the Company in exchange for 40,000,000 shares of the Company’s common stock, making Valvino and its subsidiaries wholly-owned subsidiaries of the Company (hereafter referred to as the “Exchange”).

The contributions under the Exchange were tax-free contributions under the Internal Revenue Code, and for financial statement accounting purposes the Exchange was considered to be a recapitalization. Because the ownership interests in the Company after the Exchange were identical to the previous ownership interests in Valvino, the Exchange was considered to be non-substantive. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations,” the Company recognized the assets and liabilities transferred at their carrying value in the books and records of Valvino at the time of exchange. The Company’s consolidated financial statements report the impact of the Exchange as if it had occurred at the beginning of the periods presented.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Development Stage Risk Factors

As a development stage company, the Company has spent significant amounts in its development activities primarily in the acquisition of land and other assets, in the design and construction of Le Rêve and in obtaining the concession in Macau. As is customary for a development stage company, the Company has not commenced principal operations and therefore revenues are not significant. Consequently, the Company has incurred losses in each period from inception to December 31, 2002. Management expects these losses to continue until planned principal operations have commenced. However, as a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in both the construction and development phases and in operating gaming facilities, including, but not limited, to receiving the appropriate permits for particular construction activities, securing a Nevada state gaming license for the ownership and operation of the “Le Rêve” project, maintaining ongoing suitability requirements in Nevada and Macau as well as fulfilling the requirements of Macau’s largely untested regulatory framework. The completion of the Le Rêve and Macau projects is dependent upon compliance with these rules and regulations. Management anticipates Le Rêve will cost approximately $2.4 billion to design and construct, including the cost of all 212 acres of land, capitalized interest, pre-opening expenses and financing fees. In addition, the Company is currently obligated to invest at least 4 billion Patacas (equivalent to approximately US $520 million at the December 31, 2002 rate of exchange) in Macau by June 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the December 31, 2001 and 2000 consolidated financial statements have been reclassified to conform to the December 31, 2002 presentation. These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with a maturity of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash consists of certificates of deposits to collateralize certain construction insurance claims, cash deposits for certain required sales taxes, and certain of the proceeds of the Company’s financing activities

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

invested in money market funds restricted by the agreements governing the Company’s debt instruments for the payment of certain approved construction and development costs relating to Le Rêve.

Restricted Investments

Restricted investments reflect the invested net proceeds of certain of the financing activities of the Company which are restricted by the agreements governing the Company’s debt instruments for the payment of certain approved construction and development costs relating to Le Rêve. These proceeds are invested in certain approved marketable securities, which are limited to government-backed treasury notes and interest-only strips.

The Company classifies its marketable securities in one of three categories: held-to-maturity, trading or available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Trading securities are those bought and held principally for the purpose of selling them in the near term. All other securities are classified as available-for-sale. All of the Company’s marketable securities are classified as held-to-maturity. Accordingly, these are recorded at cost, adjusted for the amortization of premiums of accretion of discounts.

The balance of restricted investments at December 31, 2002 also includes approximately $3.8 million of accrued interest receivable on the marketable securities.

Inventories

Retail, food and beverage inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

Property and Equipment

The allocation of the purchase price of the Desert Inn Resort and Casino to these asset categories was based upon an appraisal and management’s estimate of the fair value of the assets acquired. Subsequent purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	1 to 3 years
Parking garage	15 years
Airplane	7 to 20 years
Furniture, fixtures and equipment	5 to 20 years

The design and development costs for the Le Rêve project are capitalized. Costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

In connection with the acquisition of the Desert Inn Resort and Casino, the Company acquired several parcels of land, some of which will be available for future development. The Company’s decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beyond the Company’s control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional acceptable financing in order to proceed with any particular project. As of December 31, 2002 and 2001, the Company had approximately 20 acres of land held for future development with a book value of approximately $78.6 million.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with its major construction projects. Interest capitalization will cease once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $13.5 million, $0, $6.3 million and $19.8 million was capitalized for the years ended December 31, 2002 and 2001, for the period from inception to December 31, 2000, and for the period from inception to December 31, 2002, respectively.

Intangible Assets

The Company has recorded its trademarks at cost and the water rights acquired as part of the overall purchase price of the Desert Inn Resort and Casino, at appraised value. Radio frequencies, which are included in other assets, are recorded at cost. These intangible assets have indefinite useful lives, and accordingly, are not amortized, but are periodically reviewed for impairment.

Deferred Financing Costs

Costs incurred in obtaining loans or with the issuance of long-term debt are capitalized and amortized to interest over the terms of the related debt agreements using the effective interest rate method. Approximately $1.6 million, $0, $1.5 million and $3.1 million was amortized to interest during the years ended December 31, 2002 and 2001, for the period from inception to December 31, 2000, and for the period from inception to December 31, 2002, respectively. Accumulated amortization amounted to $3.1 million and $1.5 million as of December 31, 2002 and 2001, respectively.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As of December 31, 2002 and 2001, management does not believe any assets have been impaired.

Pre-Opening Costs

Pre-opening costs consisting primarily of salaries and wages, legal and consulting fees, insurance, utilities and travel are expensed as incurred.

Incidental Operations

Upon completion of the acquisition of the Desert Inn Resort and Casino on June 22, 2000, the Company announced its intention to close the property and to plan the development of a new resort casino/hotel project

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

named “Le Rêve” on the existing site. In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” both the resort casino/hotel operation and the golf course and related operations are being accounted for as separate incidental operations. Under this method, incidental operations with a net income are excluded from the Company’s consolidated operating results and the net income from each is recorded as a reduction in the carrying value of land. Incidental operations with a net loss are stated separately on the consolidated statements of operations. The amount of net income from incidental operations recorded as a reduction in the carrying value of land was approximately $2.0 million,$3.6 million, $1.2 million and $6.8 million for the years ended December 31, 2002 and 2001, for the period from inception to December 31, 2000, and for the period from inception to December 31, 2002, respectively.

Income Taxes

During the period in which it operated as a limited-liability company, the Company was classified as a partnership for federal income tax purposes. Accordingly, no provision was made for federal income taxes, as such taxes were liabilities of the members during this period.

Upon completion of the Exchange, the Company accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

SFAS No. 109 also requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. The Company, in its development stage, has accumulated significant net operating losses. Accordingly, because of the uncertainty of near-term future taxable income, as of December 31, 2002, the Company’s potential net future domestic and foreign tax benefits of approximately $7.5 million and $747,000, respectively are fully reserved.

Currency translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” The Macau results of operations and the balance sheet are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). During the period from inception to December 31, 2002, the effect of foreign currency translation was immaterial.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of the Desert Inn Resort & Casino

The acquisition of the Desert Inn Resort & Casino has been accounted for as a purchase. Accordingly, the purchase price is allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the acquisition date. Estimated fair values were determined based on independent appraisals, discounted cash flows, market prices for comparable assets and estimates made by management. The allocation of the purchase price was completed within one year from the acquisition date and is as follows:

Description of Assets	Allocated Fair Value
($ in Millions)
Land	$248
Buildings & Improvements	16
Personal Property	5
Receivables	2
Reserve for Bad Debt	(1)

Total Purchase Price	$270

Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the year ended December 31, 2001, and for the period from inception to December 31, 2000, the Company had no potentially dilutive securities. For all periods presented, the Company has recorded net losses. Accordingly, for the year ended, and the period from inception to, December 31, 2002, the assumed exercise of stock options was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock-Based Compensation

As of December 31, 2002, the Company has a stock-based employee compensation plan as more fully described in Note 8. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands).

	Year Ended December 31, 2002	Period from Inception to December 31, 2002
Net loss as reported	$(31,713)	$(60,055)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(309)	(309)

Pro forma net loss	$(32,022)	$(60,364)

Basic and diluted loss per share:
As reported	$(0.68)	$(1.44)

Pro forma	$(0.69)	$(1.45)

Equity Instruments Issued to Consultants and Vendors

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which was effective for the Company as of January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles and ongoing assessments of potential impairment of existing goodwill. As of December 31, 2001, the Company had no goodwill but did have intangible assets consisting of trademarks and water rights with indefinite useful lives. Accordingly, the adoption of this statement on January 1, 2002 did not have a material impact on the Company’s consolidated financial position or results of operations.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS No. 143 will have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The Company does not anticipate the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Management does not anticipate that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A fundamental conclusion reached by the FASB in this interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, however the disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result, the Company adopted the disclosure provisions of FIN No. 45 for its 2002 annual consolidated financial statements, which had

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no material impact. The Company will also adopted the recognition and measurement provisions on January 1, 2003, and does not expect such adoption will have a material impact upon its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No.148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 permits companies to continue to apply the intrinsic value based method of accounting for stock-based employee compensation as provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” however it requires that companies that elect to do so, provide specific tabular pro forma disclosures required by SFAS No. 123 in the Summary of Significant Accounting Policies. In addition, SFAS No.148 requires these disclosures in financial reports for interim periods. The Company continues to apply the intrinsic value based method of accounting for stock-based employee compensation as allowed by SFAS No. 148, and therefore adoption of this statement did not have a material impact upon its consolidated financial position or results of operations. However, the Company provided the required disclosures for the 2002 annual consolidated financial statements and will provide the required disclosures in consolidated financial statements provided prospectively on an interim basis.

3.    Related Party Transactions

The Company periodically incurs costs on behalf of Mr. Wynn and certain other officers of the Company, including costs with respect to personal use of the corporate aircraft. In the past, these balances were settled at regular intervals, usually monthly. At December 31, 2001, receivables from officers amounted to approximately $344,000. The outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn and other officers have deposited $105,000 with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At December 31, 2002, the Company’s net liability to Mr. Wynn and other officers was approximately $35,000.

The Company previously leased the Wynn Collection from Mr. and Mrs. Wynn at a monthly rate equal to the gross revenue received by the gallery each month, less direct expenses, subject to a monthly cap. In August 2002, the lease terms were amended. Under the new terms, one-half of the net income, if any, of the gallery is credited to the Company. If the gallery incurs a net loss, Mr. and Mrs. Wynn have agreed to reimburse the Company to the extent of that loss. The Company made no lease payments during the period from inception to December 31, 2002.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Receivables

Components of receivables as of December 31, 2002 and 2001 are as follows (amounts in thousands):

	2002	2001
Casino	$556	$610
Hotel	131	166
Other	159	385

	846	1,161
Less: allowance for doubtful accounts	(662)	(627)

	$184	$534

The Company maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer.

5.    Property and Equipment

Property and equipment as of December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Land	$288,422	$289,521
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Airplane	38,000	9,489
Furniture, fixtures and equipment	4,192	3,877
Construction in progress	90,189	27,475

	437,723	347,282
Less: accumulated depreciation	(17,227)	(9,815)

	$420,496	$337,467

Construction in progress includes interest and other costs capitalized in conjunction with the new resort casino/hotel project.

6.    Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	2002	2001
12% Second Mortgage Notes, net of original issue discount of approximately $26.1 million, due November 1, 2010	$343,90	$—
$188.5 Million FF&E Facility	38,000	—
Note payable—Land Parcel	291	326

	382,191	326
Current portion of long-term debt	(38)	(35)

	$382,153	$291

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan Payable to Mr. Wynn

On June 15, 2000, the Company entered into a loan agreement with Mr. Wynn, for unsecured borrowings totaling $100 million with an original maturity date of June 15, 2002. The interest rate during the loan period was 7.9%, as defined in the loan agreement. Pursuant to the Amended and Restated Operating Agreement dated October 3, 2000, $70 million of this loan was repaid on October 10, 2000. The remaining $30 million principal and $2.3 million accrued interest was converted to equity as a member contribution.

Note Payable to Bank

On July 10, 2000, the Company entered into a loan agreement with Deutsche Bank Securities Inc., as lead arranger, and Bankers Trust Company, as administrative agent, for a loan in the amount of $125 million with an original maturity date of July 10, 2001. These borrowings were used to make an equity distribution of approximately $110.5 million to Mr. Wynn. The interest during the loan period was 7.9%, as defined in the loan agreement. The loan was collateralized by certain real and personal property of the Company and by a guaranty from Mr. Wynn. Pursuant to the Amended and Restated Operating Agreement dated October 3, 2000, this loan was repaid on October 10, 2000.

Note Payable for Desert Inn Resort and Casino Land Parcel

The balance at December 31, 2002 and 2001 totals approximately $253,000 and $291,000, respectively, net of the current portion of approximately $38,000 and $35,000, respectively, and represents a note payable related to the acquisition of a parcel of land in 1994. Both the land and related note payable were acquired as part of the acquisition of the Desert Inn Resort and Casino. The note carries an interest rate of 8% and provides for payments of principal and interest totaling $5,000 per month until February 2009.

Second Mortgage Notes

On October 30, 2002, Wynn Las Vegas, LLC (“Wynn Las Vegas”) and Wynn Las Vegas Capital Corp. (“Wynn Capital”), two wholly-owned subsidiaries of the Company (collectively, the “Issuers”), issued $370 million aggregate principal amount of 12% second mortgage notes (the “Notes”) maturing November 1, 2010 with semi-annual interest payments beginning in May 2003. The Notes are unconditionally guaranteed by Wynn Resorts as the parent company and certain other subsidiary guarantors, are secured by a first priority security interest in the net proceeds of the offering and a second priority security interest in substantially all the assets of the Issuers and certain restricted subsidiaries, and rank senior in right of payment to all of the Issuers’ existing and future subordinated indebtedness. In addition, the Notes contain certain affirmative and negative covenants applicable to the Issuers and the restricted entities, including limitations on additional indebtedness, declarations of dividends, issuance of preferred stock and equity interests of wholly-owned subsidiaries, certain payments or investments, golf course and Phase II land development, transactions with affiliates, asset sales, sale-leaseback transactions, and various other restrictions as defined in the indenture governing the Notes (the “Indenture”). While Wynn Resorts is not subject to a majority of the restrictive covenants in the Indenture, pursuant to the terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Notes. As of December 31, 2002, the Company is in compliance with all such covenants.

The Notes were issued on October 30, 2002, for approximately $343.3 million, net of an original issue discount of approximately $26.7 million. The proceeds were further reduced by approximately $10.1 million of underwriting discounts and commissions and approximately $4.3 million of legal and professional expenses, all

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of which are capitalized and amortized over the term of the Notes using the effective interest method. Net proceeds were approximately $328.9 million and will be used to finance the development and construction of Le Rêve, to pay pre-opening expenses and meet debt service obligations.

Other than mandatory redemption required by gaming authorities resulting from unsuitable persons, the Issuers will not be required to make mandatory redemption or sinking fund payments. However, if a change of control occurs, the holders of the Notes may require the Issuers to repurchase all or part of the Notes at 101% of the principal amount, plus accrued interest. In addition, after November 1, 2006, the Issuers may elect to redeem all or part of the Notes at the redemption prices below, plus accrued interest on the redemption date, if redeemed during the twelve-month period beginning on November 1 of the years below:

Year	Percentage
2006	112%
2007	108%
2008	104%
2009 and thereafter	100%

Credit Facilities

Effective October 30, 2002, Wynn Las Vegas entered into a $750 million senior secured revolving credit facility (the “Revolver”) and a $250 million delay draw senior secured term loan facility (the “Term Loan”, and together with the Revolver, the “Credit Facilities”) for additional construction financing for Le Rêve. The Credit Facilities are guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries excluding Wynn Completion Guarantor, LLC, and Desert Inn Improvement Company, LLC, and certain of Valvino’s affiliates. While Wynn Resorts is not subject to the restrictive covenants in the Credit Facilities, pursuant to the terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Credit Facilities. The Credit Facilities are also secured by a first priority security interest in a $30.0 million liquidity reserve account as further described below, a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, Wynn Las Vegas, Wynn Capital and the restricted entities, first mortgages on all real property constituting Le Rêve, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E facility described below.

The Revolver and the Term Loan mature in October 2008 and October 2009, respectively. Prior to the opening of Le Rêve, annual interest is charged on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus 4% on the Revolver and LIBOR plus 5.5% on the Term Loan. Subsequent to the opening of Le Rêve, the rates will be adjusted based upon a leverage ratio. In addition, the Revolver will require quarterly payments on the unused available borrowings at an annual rate of 2%, while the Term Loan will require quarterly payments at an annual rate of 2.5% through December 31, 2002, 3% from January 1, 2003 to June 30, 2003 and 4% thereafter.

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

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Issuers and guarantors are required to comply with several affirmative and negative covenants, including limitations on additional indebtedness, guarantees, dividends, transactions with affiliates, capital expenditures, asset sales and others. There are also several financial covenants including the maintenance of a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), total debt to EBITDA and net worth. As of December 31, 2002, the Company is in compliance with all such covenants.

FF&E Facility

Effective October 30, 2002, Wynn Las Vegas entered into a $188.5 million FF&E facility (the “FF&E Facility”) to provide financing and refinancing for furniture, fixtures and equipment to be used at Le Rêve. The proceeds from the FF&E Facility may also be used to refinance a replacement corporate aircraft, in which case, Wynn Las Vegas would request the FF&E lenders to increase the total commitment under the FF&E Facility by $10 million to $198.5 million.

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

Disbursement Agreement

The Company has entered into an agreement (the “Disbursement Agreement”) with Deutsche Bank Trust Company Americas, as the bank agent and disbursement agent, Wells Fargo Bank, National Association, as the second mortgage note trustee, and Wells Fargo Bank Nevada, National Association as the FF&E agent, which sets forth the Company’s material obligations to construct and complete Le Rêve, establishes a line-item budget and schedule for its construction and establishes the conditions to, and the relative sequencing of, the making of disbursements from the proceeds of the Notes, the Credit Facilities and the FF&E Facility. The Disbursement Agreement restricts the Company’s use of the proceeds of the Notes, the Credit Facilities and the FF&E Facility to only project costs related to Le Rêve and, subject to certain limitations, corporate overhead and related costs.

In order to facilitate the funding of disbursements in accordance with the Disbursement Agreement, the Company established certain accounts including, but not limited to, the Completion Guarantee Deposit Account and the Liquidity Reserve Account discussed in further detail below, which are pledged to the lenders under the Credit Facilities and, with respect to the secured account holding the proceeds of the Notes, the holders of the Notes. Prior to borrowing any amounts under the Credit Facilities or the FF&E Facility or receiving any disbursements from the secured account holding the proceeds of the Notes, the Company is required to use a substantial portion of the equity offering proceeds and other available funds to commence construction of Le Rêve. At that point the proceeds of the Notes, other than amounts sufficient to pay interest, will be used; followed thereafter by the proceeds of the Credit Facilities and the FF&E Facility. However, as a condition to borrowing amounts under the Credit Facilities or the FF&E Facility or receiving any disbursements from the secured account holding the proceeds of the Notes, the Company is required to submit evidence acceptable to the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third-party construction consultant that construction of Le Rêve has been completed at the time of such borrowing in accordance with the plans and specifications, on budget and on schedule.

Completion Guarantee and Liquidity Reserve

The Company contributed $50 million of the net proceeds of the equity offering to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas formed in October 2002 to provide a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Le Rêve. The funds were deposited into a required escrow Completion Guarantee Deposit Account. These funds will gradually be available to apply to the cost of the project, commencing after 50% of the construction work has been completed. After completion of Le Rêve, any remaining amounts will be released to the Company.

In addition, the Company deposited $30.0 million from the net proceeds of the equity offering into a required escrow Liquidity Reserve Account to secure the completion and opening of Le Rêve. The lenders under the Credit Facilities have a first priority security interest and the holders of the Notes have a perfected second priority security interest in these funds. These funds will gradually be available to apply to the cost of the project, commencing after 50% of the construction work has been completed. Any amounts remaining upon completion will be used for debt service under the Credit Facilities and the Notes, and if consolidated EBITDA levels permit, the Revolver.

Fair Value of Long-term Debt

The estimated fair value of the Notes and the FF&E Facility based upon most recent trades at December 31, 2002 was approximately $373.7 million and $36.5 million respectively.

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2003	$38
2004	41
2005	2,420
2006	9,548
2007	9,552
Thereafter	386,692

408,291
Less: original issue discount	(26,100)

$382,191

7.    Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). On October 25, 2002, the Company completed the initial public offering of 34,615,000 shares of its Common Stock at a $13 per share price. The Common Stock trades on the NASDAQ National Market under the symbol “WYNN”. Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, collectively

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased approximately 11,150,000 of these shares directly from the Company at $13—the same price the shares were offered to the public. Total proceeds of approximately $450 million were reduced by underwriting discounts and commissions of approximately $19.5 million and approximately $4.1 million in legal and professional expenses, for net proceeds to the Company of approximately $426.4 million, which will be used to finance construction of Le Rêve and to provide $40.0 million for the development of the Company’s concession in Macau.

On November 11, 2002, the underwriters to the initial public offering exercised a 3,219,173 share over-allotment option in full, resulting in additional net proceeds of approximately $38.9 million, net of underwriters discounts and commissions of approximately $2.9 million.

78,972,511 shares of the Company’s Common Stock were issued and are outstanding as of December 31, 2002. Except as otherwise provide by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). During the period from inception to, and as of, December 31, 2002, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

8.    Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $170,000, $134,000, $57,000 and $361,000 for the years ended December 31, 2002 and 2001, the period from inception to December 31, 2000, and for the period from inception to December 31, 2002, respectively.

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $127,000, $181,000, $376,000 and $684,000 under such plans for the years ended December 31,

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 and 2001, the period from inception to December 31, 2000, and for the period from inception to December 31, 2002, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Stock Based Compensation Plan

The Company has adopted the 2002 Stock Incentive Plan (the “Stock Plan”) to provide stock compensation arrangements for directors, officers and key employees, and others. The Stock Plan includes provisions for the grant of (i) Incentive Stock Options (“ISO”), (ii) compensatory (i.e. non qualified) stock options (“NQSO”) and (iii) restricted shares of Common Stock. Officers, key employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company and its subsidiaries are eligible to participate in the Stock Plan. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Common Stock has been reserved for issuance under the Stock Plan. Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including immediate, twenty-five percent after two years and 25% each year for the next 3 years thereafter, cliff vest at the vesting date, and others to be determined at the time of grant. All options expire ten years from the date of grant.

The Stock Plan will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Stock Plan after such date. Summarized information for the Stock Plan is as follows:

	Year Ended December 31, 2002		Period from Inception to December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—	—	$—
Granted	375,000	$13.32	375,000	$13.32
Exercised	—	$—	—	$—
Canceled	—	$—	—	$—
Outstanding at ending of period	375,000	$13.32	375,000	$13.32

Exercisable at ending of period	50,000	$13.74	50,000	$13.74

Options available for Grant	8,236,662		8,236,662

No options were granted, canceled, exercised or outstanding during the year ended December 31, 2001 or for the period from inception to December 31, 2000.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the options outstanding at December 31, 2002:

Exercise Prices	Number of Options Outstanding at December 31, 2002	Number of Options Exercisable at December 31, 2002	Weighted Average Remaining Contractual Life (years)
$13.25	325,000	—	9.9
$13.74	50,000	50,000	9.9

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions:

	Year Ended December 31, 2002	Period from Inception to December 31, 2002
Expected dividend yield	—	—
Expected stock price volatility	40.00%	40.00%
Risk-free interest rate	3.00%	3.00%
Expected average life of options (years)	6.00	6.00
Expected fair value of each option granted	$5.76	$5.76

In addition to options, restricted stock grants of 1,138,338 shares were issued to employees during the year ended, and the period from inception to, December 31, 2002. No restricted stock grants took place during the year ended December 31, 2001 or the period from inception to December 31, 2000. The effect of these grants is to increase the issued and outstanding shares of the Company’s Common Stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Common Stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense or capitalized into construction in progress, as appropriate.

9.    Equity Instruments Issued to Non-employees

On October 21, 2002, the Company entered into an amended production services agreement with the executive producer of the aquatic live theatrical attraction (the “Show”) anticipated to be exhibited at the Le Rêve showroom. As additional compensation for the production services to be rendered, the Company has granted 189,723 restricted shares of Common Stock which will fully vest on June 30, 2006, provided that a complete run of the Show at Le Rêve has commenced. The value of the stock grant is accrued as a deferred compensation liability over the period the restricted stock vests, adjusted each reporting period for changes in the market price of the Company’s stock, and capitalized as part of the Show’s production costs. As of December 31, 2002, the Company had accrued and capitalized approximately $130,000 relating to this grant. As a result of vesting conditions, the grant has no effect on the Company’s shares issued and outstanding.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The Company files a consolidated federal income tax return. The income tax benefit differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31, 2002	Period from Inception to December 31, 2002
Federal statutory rate	35.0%	35.0%
Foreign tax rate differential	(3.8)%	(3.8)%
Valuation allowance	(31.2)%	(31.2)%

Effective tax rate	0.0%	0.0%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

December 31, 2002
Deferred tax assets—US:
Current:
Receivables, inventories, accrued liabilities and other	$345
Long-term:
Goodwill	11,341
Pre-opening costs	7,480
Syndication costs	3,780
Other intangibles	575

23,521
Less: valuation allowance	(7,459)

16,062

Deferred tax assets—Foreign:
Pre-opening costs	747
Less: valuation allowance	(747)

—

Deferred tax liabilities:
Property and equipment	(16,062)

Net deferred tax asset	$—

The Company recorded a 100% valuation allowance at December 31, 2002 to fully reserve all tax benefits because of the uncertainty of future taxable income.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

Construction Contracts

The Company has entered into an agreement with a construction contractor for guaranteed maximum price construction services, effective as of June 4, 2002, and amended by Change Order No. 1, effective as of August 12, 2002 (as amended, the “Construction Agreement”). The Construction Agreement covers approximately $919 million of the approximate $1,407 million budgeted cost to construct Le Rêve, subject to increases based on, among other items, changes in the scope of the work. The Construction Agreement provides that the guaranteed maximum price will be increased and the deadline for the completion of construction extended on account of certain circumstances. The guaranteed maximum price also provides for an “owner contingency” of approximately $7.6 million to cover various items including delays and scope changes resulting from Wynn Las Vegas’ actions.

The Company has also entered into an agreement with a construction contractor for the design and construction of a parking structure for a maximum cost of $9.9 million, subject to specified exceptions, effective as of June 6, 2002. Other construction contracts and committed construction purchase orders at December 31, 2002 totaled approximately $117.3 million. As a result, a total of approximately $1.05 billion has been committed as of December 31, 2002. Of this amount, approximately $66.7 million has been spent through December 31, 2002. Future committed costs at December 31, 2002 under these contracts, therefore, total approximately $979.4 million.

Macau

Wynn Macau has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest 4 billion patacas (approximately US $519.6 million as of December 31, 2002) in one or more casino projects in Macau by June 26, 2009 and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. After construction of Wynn Macau’s first casino resort, Wynn Macau intends to satisfy its remaining financial obligations under the concession agreement through the development of future phased expansions and, possibly, additional casino resorts.

We intend to invest at least $40 million of the net proceeds from the initial public offering in Wynn Macau as part of the financing of the Macau opportunity. The indirect minority investors in Wynn Macau have agreed to participate in this additional investment along with Wynn Resorts to the extent of their proportionate effective interests in Wynn Macau. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau has entered into a $574,000 pre-construction services agreement with a third-party joint venture for: (i) development of the Contractors Proposal, (ii) negotiation of the Contractor’s Proposal, and (iii) negotiation and execution of the construction contract and has begun preliminary discussions to arrange the additional financing, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau level or at the level of Wynn Macau’s intermediary holding companies. At the present time, Wynn Macau has not yet determined the amount of financing that will be required. If Wynn Resorts decides to raise additional equity at the Wynn Resorts level or at the Wynn Macau or intermediary holding company level to fund the Macau opportunity, its stockholders would suffer direct or indirect dilution of their interests. Wynn Macau currently has

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no commitments relating to any third party financing. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other financing relating to the Le Rêve project.

In compliance with the Macau concession agreement, Wynn Macau has obtained an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount of 700 million patacas (approximately US $90.9 million as of December 31, 2002) for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $39.0 million as of December 31, 2002) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Leases

No significant third party leases exist as of December 31, 2002 or 2001.

Entertainment Services

The Company has entered into a long-term agreement with a creative production company for the creation, development and executive production of the Show, whereby the Company is required to pay certain up-front creation and licensing fees, pay production costs and, upon opening of the show, pay a royalty of 10% of net ticket revenues and retail sales and 50% of the Show and retail profits with the production company as calculated in accordance with the terms of the agreement. The term of the agreement is ten years after the opening date of the show, which will coincide with the opening of Le Rêve, with a five-year renewal option.

The Company also has an option with respect to a second production for Le Rêve or for another project, which will require the payment of an additional $1 million to exercise.

At December 31, 2002 and 2001, other assets include $4.8 million and $1.6 million, respectively, of amounts paid in conjunction with the agreement.

Self-insurance

The Company is self-insured for medical and worker’s compensation claims. The individual Stop Loss Attachment Point for each claim is $40,000 for medical and $250,000 for worker’s compensation claims with a maximum payout of $960,000 and $1,000,000, respectively.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts). These separation payments are generally the base salary of the remaining

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of the employment contract plus foregone bonuses and certain other payments. At December 31, 2002, the total contractual commitment under these employment contracts is approximately $42.4 million over the next five years.

Litigation

The Company is a defendant in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters. We also note that litigation inherently involves significant costs.

Valvino is currently involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Valvino acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. Valvino later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the former Desert Inn golf course. In total, Valvino acquired 63 of the 75 residential lots, with Clark County having acquired two of the lots through eminent domain in 1994 as part of the widening of Desert Inn Road. The residential lots, previously known collectively as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions recorded against the lots in 1956 and amended from time to time since then.

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the conditions, covenants and restrictions recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, Valvino filed an action seeking damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino’s subsidiaries which now own the golf course land and several of the residential lots, have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for October 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul de sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sac, and has relandscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Le Rêve utilities in Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs.

The plaintiffs have sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. Valvino has appealed this ruling to the Nevada Supreme Court. The appeal has now been submitted, without oral argument, to the Southern Nevada Panel of the Nevada Supreme Court.

Discovery in this case is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, we may have to adjust our current plans for the construction of the Le Rêve golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

Several of the remaining homeowners have also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Planning Commission’s approval of Valvino’s application for a use permit. Valvino is not a party to this action. The other action concerns the Clark County Planning Commission’s approval of Valvino’s application for design review of a maintenance facility that Valvino intends to build on the perimeter of the golf course property. Valvino and Wynn Resorts are parties to this action. Both of these actions are in the initial stages of litigation. Valvino intends to vigorously contest the homeowners’ claims.

12.    Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), the Issuers of the Notes, their guarantors (other than Wynn Resorts) and non-guarantors as of December 31, 2002 and 2001, for the years ended December 31, 2002 and 2001 and for the periods from inception to December 31, 2002 and 2000.

Guarantors of the Notes are Valvino, Wynn Design and Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, World Travel, LLC and Las Vegas Jet, LLC. In October 2002, Valvino transferred certain of its assets, including its equity interests in certain of its subsidiaries such as Wynn Group Asia, Inc.; Kevyn, LLC; Rambas Marketing Co., LLC; Toasty, LLC and World Wide Wynn, LLC which do not guarantee the Notes, to Wynn Resorts. In addition, Valvino transferred certain of its assets, including its equity interests in Las Vegas Jet, LLC and World Travel, LLC directly to Wynn Las Vegas. Because these transfers were between entities under common control, in accordance with SFAS No. 141, “Business Combinations,” the assets and liabilities of the entities acquired have been recorded by the acquiring subsidiary at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating financial statements are presented in the provided form because: (i) the Issuers and guarantors are wholly owned subsidiaries of the Company; (ii) the guarantees are considered to be full and unconditional, that is, if the issuers fail to make a scheduled payment, the guarantors are obligated to make the scheduled payment immediately and, if they don’t, any holder of the Notes may immediately bring suit directly against the guarantors for payment of all amounts due and payable; and (iii) the guarantees are joint and several.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644
Restricted cash	—	46,234	23	130	—	46,387
Restricted investments	—	696,371	—	50,119	—	746,490
Receivables, net	—	12	166	6	—	184
Inventories	—	—	212	—	—	212
Prepaid expenses	344	93	1,518	55	—	2,010

Total current assets	79,578	750,218	741	74,390	—	904,927
Property and equipment, net	—	251,881	168,309	306	—	420,496
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	—	60,159	—	—	—	60,159
Investment in subsidiaries	593,212	11,925	551,868	—	(1,157,005)	—
Other assets	—	5,599	20	—	—	5,619
Intercompany balances	379,758	(454,927)	132,236	(57,067)	—	—

Total assets	$1,052,548	$625,855	$853,174	$24,029	$(1,157,005)	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$38	$—	$—	$38
Accounts and construction payable	9	3,099	6,974	126	—	10,208
Accrued interest	—	8,159	—	—	—	8,159
Accrued compensation and benefits	186	381	792	—	—	1,359
Accrued expenses and other	—	—	880	8	—	888

Total current liabilities	195	11,639	8,684	134	—	20,652
Long-term debt	—	381,900	253	—	—	382,153

Total liabilities	195	393,539	8,937	134	—	402,805

Minority interest	—	—	—	—	4,183	4,183

Commitments and contingencies

Stockholders’ equity:
Common stock	790	—	—	18	(18)	790
Additional paid-in capital	1,065,649	237,075	899,017	30,027	(1,166,119)	1,065,649
Deferred compensation—restricted stock	(4,895)	—	(9,876)	—	—	(14,771)
Deficit accumulated from inception during the development stage	(9,191)	(4,759)	(44,904)	(6,150)	4,949	(60,055)

Total stockholders’ equity	1,052,353	232,316	844,237	23,895	(1,161,188)	991,613

Total liabilities and stockholders’ equity	$1,052,548	$625,855	$853,174	$24,029	$(1,157,005)	$1,398,601

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2001

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$(49)	$39,317	$—	$—	$39,268
Restricted cash	—	500	24	—	—	524
Receivables, net	—	—	527	7	—	534
Inventories	—	—	284	—	—	284
Prepaid expenses	—	—	1,020	—	—	1,020

Total current assets	—	451	41,172	7	—	41,630
Property and equipment, net	—	2	326,258	11,207	—	337,467
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Other assets	—	252	1,812	—	(18)	2,046
Intercompany balances	—	(2,498)	20,780	(18,282)	—	—

Total assets	$—	$(793)	$390,022	$(668)	$(18)	$388,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$35	$—	$—	$35
Accounts and construction payable	—	57	2,016	4	—	2,077
Accrued compensation and benefits	—	28	989	8	—	1,025
Accrued expenses and other	—	—	856	29	—	885

Total current liabilities	—	85	3,896	41	—	4,022
Long-term debt	—	—	291	—	—	291

Total liabilities	—	85	4,187	41	—	4,313

Commitments and contingencies

Stockholders’ equity:
Common stock	—	—	394	18	(18)	394
Additional paid-in capital	—	—	412,178	—	—	412,178
Deficit accumulated from inception during the development stage	—	(878)	(26,737)	(727)	—	(28,342)

Total stockholders’ equity	—	(878)	385,835	(709)	(18)	384,230

Total liabilities and stockholders’ equity	$—	$(793)	$390,022	$(668)	$(18)	$388,543

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$3,455	$—	$(2,826)	$629
Art gallery	—	—	279	—	—	279
Retail	—	—	237	—	—	237
Water	—	—	—	76	(62)	14

Total revenue	—	—	3,971	76	(2,888)	1,159

Expenses:
Pre-opening costs	5,278	4,536	13,088	4,963	(2,718)	25,147
Depreciation and amortization	—	9	8,480	445	—	8,934
(Gain)/Loss on sale of assets	—	—	(90)	69	—	(21)
Selling, general and administrative	—	—	631	111	(120)	622
Cost of water	—	—	50	59	(50)	59
Cost of retail sales	—	—	118	—	—	118
Loss from incidental operations	—	91	609	—	—	700

Total expenses	5,278	4,636	22,886	5,647	(2,888)	35,559

Operating loss	(5,278)	(4,636)	(18,915)	(5,571)	—	(34,400)

Other income (expense):
Interest expense, net	—	(1,014)	(883)	—	—	(1,897)
Interest income	170	1,769	1,631	148	—	3,718
Equity in loss from Macau	(4,083)	—	—	—	4,083	—

Other income, net	(3,913)	755	748	148	4,083	1,821

Minority interest	—	—	—	—	866	866

Net loss accumulated during the development stage	$(9,191)	$(3,881)	$(18,167)	$(5,423)	$4,949	$(31,713)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2001

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$2,006	$—	$(929)	$1,077
Art gallery	—	—	35	—	—	35
Retail	—	—	27	—	—	27
Water	—	—	—	77	(59)	18

Total revenue	—	—	2,068	77	(988)	1,157

Expenses:
Pre-opening costs	—	878	12,772	(947)	(841)	11,862
Depreciation and amortization	—	—	6,901	1,262	—	8,163
(Gain)/Loss on sale of assets	—	—	394	—	—	394
Selling, general and administrative	—	—	129	267	(20)	376
Facility closure	—	—	373	—	—	373
Cost of water	—	—	—	167	(127)	40
Cost of retail sales	—	—	9	—	—	9

Total expenses	—	878	20,578	749	(988)	21,217

Operating loss	—	(878)	(18,510)	(672)	—	(20,060)

Other income (expense):
Interest expense, net.	—	—	(28)	—	—	(28)
Interest income	—	—	2,362	—	—	2,362

Other income, net	—	—	2,334	—	—	2,334

Net loss accumulated during the development stage	$—	$(878)	$(16,176)	$(672)	$—	$(17,726)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2000

(amounts in thousands)

			Guarantor	Non-guarantor	Eliminating
	Parent	Issuers	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Airplane	$—	$—	$590	$—	$(503)	$87

Total revenue	—	—	590	—	(503)	87

Expenses:
Pre-opening costs	—	—	6,518	(309)	(503)	5,706
Depreciation and amortization	—	—	3,681	364	—	4,045
Facility closure	—	—	1,206	—	—	1,206
Loss from incidental operations	—	—	1,163	—	—	1,163

Total expenses	—	—	12,568	55	(503)	12,120

Operating loss	—	—	(11,978)	(55)	—	(12,033)

Other income (expense):
Interest expense, net	—	—	(17)	—	—	(17)
Interest income	—	—	1,434	—	—	1,434

Other income, net	—	—	1,417	—	—	1,417

Net loss accumulated during the development stage	$—	$—	$(10,561)	$(55)	$—	$(10,616)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$6,051	$—	($4,258)	$1,793
Art gallery	—	—	314	—	—	314
Retail	—	—	264	—	—	264
Water	—	—	—	153	(121)	32

Total revenue	—	—	6,629	153	(4,379)	2,403

Expenses:
Pre-opening costs	5,278	5,414	32,378	3,707	(4,062)	42,715
Depreciation and amortization	—	9	19,062	2,071	—	21,142
(Gain)/Loss on sale of assets	—	—	304	69	—	373
Selling, general and administrative	—	—	760	378	(140)	998
Facility closure expenses	—	—	1,579	—	—	1,579
Cost of water	—	—	50	226	(177)	99
Cost of retail sales	—	—	127	—	—	127
Loss from incidental operations	—	91	1,772	—	—	1,863

Total expenses	5,278	5,514	56,032	6,451	(4,379)	68,896

Operating loss	(5,278)	(5,514)	(49,403)	(6,298)	—	(66,493)

Other income (expense):
Interest expense, net	—	(1,014)	(928)	—	—	(1,942)
Interest income	170	1,769	5,427	148	—	7,514
Equity in loss from Macau	(4,083)	—	—	—	4,083	—

Other income, net	(3,913)	755	4,499	148	4,083	5,572

Minority interest	—	—	—	—	866	866

Net loss accumulated during the development stage	$(9,191)	$(4,759)	$(44,904)	$(6,150)	$4,949	$(60,055)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(9,191)	$(3,881)	$(18,167)	$(5,423)	$4,949	$(31,713)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	9	8,480	445	—	8,934
Minority interest	—	—	—	—	(866)	(866)
Amortization of deferred compensation	134	—	—	—	—	134
(Gain)/Loss on sale of fixed assets	—	—	(90)	69	—	(21)
Equity in loss from Macau	4,083	—	—	—	(4,083)	—
Incidental operations	—	—	1,971	—	—	1,971
Increase (decrease) in cash from changes in:
Receivables, net	—	(11)	361	—	—	350
Inventories and prepaid expenses	(344)	(94)	(426)	(54)	—	(918)
Accounts payable and accrued expenses	195	11,554	(239)	93	—	11,603

Total adjustments	4,068	11,458	10,057	553	(4,949)	21,187

Net cash used in operating activities	(5,123)	7,577	(8,110)	(4,870)	—	(10,526)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(31,693)	(34,133)	(251)		(66,077)
Restricted cash and Investments	—	(742,105)		(50,248)		(792,353)
Investment in subsidiaries	(597,295)	(11,925)	(551,867)	—	1,161,087	—
Other assets	—	(5,347)	1,792	—	(18)	(3,573)
Intercompany balances	(379,758)	234,376	103,877	41,505	—	—
Proceeds from sale of equipment	—	—	90	7,917	—	8,007

Net cash used in investing activities	(977,053)	(556,694)	(480,241)	(1,077)	1,161,069	(853,996)

Cash flows from financing activities:
Equity contributions	596,120	237,075	476,391	24,977	(1,161,069)	173,494
Proceeds from issuance of common stock	491,844	—	—	—	—	491,844
Third party fees	(26,554)	—	—	—	—	(26,554)
Macau minority contributions	—	—	—	5,050	—	5,050
Deferred financing costs	—	(61,735)	—	—	—	(61,735)
Proceeds from issuance of long-term debt	—	381,334	—	—	—	381,334
Principal payments of long-term debt	—	—	(28,535)	—	—	(28,535)

Net cash provided by financing activities	1,061,410	556,674	447,856	30,027	(1,161,069)	934,898

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79,234	7,557	(40,495)	24,080	—	70,376
Balance, beginning of period	—	(49)	39,317	—	—	39,268

Balance, end of period	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2001

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(878)	$(16,176)	($672)	$—	$(17,726)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	—	6,901	1,262	—	8,163
(Gain)/Loss on sale of fixed assets	—	—	394	—	—	394
Incidental operations	—	—	3,611	—	—	3,611
Increase (decrease) in cash from changes in:
Receivables, net	—	—	484	(7)	—	477
Inventories and prepaid expenses	—	—	(118)	23	—	(95)
Accounts payable and accrued expenses	—	85	466	34	—	585

Total adjustments	—	85	11,738	1,312	—	13,135

Net cash used in operating activities	—	(793)	(4,438)	640	—	(4,591)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(2)	(29,057)	(23)	—	(29,082)
Restricted cash and Investments	—	(500)	(24)	—	—	(524)
Other assets	—	(1,252)	(491)	18	18	(1,707)
Intercompany balances	—	2,498	(11,860)	(655)	10,017	—
Proceeds from sale of equipment	—	—	775	—	—	775

Net cash used in investing activities	—	744	(40,657)	(660)	10,035	(30,538)

Cash flows from financing activities:
Equity contributions	—	—	20,800	—	—	20,800
Third party fee	—	—	(800)	—	—	(800)
Principal payments of long-term debt	—	—	(32)	—	—	(32)

Net cash provided by financing activities	—	—	19,968	—	—	19,968

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	(49)	(25,127)	(20)	10,035	(15,161)
Balance, beginning of period	—	—	64,444	20	(10,035)	54,429

Balance, end of period	$—	$(49)	$39,317	$—	$—	$39,268

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2000

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$—	$(10,561)	$(55)	$—	$(10,616)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	—	3,681	364	—	4,045
Incidental operations	—	—	1,198	—	—	1,198
Increase (decrease) in cash from changes in:						—
Receivables, net	—	—	6,970	—	—	6,970
Inventories and prepaid expenses	—	—	(25)	(23)	—	(48)
Accounts payable and accrued expenses	—	—	(8,993)	7	—	(8,986)

Total adjustments	—	—	2,831	348	—	3,179

Net cash used in operating activities	—	—	(7,730)	293	—	(7,437)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	(270,718)
Capital expenditures, net of construction payables	—	—	(45,605)	(10,036)	—	(55,641)
Other assets	—	—	(1,299)		—	(1,299)
Intercompany balances	—	—	272	(272)	—	—
Proceeds from sale of equipment	—	—	776	—	—	776

Net cash used in investing activities	—	—	(316,574)	(10,308)	—	(326,882)

Cash flows from financing activities:
Equity contributions	—	—	480,713	10,035	(10,035)	480,713
Equity distributions	—	—	(110,482)	—	—	(110,482)
Third party fee	—	—	(10,000)	—	—	(10,000)
Proceeds from issuance of long-term debt	—	—	125,000	—	—	125,000
Principal payments of long-term debt	—	—	(125,018)	—	—	(125,018)
Deferred financing costs	—	—	(1,465)	—	—	(1,465)
Proceeds from issuance of related party loan	—	—	100,000	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	(70,000)

Net cash provided by financing activities	—	—	388,748	10,035	(10,035)	388,748

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	—	64,444	20	(10,035)	54,429
Balance, beginning of period	—	—	—	—	—	—

Balance, end of period	$—	$—	$64,444	$20	$(10,035)	$54,429

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(9,191)	$(4,759)	$(44,904)	$(6,150)	$4,949	$(60,055)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	9	19,062	2,071	—	21,142
Minority interest	—	—	—	—	(866)	(866)
Amortization of deferred compensation	134	—	—	—	—	134
(Gain)/Loss on sale of fixed assets	—	—	304	69	—	373
Equity in loss from Macau	4,083	—	—	—	(4,083)	—
Incidental operations	—	—	6,510	—	—	6,510
Increase (decrease) in cash from changes in:
Receivables, net	—	(12)	8,085	(6)	—	8,067
Inventories and prepaid expenses	(344)	(93)	(569)	(55)	—	(1,061)
Accounts payable and accrued expenses	195	11,639	(8,766)	134	—	3,202

Total adjustments	4,068	11,543	24,626	2,213	(4,949)	37,501

Net cash used in operating activities	(5,123)	6,784	(20,278)	(3,937)	—	(22,554)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	(270,718)
Capital expenditures, net of construction payables	—	(31,695)	(108,796)	(10,309)	—	(150,800)
Restricted cash and Investments	—	(742,605)	(23)	(50,249)		(792,877)
Investment in subsidiaries	(597,295)	(11,925)	(551,867)	—	1,161,087	—
Other assets	—	(6,599)	2	18	—	(6,579)
Intercompany balances	(379,758)	236,874	92,289	40,578	10,017	—
Proceeds from sale of equipment	—	—	1,641	7,917	—	9,558

Net cash used in investing activities	(977,053)	(555,950)	(837,472)	(12,045)	1,171,104	(1,211,416)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	35,012	(1,171,104)	675,007
Equity distributions	—	—	(110,482)	—	—	(110,482)
Proceeds from issuance of common stock	491,844	—	—	—	—	491,844
Third party fees	(26,554)	—	(10,800)	—	—	(37,354)
Macau minority contributions	—	—	—	5,050	—	5,050
Proceeds from issuance of related party loan	—	—	100,000	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	(70,000)
Deferred financing costs	—	(61,735)	(1,465)	—	—	(63,200)
Proceeds from issuance of long-term debt	—	381,334	125,000	—	—	506,334
Principal payments of long-term debt	—	—	(153,585)	—	—	(153,585)

Net cash provided by financing activities	1,061,410	556,674	856,572	40,062	(1,171,104)	1,343,614

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79,234	7,508	(1,178)	24,080	—	109,644
Balance, beginning of period	—	—	—	—	—	—

Balance, end of period	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644

12.    Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2002
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Net revenues	$589	$143	$207	$220	$1,159
Operating loss	(4,886)	(8,517)	(8,683)	(12,314)	(34,400)
Net loss	(4,892)	(7,884)	(8,194)	(10,743)	(31,713)
Basic and diluted loss per share	$(0.12)	$(0.20)	$(0.20)	$(0.16)	$(0.68)

	Year Ended December 31, 2001
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Net revenues	$269	$417	$250	$221	$1,157
Operating loss	(4,521)	(5,249)	(5,034)	(5,256)	(20,060)
Net loss	(3,639)	(4,595)	(4,523)	(4,969)	(17,726)
Basic and diluted loss per share	$(0.10)	$(0.12)	$(0.11)	$(0.13)	$(0.45)

Because loss per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: March 26, 2003	By:	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 26, 2003	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ RONALD J. KRAMER Ronald J. Kramer	President and Director	March 26, 2003

/s/ ROBERT J. MILLER Robert J. Miller	Director	March 26, 2003

/s/ JOHN A. MORAN John A. Moran	Director	March 26, 2003

/s/ ALVIN SHOEMAKER Alvin Shoemaker	Director	March 26, 2003

/s/ ELAINE P. WYNN Elaine P. Wynn	Director	March 26, 2003

/s/ STANLEY R. ZAX Stanley R. Zax	Director	March 26, 2003

/s/ ALLEN ZEMAN Allen Zeman	Director	March 26, 2003

/s/ JOHN STRZEMP John Strzemp	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

CERTIFICATION

I, Stephen A. Wynn, certify that:

1.	I have reviewed this annual report on Form 10-K of Wynn Resorts, Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John Strzemp, certify that:

1.	I have reviewed this annual report on Form 10-K of Wynn Resorts, Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)