Form 10-K/A
period 2002-12-31
WYNN RESORTS LTD
filed 2003-05-15
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

As of March 10, 2003, 79,162,234 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

The Registrant is filing this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2002 to reflect restricted cash and investments as non-current. The Registrant is only amending Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

4.10	Parent Guaranty, dated as of October 30, 2002, by the Registrant in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

10.1	2002 Stock Incentive Plan.(1)

10.2	Agreement between Wynn Design & Development, LLC and Butler/Ashworth Architects, Inc.(4)

10.3	Agreement for Guaranteed Maximum Price Construction Services Change Order, dated as of August 12, 2002, between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(2)

Exhibit No.	Description

10.4	Intentionally Omitted.

10.5	Second Amended and Restated Art Rental and Licensing Agreement, dated September 18, 2002, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.6	Employment Agreement, dated as of September 6, 2002, by and between Wynn Resorts, Limited and Marc H. Rubinstein.(3)

10.7	Employment Agreement, dated as of September 9, 2002, by and between Resorts, Limited and John Strzemp.(3)

10.8	Employment Agreement, dated as of September 18, 2002, by and between Wynn Design & Development, LLC and Kenneth R. Wynn.(4)

10.9	Employment Agreement, dated as of September 26, 2002, by and between Wynn Design & Development, LLC and DeRuyter O. Butler.(4)

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

10.22	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(1)

10.23	Management Agreement, made as of October 30, 2002, by and among Wynn Las Vegas, LLC and the subsidiaries and affiliates listed on Exhibit A thereto and the Registrant.(1)

10.24	Loan Agreement, dated as of October 30,2002, by and among Wynn Las Vegas, LLC; Wells Fargo Bank Nevada, N.A., as collateral agent; and the lenders listed on Schedule 1A thereto.(1)

10.25	Borrower Security Agreement, dated as of October 30, 2002, by Wynn Las Vegas, LLC, in favor of Wells Fargo Bank Nevada, National Association, as collateral agent.(1)

Exhibit No.	Description

10.26	Form of Intercompany Note, dated October 30, 2002, made by World Travel, LLC in favor of Wynn Las Vegas, LLC.(1)

10.27	Aircraft Security Agreement, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(1)

10.28	Aircraft Security Agreement Supplement No. 1, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(1)

10.29	Assignment and Assumption Agreement, dated as of October 30, 2002, by and between Wynn Las Vegas, LLC and Wells Fargo Bank Nevada, National Association, as collateral agent.(1)

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

10.36	Parent Guaranty, dated as of October 30, 2002, by Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.37	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Stephen A. Wynn.(1)

10.38	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Aruze USA, Inc.(1)

10.39	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Baron Asset Fund.(1)

10.40	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Zenith Insurance Company.(1)

10.41	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn.(1)

10.42	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc.(1)

Exhibit No.	Description

10.43	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(1)

10.44	Easement Agreement, dated as of October 21, 2002, by and among Wynn Resorts Holdings, LLC, Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

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

10.58	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company.(12)

10.59	Lease Agreement, dated November 1, 2001, by and between Valvino Lamore, LLC and Wynn Resorts Holdings, LLC.(8)

10.60	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A.(12)

10.61	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(8)

10.62	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve.(8)

10.63	Continuing Guaranty, dated June 4, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(8)

10.64	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc.(8)

10.65	Form of Indemnity Agreement.(9)

10.66	Employment Agreement, dated April 1, 2002, by and between Wynn Resorts Holdings, LLC and Ronald J. Kramer.(2)

10.67	Contribution Agreement, dated as of June 11, 2002 by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fund, the Kenneth R. Wynn Family Trust dated February 1985 and Wynn Resorts, Limited.(2)

10.68	Intentionally Omitted.

10.69	Intentionally Omitted.

10.70	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(2)

10.71	Purchase Agreement, dated May 30, 2002, between Stephen A. Wynn and Valvino Lamore, LLC.(2)

10.72	Employment Agreement, dated as of May 31, 2002, by and between Valvino Lamore, LLC and Matt Maddox.(2)

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

10.76	Professional Design Services Agreement, effective as of October 5, 2001, between Wynn Design Development, LLC and A.A. Marnell II, Chtd.(3)

Exhibit No.	Description

10.77	General Conditions to the Professional Design Services Agreement.(3)

10.78	Trademark/Service Mark Purchase Agreement, dated June 7, 2001, between Wynn Resorts and The STAD Trust.(3)

10.79	Purchase Agreement, dated as of April 1, 2001, between Stephen A. Wynn and Valvino Lamore, LLC.(3)

10.80	Second Amended and Restated Operating Agreement of Valvino Lamore, LLC.(12)

10.81	Intentionally Omitted.

10.82	Intentionally Omitted.

10.83	First Amendment, dated December 11, 2002, to the Employment Agreement dated as of September 9, 2002, by and between Wynn Resorts, Limited and John Strzemp.(12)

10.84	Intentionally Omitted.

10.85	Employment Agreement, dated as of July 7, 2000, by and between Wynn Design & Development, LLC and William Todd Nisbet.(3)

10.86	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(4)

10.87	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(9)

10.88	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(9)

10.89	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(9)

10.90	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(9)

10.91	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(9)

10.92	Distribution Agreement and Assignment, effective as of October 17, 2002, by and between Wynn Resorts, Limited and Valvino Lamore, LLC.(9)

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

10.97	FF&E Facility Commitment Letter, dated September 16, 2002, from Bank of America, N.A. to Bank of America, National Association.(5)

10.98	FF&E Facility Commitment Letter, dated August 22, 2002, from The CIT Group/Equipment Financing, Inc. to Bank of America, National Association.(5)

Exhibit No.	Description

10.99	FF&E Facility Commitment Letter, dated October 18, 2002, from General Electric Capital Corporation to Bank of America, National Association.(5)

10.100	FF&E Facility Commitment Letter, dated September 13, 2002, from SG Cowen Securities and Societe Generale to Deutsche Bank Securities Inc.(5)

10.101	FF&E Facility Commitment Letter, dated October 22, 2002, from GMAC Commercial Mortgage Corporation to Bank of America, National Association.(5)

16.1	Letter from Arthur Andersen LLP(10)

21.1	Subsidiaries of the Registrant.(12)

*23.1	Consent of Deloitte & Touche LLP

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(2)	Previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(3)	Previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(4)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(5)	Previously filed with Amendment No. 7 to the Form S-1 filed by the Registrant on October 23, 2002 (File No. 333-90600).
(6)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant on December 6, 2002.
(8)	Previously filed with the Form S-1 filed by the Registrant on June 17, 2002.
(9)	Previously filed with Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(10)	Previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on August 26, 2002 (File No. 333-90600).
(11)	Previously filed with the Form S-8 filed by the Registrant on October 31, 2002.
(12)	Previously filed with the Annual Report on Form 10-K filed by the Registrant on March 28, 2003

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001 and for the periods from April 21, 2000 (date of inception) to December 31, 2000 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the periods from April 21, 2000 (date of inception) to December 31, 2000 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the accompanying financial statements have been revised to reflect restricted cash and investments as non-current assets.

/S/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 21, 2003 (May 5, 2003 as to Note 14)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2002	2001
	(as revised—see Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$109,644	$39,268
Receivables, net	184	534
Inventories	212	284
Prepaid expenses	2,010	1,020

Total current assets	112,050	41,106
Restricted cash and investments	792,877	524
Property and equipment, net	420,496	337,467
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	60,159	—
Other assets	5,619	2,046

Total assets	$1,398,601	$388,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38	$35
Accounts and construction payable	10,208	2,077
Accrued interest	8,159	—
Accrued compensation and benefits	1,359	1,025
Accrued expenses and other current liabilities	888	885

Total current liabilities	20,652	4,022
Long-term debt	382,153	291

Total liabilities	402,805	4,313

Minority interest	4,183	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 78,972,511 and 39,403,891 shares issued and outstanding	790	394
Additional paid-in capital	1,065,649	412,178
Deferred compensation—restricted stock	(14,771)	—
Deficit accumulated from inception during the development stage	(60,055)	(28,342)

Total stockholders’ equity	991,613	384,230

Total liabilities and stockholders’ equity	$1,398,601	$388,543

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period from Inception to December 31, 2000	Period from Inception to December 31, 2002

Revenues:
Airplane	$629	$1,077	$87	$1,793
Art gallery	279	35	—	314
Retail	237	27	—	264
Water	14	18	—	32

Net revenues	1,159	1,157	87	2,403

Expenses:
Pre-opening costs	25,147	11,862	5,706	42,715
Depreciation and amortization	8,934	8,163	4,045	21,142
(Gain) / Loss on sale of assets	(21)	394	—	373
Selling, general and administrative	622	376	—	998
Facility closure expenses	—	373	1,206	1,579
Cost of water	59	40	—	99
Cost of retail sales	118	9	—	127
Loss from incidental operations	700	—	1,163	1,863

Total expenses	35,559	21,217	12,120	68,896

Operating loss	(34,400)	(20,060)	(12,033)	(66,493)

Other income (expense):
Interest expense, net	(1,897)	(28)	(17)	(1,942)
Interest income	3,718	2,362	1,434	7,514

	1,821	2,334	1,417	5,572

Minority interest	866	—	—	866

Net loss accumulated during the development stage	$(31,713)	$(17,726)	$(10,616)	$(60,055)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.68)	$(0.45)	$(0.28)	$(1.44)
Diluted	$(0.68)	$(0.45)	$(0.28)	$(1.44)
Weighted average common shares outstanding:
Basic	46,706	38,984	37,945	41,576
Diluted	46,706	38,984	37,945	41,576

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

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Period from Inception to December 31, 2000	Period from Inception to December 31, 2002
Cash flows from operating activities:
Net loss accumulated during the development stage	$(31,713)	$(17,726)	$(10,616)	$(60,055)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	8,934	8,163	4,045	21,142
Minority interest	(866)	—	—	(866)
Amortization of deferred compensation	134	—	—	134
(Gain) / Loss on sale of fixed assets	(21)	394	—	373
Incidental operations	1,971	3,611	1,198	6,780
Increase (decrease) in cash from changes in:
Receivables, net	350	477	6,970	7,797
Inventories and prepaid expenses	(918)	(95)	(48)	(1,061)
Accounts payable and accrued expenses	11,603	585	(8,986)	3,202

Total adjustments	21,187	13,135	3,179	37,501

Net cash used in operating activities	(10,526)	(4,591)	(7,437)	(22,554)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	(270,718)
Capital expenditures, net of construction payables	(66,077)	(29,082)	(55,641)	(150,800)
Restricted cash and investments	(792,353)	(524)		(792,877)
Other assets	(3,573)	(1,707)	(1,299)	(6,579)
Proceeds from sale of equipment	8,007	775	776	9,558

Net cash used in investing activities	(853,996)	(30,538)	(326,882)	(1,211,416)

Cash flows from financing activities:
Equity contributions	173,494	20,800	480,713	675,007
Equity distributions	—	—	(110,482)	(110,482)
Proceeds from issuance of common stock	491,844	—	—	491,844
Third party fees	(26,554)	(800)	(10,000)	(37,354)
Macau minority contributions	5,050	—	—	5,050
Proceeds from issuance of long-term debt	381,334	—	125,000	506,334
Principal payments of long-term debt	(28,535)	(32)	(125,018)	(153,585)
Deferred financing costs	(61,735)	—	(1,465)	(63,200)
Proceeds from issuance of related party loan	—	—	100,000	100,000
Principal payments of related party loan	—	—	(70,000)	(70,000)

Net cash provided by financing activities	934,898	19,968	388,748	1,343,614

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	70,376	(15,161)	54,429	109,644
Balance, beginning of period	39,268	54,429	—	—

Balance, end of period	$109,644	$39,268	$54,429	$109,644

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$1,443	$28	$17	$1,488
Advances and loans converted to contributed capital	$458	$—	$32,300	$32,758
Equipment purchases financed by debt	$28,500	$—	$—	$28,500
Due from related party reclassified to Water rights	$—	$6,400	$—	$6,400
Purchase accounting reduction of land for excess liabilities	$—	$1,400	$—	$1,400

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

Description of Assets	Allocated Fair Value
($ in Millions)
Land	$248
Buildings & Improvements	16
Personal Property	5
Receivables, net	1

Total Purchase Price	$270

Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the year ended December 31, 2001, and for the period from inception to December 31, 2000, the Company had no potentially dilutive securities. For all periods presented, the Company has recorded net losses. Accordingly, for the year ended, and the period from inception to, December 31, 2002, the assumed exercise of stock options was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at December 31, 2002 because to do so would have been anti-dilutive, totaled 1,328,061.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The Company does not anticipate that adoption of this statement on January 1, 2003, will have a material impact on its consolidated financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A fundamental conclusion reached by the FASB in this interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, however the disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result, the Company adopted the disclosure provisions of FIN No. 45 for its 2002 annual consolidated financial statements, which had no material impact. The Company will adopt the recognition and measurement provisions on January 1, 2003, and does not expect such adoption will have a material impact upon its consolidated financial position or results of operations.

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

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	2002	2001
12% Second Mortgage Notes, net of original issue discount of approximately $26.1 million, due November 1, 2010	$343,900	$—
$188.5 Million FF&E Facility	38,000	—
Note payable—Land Parcel	291	326

	382,191	326
Current portion of long-term debt	(38)	(35)

	$382,153	$291

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

$382,191

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). On October 25, 2002, the Company completed the initial public offering of 34,615,000 shares of its Common Stock at a $13 per share price. The Common Stock trades on the NASDAQ National Market under the symbol “WYNN”. Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, collectively purchased approximately 11,150,000 of these shares directly from the Company at $13—the same price the shares were offered to the public. Total proceeds of approximately $450 million were reduced by underwriting discounts and commissions of approximately $19.5 million and approximately $4.1 million in legal and professional expenses, for net proceeds to the Company of approximately $426.4 million, which will be used to finance construction of Le Rêve and to provide $40.0 million for the development of the Company’s concession in Macau.

On November 11, 2002, the underwriters to the initial public offering exercised a 3,219,173 share over-allotment option in full, resulting in additional net proceeds of approximately $38.9 million, net of underwriters discounts and commissions of approximately $2.9 million.

As of December 31, 2002, 78,972,511 shares of the Company’s Common Stock were issued and are outstanding. Except as otherwise provide by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $127,000, $181,000, $376,000 and $684,000 under such plans for the years ended December 31, 2002 and 2001, the period from inception to December 31, 2000, and for the period from inception to December 31, 2002, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

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

Macau

Wynn Macau has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest 4 billion patacas (approximately US $520 million as of December 31, 2002) in one or more casino projects in Macau by June 26, 2009 and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. After construction of Wynn Macau’s first casino resort, Wynn Macau intends to satisfy its remaining financial obligations under the concession agreement through the development of future phased expansions and, possibly, additional casino resorts.

The Company intends to invest at least $40 million of the net proceeds from the initial public offering in Wynn Macau as part of the financing of the Macau opportunity. The indirect minority investors in Wynn Macau have agreed to participate in this additional investment along with Wynn Resorts to the extent of their proportionate effective interests in Wynn Macau. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau has entered into a $574,000 pre-construction services agreement with a third-party joint venture for: (i) development of the Contractors Proposal, (ii) negotiation of the Contractor’s Proposal, and (iii) negotiation and execution of the construction contract and has begun preliminary discussions to arrange the additional financing, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau level or at the level of Wynn Macau’s intermediary holding companies. At the present time, Wynn Macau has not yet determined the amount of financing that will be required. If Wynn Resorts decides to raise additional equity at the Wynn Resorts level or at the Wynn Macau or intermediary holding company level to fund the Macau opportunity, its stockholders would suffer direct or indirect dilution of their interests. Wynn Macau currently has no commitments relating to any third party financing. Except for Wynn Resorts, the Company does not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other financing relating to the Le Rêve project.

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

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts). These separation payments are generally the base salary of the remaining term of the employment contract plus foregone bonuses and certain other payments. At December 31, 2002, the total contractual commitment under these employment contracts is approximately $42.4 million over the next five years.

Litigation

The Company is a defendant in various lawsuits relating to routine matters incidental to its business. As with all litigation, no assurance can be provided as to the outcome of the following matters. The Company also notes that litigation inherently involves significant costs.

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

Discovery in this case is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company may have to adjust its current plans for the construction of the Le Rêve golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION (as revised)

AS OF DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644
Receivables, net	—	12	166	6	—	184
Inventories	—	—	212	—	—	212
Prepaid expenses	344	93	1,518	55	—	2,010

Total current assets	79,578	7,613	718	24,141	—	112,050
Restricted cash and investments	—	742,605	23	50,249	—	792,877
Property and equipment, net	—	251,881	168,309	306	—	420,496
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	—	60,159	—	—	—	60,159
Investment in subsidiaries	593,212	11,925	551,868	—	(1,157,005)	—
Other assets	—	5,599	20	—	—	5,619
Intercompany balances	379,758	(454,927)	132,236	(57,067)	—	—

Total assets	$1,052,548	$625,855	$853,174	$24,029	$(1,157,005)	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$38	$—	$—	$38
Accounts and construction payable	9	3,099	6,974	126	—	10,208
Accrued interest	—	8,159	—	—	—	8,159
Accrued compensation and benefits	186	381	792	—	—	1,359
Accrued expenses and other	—	—	880	8	—	888

Total current liabilities	195	11,639	8,684	134	—	20,652
Long-term debt	—	381,900	253	—	—	382,153

Total liabilities	195	393,539	8,937	134	—	402,805

Minority interest	—	—	—	—	4,183	4,183

Commitments and contingencies

Stockholders’ equity:
Common stock	790	—	—	18	(18)	790
Additional paid-in capital	1,065,649	237,075	899,017	30,027	(1,166,119)	1,065,649
Deferred compensation—restricted stock	(4,895)	—	(9,876)	—	—	(14,771)
Deficit accumulated from inception during the development stage	(9,191)	(4,759)	(44,904)	(6,150)	4,949	(60,055)

Total stockholders’ equity	1,052,353	232,316	844,237	23,895	(1,161,188)	991,613

Total liabilities and stockholders’ equity	$1,052,548	$625,855	$853,174	$24,029	$(1,157,005)	$1,398,601

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2001

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$(49)	$39,317	$—	$—	$39,268
Receivables, net	—	—	527	7	—	534
Inventories	—	—	284	—	—	284
Prepaid expenses	—	—	1,020	—	—	1,020

Total current assets	—	(49)	41,148	7	—	41,106
Restricted cash and investments	—	500	24	—	—	524
Property and equipment, net	—	2	326,258	11,207	—	337,467
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Other assets	—	252	1,812	—	(18)	2,046
Intercompany balances	—	(2,498)	20,780	(18,282)	—	—

Total assets	$—	$(793)	$390,022	$(668)	$(18)	$388,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$35	$—	$—	$35
Accounts and construction payable	—	57	2,016	4	—	2,077
Accrued compensation and benefits	—	28	989	8	—	1,025
Accrued expenses and other	—	—	856	29	—	885

Total current liabilities	—	85	3,896	41	—	4,022
Long-term debt	—	—	291	—	—	291

Total liabilities	—	85	4,187	41	—	4,313

Commitments and contingencies

Stockholders’ equity:
Common stock	—	—	394	18	(18)	394
Additional paid-in capital	—	—	412,178	—	—	412,178
Deficit accumulated from inception during the development stage	—	(878)	(26,737)	(727)	—	(28,342)

Total stockholders’ equity	—	(878)	385,835	(709)	(18)	384,230

Total liabilities and stockholders’ equity	$—	$(793)	$390,022	$(668)	$(18)	$388,543

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$3,455	$—	$(2,826)	$629
Art gallery	—	—	279	—	—	279
Retail	—	—	237	—	—	237
Water	—	—	—	76	(62)	14

Total revenue	—	—	3,971	76	(2,888)	1,159

Expenses:
Pre-opening costs	5,278	4,536	13,088	4,963	(2,718)	25,147
Depreciation and amortization.	—	9	8,480	445	—	8,934
(Gain)/Loss on sale of assets	—	—	(90)	69	—	(21)
Selling, general and administrative	—	—	631	111	(120)	622
Cost of water	—	—	50	59	(50)	59
Cost of retail sales	—	—	118	—	—	118
Loss from incidental operations	—	91	609	—	—	700

Total expenses	5,278	4,636	22,886	5,647	(2,888)	35,559

Operating loss	(5,278)	(4,636)	(18,915)	(5,571)	—	(34,400)

Other income (expense):
Interest expense, net	—	(1,014)	(883)	—	—	(1,897)
Interest income	170	1,769	1,631	148	—	3,718
Equity in loss from Macau	(4,083)	—	—	—	4,083	—

Other income, net	(3,913)	755	748	148	4,083	1,821

Minority interest	—	—	—	—	866	866

Net loss accumulated during the development stage	$(9,191)	$(3,881)	$(18,167)	$(5,423)	$4,949	$(31,713)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2001

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$2,006	$—	$(929)	$1,077
Art gallery	—	—	35	—	—	35
Retail	—	—	27	—	—	27
Water	—	—	—	77	(59)	18

Total revenue	—	—	2,068	77	(988)	1,157

Expenses:
Pre-opening costs	—	878	12,772	(947)	(841)	11,862
Depreciation and amortization.	—	—	6,901	1,262	—	8,163
(Gain) / Loss on sale of assets.	—	—	394	—	—	394
Selling, general and administrative	—	—	129	267	(20)	376
Facility closure	—	—	373	—	—	373
Cost of water	—	—	—	167	(127)	40
Cost of retail sales	—	—	9	—	—	9

Total expenses	—	878	20,578	749	(988)	21,217

Operating loss	—	(878)	(18,510)	(672)	—	(20,060)

Other income (expense):
Interest expense, net	—	—	(28)	—	—	(28)
Interest income	—	—	2,362	—	—	2,362

Other income, net	—	—	2,334	—	—	2,334

Net loss accumulated during the development stage	$—	$(878)	$(16,176)	$(672)	$—	$(17,726)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2000

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$590	$—	$(503)	$87

Total revenue	—	—	590	—	(503)	87

Expenses:
Pre-opening costs	—	—	6,518	(309)	(503)	5,706
Depreciation and amortization.	—	—	3,681	364	—	4,045
Facility closure	—	—	1,206	—	—	1,206
Loss from incidental operations	—	—	1,163	—	—	1,163

Total expenses	—	—	12,568	55	(503)	12,120

Operating loss	—	—	(11,978)	(55)	—	(12,033)

Other income (expense):
Interest expense, net	—	—	(17)	—	—	(17)
Interest income	—	—	1,434	—	—	1,434

Other income, net	—	—	1,417	—	—	1,417

Net loss accumulated during the development stage	$—	$—	$(10,561)	$(55)	$—	$(10,616)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$6,051	$—	$(4,258)	$1,793
Art gallery	—	—	314	—	—	314
Retail	—	—	264	—	—	264
Water	—	—	—	153	(121)	32

Total revenue	—	—	6,629	153	(4,379)	2,403

Expenses:
Pre-opening costs	5,278	5,414	32,378	3,707	(4,062)	42,715
Depreciation and amortization.	—	9	19,062	2,071	—	21,142
(Gain)/Loss on sale of assets.	—	—	304	69	—	373
Selling, general and administrative	—	—	760	378	(140)	998
Facility closure expenses	—	—	1,579	—	—	1,579
Cost of water	—	—	50	226	(177)	99
Cost of retail sales	—	—	127	—	—	127
Loss from incidental operations	—	91	1,772	—	—	1,863

Total expenses	5,278	5,514	56,032	6,451	(4,379)	68,896

Operating loss	(5,278)	(5,514)	(49,403)	(6,298)	—	(66,493)

Other income (expense):
Interest expense, net	—	(1,014)	(928)	—	—	(1,942)
Interest income	170	1,769	5,427	148	—	7,514
Equity in loss from Macau	(4,083)	—	—	—	4,083	—

Other income, net	(3,913)	755	4,499	148	4,083	5,572

Minority interest	—	—	—	—	866	866

Net loss accumulated during the development stage	$(9,191)	$(4,759)	$(44,904)	$(6,150)	$4,949	$(60,055)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(9,191)	$(3,881)	$(18,167)	$(5,423)	$4,949	$(31,713)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization.	—	9	8,480	445	—	8,934
Minority interest	—	—	—	—	(866)	(866)
Amortization of deferred compensation	134	—	—	—	—	134
(Gain) / Loss on sale of fixed assets	—	—	(90)	69	—	(21)
Equity in loss from Macau	4,083	—	—	—	(4,083)	—
Incidental operations	—	—	1,971	—	—	1,971
Increase (decrease) in cash from changes in:
Receivables, net	—	(11)	361	—	—	350
Inventories and prepaid expenses	(344)	(94)	(426)	(54)	—	(918)
Accounts payable and accrued expenses	195	11,554	(239)	93	—	11,603

Total adjustments	4,068	11,458	10,057	553	(4,949)	21,187

Net cash used in operating activities	(5,123)	7,577	(8,110)	(4,870)	—	(10,526)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(31,693)	(34,133)	(251)		(66,077)
Restricted cash and Investments	—	(742,105)		(50,248)		(792,353)
Investment in subsidiaries	(597,295)	(11,925)	(551,867)	—	1,161,087	—
Other assets	—	(5,347)	1,792	—	(18)	(3,573)
Intercompany balances	(379,758)	234,376	103,877	41,505	—	—
Proceeds from sale of equipment	—	—	90	7,917	—	8,007

Net cash used in investing activities	(977,053)	(556,694)	(480,241)	(1,077)	1,161,069	(853,996)

Cash flows from financing activities:
Equity contributions	596,120	237,075	476,391	24,977	(1,161,069)	173,494
Proceeds from issuance of common stock	491,844	—	—	—	—	491,844
Third party fees	(26,554)	—	—	—	—	(26,554)
Macau minority contributions	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	—	381,334	—	—	—	381,334
Principal payments of long-term debt	—	—	(28,535)	—	—	(28,535)
Deferred financing costs	—	(61,735)	—	—	—	(61,735)

Net cash provided by financing activities	1,061,410	556,674	447,856	30,027	(1,161,069)	934,898

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79,234	7,557	(40,495)	24,080	—	70,376
Balance, beginning of period	—	(49)	39,317	—	—	39,268

Balance, end of period	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2001

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(878)	$(16,176)	$(672)	$—	$(17,726)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization.	—	—	6,901	1,262	—	8,163
(Gain)/Loss on sale of fixed assets	—	—	394	—	—	394
Incidental operations	—	—	3,611	—	—	3,611
Increase (decrease) in cash from changes in:
Receivables, net	—	—	484	(7)	—	477
Inventories and prepaid expenses	—	—	(118)	23	—	(95)
Accounts payable and accrued expenses	—	85	466	34	—	585

Total adjustments	—	85	11,738	1,312	—	13,135

Net cash used in operating activities	—	(793)	(4,438)	640	—	(4,591)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(2)	(29,057)	(23)	—	(29,082)
Restricted cash and Investments	—	(500)	(24)	—	—	(524)
Other assets	—	(1,252)	(491)	18	18	(1,707)
Intercompany balances	—	2,498	(11,860)	(655)	10,017	—
Proceeds from sale of equipment	—	—	775	—	—	775

Net cash used in investing activities	—	744	(40,657)	(660)	10,035	(30,538)

Cash flows from financing activities:
Equity contributions	—	—	20,800	—	—	20,800
Third party fee	—	—	(800)	—	—	(800)
Principal payments of long-term debt	—	—	(32)	—	—	(32)

Net cash provided by financing activities	—	—	19,968	—	—	19,968

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	(49)	(25,127)	(20)	10,035	(15,161)
Balance, beginning of period	—	—	64,444	20	(10,035)	54,429

Balance, end of period	$—	$(49)	$39,317	$—	$—	$39,268

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2000

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$—	$(10,561)	$(55)	$—	$(10,616)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization.	—	—	3,681	364	—	4,045
Incidental operations	—	—	1,198	—	—	1,198
Increase (decrease) in cash from changes in:						—
Receivables, net	—	—	6,970	—	—	6,970
Inventories and prepaid expenses	—	—	(25)	(23)	—	(48)
Accounts payable and accrued expenses	—	—	(8,993)	7	—	(8,986)

Total adjustments	—	—	2,831	348	—	3,179

Net cash used in operating activities	—	—	(7,730)	293	—	(7,437)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	(270,718)
Capital expenditures, net of construction payables	—	—	(45,605)	(10,036)	—	(55,641)
Other assets	—	—	(1,299)		—	(1,299)
Intercompany balances	—	—	272	(272)	—	—
Proceeds from sale of equipment	—	—	776	—	—	776

Net cash used in investing activities	—	—	(316,574)	(10,308)	—	(326,882)

Cash flows from financing activities:
Equity contributions	—	—	480,713	10,035	(10,035)	480,713
Equity distributions	—	—	(110,482)	—	—	(110,482)
Third party fee	—	—	(10,000)	—	—	(10,000)
Proceeds from issuance of long-term debt	—	—	125,000	—	—	125,000
Principal payments of long-term debt	—	—	(125,018)	—	—	(125,018)
Deferred financing costs	—	—	(1,465)	—	—	(1,465)
Proceeds from issuance of related party loan	—	—	100,000	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	(70,000)

Net cash provided by financing activities	—	—	388,748	10,035	(10,035)	388,748

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	—	64,444	20	(10,035)	54,429
Balance, beginning of period	—	—	—	—	—	—

Balance, end of period	$—	$—	$64,444	$20	$(10,035)	$54,429

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(9,191)	$(4,759)	$(44,904)	$(6,150)	$4,949	$(60,055)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization.	—	9	19,062	2,071	—	21,142
Minority interest	—	—	—	—	(866)	(866)
Amortization of deferred compensation	134	—	—	—	—	134
(Gain) / Loss on sale of fixed assets	—	—	304	69	—	373
Equity in loss from Macau	4,083	—	—	—	(4,083)	—
Incidental operations	—	—	6,780	—	—	6,780
Increase (decrease) in cash from changes in:
Receivables, net	—	(12)	7,815	(6)	—	7,797
Inventories and prepaid expenses	(344)	(93)	(569)	(55)	—	(1,061)
Accounts payable and accrued expenses	195	11,639	(8,766)	134	—	3,202

Total adjustments	4,068	11,543	24,626	2,213	(4,949)	37,501

Net cash used in operating activities	(5,123)	6,784	(20,278)	(3,937)	—	(22,554)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	(270,718)
Capital expenditures, net of construction payables	—	(31,695)	(108,796)	(10,309)	—	(150,800)
Restricted cash and Investments	—	(742,605)	(23)	(50,249)		(792,877)
Investment in subsidiaries	(597,295)	(11,925)	(551,867)	—	1,161,087	—
Other assets	—	(6,599)	2	18	—	(6,579)
Intercompany balances	(379,758)	236,874	92,289	40,578	10,017	—
Proceeds from sale of equipment	—	—	1,641	7,917	—	9,558

Net cash used in investing activities	(977,053)	(555,950)	(837,472)	(12,045)	1,171,104	(1,211,416)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	35,012	(1,171,104)	675,007
Equity distributions	—	—	(110,482)	—	—	(110,482)
Proceeds from issuance of common stock	491,844	—	—	—	—	491,844
Third party fees	(26,554)	—	(10,800)	—	—	(37,354)
Macau minority contributions	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	—	381,334	125,000	—	—	506,334
Principal payments of long-term debt	—	—	(153,585)	—	—	(153,585)
Deferred financing costs	—	(61,735)	(1,465)	—	—	(63,200)
Proceeds from issuance of related party loan	—	—	100,000	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	(70,000)

Net cash provided by financing activities	1,061,410	556,674	856,572	40,062	(1,171,104)	1,343,614

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79,234	7,508	(1,178)	24,080	—	109,644
Balance, beginning of period	—	—	—	—	—	—

Balance, end of period	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Information (Unaudited)

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

14.    Financial Statement Reclassification

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2002, it was determined that the Company’s restricted cash and restricted investments as of December 31, 2002, which are held for the payment of certain construction and development costs related to Le Reve under the Company’s debt instruments, should be excluded from a classification as current assets as previously reported. Accounting Research Bulletin No. 43 provides that the nature of current assets contemplates the exclusion from that classification of cash and investments which are restricted for the acquisition or construction of non-current assets. Accordingly, the restricted cash and restricted investment balances referred to above have been reclassified in the balance sheet as of December 31, 2002. In addition, the reclassification has been made to the consolidating balance sheet information as of December 31, 2002, included in Note 12—Consolidating Financial Information of Guarantors and Issuers. The reclassification had no effect on the previously reported total assets or net losses and no effect on the Company’s compliance with restrictive covenants.

A summary of the effects of the reclassification is as follows (amounts in thousands):

	As of December 31,
	2002 As Previously Classified	2002 As Reclassified
Restricted cash	$46,387	$—
Restricted investments	$746,490	$—
Total current assets	$904,927	$112,050
Restricted cash and investments	$—	$792,877
Total assets	$1,398,601	$1,398,601

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 13, 2003	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Stephen A. Wynn, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Wynn Resorts, Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

By:	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John Strzemp, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Wynn Resorts, Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:  May 13, 2003

By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)