Form 10-Q
period 2003-03-31
WYNN RESORTS LTD
filed 2003-05-15
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File No. 000-50028

WYNN RESORTS, LIMITED

(Exact name of Registrant as specified in its charter)

NEVADA	46-0484987
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3145 Las Vegas Boulevard South—Las Vegas, Nevada 89109

(Address of principal executive office) (Zip Code)

(702) 733-4444

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2003
Common stock, $0.01 par value	79,351,957

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$107,410	$109,644
Receivables, net	154	184
Inventories	219	212
Prepaid expenses	2,188	2,010

Total current assets	109,971	112,050
Restricted cash and investments	743,613	792,877
Property and equipment, net	487,815	420,496
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	57,893	60,159
Other assets	6,331	5,619

Total assets	$1,413,023	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39	$38
Accounts and construction payables	20,555	10,208
Accrued interest	19,320	8,159
Accrued compensation and benefits	2,124	1,359
Accrued expenses and other current liabilities	933	888

Total current liabilities	42,971	20,652
Long-term debt	382,964	382,153

Total liabilities	425,935	402,805

Minority interest	3,102	4,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 78,972,511 shares issued and outstanding	790	790
Additional paid-in capital	1,065,649	1,065,649
Deferred compensation—restricted stock	(13,392)	(14,771)
Deficit accumulated from inception during the development stage	(69,061)	(60,055)

Total stockholders’ equity	983,986	991,613

Total liabilities and stockholders’ equity	$1,413,023	$1,398,601

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		From Inception to March 31,
	2003	2002	2003
Revenues:
Airplane	$50	$474	$1,843
Art gallery	72	65	386
Retail	69	48	333
Water	2	2	34

Net revenues	193	589	2,596

Expenses:
Pre-opening costs	8,941	2,680	51,656
Depreciation and amortization	2,173	2,440	23,315
(Gain) / Loss on sale of assets	(5)	95	368
Selling, general and administrative	101	138	1,099
Facility closure expenses	—	—	1,579
Cost of water	21	17	120
Cost of retail sales	39	30	166
Loss from incidental operations	239	75	2,102

Total expenses	11,509	5,475	80,405

Operating loss	(11,316)	(4,886)	(77,809)

Other income (expense):
Interest expense, net	(1,650)	(169)	(3,592)
Interest income	2,879	163	10,393

Other income (expense), net	1,229	(6)	6,801

Minority interest	1,081	—	1,947

Net loss accumulated during the development stage	$(9,006)	$(4,892)	$(69,061)

Basic and diluted earnings per common share:
Net income:
Basic	$(0.12)	$(0.12)	$(1.55)
Diluted	$(0.12)	$(0.12)	$(1.55)
Weighted average common shares outstanding:
Basic	77,834	39,404	44,612
Diluted	77,834	39,404	44,612

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,		From Inception to March 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss accumulated during the development stage	$(9,006)	$(4,892)	$(69,061)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	2,173	2,440	23,315
Minority interest	(1,081)	—	(1,947)
Amortization of deferred compensation	586	—	720
(Gain) / loss on sale of assets	(5)	95	368
Incidental operations	—	820	6,780
Increase (decrease) in cash from changes in:
Receivables, net	30	(412)	7,827
Inventories and prepaid expenses	(185)	57	(1,246)
Accounts payable and accrued expenses	(1,739)	470	1,463

Total adjustments	(221)	3,470	37,280

Net cash used in operating activities	(9,227)	(1,422)	(31,781)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(41,555)	(18,469)	(192,355)
Restricted cash and investments	49,264	(1,787)	(743,613)
Other assets	(712)	(1,087)	(7,291)
Proceeds from sale of equipment	5	8,007	9,563

Net cash provided by (used in) investing activities	7,002	(13,336)	(1,204,414)

Cash flows from financing activities:
Equity contributions	—	—	675,007
Equity distributions	—	—	(110,482)
Proceeds from issuance of common stock	—	—	491,844
Third party fees	—	—	(37,354)
Macau minority contributions	—	—	5,050
Proceeds from issuance of long-term debt	—	—	506,334
Principal payments of long-term debt	(9)	(8)	(153,594)
Payment of deferred financing costs	—	—	(63,200)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash (used in) provided by financing activities	(9)	(8)	1,343,605

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(2,234)	(14,766)	107,410
Balance, beginning of period	109,644	39,268	—

Balance, end of period	$107,410	$24,502	$107,410

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries (where applicable), “Wynn Resorts” or the “Company”), was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project in Las Vegas named “Le Rêve.”

In June 2000, Valvino purchased the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino closed the operations of the Desert Inn hotel and casino after approximately ten weeks to focus on the design and development of Le Rêve, and has demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Le Rêve on the Desert Inn site. The remaining Desert Inn structures have been converted into offices and will continue to be used as offices at least through the completion of constructing Le Rêve. Valvino continued to operate the Desert Inn golf course until Summer 2002.

In June 2002, Valvino, through its majority owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau the right to construct and operate one or more casino gaming properties in Macau.

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests in Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. Hereafter, all references to “Wynn Resorts”, or the “Company” refer to Wynn Resorts and its subsidiaries, or Valvino and its subsidiaries, as its predecessor company.

On October 25, 2002, the Company completed the initial public offering of its common stock at $13 per share and concurrently issued $370 million aggregate principal amount of 12% second mortgage notes (the “Notes”) and obtained commitments for a $750 million senior secured revolving credit facility, a $250 million delay draw senior secured term loan facility and a $188.5 million FF&E facility. These funds are being, and will continue to be, used to fund construction of Le Rêve and to provide at least $40 million for investment in Wynn Macau in addition to the $23.8 million already invested in Wynn Macau.

On November 11, 2002, the underwriters to the initial public offering exercised in full a 3,219,173 share overallotment option, resulting in additional net proceeds of approximately $38.9 million, net of the underwriting discounts and commissions of approximately $2.9 million.

The Company’s efforts have been devoted principally to: (i) through its subsidiaries Wynn Las Vegas, LLC (dba Le Rêve) and Wynn Design & Development, LLC, the design, development, financing and construction of a new resort casino/hotel project in Las Vegas named “Le Rêve” and (ii) the design and pre-construction efforts related to the anticipated project in Macau made possible by the Company’s concession agreement with the government of Macau.

The financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC, which comprise principally the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. The Company also operates an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal art collection of Stephen A. and Elaine Wynn.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

As a development stage company, the Company has spent significant amounts of money in connection with its development activities, primarily in the acquisition of land and other assets, in the design, development, financing and construction of Le Rêve, and in obtaining the concession in Macau. The Company has not commenced principal operations and therefore revenues are not significant. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to March 31, 2003. Management expects these losses to continue until planned principal operations have commenced. However, as a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in both the construction and development phases and in operating gaming facilities, including, but not limited to, receiving the appropriate permits for particular construction activities, securing a Nevada state gaming license for the ownership and operation of Le Rêve, maintaining ongoing suitability requirements in Nevada and Macau, as well as fulfilling the requirements of Macau’s largely untested regulatory framework, which the Company believes is currently inadequate. The completion of the Le Rêve and Macau projects is dependent upon compliance with these rules and regulations. Management anticipates Le Rêve will cost approximately $2.4 billion to design and construct, including the cost of 212 acres of land, capitalized interest, pre-opening expenses and financing fees. In addition, the Company is currently obligated to invest at least 4 billion patacas (equivalent to approximately US $515.6 million at the March 31, 2003 rate of exchange) in Macau by June 2009.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Direct and indirect subsidiaries of the Company include Valvino, Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Wynn Las Vegas, LLC; Wynn Completion Guarantor, LLC; Wynn Las Vegas Capital Corp.; World Travel, LLC; Las Vegas Jet, LLC; Rambas Marketing Company, LLC; Palo, LLC; Toasty, LLC; Worldwide Wynn, LLC; Kevyn, LLC; Desert Inn Water Company, LLC; Desert Inn Improvement Company; Wynn Group Asia, Inc.; Wynn Resorts International, Ltd.; Wynn Resorts (Macau) Holdings, Ltd.; Wynn Resorts (Macau), Limited; and Wynn Macau. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K, as amended.

2.    Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the quarter ended March 31, 2002, the Company had no potentially dilutive securities and for all periods presented, the Company has recorded net losses. Accordingly, for the quarter ended March 31, 2003, and for the period from inception to, March 31, 2003, the assumed exercise of stock options was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at March 31, 2003 because to do so would have been anti-dilutive, totaled 2,358,061.

3.    Employee Stock-Based Compensation

As of March 31, 2003, the Company has a stock-based employee compensation plan to provide stock compensation arrangements for directors, officers and key employees. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands).

	Quarter Ended March 31, 2003	Period from Inception to March 31, 2003
Net loss as reported	$(9,006)	$(69,061)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(84)	(393)

Proforma net loss	$(9,090)	$(69,454)

Basic and diluted loss per share:
As reported	$(0.12)	$(1.55)

Proforma	$(0.12)	$(1.56)

4.    Supplemental Disclosure of Cash Flow Information

Cash paid for interest for the quarters ended March 31, 2003 and 2002 and for the period from inception to March 31, 2003 totaled approximately $1.1 million, $83,000 and $2.6 million, respectively, net of amounts capitalized of $19.8 million, $0, and $39.6 million, respectively.

Equipment purchases financed by debt totaled $28.5 million for the period from inception to March 31, 2003.

Advances and loans converted to contributed capital amounted to $32.8 million for period from inception to March 31, 2003.

During the period from inception to March 31, 2003, the Company acquired the Desert Inn Water Company, LLC and $6.4 million of receivables originally recorded as due from a related party on the balance sheet, were reclassified as water rights owned by the Company.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the period from inception to March 31, 2003, the Company reduced the value of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Desert Inn Resort & Casino purchase.

5.    Related Party Transactions

Prior to August 2002, the Company periodically incurred costs on behalf of Mr. Wynn and certain other officers of the Company, including costs with respect to personal use of the corporate aircraft. These balances were settled at regular intervals, usually monthly. The last outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn and other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At March 31, 2003 and December 31, 2002, the Company’s net liability to Mr. Wynn and other officers was approximately $80,000 and $35,000, respectively.

The Company previously leased the Wynn Collection from Mr. and Mrs. Wynn at a monthly rate equal to the gross revenue received by the gallery each month, less direct expenses, subject to a monthly cap. In August 2002, the lease terms were amended. Under the new terms, one-half of the net income, if any, of the gallery is retained by the Company. If the gallery incurs a net loss, Mr. and Mrs. Wynn have agreed to reimburse the Company to the extent of that loss. The Company did not make any lease payments during the period from inception to March 31, 2003.

The Company also leases office space in Macau from a minority shareholder on a month-to-month basis for approximately $5,500 per month.

6.    Property and Equipment

Property and equipment as of March 31, 2003 and December 31, 2002, consist of the following (amounts in thousands):

	2003	2002
Land	$288,422	$288,422
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Airplane	38,000	38,000
Furniture, fixtures and equipment	4,325	4,192
Construction in progress	159,549	90,189

	507,216	437,723
Less: accumulated depreciation	(19,401)	(17,227)

	$487,815	$420,496

Construction in progress includes interest and other costs capitalized in conjunction with the Le Rêve project.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Long-Term Debt

Long-term debt as of March 31, 2003 and December 31, 2002, consists of the following (amounts in thousands):

	2003	2002
12% Second Mortgage Notes, net of original issue discount of approximately $25.3 million, due November 1, 2010; effective interest at approximately 12.9%	$344,721	$343,900
$188.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.3% and 5.4%, respectively)	38,000	38,000
Note payable—Land Parcel; at 8%	282	291

	383,003	382,191
Current portion of long-term debt	(39)	(38)

	$382,964	$382,153

8.    Commitments and Contingencies

Construction Contracts

The Company entered into an agreement with a construction contractor for guaranteed maximum price construction services, effective as of June 4, 2002, and amended by Change Order No. 1, effective as of August 12, 2002 (as amended, the “Construction Agreement”). The Construction Agreement covers approximately $919.3 million of the approximate $1.4 billion budgeted cost to construct Le Rêve, subject to increases based on, among other items, changes in the scope of the work. The Construction Agreement provides that the guaranteed maximum price will be increased and the deadline for the completion of construction extended on account of certain circumstances. The guaranteed maximum price also provides for an “owner contingency” of approximately $7.6 million to cover various items, including delays and scope changes resulting from the Company’s actions.

Effective June 6, 2002, the Company also entered into an agreement with a construction contractor for the design and construction of a parking structure for a maximum cost of $9.9 million, subject to specified exceptions. In addition, effective February 18, 2003 the Company entered into an agreement with a construction contractor for the construction of the golf course for a maximum cost of $16.6 million. Other construction contracts and committed construction purchase orders at March 31, 2003, totaled approximately $137 million. As a result, a total of approximately $1.1 billion has been committed to the construction of Le Rêve as of March 31, 2003. Of this amount, approximately $114 million has been spent through March 31, 2003. Future committed costs at March 31, 2003, under the Le Rêve construction contracts, therefore, total approximately $968.8 million.

Macau

Wynn Macau has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest 4 billion patacas (approximately US $515.6 million as of March 31, 2003) in one or more casino projects in Macau by June 26, 2009 and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company intends to invest additional capital in Wynn Macau as part of the financing of the Macau opportunity including using a portion of the net proceeds it received from its initial public offering (including as a result of the exercise of the overallotment option in connection therewith). The minority investors in Wynn Macau have agreed to participate in this additional investment along with Wynn Resorts to the extent of their proportionate effective interests in Wynn Macau. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau has entered into a pre-construction services agreement with a third-party joint venture for the preparation and submission of a general contractor’s proposal for its first casino resort by such third-party joint venture to design and construct a casino resort in Macau, has obtained the services of architects and designers, and has begun preliminary discussions to arrange the additional financing, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau level or at the level of Wynn Macau’s intermediary holding companies. At the present time, Wynn Macau has not yet determined the amount of financing that will be required. If Wynn Resorts decides to raise additional equity at the Wynn Resorts level or at the Wynn Macau or intermediary holding company level to fund the Macau opportunity, its stockholders would suffer direct or indirect dilution of their interests. Wynn Macau currently has no commitments relating to any third party financing. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Le Rêve project.

In compliance with the Macau concession agreement, Wynn Macau has obtained an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount of 700 million patacas (approximately US $90.2 million as of March 31, 2003) for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $38.7 million as of March 31, 2003) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Entertainment Services

The Company has entered into long-term agreements with a creative production company and its affiliated production services company for the licensing, creation, development and executive production of Le Rêve’s anticipated water-based entertainment production (the “Show”), whereby the Company is required to pay certain up-front creation and licensing fees, pay production costs and, upon opening of the production, pay a royalty of 10% of net ticket revenues and retail sales and 50% of the Show and retail profits with the production company as calculated in accordance with the terms of the agreements. The terms of each of the agreements is ten years after the opening date of the Show, which will coincide with the opening of Le Rêve, with five-year renewal options.

The Company also has an option with respect to the development of a second production for Le Rêve or for another project, which will require the payment of an additional $1 million to exercise.

At March 31, 2003 and December 31, 2002, other assets include $5.5 million and $4.8 million respectively, of amounts paid for creation and development costs in conjunction with the agreement.

Self-insurance

The Company is self-insured for medical and workers’ compensation up to a maximum of $40,000 per year for each insured person under the medical plan and $250,000 for each workers’ compensation claim.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms, typically specify a base salary, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to an individually negotiated separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

Wynn Resorts, Limited is a defendant in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters. We also note that litigation inherently involves significant costs.

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

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the conditions, covenants and restrictions recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, Valvino filed an action seeking damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino’s subsidiaries that now own the golf course land and several of the residential lots have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for October 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul-de-sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-sac, and has relandscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Le Rêve utilities in Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs. Finally, the plaintiffs sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. However, the Nevada Supreme Court reversed this ruling on appeal, and vacated the injunction.

Discovery is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, we may have to adjust our current plans for the construction of the Le Rêve golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

Several of the remaining homeowners have also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Commission’s approval of Valvino’s application for a use permit, and a related roadway dedication agreement between Clark County and Valvino. Valvino is not a party to this action, but is required as a condition of the dedication agreement to defend and indemnify Clark County. The other action concerns the Clark County Commission’s approval of Valvino’s application for design review of a maintenance facility that Valvino intends to build on the perimeter of the golf course property. Valvino and Wynn Resorts, Limited are parties to this action. Both of these actions are in the initial stages of litigation. Valvino intends to vigorously contest the homeowners’ claims.

9.    Subsequent Events

Stock-based Compensation

Effective April 1, 2003, the Company granted to its President, 189,723 shares of the Company’s common stock, which are restricted until June 2005 at which time the shares become fully vested. The market value of the stock on the effective date of grant was $14.91 per share. As a result, the grant is valued at approximately $2.8 million, which will be amortized to compensation expense over the vesting period. The Company also granted approximately 200,000 additional nonqualified stock options, which will be recorded under the intrinsic value method in accordance with Company policy and as permitted under SFAS No. 148.

10.    Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp (the “Issuers”) of the Notes, the guarantors (other than Wynn Resorts) and non-guarantors as of March 31, 2003 and December 31, 2002, for the three-month periods ended March 31, 2003 and 2002 and for the period from inception to March 31, 2003.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantors of the Notes (other than Wynn Resorts) are Valvino, Wynn Design & Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, World Travel, LLC and Las Vegas Jet, LLC. In October 2002, Valvino transferred certain of its assets, including its equity interests in certain of its subsidiaries such as Wynn Group Asia, Inc.; Kevyn, LLC; Rambas Marketing Co., LLC; Toasty, LLC and World Wide Wynn, LLC which do not guarantee the Notes, to Wynn Resorts. In addition, Valvino transferred certain of its assets, including its equity interests in Las Vegas Jet, LLC and World Travel, LLC directly to Wynn Las Vegas. Because these transfers were between entities under common control, in accordance with SFAS No. 141, “Business Combinations,” the assets and liabilities of the entities acquired have been recorded by the acquiring subsidiary at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,535	$7,317	$(1,427)	$21,985	$—	$107,410
Receivables, net	—	—	150	4	—	154
Inventories	—	—	219	—	—	219
Prepaid expenses	617	151	1,365	55	—	2,188

Total current assets	80,152	7,468	307	22,044	—	109,971
Restricted cash and investments	—	693,169	23	50,421	—	743,613
Property and equipment, net	80	320,028	166,183	1,524	—	487,815
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	—	57,893	—	—	—	57,893
Investment in subsidiaries	588,114	11,925	551,868	—	(1,151,907)	—
Other assets	—	6,224	7	100	—	6,331
Intercompany balances	381,092	(464,563)	145,680	(62,209)	—	—

Total assets	$1,049,438	$633,144	$864,068	$18,280	$(1,151,907)	$1,413,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$39	$—	$—	$39
Accounts and construction payable	59	124	19,996	376	—	20,555
Accrued interest	—	19,320	—	—	—	19,320
Accrued compensation and benefits	356	857	897	14	—	2,124
Accrued expenses and other	—	—	925	8	—	933

Total current liabilities	415	20,301	21,857	398	—	42,971
Long-term debt	—	382,721	243	—	—	382,964

Total liabilities	415	403,022	22,100	398	—	425,935

Minority interest	—	—	—	—	3,102	3,102

Commitments and contingencies

Stockholders’ equity:
Common stock	790	—	—	18	(18)	790
Additional paid-in capital	1,065,649	237,075	899,017	30,027	(1,166,119)	1,065,649
Deferred compensation—restricted stock	(4,309)	—	(9,083)	—	—	(13,392)
Deficit accumulated from inception during the development stage	(13,107)	(6,953)	(47,966)	(12,163)	11,128	(69,061)

Total stockholders’ equity	1,049,023	230,122	841,968	17,882	(1,155,009)	983,986

Total liabilities and stockholders’ equity	$1,049,438	$633,144	$864,068	$18,280	$(1,151,907)	$1,413,023

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2002

(amounts in thousands)

(unaudited)

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$873	$—	$(823)	$50
Art gallery	—	—	72	—	—	72
Retail	—	—	69	—	—	69
Royalty	4,567	—	—	—	(4,567)	—
Water	—	—	—	17	(15)	2

Total revenues	4,567	—	1,014	17	(5,405)	193

Expenses:
Pre-opening costs	3,632	2,922	1,567	1,616	(796)	8,941
Depreciation and amortization	—	10	2,163	—	—	2,173
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Selling, general and administrative	—	—	131	4,567	(4,597)	101
Facility closure expenses	—	—	—	—	—	—
Cost of water	—	—	12	21	(12)	21
Cost of retail sales	—	—	39	—	—	39
Loss from incidental operations	—	76	163	—	—	239

Total expenses	3,632	3,008	4,070	6,204	(5,405)	11,509

Operating income (loss)	935	(3,008)	(3,056)	(6,187)	—	(11,316)

Other income (expense):
Interest expense, net	—	(1,644)	(6)	—	—	(1,650)
Interest income	247	2,458	—	174	—	2,879
Equity in loss from Macau	(5,098)	—	—	—	5,098	—

Other income (expense), net	(4,851)	814	(6)	174	5,098	1,229

Minority interest	—	—	—	—	1,081	1,081

Net loss accumulated during the development stage	$(3,916)	$(2,194)	$(3,062)	$(6,013)	$6,179	$(9,006)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2002

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$685	$—	$(211)	$474
Art gallery	—	—	65	—	—	65
Retail	—	—	48	—	—	48
Water	—	—	—	17	(15)	2

Total revenues	—	—	798	17	(226)	589

Expenses:
Pre-opening costs	—	376	2,534	(46)	(184)	2,680
Depreciation and amortization	—	—	1,995	445	—	2,440
(Gain) / Loss on sale of assets	—	—	26	69	—	95
Selling, general and administrative	—	—	115	53	(30)	138
Cost of water	—	—	12	17	(12)	17
Cost of retail sales	—	—	30	—	—	30
Loss from incidental operations	—	—	75	—	—	75

Total expenses	—	376	4,787	538	(226)	5,475

Operating loss	—	(376)	(3,989)	(521)	—	(4,886)

Other income (expense):
Interest expense, net	—	—	(169)	—	—	(169)
Interest income	—	—	163	—	—	163

Other income (expense), net	—	—	(6)	—	—	(6)

Minority interest	—	—	—	—	—	—

Net loss accumulated during the development stage	$—	$(376)	$(3,995)	$(521)	$—	$(4,892)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO MARCH 31, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$6,924	$—	$(5,081)	$1,843
Art gallery	—	—	386	—	—	386
Retail	—	—	333	—	—	333
Royalty	4,567	—	—	—	(4,567)	—
Water	—	—	—	170	(136)	34

Total revenues	4,567	—	7,643	170	(9,784)	2,596

Expenses:
Pre-opening costs	8,910	8,336	33,945	5,323	(4,858)	51,656
Depreciation and amortization	—	19	21,225	2,071	—	23,315
(Gain) / Loss on sale of assets	—	—	299	69	—	368
Selling, general and administrative	—	—	891	4,945	(4,737)	1,099
Facility closure expenses	—	—	1,579	—	—	1,579
Cost of water	—	—	62	247	(189)	120
Cost of retail sales	—	—	166	—	—	166
Loss from incidental operations	—	167	1,935	—	—	2,102

Total expenses	8,910	8,522	60,102	12,655	(9,784)	80,405

Operating loss	(4,343)	(8,522)	(52,459)	(12,485)	—	(77,809)

Other income (expense):
Interest expense, net	—	(2,658)	(934)	—	—	(3,592)
Interest income	417	4,227	5,427	322	—	10,393
Equity in loss from Macau	(9,181)	—	—	—	9,181	—

Other income (expense), net	(8,764)	1,569	4,493	322	9,181	6,801

Minority interest	—	—	—	—	1,947	1,947

Net loss accumulated during the development stage	$(13,107)	$(6,953)	$(47,966)	$(12,163)	$11,128	$(69,061)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(3,916)	$(2,194)	$(3,062)	$(6,013)	$6,179	$(9,006)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	—	10	2,163	—	—	2,173
Minority interest	—	—	—	—	(1,081)	(1,081)
Amortization of deferred compensation	586	—	—	—	—	586
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Equity in loss from Macau	5,098	—	—	—	(5,098)	—
Increase (decrease) in cash from changes in:
Receivables, net	—	12	16	2	—	30
Inventories and prepaid expenses	(273)	(58)	146	—	—	(185)
Accounts payable and accrued expenses	220	(2,441)	218	264	—	(1,739)

Total adjustments	5,631	(2,477)	2,538	266	(6,179)	(221)

Net cash provided by (used in) operating activities	1,715	(4,671)	(524)	(5,747)	—	(9,227)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(80)	(40,220)	(37)	(1,218)	—	(41,555)
Restricted cash and Investments	—	49,436	—	(172)	—	49,264
Other assets	—	(625)	13	(100)	—	(712)
Intercompany balances	(1,334)	(4,111)	303	5,142	—	—
Proceeds from sale of equipment	—	—	5	—	—	5

Net cash used in investing activities	(1,414)	4,480	284	3,652	—	7,002

Cash flows from financing activities:
Principal payments of long-term debt	—	—	(9)	—	—	(9)

Net cash provided by financing activities	—	—	(9)	—	—	(9)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	301	(191)	(249)	(2,095)	—	(2,234)
Balance, beginning of period	79,234	7,508	(1,178)	24,080	—	109,644

Balance, end of period	$79,535	$7,317	$(1,427)	$21,985	$—	$107,410

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2002

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(376)	$(3,995)	$(521)	$—	$(4,892)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	1,995	445	—	2,440
(Gain) / Loss on sale of assets	—	—	26	69	—	95
Incidental operations	—	—	820	—	—	820
Increase (decrease) in cash from changes in:
Receivables, net	—	—	(412)	—	—	(412)
Inventories and prepaid expenses	—	(9)	66	—	—	57
Accounts payable and accrued expenses	—	(10)	459	21	—	470

Total adjustments	—	(19)	2,954	535	—	3,470

Net cash provided by (used in) operating activities	—	(395)	(1,041)	14	—	(1,422)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(422)	(17,956)	(91)	—	(18,469)
Restricted cash and Investments	—	(1,788)	1	—	—	(1,787)
Other assets	—	(588)	(499)	—	—	(1,087)
Intercompany balances	—	3,242	4,688	(7,930)	—	—
Proceeds from sale of equipment	—	—	—	8,007	—	8,007

Net cash provided by (used in) investing activities	—	444	(13,766)	(14)	—	(13,336)

Cash flows from financing activities:
Principal payments of long-term debt	—	—	(8)	—	—	(8)

Net cash provided by financing activities	—	—	(8)	—	—	(8)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	49	(14,815)	—	—	(14,766)
Balance, beginning of period	—	(49)	39,317	—	—	39,268

Balance, end of period	$—	$—	$24,502	$—	$—	$24,502

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO MARCH 31, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(13,107)	$(6,953)	$(47,966)	$(12,163)	$11,128	$(69,061)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19	21,225	2,071	—	23,315
Minority interest	—	—	—	—	(1,947)	(1,947)
Amortization of deferred compensation	720	—	—	—	—	720
(Gain) / Loss on sale of assets	—	—	299	69	—	368
Equity in loss from Macau	9,181	—	—	—	(9,181)	—
Incidental operations	—	—	6,780	—	—	6,780
Increase (decrease) in cash from changes in:
Receivables, net	—	1	7,831	(5)	—	7,827
Inventories and prepaid expenses	(617)	(152)	(423)	(54)	—	(1,246)
Accounts payable and accrued expenses	415	9,198	(8,548)	398	—	1,463

Total adjustments	9,699	9,066	27,164	2,479	(11,128)	37,280

Net cash provided by (used in) operating activities	(3,408)	2,113	(20,802)	(9,684)	—	(31,781)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	(270,718)
Capital expenditures, net of construction payables	(80)	(71,915)	(108,832)	(11,528)	—	(192,355)
Restricted cash and Investments	—	(693,169)	(24)	(50,420)	—	(743,613)
Investment in subsidiaries	(597,295)	(11,925)	(551,867)	—	1,161,087	—
Other assets	—	(7,224)	15	(82)	—	(7,291)
Intercompany balances	(381,092)	232,763	92,592	45,720	10,017	—
Proceeds from sale of equipment	—	—	1,646	7,917	—	9,563

Net cash used in investing activities	(978,467)	(551,470)	(837,188)	(8,393)	1,171,104	(1,204,414)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	35,012	(1,171,104)	675,007
Equity distributions	—	—	(110,482)	—	—	(110,482)
Proceeds from issuance of common stock	491,844	—	—	—	—	491,844
Third party fees	(26,554)	—	(10,800)	—	—	(37,354)
Macau minority contributions	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	—	381,334	125,000	—	—	506,334
Principal payments of long-term debt	—	—	(153,594)	—	—	(153,594)
Deferred financing costs	—	(61,735)	(1,465)	—	—	(63,200)
Proceeds from issuance of related party loan	—	—	100,000	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	(70,000)

Net cash provided by financing activities	1,061,410	556,674	856,563	40,062	(1,171,104)	1,343,605

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79,535	7,317	(1,427)	21,985	—	107,410
Balance, beginning of period	—	—	—	—	—	—

Balance, end of period	$79,535	$7,317	$(1,427)	$21,985	$—	$107,410

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Forward-Looking Statements” below.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax laws and regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to competition in the casino/hotel and resorts industry, doing business in foreign locations such as Macau (including the risks associated with Macau’s new and largely untested gaming regulatory framework), new development and construction activities of competitors, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of casino spending and vacationing, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that Severe Acute Respiratory Syndrome will have on the travel and leisure industry and the consequences of the war in Iraq and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries (where applicable), “Wynn Resorts” or the “Company”, and which may also be referred to as “we”, “us” or “our”) was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project named “Le Rêve.”

In June 2000, Valvino purchased the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino closed the operations of the hotel and casino after approximately ten weeks to focus on the design and development of Le Rêve on the Desert Inn site, and demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Le Rêve. The remaining Desert Inn structures have been converted into offices and will continue to be used as offices at least through the completion of constructing Le Rêve. Valvino continued to operate the Desert Inn golf course until Summer 2002.

In June 2002, Valvino, through its majority owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau”), entered into a concession agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau the right to construct and operate one or more casino gaming properties in Macau.

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests in Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. Hereafter, all references to the “Company” refer to Wynn Resorts and its subsidiaries, or Valvino and its subsidiaries as its predecessor company.

On October 25, 2002, the Company completed the initial public offering of its common stock at $13 per share and concurrently issued $370 million aggregate principal amount of 12% second mortgage notes (the “Notes”) and obtained commitments for a $750 million senior secured revolving credit facility, a $250 million delay draw senior secured term loan facility and a $188.5 million FF&E facility. These funds are being, and will continue to be, used to fund construction of Le Rêve and to provide at least $40 million for investment in Wynn Macau in addition to the $23.8 million already invested in Wynn Macau.

On November 11, 2002, the underwriters to the initial public offering exercised in full a 3,219,173 share overallotment option, resulting in additional net proceeds of approximately $38.9 million, net of the underwriting discounts and commissions of approximately $2.9 million.

Our efforts have been devoted principally to: (i) the design, development, financing and construction of Le Rêve, (ii) the design and pre-construction efforts related to the anticipated project in Macau made possible by our concession agreement with the government of Macau. The financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC, which comprise principally the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. We also continue to operate an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal collection of Stephen A. and Elaine Wynn.

Development and Construction Activities

Our activities have included arranging the design, development, construction and financing of Le Rêve and applying for certain permits, licenses and approvals necessary for the development and operation of Le Rêve. We are constructing and plan to operate Le Rêve as part of a world-class destination casino resort which, together with the new golf course located behind the hotel, will occupy approximately 192 acres of a 212-acre parcel of land on the Las Vegas Strip in Las Vegas, Nevada. Construction of Le Rêve began with groundbreaking in October 2002 and we expect Le Rêve to commence operations in April 2005. The Company is subject to a number of uncertainties relating to the development of the Le Rêve project, including, but not limited to, the timing of the construction and changes in the guaranteed maximum price under the construction contract due to delays or certain other issues. Construction projects of this nature entail significant risks, and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delays and construction change orders may occur. Such delays or change orders could have a material adverse affect on our liquidity and operations. Le Rêve also will be required to obtain a state gaming license and county gaming and liquor license before it is able to fully commence operations.

On June 24, 2002, Wynn Macau entered into a 20-year concession agreement with the government of Macau granting Wynn Macau the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest no less than a total of 4 billion patacas (approximately US $515.6 million at the March 31, 2003 exchange rate) in Macau-related projects by June 26, 2009, and to commence operations of its first permanent casino resort in Macau no later than December 2006. The Company is subject to a number of uncertainties relating to the development of the Macau project, including risks associated with doing business in foreign locations such as Macau and risks associated with Macau’s new and largely untested gaming regulatory framework. If Wynn Macau does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. We have begun to assemble a management team specifically for our Macau concession project. Wynn Macau has entered into a pre-construction services agreement with a third-party joint venture to design and construct a casino resort in Macau. In response to a question posed at the Company’s Annual Stockholders’ Meeting on May 13, 2003, the Company indicated that it anticipated selecting a contractor for the Macau project within two or three days. While the Company is in negotiation with two major international construction firms, the selection process, and the negotiation of definitive construction contracts, will require additional time. However, Wynn Macau will not begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: obtaining sufficient financing for the Macau project, obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and obtaining relief from the Macau government from Macau’s complementary income tax on corporations and the withholding tax on dividends. We believe the necessary legislative changes will be introduced in 2003. However, we cannot assure you that such proposed legislative changes will be introduced or, if introduced, will be enacted.

As of March 31, 2003, Wynn Macau was owned 82.5% by the Company through a series of wholly-owned and partially owned domestic and foreign subsidiaries, none of which is a guarantor of, or otherwise restricted by, the Notes or the other debt facilities related to Le Rêve.

We are unable to determine the effect, if any, that Severe Acute Respiratory Syndrome, known as SARS, may have on our Macau project at this time. Consistent with travel warnings issued by the World Health Organization relating to SARS, we have restricted employee travel to Macau and Hong Kong. To date, SARS has not significantly affected the planning of our Macau project. If SARS continues to interfere with business activity in the travel and leisure industry in Asia, that could adversely affect or delay the financing and development of our Macau project.

Results of Operations

The Company has not commenced principal operations and therefore revenues are not significant. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to March 31, 2003. Management expects these losses to continue until planned principal operations have commenced. The Company does not expect that its operating results prior to opening Le Rêve and the Macau project will be indicative of operating results thereafter. We cannot assure you that we will be able to operate either Le Rêve or the Macau project at a profit once they are completed.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The Company’s development operations resulted in a net loss for the three months ended March 31, 2003, of approximately $9 million, an 84% increase over the net loss of approximately $4.9 million for the three-month period ended March 31, 2002, due generally to increased development activities.

Total revenues for the three months ended March 31, 2003, of $193,000 decreased approximately $396,000 or 67% from total revenues of approximately $589,000 for the three months ended March 31, 2002. The Company sold its original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC. The new aircraft is not licensed for charter services; consequently, charter revenues, which now consist solely of fees charged for personal usage by officers of the Company, have decreased by approximately $424,000 or 89% to $50,000 for the three months ended March 31, 2003 from $474,000 during the three months ended March 31, 2002. Offsetting the decrease in aircraft revenues are increases in revenues from the art gallery and the retail shop, due to increased patronage.

Total expenses for the three months ended March 31, 2003 increased approximately $6 million, or 110% to $11.5 million, as compared to $5.5 million for the three months ended March 31, 2002 primarily due to an approximately $6.2 million or 234% increase in pre-opening costs to $8.9 million for the three months ended

March 31, 2003 from $2.7 million for the three months ended March 31, 2002. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as development of Le Rêve, and Macau pre-development activities, progress.

Other income—net for the three months ended March 31, 2003, increased approximately $1.2 million to approximately $1.2 million from a loss of $6,000 during the three months ended March 31, 2002, primarily as a result of an approximately $2.7 million increase in interest income, offset by an approximately $1.5 million increase in interest expenses. Higher interest income is attributable mainly to the significant increase in cash from the net proceeds from equity and debt financing activity, while the increased outstanding debt increased the interest expense.

Certain Trends That May Affect Development Activities and Future Results of Operations

In the near term, our development activities may be impacted by various economic factors, including, among other things, the availability and cost of materials, the availability of labor resources, interest rate levels and, specifically in connection with the Macau opportunity, foreign exchange rates and legislative issues relating to gaming and income taxes. The strength and profitability of our business after our casinos open will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities that they will offer. Adverse changes in consumer preferences or discretionary income could harm our business. In particular, terrorist activities in the United States and elsewhere, military conflicts in the Middle East and the recent outbreak of SARS, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. In addition to terrorist activities, military conflicts in the Middle East and the recent outbreak of SARS, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations. Also, in his “State of the State” address on January 20, 2003, in response to the state’s budget deficit, the Governor of Nevada proposed significant increases in cigarette and alcohol taxes, corporate filing fees and gaming gross revenue and slot machine license fees, and also proposed a new gross receipts tax which would levy an additional ¼% tax on gross receipts of Nevada businesses. In response, the Nevada legislature is considering a number of alternative tax increases. Although we cannot currently predict the likelihood of the implementation of any such proposals, the imposition of additional taxes and license fees and/or a state gross receipts tax would, if enacted, significantly increase our tax liabilities and reduce our cash flows and net income accordingly.

Liquidity and Capital Resources

Expected Capital Resources and Commercial Commitments

At March 31, 2003, the Company had approximately $107.4 million of cash and cash equivalents. In addition, the Company had approximately $743.6 million in restricted cash and investments from the proceeds of its debt and equity financings. This amount is restricted in accordance with agreements governing the Company’s debt facilities, including $80 million restricted for a liquidity reserve and completion guarantee. The restricted cash and investments also includes approximately $2.5 million in cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed marketable debt securities as required by agreements governing the Company’s debt facilities.

As of March 31, 2003, approximately $663.9 million of the total Le Rêve project cost of approximately $2.4 billion (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred to fund the development and construction of Le Rêve. The remaining development and construction costs for Le Rêve are expected to be funded from a combination of our cash on hand from contributed capital and a majority of the net proceeds of the initial public offering of the Company’s common stock and the offering of the Notes, and additional borrowings under the Company’s debt facilities. Any delays or change orders with respect to the Le Rêve project could have a material adverse effect on our liquidity and operations. See “Development and Construction Activities.”

There have been no material changes to the information regarding our expected long-term indebtedness and material commercial commitments previously reported under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002.

Financing for the Macau Opportunity

We intend to invest additional capital in Wynn Macau as part of the financing of the Macau opportunity including using a portion of the net proceeds received from our initial public offering (including as a result of the exercise of the overallotment option in connection therewith). The indirect minority investors in Wynn Macau have agreed to participate in any additional equity investment along with Wynn Resorts to the extent of their proportionate effective interests in Wynn Macau (17.5% in the aggregate). It is expected that significant additional financing, both debt and equity, will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau entered into a pre-construction services agreement with a third-party joint venture for the preparation and submission of a general contractor’s proposal by such third-party joint venture to design and construct a casino resort in Macau. Wynn Macau has also obtained the services of architects and designers and has begun preliminary discussions to arrange the additional financing, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau level or at the level of one of Wynn Macau’s intermediary holding companies. At the present time, Wynn Macau has not yet determined the amount or composition of financing that will be required to complete its first casino resort. If Wynn Resorts decides to raise additional equity at the Wynn Resorts level or at the Wynn Macau or intermediary holding company level to fund the Macau opportunity, its stockholders would suffer direct or indirect dilution of their interests. Wynn Macau currently has no commitments relating to any third-party financing. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Le Rêve project. After construction of Wynn Macau’s first casino resort, Wynn Macau intends to satisfy its remaining financial obligations, if any, under its concession agreement through the development of future phased expansions and, possibly, additional casino resorts.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. For example, we continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other international or domestic markets such as Illinois and Maryland, whether through acquisition, investment or development. Any such development would require us to obtain additional financing. We may also decide to conduct any such development directly through Wynn Resorts or indirectly through a line of subsidiaries separate from the Le Rêve entities and the Wynn Macau entities. In addition, Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by the board of directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as Wynn Resorts elects. Any promissory note that Wynn Resorts issues to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and will increase our leverage ratio.

Furthermore, if completion of the Le Rêve project is delayed, then Wynn Las Vegas’ debt service obligations accuring prior to the actual opening of Le Rêve will increase correspondingly. Following the completion of Le Rêve, we expect the Le Rêve entities to fund their operations and capital requirements from operating cash flow and borrowings under the revolving credit facility. We cannot assure you, however, that the Le Rêve entities’ business will generate sufficient cash flow from operations or that future borrowings available to the Le Rêve entities under the credit facilities will be sufficient to enable the Le Rêve entities to service and repay their indebtedness and to fund their other liquidity needs. We may need to refinance all or a portion of the Le Rêve entities’ indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness, including the credit facilities, the FF&E facility or the second mortgage notes on acceptable terms or at all.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with the Revolver, the Term Loan facility (collectively the “Credit Facilities”) and the FF&E Facility, each of which bear interest based on floating rates. We will attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings. The amount of outstanding borrowings under the various debt instruments is expected to increase once the proceeds of the initial public offering of our common stock have been used in the construction of Le Rêve and as the Macau project evolves. We are required to obtain interest rate protection through interest rate swap or other arrangements with respect to $325 million of borrowings under the Credit Facilities. However, we cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

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

Because Wynn Macau’s payment and expenditure obligations under the concession agreement are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Wynn Macau intends to spend any Macau patacas received on local casino operating expenses. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s ability to service its debt, its results of operations and its financial condition. We have not yet determined whether we will engage in currency hedging activities to protect against foreign currency risk.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Wynn Resorts, Limited is a defendant in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters. We also note that litigation inherently involves significant costs.

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

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the conditions, covenants and restrictions recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, Valvino filed an action seeking damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino’s subsidiaries that now own the golf course land and several of the residential lots have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for October 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul-de-sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-sac, and has relandscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Le Rêve utilities in Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs. Finally, the plaintiffs sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. However, the Nevada Supreme Court reversed this ruling on appeal and vacated the injunction.

Discovery is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, we may have to adjust our current plans for the construction of the Le Rêve golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

Several of the remaining homeowners have also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Commission’s approval of Valvino’s application for a use permit, and a related roadway dedication agreement between Clark County and Valvino. Valvino is not a party to this action, but is required as a condition of the dedication agreement to defend and indemnify Clark County. The other action concerns the Clark County Commission’s approval of Valvino’s application for design review of a maintenance facility that Valvino intends to build on the perimeter of the golf course property. Valvino and Wynn Resorts, Limited are parties to this action. Both of these actions are in the initial stages of litigation. Valvino intends to vigorously contest the homeowners’ claims.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended.(2)

*10.1	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003.

*10.2	Employment Agreement, dated as of April 1, 2003, by and between Wynn Resorts, Limited and Ronald J. Kramer.

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.

(b)  Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2003.

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

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)