Form 10-Q
period 2003-06-30
WYNN RESORTS LTD
filed 2003-08-14
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2003
Common stock, $0.01 par value	82,351,957

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$149,451	$109,644
Restricted cash and investments	36,512	—
Receivables, net	59	184
Inventories	212	212
Prepaid expenses	2,351	2,010

Total current assets	188,585	112,050
Restricted cash and investments	609,803	792,877
Property and equipment, net	584,065	420,496
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	56,578	60,159
Other assets	7,285	5,619

Total assets	$1,453,716	$1,398,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$40	$38
Accounts and construction payables	30,852	9,702
Accrued interest	8,076	8,159
Accrued compensation and benefits	2,306	1,359
Accrued expenses and other current liabilities	891	888

Total current liabilities	42,165	20,146
Construction retention	7,211	506
Long-term debt	383,775	382,153

Total liabilities	433,151	402,805

Minority interest	2,490	4,183

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 82,162,234 and 78,972,511 shares issued and outstanding	822	790
Additional paid-in capital	1,113,241	1,065,649
Deferred compensation—restricted stock	(14,515)	(14,771)
Accumulated other comprehensive income	265	—
Deficit accumulated from inception during the development stage	(81,738)	(60,055)

Total stockholders' equity	1,018,075	991,613

Total liabilities and stockholders' equity	$1,453,716	$1,398,601

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception to June 30,
	2003	2002	2003	2002	2003
Revenues:
Airplane	$123	$39	$173	$513	$1,966
Art gallery	80	52	152	117	466
Retail	79	48	148	97	412
Water	3	3	5	5	37

Total revenue	285	142	478	732	2,881

Expenses:
Pre-opening costs	11,184	6,153	20,126	8,833	62,840
Depreciation and amortization	2,180	2,158	4,353	4,598	25,495
(Gain) / Loss on sale of assets	—	—	(5)	95	368
Selling, general and administrative	150	128	252	266	1,249
Facility closure expenses	—	—	—	—	1,579
Cost of water	13	14	34	31	133
Cost of retail sales	35	29	74	59	201
Loss from incidental operations	258	175	497	250	2,360

Total expenses	13,820	8,657	25,331	14,132	94,225

Operating loss	(13,535)	(8,515)	(24,853)	(13,400)	(91,344)

Other income (expense):
Interest expense, net	(2,285)	(284)	(3,934)	(453)	(5,877)
Interest income	2,531	634	5,411	797	12,924

Other income, net	246	350	1,477	344	7,047

Minority interest	612	281	1,693	281	2,559

Net loss accumulated during the development stage	$(12,677)	$(7,884)	$(21,683)	$(12,775)	$(81,738)

Basic and diluted earnings per common share:
Net income:
Basic	$(0.16)	$(0.20)	$(0.28)	$(0.32)	$(1.73)
Diluted	$(0.16)	$(0.20)	$(0.28)	$(0.32)	$(1.73)
Weighted average common shares outstanding:
Basic	78,164	39,816	78,000	39,611	47,230
Diluted	78,164	39,816	78,000	39,611	47,230

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,		From Inception to June 30,
	2003	2002	2003
Cash flows from operating activities:
Net loss accumulated during the development stage	$(21,683)	$(12,775)	$(81,738)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	4,353	4,598	25,495
Minority interest	(1,693)	(281)	(2,559)
Amortization of deferred compensation	1,500	—	1,634
Amortization of deferred financing costs	628	—	628
(Gain) / loss on sale of assets	(5)	95	368
Incidental operations	—	1,971	6,510
Increase (decrease) in cash from changes in:
Receivables, net	125	177	8,192
Inventories and prepaid expenses	(341)	93	(1,402)
Accounts payable and accrued expenses	(46)	6,316	3,156

Total adjustments	4,521	12,969	42,022

Net cash provided by (used in) operating activities	(17,162)	194	(39,716)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(132,000)	(28,770)	(282,800)
Restricted cash and investments	146,562	(1,912)	(646,315)
Other assets	(1,401)	(1,288)	(7,980)
Proceeds from sale of equipment	5	8,007	9,563

Net cash provided by (used in) investing activities	13,166	(23,963)	(1,198,250)

Cash flows from financing activities:
Equity contributions	—	173,494	675,007
Equity distributions	—	—	(110,482)
Proceeds from issuance of common stock	45,000	—	536,844
Third party fees	(204)	—	(37,558)
Macau minority contributions	—	2,597	5,050
Proceeds from issuance of long-term debt	—	—	506,334
Principal payments of long-term debt	(18)	(18)	(153,603)
Payment of deferred financing costs	(975)	(3,712)	(64,175)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash provided by financing activities	43,803	172,361	1,387,417

Cash and cash equivalents:
Increase in cash and cash equivalents	39,807	148,592	149,451
Balance, beginning of period	109,644	39,268	—

Balance, end of period	$149,451	$187,860	$149,451

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries (where applicable), “Wynn Resorts” or the “Company”), was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project in Las Vegas formerly named “Le Rêve” and recently re-named “Wynn Las Vegas.”

In June 2000, Valvino purchased the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino closed the operations of the Desert Inn hotel and casino after approximately ten weeks to focus on the design and development of Wynn Las Vegas, and has demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Wynn Las Vegas on part of the Desert Inn site. The remaining Desert Inn structures have been converted into offices and will continue to be used as offices at least through the completion of constructing Wynn Las Vegas. Valvino continued to operate the Desert Inn golf course through June 2002.

In June 2002, Valvino, through its majority (82.5%) owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. The Company’s first casino resort in Macau is referred to herein as “Wynn Macau.”

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests in Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. Hereafter, all references to “Wynn Resorts”, or the “Company” refer to Wynn Resorts and its subsidiaries, or Valvino and its subsidiaries, as Wynn Resorts’ predecessor company.

On October 25, 2002, the Company completed the initial public offering of approximately $450 million of its common stock (before underwriting discounts and commissions) and its subsidiaries, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. concurrently issued $370 million aggregate principal amount of 12% second mortgage notes (the “Notes”) and obtained commitments for a $750 million senior secured revolving credit facility, a $250 million delay draw senior secured term loan facility and a $188.5 million FF&E facility. These funds are being, and will continue to be, used to fund construction of Wynn Las Vegas and to provide funds for investment in Wynn Macau in addition to the $23.8 million already invested in Wynn Macau. Approximately $1.8 billion of these funds have been obtained specifically for constructing and equipping of Wynn Las Vegas.

On November 11, 2002, the underwriters of the initial public offering exercised in full a 3,219,173 share overallotment option, resulting in additional net proceeds of approximately $38.9 million, net of the underwriting discounts and commissions of approximately $2.9 million.

On June 20, 2003, the Company entered into a strategic business alliance with Société des Bains de Mer et du Cercle des Etrangers à Monaco, a société anonyme Monegasque organized under the laws of the Principality of Monaco (“SBM”), that has an exclusive concession to operate casinos in Monaco. In connection therewith, the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company sold 3,000,000 shares of its common stock to SBM for $45 million in a privately negotiated, all-cash transaction.

The Company’s efforts have been devoted principally to: (i) the design, development, financing and construction of Wynn Las Vegas and (ii) the design, pre-construction, preliminary financing and land acquisition efforts related to the anticipated project in Macau.

The financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC, subsidiaries engaged principally in the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. Through a separate subsidiary, the Company also operates an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal art collection of Stephen A. and Elaine Wynn.

Basis of Presentation

As a development stage company, the Company has spent significant amounts of money in connection with its development activities, primarily in the acquisition of land and other assets, in the design, development, financing and construction of Wynn Las Vegas, and in negotiation of the concession arrangement as well as the predevelopment design, preliminary financing and land acquisition for Wynn Macau. The Company has not commenced principal operations and therefore revenues are not significant. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to June 30, 2003. Management expects these losses to continue until planned principal operations have commenced. However, as a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in both the construction and development phases and in operating gaming facilities, including, but not limited to, receiving the appropriate permits for particular construction activities, securing a Nevada state gaming license for the ownership and operation of Wynn Las Vegas, maintaining ongoing suitability requirements in Nevada and Macau, as well as fulfilling the requirements of Macau’s largely untested regulatory framework. The completion of the Wynn Las Vegas and Wynn Macau projects is dependent upon compliance with these rules and regulations. Management anticipates Wynn Las Vegas will cost approximately $2.4 billion to design and construct, including the cost of 212 acres of land, capitalized interest, pre-opening expenses and financing fees. In addition, the Company is currently obligated to open its first casino resort in Macau by December 2006, and to invest at least 4 billion patacas (equivalent to approximately US $514.8 million at the June 30, 2003 rate of exchange) in Macau by June 2009.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Direct and indirect subsidiaries of the Company include Valvino, Wynn Resorts Funding, LLC; Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Wynn Las Vegas, LLC; Wynn Completion Guarantor, LLC; Wynn Las Vegas Capital Corp.; World Travel, LLC; Las Vegas Jet, LLC; Rambas Marketing Company, LLC; Palo, LLC; Toasty, LLC; Worldwide Wynn, LLC; Kevyn, LLC; Desert Inn Water Company, LLC; Desert Inn Improvement Company; Wynn Group Asia, Inc.; Wynn Resorts International, Ltd.; Wynn Resorts (Macau) Holdings, Ltd.; Wynn Resorts (Macau), Limited; and Wynn Macau, S.A. All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the presentation for 2003. These reclassifications had no effect on the previously reported net loss.

The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to such rules and regulations, however the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K, as amended.

2.    Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the three and six month periods ended June 30, 2002, the Company had no potentially dilutive securities and for all periods presented, the Company has recorded net losses. Accordingly, for the three and six month periods ended June 30, 2003, and for the period from inception to, June 30, 2003, the assumed exercise of stock options was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at June 30, 2003 because to include them would have been anti-dilutive, totaled 2,603,061.

3.    Employee Stock-Based Compensation

As of June 30, 2003, the Company has a stock-based employee compensation plan to provide stock compensation for directors, officers and key employees. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Period from Inception to June 30, 2003
Net loss as reported	$(12,677)	$(21,683)	$(81,738)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(233)	(318)	(627)

Proforma net loss	$(12,910)	$(22,001)	$(82,365)

Basic and diluted loss per share:
As reported	$(0.16)	$(0.28)	$(1.73)

Proforma	$(0.17)	$(0.28)	$(1.74)

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Supplemental Disclosure of Cash Flow Information

Cash paid for interest for the six months ended June 30, 2003 and 2002, and for the period from inception to June 30, 2003 totaled approximately $36.9 million, $346,000 and $45.2 million, respectively. Interest capitalized during the same periods amounted to $39.1 million, $0, and $58.9 million, respectively.

Amortization of deferred compensation capitalized into construction in progress for the six months ended June 30, 2003 and 2002, and for the period from inception to June 30, 2003 totaled approximately $1.6 million, $0, and $1.8 million, respectively.

The change in fair value of interest rate swaps accounted for as cash flow hedges for the six months ended June 30, 2003 and 2002, and for the period from inception to June 30, 2003 totaled approximately $265,000, $0 and $265,000, respectively.

Equipment purchases financed by debt totaled $28.5 million for the period from inception to June 30, 2003.

Advances and loans converted to contributed capital amounted to $32.8 million for period from inception to June 30, 2003.

During the period from inception to June 30, 2003, the Company acquired the Desert Inn Water Company, LLC and $6.4 million of receivables originally recorded as due from a related party on the balance sheet were reclassified as water rights owned by the Company.

During the period from inception to June 30, 2003, the Company reduced the recorded amount of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Desert Inn Resort & Casino purchase.

5.    Related Party Transactions

Prior to August 2002, the Company periodically incurred costs on behalf of Mr. Wynn and certain other officers of the Company, including costs with respect to personal use of the corporate aircraft. These balances were settled at regular intervals, usually monthly. The last outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn and other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At June 30, 2003 and December 31, 2002, the Company’s net liability to Mr. Wynn and other officers was approximately $38,000 and $35,000, respectively.

The Company originally leased The Wynn Collection from Mr. and Mrs. Wynn at a monthly rate equal to the gross revenue received by the gallery each month, less direct expenses, subject to a monthly cap. In August 2002, the lease terms were amended to reduce the rental paid to Mr. and Mrs. Wynn to one-half of the net revenue, if any, of the gallery. Under the August 2002 amendment Mr. and Mrs. Wynn were required to reimburse the Company for the gallery’s net losses. From inception to May 31, 2003, the gallery incurred $103,293 of net losses that were reimbursed by Mr. and Mrs. Wynn and, accordingly, the Company did not make any lease payments during this period.

Effective June 1, 2003, the lease terms were further amended. Under the terms of the June 1, 2003 amendment, Mr. and Mrs. Wynn agreed to lease The Wynn Collection to the Company for an annual fee of $1, and the Company is entitled to retain all revenues from the public display of The Wynn Collection and the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related merchandising revenues. The Company is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. The Company incurred a net loss of approximately $20,000 for the three and six months ended June 30, 2003, from the operation of the art gallery for the month of June 2003. Principally because of the increased cost of insurance, the Company anticipates that the gallery will operate at a loss prior to the opening of Wynn Las Vegas.

The Company also leases office space in Macau from a minority shareholder of Wynn Macau, S.A. on a month-to-month basis for approximately $5,500 per month.

6.    Property and Equipment

Property and equipment as of June 30, 2003 and December 31, 2002, consist of the following (amounts in thousands):

	2003	2002
Land	$288,422	$288,422
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Airplane	38,000	38,000
Furniture, fixtures and equipment	4,462	4,192
Construction in progress	257,842	90,189

	605,646	437,723
Less: accumulated depreciation	(21,581)	(17,227)

	$584,065	$420,496

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas project.

7.    Long-Term Debt

Long-term debt as of June 30, 2003 and December 31, 2002, consists of the following (amounts in thousands):

	2003	2002
12% Second Mortgage Notes, net of original issue discount of approximately $24.5 million and $26.1 million, respectively, due November 1, 2010; effective interest at approximately 12.9%	$345,542	$343,900
$188.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.1% and 5.4%, respectively)	38,000	38,000
Note payable—Land Parcel; at 8%	273	291

	383,815	382,191
Current portion of long-term debt	(40)	(38)

	$383,775	$382,153

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments designated as cash flow hedges. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable.

In May 2003 and June 2003, the Company entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825 million of expected future borrowings under its $750 million senior secured revolving credit facility (the “Revolver”) and its $250 million delay draw term loan facility (the “Term Loan”, and together with the Revolver, the “Credit Facilities”). Borrowings under the Revolver and Term Loans will incur interest at LIBOR plus 4% and LIBOR plus 5.5%, respectively, and mature in October 2008 and October 2009, respectively.

Under the interest rate swap arrangements, the Company will receive payments at a variable rate of LIBOR and pay a fixed rate of 2.653% under the May 2003 swap agreement and 2.690% under the June 2003 swap agreement on the notional amounts set forth in the two swap instruments. These notional amounts gradually increase from approximately $12.4 million to $325 million during the period from March 1, 2004 through December 1, 2006, on the May 2003 swap instrument, and from approximately $60 million to $500 million during the period from October 26, 2004 through December 26, 2006, on the June 2003 swap instrument. These graduated notional amounts are expected to correspond with the amounts and timing of borrowings under the Credit Facilities. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient LIBOR-based borrowings are outstanding under the Credit Facilities, and effectively fix the interest rate on borrowings under the Revolver at approximately 6.653% and 6.690%, respectively, and at approximately 8.153% and 8.190%, respectively on borrowings under the Term Loans. Any ineffectiveness will be recorded in the Company’s consolidated income statements as additional interest expense.

As of June 30, 2003, the Company recorded in other assets the fair value of the net effect of these two interest rate swaps of approximately $265,000. Since there was no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the three and six-month periods ended June 30, 2003.

8.    Stockholders’ Equity

Effective April 1, 2003, the Company granted to its President 189,723 shares of the Company’s common stock that are restricted until May 31, 2005 at which time the shares become fully vested. The market value of the stock on the effective date of grant was $14.91 per share. As a result, the grant is valued at approximately $2.8 million, which will be amortized to compensation expense over the vesting period.

On June 20, 2003, the Company entered into a strategic business alliance with SBM that provides for, among other things, a mutual exchange of management expertise and the development of cross-marketing initiatives between SBM and the Company. Under an exclusive concession arrangement with the Principality of Monaco, SBM owns and operates Le Casino de Monte-Carlo, Le Cafe de Paris, and Sun Casinos. SBM also owns and operates the Hotel de Paris, the Hotel Hermitage, the Monte Carlo Beach Hotel, the Centre des Thermes Marins (Spa) and Monte-Carlo Sporting Club. In connection with the strategic alliance, the Company sold 3,000,000 shares of its common stock to SBM for $45 million in a privately negotiated, all cash transaction. In return, SBM has agreed, subject to certain exceptions, to refrain from transferring its shares prior to April 1, 2005, and will be entitled to certain registration rights thereafter.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring that contracts with comparable characteristics be accounted for similarly to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Management has not yet determined the impact of this statement on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments generally be classified as a liability as those instruments embody obligations of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning the interim period beginning after June 15, 2003. Management has not yet determined the impact of this statement on the Company’s consolidated financial position or results of operations.

10.    Commitments and Contingencies

Construction Contracts

The Company entered into an agreement with a construction contractor for guaranteed maximum price construction services, effective as of June 4, 2002, and amended by Change Order No. 1, effective as of August 12, 2002 (as amended, the “Construction Agreement”). The Construction Agreement covers approximately $919.3 million of the approximate $1.4 billion budgeted cost to construct Wynn Las Vegas, subject to increases based on, among other items, changes in the scope of the work. The Construction Agreement provides that the guaranteed maximum price will be increased and the deadline for the completion of construction extended on account of certain circumstances. The guaranteed maximum price also provides for an “owner contingency” of approximately $7.6 million to cover various items, including delays and scope changes resulting from the Company’s actions.

Effective June 6, 2002, the Company also entered into an agreement with a construction contractor for the design and construction of a parking structure for a maximum cost of $9.9 million, subject to specified exceptions. In addition, effective February 18, 2003 the Company entered into an agreement with a construction contractor for the construction of the golf course for a maximum cost of $16.6 million. Other construction contracts and committed construction purchase orders at June 30, 2003, totaled approximately $177.1 million. As a result, a total of approximately $1.1 billion has been committed to the construction of Wynn Las Vegas as of June 30, 2003. Of this amount, approximately $192 million has been spent through June 30, 2003. Future committed costs at June 30, 2003, under the Wynn Las Vegas construction contracts, therefore, total approximately $930.9 million.

Macau

Wynn Macau, S.A. has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest 4 billion patacas (approximately US $514.8 million as of June 30, 2003) in one or more casino projects in Macau by June 2009 and to commence operations of its first permanent casino resort in Macau

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no later than December 2006. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

The Company intends to invest additional capital in Wynn Macau as part of the financing of the Macau opportunity, in addition to the approximately $23.8 million already invested. While the Company has additional capital available from a portion of the net proceeds received from the initial public offering of its common stock (including the overallotment option exercise), the Company intends to use the net proceeds from the offering of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures (see Note 11) to help finance Wynn Macau as well as for general corporate purposes, including possibly financing potential future acquisitions or other investments. The minority investors in Wynn Macau are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau, S.A. will not close its land acquisition or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and 3) obtaining certain relief related to Macau tax regulations. We believe the necessary legislative and regulatory changes will be introduced in the fourth quarter of 2003. However, we cannot assure you that such proposed legislative and regulatory changes will be introduced or, if introduced, will be enacted.

Wynn Macau, S.A. has also obtained the services of architects and designers, has begun discussions to arrange the additional financing that would be required to complete Wynn Macau, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau, S.A. level or at the level of Wynn Macau S.A.’s intermediary holding companies. At the present time, Wynn Macau, S.A. has not determined the amount of financing that will be required. Wynn Macau, S.A. currently has not received any commitments relating to financing from any third party. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Wynn Las Vegas project.

Wynn Macau, S.A. is required under the Macau concession agreement to obtain a $700 million pataca (approximately US $90.1 million as of June 30, 2003) bank guarantee for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $38.6 million as of June 30, 2003) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau, S.A. currently has an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount which must be replaced by another guarantee suitable under the concession agreement when Wynn Macau commences construction of its first casino resort. Wynn Macau, S.A. pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau, S.A.’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Entertainment Services

The Company has entered into long-term agreements with a creative production company and its affiliated production services company for the licensing, creation, development and executive production of Wynn Las Vegas’ anticipated water-based entertainment production (the “Show”), whereby the Company is required to pay certain up-front creation and licensing fees, pay production costs and, upon opening of the production, pay a

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

royalty of 10% of net ticket revenues and retail sales and 50% of the Show and retail profits with the production company as calculated in accordance with the terms of the agreements. The terms of each of the agreements is ten years after the opening date of the Show, which will coincide with the opening of Wynn Las Vegas, with five-year renewal options.

The Company also has an option with respect to the development of a second production for Wynn Las Vegas or for another project, which will require the payment of an additional $1 million to exercise.

At June 30, 2003 and December 31, 2002, other assets include $6.2 million and $4.8 million respectively, of amounts paid for creation and development costs in conjunction with the agreement.

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

Litigation

The Company is a defendant in various lawsuits relating to routine matters incidental to its business. As with all litigation, no assurance can be provided as to the outcome of the following matters and the Company notes that litigation inherently involves significant costs.

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

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the conditions, covenants and restrictions recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, Valvino filed an action seeking declaratory and other equitable relief and to finally resolve all issues relating to its real property. Valvino also asserted claims for damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino’s subsidiaries that now own the golf course land and several of the residential lots, have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for October 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul-de-sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-sac, and has relandscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Wynn Las Vegas utilities in part of Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs. The court has also permitted Wynn Las Vegas to begin construction of a golf course maintenance facility on some of the former residential lots.

The plaintiffs have sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. However, the Nevada Supreme Court reversed this ruling on appeal and vacated the injunction.

Discovery in this case is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, the Company may have to adjust its current plans for the construction of the Wynn Las Vegas golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

Several of the remaining homeowners have also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Planning Commission’s approval of Valvino’s application for a use permit, and a related roadway dedication agreement between Clark County and Valvino. Valvino is not a party to this action, but is required as a condition of the dedication agreement to defend and indemnify Clark County. The other action concerns the Clark County Planning Commission’s approval of Valvino’s application for design review of the maintenance facility. Valvino and Wynn Resorts, Limited are

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties to this action. Both of these actions are in the initial stages of litigation. Valvino intends to vigorously contest the homeowners’ claims.

11.    Subsequent Events

On July 7, 2003, Wynn Resorts consummated a private placement under Rule 144A of the Securities Act of 1933, as amended, of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 (the ‘Debentures”). Subsequently, on July 30, 2003, Wynn Resorts completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers. Wynn Resorts will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. The Company contributed a total of approximately $44 million of the net proceeds of the sale to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities to secure the payment of three years of scheduled interest payments as required by the indenture governing the Debentures.

Each $1,000 principal amount of the Debentures is convertible at each holder’s option into 43.4782 shares of the Company’s common stock (subject to adjustment as provided in the indenture governing the Debentures); a conversion rate equivalent to a conversion price of $23.00 per share. The Company may redeem some or all of the debentures for cash on or after July 20, 2007 at prices specified in the indenture governing the Debentures. In addition, the holders may require the Company to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control in the Company. If any holder requires the repurchase of the debentures, the Company may elect to pay the repurchase price in cash or shares of its common stock or a combination thereof.

The Debentures are guaranteed by Wynn Resorts Funding, LLC and Wynn Resorts, Limited has guaranteed the obligations of Wynn Resorts Funding, LLC. However, other than with respect to three years of scheduled interest payments, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

The Company has also agreed to file a shelf registration statement with respect to the resale of the Debentures, the guarantees and the common stock issuable upon conversion of the Debentures, to become effective within 250 days after July 7, 2003.

12.    Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp (the “Issuers”) of the Notes, the guarantors (other than Wynn Resorts) and non-guarantors as of June 30, 2003 and December 31, 2002, for the three and six-month periods ended June 30, 2003 and 2002 and for the period from inception to June 30, 2003.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$130,143	$8,918	$(1,797)	$12,187	$—	$149,451
Restricted cash and investments	—	36,512	—	—	—	36,512
Receivables, net	—	1	52	6	—	59
Inventories	—	—	212	—	—	212
Prepaid expenses	592	138	1,566	55	—	2,351

Total current assets	130,735	45,569	33	12,248	—	188,585
Restricted cash and investments	—	556,415	2,788	50,600	—	609,803
Property and equipment, net	84	416,830	164,059	3,092	—	584,065
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	975	55,603	—	—	—	56,578
Investment in subsidiaries	585,228	11,925	551,868	—	(1,149,021)	—
Other assets	—	7,072	7	206	—	7,285
Intercompany balances	372,170	(473,086)	158,727	(57,811)	—	—

Total assets	$1,089,192	$621,328	$877,482	$14,735	$(1,149,021)	$1,453,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$40	$—	$—	$40
Accounts and construction payable	5	2,082	28,646	119	—	30,852
Accrued interest	—	8,076	—	—	—	8,076
Accrued compensation and benefits	469	976	808	53	—	2,306
Accrued expenses and other	—	—	883	8	—	891

Total current liabilities	474	11,134	30,377	180	—	42,165
Construction retention	—	—	7,211	—	—	7,211
Long-term debt	—	383,542	233	—	—	383,775

Total liabilities	474	394,676	37,821	180	—	433,151

Minority interest	—	—	—	—	2,490	2,490

Commitments and contingencies
Stockholders’ equity:
Common stock	822	—	—	18	(18)	822
Additional paid-in capital	1,113,241	237,075	899,017	30,027	(1,166,119)	1,113,241
Deferred compensation—restricted stock	(6,224)	—	(8,291)	—	—	(14,515)
Accumulated other comprehensive income	—	265	—	—	—	265
Deficit accumulated from inception during the development stage	(19,121)	(10,688)	(51,065)	(15,490)	14,626	(81,738)

Total stockholders’ equity	1,088,718	226,652	839,661	14,555	(1,151,511)	1,018,075

Total liabilities and stockholders’ equity	$1,089,192	$621,328	$877,482	$14,735	$(1,149,021)	$1,453,716

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2002

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644
Receivables, net	—	12	166	6	—	184
Inventories	—	—	212	—	—	212
Prepaid expenses	344	93	1,518	55	—	2,010

Total current assets	79,578	7,613	718	24,141	—	112,050
Restricted cash and investments	—	742,605	23	50,249	—	792,877
Property and equipment, net	—	251,881	168,309	306	—	420,496
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	—	60,159	—	—	—	60,159
Investment in subsidiaries	593,212	11,925	551,868	—	(1,157,005)	—
Other assets	—	5,599	20	—	—	5,619
Intercompany balances	379,758	(454,927)	132,236	(57,067)	—	—

Total assets	$1,052,548	$625,855	$853,174	$24,029	$(1,157,005)	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$38	$—	$—	$38
Accounts and construction payable	9	3,099	6,468	126	—	9,702
Accrued interest	—	8,159	—	—	—	8,159
Accrued compensation and benefits	186	381	792	—	—	1,359
Accrued expenses and other	—	—	880	8	—	888

Total current liabilities	195	11,639	8,178	134	—	20,146
Construction retention	—	—	506	—	—	506
Long-term debt	—	381,900	253	—	—	382,153

Total liabilities	195	393,539	8,937	134	—	402,805

Minority interest	—	—	—	—	4,183	4,183

Commitments and contingencies

Stockholders’ equity:
Common stock	790	—	—	18	(18)	790
Additional paid-in capital	1,065,649	237,075	899,017	30,027	(1,166,119)	1,065,649
Deferred compensation—restricted stock	(4,895)	—	(9,876)	—	—	(14,771)
Deficit accumulated from inception during the development stage	(9,191)	(4,759)	(44,904)	(6,150)	4,949	(60,055)

Total stockholders’ equity	1,052,353	232,316	844,237	23,895	(1,161,188)	991,613

Total liabilities and stockholders’ equity	$1,052,548	$625,855	$853,174	$24,029	$(1,157,005)	$1,398,601

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$695	$—	$(572)	$123
Art gallery	—	—	80	—	—	80
Retail	—	—	79	—	—	79
Royalty	1,500	—	—	—	(1,500)	—
Water	—	—	—	12	(9)	3

Total revenues	1,500	—	854	12	(2,081)	285

Expenses:
Pre-opening costs	4,879	3,465	1,382	2,000	(542)	11,184
Depreciation and amortization	1	13	2,166	—	—	2,180
Selling, general and administrative	—	—	175	1,505	(1,530)	150
Cost of water	—	—	9	13	(9)	13
Cost of retail sales	—	—	35	—	—	35
Loss from incidental operations	—	74	184	—	—	258

Total expenses	4,880	3,552	3,951	3,518	(2,081)	13,820

Operating loss	(3,380)	(3,552)	(3,097)	(3,506)	—	(13,535)

Other income (expense):
Interest expense, net	—	(2,279)	(6)	—	—	(2,285)
Interest income	252	2,096	4	179	—	2,531
Equity in loss from Macau	(2,886)	—	—	—	2,886	—

Other income (expense), net	(2,634)	(183)	(2)	179	2,886	246

Minority interest	—	—	—	—	612	612

Net loss accumulated during the development stage	$(6,014)	$(3,735)	$(3,099)	$(3,327)	$3,498	$(12,677)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2002

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$924	$—	$(885)	$39
Art gallery	—	—	52	—	—	52
Retail	—	—	48	—	—	48
Water	—	—	—	18	(15)	3

Total revenues	—	—	1,024	18	(900)	142

Expenses:
Pre-opening costs	—	470	3,689	2,852	(858)	6,153
Depreciation and amortization	—	—	2,158	—	—	2,158
Selling, general and administrative	—	—	131	27	(30)	128
Cost of water	—	—	12	14	(12)	14
Cost of retail sales	—	—	29	—	—	29
Loss from incidental operations	—	—	175	—	—	175

Total expenses	—	470	6,194	2,893	(900)	8,657

Operating loss	—	(470)	(5,170)	(2,875)	—	(8,515)

Other income (expense):
Interest expense, net	—	—	(284)	—	—	(284)
Interest income	—	3	613	18	—	634
Equity in loss from Macau	—	—	(2,533)	—	2,533	—

Other income (expense), net	—	3	(2,204)	18	2,533	350

Minority interest	—	—	—	—	281	281

Net loss accumulated during the development stage	$—	$(467)	$(7,374)	$(2,857)	$2,814	$(7,884)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,569	$—	$(1,396)	$173
Art gallery	—	—	152	—	—	152
Retail	—	—	148	—	—	148
Royalty	6,067	—	—	—	(6,067)	—
Water	—	—	—	28	(23)	5

Total revenues	6,067	—	1,869	28	(7,486)	478

Expenses:
Pre-opening costs	8,512	6,388	2,949	3,615	(1,338)	20,126
Depreciation and amortization	1	23	4,329	—	—	4,353
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Selling, general and administrative	—	—	307	6,072	(6,127)	252
Cost of water	—	—	21	34	(21)	34
Cost of retail sales	—	—	74	—	—	74
Loss from incidental operations	—	149	348	—	—	497

Total expenses	8,513	6,560	8,023	9,721	(7,486)	25,331

Operating loss	(2,446)	(6,560)	(6,154)	(9,693)	—	(24,853)

Other income (expense):
Interest expense, net	—	(3,923)	(11)	—	—	(3,934)
Interest income	500	4,554	4	353	—	5,411
Equity in loss from Macau	(7,984)	—	—	—	7,984	—

Other income (expense), net	(7,484)	631	(7)	353	7,984	1,477

Minority interest	—	—	—	—	1,693	1,693

Net loss accumulated during the development stage	$(9,930)	$(5,929)	$(6,161)	$(9,340)	$9,677	$(21,683)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2002

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,609	$—	$(1,096)	$513
Art gallery	—	—	117	—	—	117
Retail	—	—	97	—	—	97
Water	—	—	—	35	(30)	5

Total revenues	—	—	1,823	35	(1,126)	732

Expenses:
Pre-opening costs	—	846	6,223	2,806	(1,042)	8,833
Depreciation and amortization	—	—	4,153	445	—	4,598
(Gain) / Loss on sale of assets	—	—	26	69	—	95
Selling, general and administrative	—	—	246	80	(60)	266
Cost of water	—	—	24	31	(24)	31
Cost of retail sales	—	—	59	—	—	59
Loss from incidental operations	—	—	250	—	—	250

Total expenses	—	846	10,981	3,431	(1,126)	14,132

Operating loss	—	(846)	(9,158)	(3,396)	—	(13,400)

Other income (expense):
Interest expense, net	—	—	(453)	—	—	(453)
Interest income	—	3	776	18	—	797
Equity in loss from Macau	—	—	(2,533)	—	2,533	—

Other income (expense), net	—	3	(2,210)	18	2,533	344

Minority interest	—	—	—	—	281	281

Net loss accumulated during the development stage	$—	$(843)	$(11,368)	$(3,378)	$2,814	$(12,775)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$7,619	$—	$(5,653)	$1,966
Art gallery	—	—	466	—	—	466
Retail	—	—	412	—	—	412
Royalty	6,067	—	—	—	(6,067)	—
Water	—	—	—	182	(145)	37

Total revenues	6,067	—	8,497	182	(11,865)	2,881

Expenses:
Pre-opening costs	13,789	11,801	35,327	7,323	(5,400)	62,840
Depreciation and amortization	1	32	23,391	2,071	—	25,495
(Gain) / Loss on sale of assets	—	—	299	69	—	368
Selling, general and administrative	—	—	1,066	6,450	(6,267)	1,249
Facility closure expenses	—	—	1,579	—	—	1,579
Cost of water	—	—	71	260	(198)	133
Cost of retail sales	—	—	201	—	—	201
Loss from incidental operations	—	241	2,119	—	—	2,360

Total expenses	13,790	12,074	64,053	16,173	(11,865)	94,225

Operating loss	(7,723)	(12,074)	(55,556)	(15,991)	—	(91,344)

Other income (expense):
Interest expense, net	—	(4,937)	(940)	—	—	(5,877)
Interest income	669	6,323	5,431	501	—	12,924
Equity in loss from Macau	(12,067)	—	—	—	12,067	—

Other income (expense), net	(11,398)	1,386	4,491	501	12,067	7,047

Minority interest	—	—	—	—	2,559	2,559

Net loss accumulated during the development stage	$(19,121)	$(10,688)	$(51,065)	$(15,490)	$14,626	$(81,738)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(9,930)	$(5,929)	$(6,161)	$(9,340)	$9,677	$(21,683)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	1	23	4,329	—	—	4,353
Minority interest	—	—	—	—	(1,693)	(1,693)
Amortization of deferred compensation	1,500	—	—	—	—	1,500
Amortization of deferred financing costs	—	628	—	—	—	628
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Equity in loss from Macau	7,984	—	—	—	(7,984)	—
Increase (decrease) in cash from changes in:
Receivables, net	—	11	114	—	—	125
Inventories and prepaid expenses	(248)	(45)	(48)	—	—	(341)
Accounts payable and accrued expenses	279	(385)	14	46	—	(46)

Total adjustments	9,516	232	4,404	46	(9,677)	4,521

Net cash provided by (used in) operating activities	(414)	(5,697)	(1,757)	(9,294)	—	(17,162)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(85)	(129,050)	(79)	(2,786)	—	(132,000)
Restricted cash and Investments	—	149,678	(2,765)	(351)	—	146,562
Other assets	—	(1,208)	13	(206)	—	(1,401)
Intercompany balances	7,587	(12,313)	3,982	744	—	—
Proceeds from sale of equipment	—	—	5	—	—	5

Net cash provided by (used in) investing activities	7,502	7,107	1,156	(2,599)	—	13,166

Cash flows from financing activities:
Proceeds from issuance of common stock	45,000	—	—	—	—	45,000
Third party fees	(204)	—	—	—	—	(204)
Principal payments of long-term debt	—	—	(18)	—	—	(18)
Deferred financing costs	(975)	—	—	—	—	(975)

Net cash provided by (used in) financing activities	43,821	—	(18)	—	—	43,803

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	50,909	1,410	(619)	(11,893)	—	39,807
Balance, beginning of period	79,234	7,508	(1,178)	24,080	—	109,644

Balance, end of period	$130,143	$8,918	$(1,797)	$12,187	$—	$149,451

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2002

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(843)	$(11,368)	$(3,378)	$2,814	$(12,775)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	4,153	445	—	4,598
Minority interest	—	—	—	—	(281)	(281)
(Gain) / Loss on sale of assets	—	—	26	69	—	95
Equity in loss from Macau	—	—	2,533	—	(2,533)	—
Incidental operations	—	—	1,971	—	—	1,971
Increase (decrease) in cash from changes in:
Receivables, net	—	—	178	(1)	—	177
Inventories and prepaid expenses	—	—	95	(2)	—	93
Accounts payable and accrued expenses	—	(32)	3,452	2,896	—	6,316

Total adjustments	—	(32)	12,408	3,407	(2,814)	12,969

Net cash provided by (used in) operating activities	—	(875)	1,040	29	—	194

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(341)	(28,339)	(90)	—	(28,770)
Restricted cash and Investments	—	(1,788)	1	(125)	—	(1,912)
Investment in subsidiaries	—	—	(23,822)	—	23,822	—
Other assets	—	(588)	(682)	—	(18)	(1,288)
Intercompany balances	—	3,641	3,584	(7,225)	—	—
Proceeds from sale of equipment	—	—	—	8,007	—	8,007

Net cash provided by (used in) investing activities	—	924	(49,258)	567	23,804	(23,963)

Cash flows from financing activities:
Equity contributions	—	—	173,494	23,804	(23,804)	173,494
Macau minority contributions	—	—	—	2,597	—	2,597
Principal payments of long-term debt	—	—	(18)	—	—	(18)
Deferred financing costs	—	—	(3,712)	—	—	(3,712)

Net cash provided by financing activities	—	—	169,764	26,401	(23,804)	172,361

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	49	121,546	26,997	—	148,592
Balance, beginning of period	—	(49)	39,317	—	—	39,268

Balance, end of period	$—	$—	$160,863	$26,997	$—	$187,860

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(19,121)	$(10,688)	$(51,065)	$(15,490)	$14,626	$(81,738)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	1	32	23,391	2,071	—	25,495
Minority interest	—	—	—	—	(2,559)	(2,559)
Amortization of deferred compensation	1,634	—	—	—	—	1,634
Amortization of deferred financing costs	—	628	—	—	—	628
(Gain) / Loss on sale of fixed assets	—	—	299	69	—	368
Equity in loss from Macau	12,067	—	—	—	(12,067)	—
Incidental operations	—	—	6,510	—	—	6,510
Increase (decrease) in cash from changes in:
Receivables, net	—	(1)	8,199	(6)	—	8,192
Inventories and prepaid expenses	(592)	(138)	(617)	(55)	—	(1,402)
Accounts payable and accrued expenses	474	11,254	(8,752)	180	—	3,156

Total adjustments	13,584	11,775	29,030	2,259	(14,626)	42,022

Net cash provided by (used in) operating activities	(5,537)	1,087	(22,035)	(13,231)	—	(39,716)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	(270,718)
Capital expenditures, net of construction payables	(85)	(160,745)	(108,875)	(13,095)	—	(282,800)
Restricted cash and Investments	—	(592,927)	(2,788)	(50,600)		(646,315)
Investment in subsidiaries	(597,295)	(11,925)	(551,867)	—	1,161,087	—
Other assets	—	(7,807)	15	(188)	—	(7,980)
Intercompany balances	(372,171)	224,561	96,271	41,322	10,017	—
Proceeds from sale of equipment	—	—	1,646	7,917	—	9,563

Net cash used in investing activities	(969,551)	(548,843)	(836,316)	(14,644)	1,171,104	(1,198,250)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	35,012	(1,171,104)	675,007
Equity distributions	—	—	(110,482)	—	—	(110,482)
Proceeds from issuance of common stock	536,844	—	—	—	—	536,844
Third party fees	(26,758)	—	(10,800)	—	—	(37,558)
Macau minority contributions	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	—	381,334	125,000	—	—	506,334
Principal payments of long-term debt	—	—	(153,603)	—	—	(153,603)
Deferred financing costs	(975)	(61,735)	(1,465)	—	—	(64,175)
Proceeds from issuance of related party loan	—	—	100,000	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	(70,000)

Net cash provided by financing activities	1,105,231	556,674	856,554	40,062	(1,171,104)	1,387,417

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	130,143	8,918	(1,797)	12,187	—	149,451
Balance, beginning of period	—	—	—	—	—	—

Balance, end of period	$130,143	$8,918	$(1,797)	$12,187	$—	$149,451

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Forward-Looking Statements” below.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax laws and regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to completion of our Wynn Las Vegas casino resort on time and within budget, competition in the casino/hotel and resorts industry, doing business in foreign locations such as Macau (including the risks associated with Macau’s new and largely untested gaming regulatory framework), new development and construction activities of competitors, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of casino spending and vacationing, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that Severe Acute Respiratory Syndrome may continue to have on the travel and leisure industry and the consequences of the US presence in Iraq and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries (where applicable), “Wynn Resorts” or the “Company”, and which may also be referred to as “we”, “us” or “our”) was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project formerly named “Le Rêve” and recently re-named “Wynn Las Vegas.”

In June 2000, Valvino purchased the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino closed the operations of the hotel and casino after approximately ten weeks to focus on the design and development of Wynn Las Vegas on part of the Desert Inn site, and has demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Wynn Las Vegas. The remaining Desert Inn structures have been converted into offices and will continue to be used as offices at least through the completion of constructing Wynn Las Vegas. Valvino continued to operate the Desert Inn golf course through June 2002.

In June 2002, Valvino, through its majority (82.5%) owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into a concession agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau the right to construct and operate one or more casino gaming properties in Macau. Our first casino resort in Macau is herein referred to as “Wynn Macau.”

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests in Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. Hereafter, all references to the “Company” refer to Wynn Resorts and its subsidiaries, or Valvino and its subsidiaries as Wynn Resorts’ predecessor company.

On October 25, 2002, we completed the initial public offering of approximately $450 million of our common stock (before underwriting discounts and commissions) and our subsidiaries Wynn Las Vegas, LLC and Wynn Capital Corp. concurrently issued $370 million aggregate principal amount of 12% second mortgage notes (the “Notes”) and obtained commitments for a $750 million senior secured revolving credit facility (the “Revolver”), a $250 million delay draw senior secured term loan facility (the “Term Loans”) and a $188.5 million FF&E facility. These funds are being, and will continue to be, used to fund construction of Wynn Las Vegas and to provide funds for investment in Wynn Macau in addition to the $23.8 million already invested in Wynn Macau. Approximately $1.8 billion of these funds have been obtained specifically for constructing and equipping Wynn Las Vegas.

On November 11, 2002, the underwriters of the initial public offering exercised in full a 3,219,173 share overallotment option, resulting in additional net proceeds of approximately $38.9 million, net of the underwriting discounts and commissions of approximately $2.9 million.

On June 20, 2003, we entered into a strategic business alliance with a company having the exclusive concession to operate casinos in Monaco. In connection therewith, we sold 3,000,000 shares of the our common stock to that company for $45 million in a privately negotiated, all-cash transaction.

On July 7, 2003, we completed a private placement under Rule 144A of the Securities Act of 1933, as amended, of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Subsequently, on July 30, 2003, we completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers.

Our efforts have been devoted principally to: (i) the design, development, financing and construction of Wynn Las Vegas and (ii) the design, pre-construction, preliminary financing and land acquisition efforts related to the anticipated project in Macau. The financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC, subsidiaries engaged principally in the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. We also continue to operate an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal collection of Stephen A. and Elaine Wynn.

Development and Construction Activities

Our activities have included arranging the design, development, construction and financing of Wynn Las Vegas and applying for certain permits, licenses and approvals necessary for the development and operation of Wynn Las Vegas. We are constructing and plan to operate Wynn Las Vegas as part of a world-class destination casino resort which, together with the new golf course located behind the hotel, will occupy approximately 192 acres of a 212-acre parcel of land on the Las Vegas Strip in Las Vegas, Nevada. Construction of Wynn Las Vegas began with groundbreaking in October 2002 and we expect Wynn Las Vegas to commence operations in April 2005. The Company is subject to a number of uncertainties relating to the development of the Wynn Las Vegas project, including, but not limited to, the timing of the construction and changes in the guaranteed maximum price under the construction contract due to delays or certain other issues. Construction projects of this nature entail significant risks, and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delays and construction change orders may occur. Such delays or change orders could have a material adverse affect on our liquidity and operations. Wynn Las Vegas also will be required to obtain a state gaming license and county gaming and liquor license before it is able to fully commence operations.

On June 24, 2002, Wynn Macau, S.A. entered into a 20-year concession agreement with the government of Macau granting Wynn Macau the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest no less than a total of 4 billion patacas (approximately US $ 514.8 million at the June 30, 2003 exchange rate) in Macau-related projects by June 2009, and to commence operations of its first permanent casino resort in Macau no later than December 2006. The Company is subject to a number of uncertainties relating to the development of the Macau project, including risks associated with doing business in foreign locations such as Macau and risks associated with Macau’s new and largely untested gaming regulatory framework. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. We have begun to assemble the Wynn Macau management team, Wynn Macau, S.A. will not close its land acquisition or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and 3) obtaining certain relief related to Macau’s tax regulations. We believe the necessary legislative and regulatory changes will be introduced in the fourth quarter of 2003. However, we cannot assure you that such proposed legislative and regulatory changes will be introduced or, if introduced, will be enacted.

As of June 30, 2003, Wynn Macau was owned 82.5% by the Company through a series of wholly-owned and partially owned domestic and foreign subsidiaries, none of which is a guarantor of, or otherwise restricted by, the Notes or the other debt facilities related to Wynn Las Vegas.

Consistent with travel warnings issued by the World Health Organization relating to Severe Acute Respiratory Syndrome, known as SARS, we restricted employee travel to Macau and Hong Kong for the first six months of 2003. However, the World Health Organization has rescinded its Travel Advisory related to Hong Kong and Macau and consequently, restrictions on employee travel to the region have also been rescinded. To date, SARS has not significantly affected the planning of our Macau project. However, a resurgence of SARS could negatively impact business activity in the travel and leisure industry in Asia, which could adversely affect or delay the financing and development of our Macau project.

Results of Operations

We have not commenced principal operations and therefore, as is customary for a development stage company, revenues are not significant. Consequently, as is customary for a development stage company, we have incurred losses in each period from inception to June 30, 2003. Management expects these losses to continue until planned principal operations have commenced. We do not expect that operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter. We cannot assure you that we will be able to operate either Wynn Las Vegas or Wynn Macau at a profit once they are completed.

Results of operations for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Our development operations resulted in a net loss for the three months ended June 30, 2003, of approximately $12.7 million, a $4.8 million or 61% increase over the net loss of approximately $7.9 million for the three-month period ended June 30, 2002, due generally to increased development activities.

Total revenues for the three months ended June 30, 2003, of $285,000 increased approximately $143,000 or 101% from total revenues of approximately $142,000 for the three months ended June 30, 2002. The increase is due to increases of $84,000 or 215% over the comparable prior period in aircraft revenues, due primarily to increased personal usage of the corporate aircraft, and $28,000 or 54% and $31,000 or 65% increases over the comparable period in art gallery and retail revenues, respectively, due to increased patronage.

Total expenses for the three months ended June 30, 2003 increased approximately $5.1 million, or 60% to $13.8 million, as compared to $8.7 million for the three months ended June 30, 2002. This increase was primarily due to an approximately $5 million or 82% increase in pre-opening costs to $11.2 million for the three months ended June 30, 2003 from $6.2 million for the three months ended June 30, 2002. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. We expect pre-opening costs to continue to increase as development of Wynn Las Vegas, and Wynn Macau pre-development activities, progress.

Other income—net for the three months ended June 30, 2003, decreased approximately $104,000 to approximately $246,000 from approximately $350,000 during the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2003, increased approximately $2 million to approximately $2.3 million or 705% over the interest expense of approximately $284,000 for the three months ended June 30, 2002, due primarily to the commitment fees related to certain of the unused outstanding debt facilities entered into in October 2002. Offsetting the increase in interest expense is an increase in interest income for the three months ended June 30, 2003 of approximately $1.9 million or 299% over interest income of approximately $634,000 for the three months ended June 30, 2002 as a result of the significant increase in invested cash from the net proceeds from equity and debt financing activity.

Results of operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Our development operations resulted in a net loss for the six months ended June 30, 2003, of approximately $21.7 million, a $8.9 million or 70% increase over the net loss of approximately $12.8 million for the six-month period ended June 30, 2002, due generally to increased development activities.

Total revenues for the six months ended June 30, 2003, of $478,000 decreased approximately $254,000 or 35% from total revenues of approximately $732,000 for the six months ended June 30, 2002. We sold our original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC. The new aircraft is not licensed for charter services; consequently, charter revenues, which now consist solely of fees charged for personal usage by certain executive officers, have decreased significantly, thus decreasing aircraft revenues by approximately $340,000 or 66% to $173,000 for the six months ended June 30, 2003 from $513,000 during the six months ended June 30, 2002. Offsetting the decrease in aircraft revenues are increases in revenues from the art gallery and the retail shop of approximately $35,000 and $51,000, respectively, due to increased patronage.

Total expenses for the six months ended June 30, 2003 increased approximately $11.2 million, or 79% to $25.3 million, as compared to $14.1 million for the six months ended June 30, 2002 primarily due to an approximately $11.3 million or 128% increase in pre-opening costs to $20.1 million for the six months ended June 30, 2003 from $8.8 million for the six months ended June 30, 2002. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. We expect pre-opening costs to continue to increase as development of Wynn Las Vegas, and Wynn Macau pre-development activities, progress.

Other income—net for the six months ended June 30, 2003, increased approximately $1.1 million to approximately $1.5 million from approximately $344,000 during the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003, increased approximately $3.5 million to approximately $3.9 million or 768% over the interest expense of approximately $453,000 for the six months ended June 30, 2002, due primarily to the commitment fees related to certain of the unused outstanding debt facilities entered into in October 2002. Offsetting the increase in interest expense is an increase in interest income for the six months ended June 30, 2003 of approximately $4.6 million or 579% over interest income of approximately $797,000 for the six months ended June 30, 2002 as a result of the significant increase in invested cash from the net proceeds from equity and debt financing activity.

Certain trends that may affect development activities and future results of operations

In the near term, our development activities may be impacted by various economic factors, including, among other things, the availability and cost of materials, the availability of labor resources, interest rate levels and, specifically in connection with the Macau opportunity, foreign exchange rates and legislative and regulatory issues relating to gaming and income taxes. The strength and profitability of our business after our casinos open will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities that they will offer. Adverse changes in consumer preferences, discretionary income and general economic conditions as well as fears of recession, reduced consumer confidence in the economy, continued terrorist activities in the Middle East and a resurgence of SARS, could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

In addition, a recently enacted Nevada statute significantly increased, among other things, gaming taxes by 0.5% and instituted a business payroll tax of 0.65% on all wages. These fee and tax increases will increase our previously estimated tax liabilities and reduce our previously estimated cash flows and net income accordingly.

Liquidity and Capital Resources

Recent Developments

During the second quarter of 2003, we entered into two interest rate swap agreements to hedge the underlying interest rate risk on $825 million of our expected future floating-rate borrowings. See “Quantitative and Qualitative Disclosures About Market Risk” below.

On June 20, 2003, we entered into a strategic business alliance with Société des Bains de Mer et du Cercle des Etrangers à Monaco, a société anonyme Monegasque organized under the laws of the Principality of Monaco (“SBM”) that provides for, among other things, a mutual exchange of management expertise and the development of cross-marketing initiatives between SBM and us. Under an exclusive concession arrangement with the Principality of Monaco, SBM owns and operates Le Casino de Monte-Carlo, Le Cafe de Paris, and Sun Casinos. SBM also owns and operates the Hotel de Paris, the Hotel Hermitage, the Monte Carlo Beach Hotel, the Centre des Thermes Marins (Spa) and Monte-Carlo Sporting Club. In connection with the strategic alliance, we sold 3,000,000 shares of our common stock to SBM for $45 million in a privately negotiated, all cash transaction. In return, SBM has agreed, subject to certain exceptions, to refrain from transferring its shares prior to April 1, 2005, and will be entitled to certain registration rights thereafter.

On July 7, 2003, we consummated a private placement under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Subsequently, on July 30, 2003, we completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers. We will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. Approximately $44 million of the net proceeds of the offering were contributed to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities and is restricted to secure the payment of three years of scheduled interest payments as required by the indenture governing the Debentures. We intend to use the remaining net proceeds, after underwriters commissions of $7.5 million and other transaction costs, to help finance Wynn Macau and for general corporate purposes, including possibly financing potential future acquisitions or other investments.

Each $1,000 principal amount of the Debentures is convertible, at each holder’s option, into 43.4782 shares of our common stock (subject to adjustment as provided on the indenture governing the Debentures), a conversion rate equivalent to a conversion price of $23.00 per share. We may redeem some or all of the Debentures for cash on or after July 20, 2007 at prices specified in the indenture governing the Debentures. In addition, the holders may require us to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control in the Company. If any holder requires the repurchase of the Debentures, we may elect to pay the repurchase price in cash or shares of our common stock or a combination thereof.

The Debentures are guaranteed by Wynn Resorts Funding, LLC and Wynn Resorts has guaranteed the obligations of Wynn Resorts Funding, LLC. Other than with respect to three years of scheduled interest payments, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all our existing and future senior indebtedness, and equally with any existing and future subordinated indebtedness.

We have also agreed to file a shelf registration statement with respect to the resale of the Debentures, the guarantees and the common stock issuable upon conversion of the Debentures to become effective within 250 days after July 7, 2003.

Expected Capital Resources and Commercial Commitments

At June 30, 2003, we had approximately $149.5 million of cash and cash equivalents. In addition, we had approximately $646.3 million in restricted cash and investments from the proceeds of the Notes and our initial public offering of common stock. This amount is restricted in accordance with agreements governing our debt facilities, including $80 million restricted for a liquidity reserve and completion guarantee. The restricted cash and investments also includes approximately $2.5 million in cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed marketable debt securities as required by agreements governing the Company’s debt facilities.

As of June 30, 2003, approximately $759.2 million of the total Wynn Las Vegas project cost of approximately $2.4 billion (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred to fund the development and construction of Wynn Las Vegas. The remaining development and construction costs for Wynn Las Vegas are expected to be funded from a combination of our cash on hand from contributed capital and a majority of the net proceeds of the initial public offering of our common stock and the offering of the Notes, and additional borrowings under our debt facilities. Any delays or change orders with respect to the Wynn Las Vegas project could have a material adverse effect on our liquidity and operations. See “Development and Construction Activities.”

As of June 30, 2003, there have been no material changes to the information regarding our expected long-term indebtedness and material commercial commitments previously reported under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002.

Financing for the Macau Opportunity

We intend to invest additional capital in Wynn Macau as part of the financing of the Macau opportunity, in addition to the approximately $23.8 million we have already invested. We have additional capital available from a portion of the net proceeds we received from the initial public offering of our common stock (including as a result of the exercise of the overallotment option in connection therewith) and from the sale of the Debentures. We intend to use the net proceeds from the sale of the Debentures (see Recent Developments above) to help finance Wynn Macau and for general corporate purposes, including possibly financing potential future acquisitions or other investments. The minority investors in Wynn Macau are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A. We have obtained the services of architects and designers and have begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau. Wynn Macau, S.A. will not close its land acquisition or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and 3) obtaining certain relief related to Macau tax regulations. We believe the necessary legislative and regulatory changes will be introduced in the fourth quarter of 2003. However, we cannot assure you that such proposed legislative and regulatory changes will be introduced, or if introduced, will be enacted.

At the present time, we have not yet determined the amount or composition of financing that will be required to complete the project. If we decide to raise additional equity at the Wynn Resorts level or at the Wynn Macau, S.A. or intermediary holding company level to fund the Macau opportunity, stockholders would suffer direct or indirect dilution of their interests. Wynn Macau, S.A. currently has not received any commitments relating to financing from any third-party. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Wynn Las Vegas project. After construction of Wynn Macau, we intend to satisfy our remaining financial obligations, if any, under our concession agreement through the development of future phased expansions and, possibly, additional casino resorts.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. For example, we continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other international or domestic markets such as Illinois, where we recently placed a bid through a joint venture with an Illinois company for the tenth gaming license in Illinois, whether through acquisition, investment or development. Any such development could require us to obtain additional financing. We may also decide to conduct any such development directly through Wynn Resorts or indirectly through a line of subsidiaries separate from the Wynn Las Vegas or Wynn Macau, S.A. entities. In addition, Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by the board of directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and will increase our leverage ratio.

Furthermore, if completion of the Wynn Las Vegas project is delayed, then Wynn Las Vegas, LLC’s debt service obligations accruing prior to the actual opening of Wynn Las Vegas will increase correspondingly. Following the completion of Wynn Las Vegas, we expect the Wynn Las Vegas entities to fund their operations and capital requirements from operating cash flow and borrowings under the revolving credit facility. We cannot assure you, however, that the Wynn Las Vegas entities’ business will generate sufficient cash flow from operations or that future borrowings available to the Wynn Las Vegas entities under the credit facilities will be sufficient to enable the Wynn Las Vegas entities to service and repay their indebtedness and to fund their other liquidity needs. We may need to refinance all or a portion of the Wynn Las Vegas entities’ indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness, including the credit facilities, the FF&E facility or Notes on acceptable terms or at all.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with the Revolver, the Term Loan facility (collectively, the “Credit Facilities”) and the FF&E Facility, each of which bear interest based on floating rates. We will attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings. The amount of outstanding borrowings under the various debt instruments is expected to increase once the proceeds of the initial public offerings of our common stock and the Notes have been used in the construction of Wynn Las Vegas and as the Macau project evolves. While we are required and have obtained interest rate protection through interest rate swap or other arrangements as described below, we cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

Consistent with our obligation under the Credit Facilities to obtain interest rate protection for at least $325 million of borrowings thereunder, in May 2003 and June 2003, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825 million of our expected future borrowings under our Credit Facilities, which bear interest at LIBOR plus 4% and LIBOR plus 5.5%, on the Revolver and Term Loans, respectively, and mature in October 2008 and October 2009, respectively.

Under these interest rate swap arrangements, we will receive payments at a variable rate of LIBOR and pay a fixed rate of 2.653% under the May 2003 swap agreement and 2.690% under the June 2003 swap agreement on notional amounts set forth in the swap instruments. These notional amounts gradually increase from approximately $12.4 million to $325 million during the period from March 1, 2004 through December 1, 2006, on the May 2003 swap instrument, and from approximately $60 million to $500 million during the period from October 26, 2004 through December 26, 2006, on the June 2003 swap instrument. These graduated notional amounts are designed to correspond with the amounts and timing of our expected borrowings under the Credit Facilities. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient LIBOR-based borrowings are outstanding under the Credit Facilities, and effectively fix the interest rate on borrowings under the Revolver at approximately 6.653% and 6.690%, respectively and at approximately 8.153% and 8.190%, respectively on borrowings under the Term Loans. Any ineffectiveness will increase our recorded interest expense in our consolidated financial statements.

As of June 30, 2003, we recorded in other assets the fair value of the net effect of these two interest rate swaps of approximately $265,000. Since there was no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the three and six-month periods ended June 30, 2006.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Inflation and Foreign Currency Risks

We believe that our results of operations are not affected by moderate changes in the inflation rate.

The currency used in our concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

Because our payment and expenditure obligations under the concession agreement are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau, S.A.’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau, S.A. operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. We intend to spend any Macau patacas received on local casino operating expenses. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau, S.A.’s ability to service its debt, its results of operations and its financial condition. We have not yet determined whether we will engage in currency hedging activities to protect against foreign currency risk.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Wynn Resorts, Limited is a defendant in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and we note that litigation inherently involves significant costs.

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

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the conditions, covenants and restrictions recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, Valvino filed an action seeking declaratory and other equitable relief and to finally resolve all issues relating to its real property. Valvino also asserted claims for damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino’s subsidiaries that now own the golf course land and several of the residential lots, have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for October 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul-de-sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-sac, and has relandscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Wynn Las Vegas utilities in part of Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs. The court has also permitted Wynn Las Vegas to begin construction of a golf course maintenance facility on some of the former residential lots.

The plaintiffs sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. However, the Nevada Supreme Court reversed this ruling on appeal and vacated the injunction.

Discovery in this case is currently ongoing. While no assurances can be made with respect to any litigation, Valvino is vigorously contesting all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their claims and the conditions, covenants and restrictions on the lots remain in effect, we may have to adjust our current plans for the construction of the Wynn Las Vegas golf course by redesigning some of the holes located on the periphery of the course. In addition, if the court finds that there is an implied equitable restriction on the golf course lots, any future development of the golf course parcel for an alternative use may be restricted.

Several of the remaining homeowners have also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Planning Commission’s approval of Valvino’s application for a use permit, and a related roadway dedication agreement between Clark County and Valvino. Valvino is not a party to this action, but is required as a condition of the dedication agreement to defend and indemnify Clark County. The other action concerns the Clark County Planning Commission’s approval of Valvino’s application for design review of the maintenance facility. Valvino and Wynn Resorts, Limited are parties to this action. Both of these actions are in the initial stages of litigation. Valvino intends to vigorously contest the homeowners’ claims.

Item 2.    Changes in Securities and Use of Proceeds

On June 20, 2003, we entered into a strategic business alliance with Société des Bains de Mer et du Cercle des Etrangers à Monaco, a société anonyme Monegasque organized under the laws of the Principality of Monaco (“SBM”) that is not a U.S. person within the meaning of Regulation S of the Securities Act. The alliance provides for, among other things, a mutual exchange of management expertise and the development of cross-marketing initiatives between SBM and us. Under an exclusive concession with the Principality of Monaco, SBM owns and operates Le Casino de Monte-Carlo, Le Cafe de Paris, and Sun Casinos. SBM also owns and operates the Hotel de Paris, the Hotel Hermitage, the Monte Carlo Beach Hotel, the Centre des Thermes Marins (Spa) and Monte-Carlo Sporting Club. In connection with the strategic alliance, we sold 3,000,000 shares of our common stock to SBM for $45 million in a privately negotiated, all cash transaction consummated outside of the U.S. in reliance on Regulation S of the Securities Act. In return, SBM has agreed, subject to certain exceptions, to refrain from transferring its shares prior to April 1, 2005, and will be entitled to certain registration rights thereafter.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 13, 2003. At the meeting, Ronald J. Kramer, John A. Moran and Elaine P. Wynn were re-elected to the Board of Directors to serve for a term of three years until the 2006 Annual Meeting of Stockholders. The result of the stockholder vote for each nominee was 74,474,544 votes cast FOR each nominee and 56,623 abstentions. No votes were cast AGAINST any nominee. The terms of Directors Stephen A. Wynn, Kazuo Okada, Robert J. Miller, Alvin V. Shoemaker, Stanley R. Zax and Allan Zeman did not expire at the meeting and, consequently, these Directors were not nominated for re-election and continue to serve on the Company’s Board of Directors.

In addition, a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors of the Company was approved, with 70,158,360 votes cast FOR, 4,372,707 votes cast AGAINST and 100 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

4.1	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco. (3)

*4.2

Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).

*4.3	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.

*4.4	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.

*4.5

Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.

*4.6	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.

*10.1

Amendment to Multiple Deeds of Trust, Leasehold Deeds of Trust, Assignments of Rents and Leases, Security Agreements and Fixture Filings, dated as of April 23, 2003, made by Wynn Las Vegas, LLC; Wynn Resorts Holdings, LLC; Valvino Lamore, LLC and Palo, LLC to Nevada Title Company, as Trustee for the benefit of Deutsche Bank Trust Company Americas, as Administrative Agent.

*10.2

First Amendment to Credit Agreement and Other Loan Documents, dated as of May 28, 2003, by and between Deutsche Bank Trust Company Americas, as Administrative Agent—Wynn Las Vegas, LLC and the other Wynn Amendment Parties named therein.

*10.3

First Amendment to Second Amended and Restated Art Rental and Licensing Agreement, dated as of June 1, 2003 by and between Wynn Resorts Holding, LLC, Valvino Lamore, LLC, Wynn Resorts, Limited, and Stephen A. Wynn.

10.4	Purchase Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco. (3)

*10.5

Purchase Agreement, dated as of June 30, 2003, by and between Wynn Resorts, Limited, Wynn Resorts Funding, LLC and Deutsche Bank Securities Inc., as Representative of the initial purchasers named therein.

*31.1 *31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 13, 2003.

(b) Reports on Form 8K

On June 5, 2003, the Company filed a Current Report on Form 8-K dated May 28, 2003, announcing that it had amended certain documents relating to its outstanding indebtedness and entered into an interest rate swap agreement to hedge a portion of the underlying interest rate risk of borrowings under its credit facilities.

On June 13, 2003, the Company filed a Current Report on Form 8-K dated June 12, 2003, that attached and incorporated by reference a press release announcing that it had agreed to enter into a strategic business alliance with SBM.

On June 20, 2003, the Company filed a Current Report on Form 8-K dated June 20, 2003, that attached and incorporated by reference a press release announcing that it had entered into a strategic business alliance with SBM and consummated the sale of 3,000,000 shares of its common stock to SBM.

On June 26, 2003, the Company filed a Current Report on Form 8-K dated June 24, 2003, announcing that it had entered into an interest rate swap agreement to hedge an additional portion of the underlying interest rate risk of borrowings under its credit facilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 12, 2003	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)