Form 10-Q
period 2003-09-30
WYNN RESORTS LTD
filed 2003-11-13
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File No. 000-50028

WYNN RESORTS, LIMITED

(Exact name of Registrant as specified in its charter)

NEVADA	46-0484987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3145 Las Vegas Boulevard South - Las Vegas, Nevada 89109

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003
Common stock, $0.01 par value	82,351,957

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) - September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations (unaudited) - Three and nine months ended September 30, 2003 and 2002, and the period from inception to September 30, 2003	4

	Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2003 and 2002, and the period from inception to September 30, 2003	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 2.	Changes in Securities and Use of Proceeds	38

Item 6.	Exhibits and Reports on Form 8-K	40

Signature		41

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$346,574	$109,644
Restricted cash and investments	68,178	—
Receivables, net	207	184
Inventories	216	212
Prepaid expenses	2,528	2,010

Total current assets	417,703	112,050

Restricted cash and investments	513,270	792,877
Property and equipment, net	719,404	420,496
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	61,771	60,159
Other assets	13,765	5,619

Total assets	$1,733,313	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$40	$38
Accounts and construction payables	44,619	9,702
Accrued interest	24,383	8,159
Accrued compensation and benefits	2,686	1,359
Accrued expenses and other current liabilities	883	888

Total current liabilities	72,611	20,146

Construction retention	13,820	506
Long-term debt	634,604	382,153

Total liabilities	721,035	402,805

Minority interest	1,875	4,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 82,162,234 and 78,972,511 shares issued and outstanding	822	790
Additional paid-in capital	1,113,241	1,065,649
Deferred compensation - restricted stock	(12,809)	(14,771)
Accumulated other comprehensive income	5,729	—
Deficit accumulated from inception during the development stage	(96,580)	(60,055)

Total stockholders’ equity	1,010,403	991,613

Total liabilities and stockholders’ equity	$1,733,313	$1,398,601

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception to September 30,
	2003	2002	2003	2002	2003
Revenues:
Airplane	$89	$57	$261	$570	$2,054
Art gallery	84	78	236	195	550
Retail	83	66	232	163	496
Water	5	6	10	11	42

Total revenue	261	207	739	939	3,142

Expenses:
Pre-opening costs	12,069	6,353	31,978	15,183	74,693
Depreciation and amortization	638	2,167	4,990	6,765	26,132
(Gain) / Loss on sale of assets	1	(30)	(4)	75	369
Selling, general and administrative	193	193	445	466	1,443
Facility closure expenses	—	—	—	—	1,579
Cost of water	15	10	49	15	148
Cost of retail sales	40	28	114	87	241
Loss from incidental operations	579	169	1,075	434	2,938

Total expenses	13,535	8,890	38,647	23,025	107,543

Operating loss	(13,274)	(8,683)	(37,908)	(22,086)	(104,401)

Other income (expense):
Interest expense, net	(4,878)	(328)	(9,031)	(781)	(10,973)
Interest income	2,694	684	8,105	1,482	15,619

Other income (expense), net	(2,184)	356	(926)	701	4,646

Minority interest	615	133	2,309	415	3,175

Net loss accumulated during the development stage	$(14,843)	$(8,194)	$(36,525)	$(20,970)	$(96,580)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.18)	$(0.20)	$(0.46)	$(0.53)	$(1.94)
Diluted	$(0.18)	$(0.20)	$(0.46)	$(0.53)	$(1.94)
Weighted average common shares outstanding:
Basic	80,834	40,000	78,955	39,742	49,688
Diluted	80,834	40,000	78,955	39,742	49,688

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,		From Inception to September 30,
	2003	2002	2003
Cash flows from operating activities:
Net loss accumulated during the development stage	$(36,525)	$(20,970)	$(96,580)

Adjustments to reconcile net loss accumulated during during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	4,990	6,765	26,132
Minority interest	(2,309)	(415)	(3,175)
Amortization of deferred compensation	2,413	—	2,547
Amortization of deferred financing costs	9,535	—	9,535
(Gain) / loss on sale of assets	(4)	75	369
Incidental operations	—	1,971	6,780
Increase (decrease) in cash from changes in:
Receivables, net	(23)	377	7,774
Inventories and prepaid expenses	(522)	(657)	(1,583)
Accounts payable and accrued expenses	14,921	4,880	18,123

Total adjustments	29,001	12,996	66,502

Net cash used in operating activities	(7,524)	(7,974)	(30,078)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(250,666)	(37,529)	(401,466)
Restricted cash and investments	211,429	(1,912)	(581,448)
Other assets	(2,417)	(1,752)	(8,996)
Proceeds from sale of equipment	6	8,009	9,564

Net cash used in investing activities	(41,648)	(33,184)	(1,253,064)

Cash flows from financing activities:
Equity contributions	—	173,494	675,007
Equity distributions	—	—	(110,482)
Proceeds from issuance of common stock	45,000	—	536,844
Third party fees	(204)	—	(37,558)
Macau minority contributions	—	2,598	5,050
Proceeds from issuance of long-term debt	250,000	—	756,334
Principal payments of long-term debt	(28)	(25)	(153,613)
Payment of deferred financing costs	(8,666)	(6,569)	(71,866)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash provided by financing activities	286,102	169,498	1,629,716

Cash and cash equivalents:
Increase in cash and cash equivalents	236,930	128,340	346,574
Balance, beginning of period	109,644	39,268	—

Balance, end of period	$346,574	$167,608	$346,574

The accompanying condensed notes are an integral part of these consolidated financial statements

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries (where applicable), “Wynn Resorts” or the “Company”), was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project in Las Vegas formerly named “Le Rêve” and subsequently re-named “Wynn Las Vegas.”

In June 2000, Valvino purchased the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino closed the operations of the Desert Inn hotel and casino after approximately ten weeks to focus on the design and development of Wynn Las Vegas, and has demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Wynn Las Vegas on part of the Desert Inn site. The remaining Desert Inn structures have been converted into offices. Valvino continued to operate the Desert Inn golf course through June 2002.

In June 2002, Valvino, through its majority (82.5%) owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. The Company’s first anticipated casino resort in Macau is referred to herein as “Wynn Macau.”

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

On November 11, 2002, the underwriters of the initial public offering exercised in full a 3,219,173 share overallotment option, resulting in additional net proceeds of approximately $42 million before underwriting discounts and commissions of approximately $2.9 million. These funds are available for general corporate purposes.

On June 20, 2003, the Company entered into a strategic business alliance with Société des Bains de Mer et du Cercle des Etrangers à Monaco, a société anonyme Monegasque organized under the laws of the Principality of Monaco (“SBM”), that has an exclusive concession to operate casinos in Monaco. In connection therewith, the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company sold 3,000,000 shares of its common stock to SBM for $45 million in a privately negotiated, all-cash transaction. These funds are available for general corporate purposes.

On July 7, 2003, the Company completed a private placement under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Subsequently, on July 30, 2003, the Company completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers. These sales resulted in total net proceeds, before expenses, of $242.5 million, net of underwriting discounts and commissions of $7.5 million. The net proceeds of the offering, except for approximately $44 million contributed to a subsidiary of the Company to secure payment of the first three years of scheduled interest payments on the Debentures, are intended to be used to help finance Wynn Macau and for general corporate purposes, including possibly financing future potential acquisitions or other investments.

The Company’s efforts have been devoted principally to: (i) the design, development, financing and construction of Wynn Las Vegas and (ii) the concession process and the design, pre-construction, preliminary financing and land leasing efforts related to the anticipated project in Macau.

The financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC, subsidiaries engaged principally in the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. Through a separate subsidiary, the Company also operates an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal art collection of Stephen A. and Elaine P. Wynn.

Basis of Presentation

As a development stage company, the Company has spent significant amounts of money in connection with its development activities, primarily in the acquisition of land and other assets, in the design, development, financing and construction of Wynn Las Vegas, and in negotiation of the Macau concession arrangement, as well as the predevelopment design, preliminary financing and land leasing for Wynn Macau. The Company has not commenced principal operations and therefore its revenues are not significant. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to September 30, 2003. Management expects these losses to continue until planned principal operations have commenced. However, as a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in both the construction and development phases and in operating gaming facilities, including, but not limited to, receiving the appropriate permits for particular construction activities, securing a Nevada gaming license for the ownership and operation of Wynn Las Vegas, maintaining ongoing suitability requirements in Nevada and Macau, as well as fulfilling the requirements of Macau’s largely untested regulatory framework. The completion of the Wynn Las Vegas and Wynn Macau projects is dependent upon compliance with these rules and regulations. Management anticipates Wynn Las Vegas will cost approximately $2.4 billion to design and construct, including the cost of approximately 212 acres of land, capitalized interest, pre-opening expenses and financing fees. In addition, the Company is currently obligated to open Wynn Macau by December 2006, and to invest at least 4 billion patacas (equivalent to approximately US $518.4 million at the September 30, 2003 rate of exchange) in Macau by June 2009.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, however the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K, as amended.

2. Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic” or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the three and nine month periods ended September 30, 2002, the Company had no potentially dilutive securities and for all periods presented, the Company has recorded net losses. Accordingly, for the three and nine month periods ended September 30, 2003, and for the period from inception to September 30, 2003, the assumed exercise of stock options and the potential conversion of the Debentures was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at September 30, 2003 because to include them would have been anti-dilutive, include 1,430,000 shares under stock options, 1,328,061 shares under non-vested stock grants and 10,869,550 shares under the assumed conversion of the Debentures.

3. Employee Stock-Based Compensation

As of September 30, 2003, the Company has a stock-based employee compensation plan to provide stock compensation for directors, officers and key employees. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Period from Inception to September 30, 2003
Net loss as reported	$(14,843)	$(36,525)	$(96,580)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(888)	(1,205)	(1,514)

Proforma net loss	$(15,731)	$(37,730)	$(98,094)

Basic and diluted loss per share:
As reported	$(0.18)	$(0.46)	$(1.94)

Proforma	$(0.19)	$(0.48)	$(1.97)

4. Supplemental Disclosure of Cash Flow Information

Cash paid for interest for the nine months ended September 30, 2003 and 2002, and for the period from inception to September 30, 2003 totaled approximately $44.2 million, $328,000 and $52.5 million, respectively. Interest capitalized during the same periods amounted to $60.8 million, $0, and $80.6 million, respectively.

Amortization of deferred compensation capitalized into construction in progress for the nine months ended September 30, 2003 and 2002, and for the period from inception to September 30, 2003 totaled approximately $2.4 million, $0, and $2.6 million, respectively.

The increase in the fair value of interest rate swaps accounted for as cash flow hedges for the nine months ended September 30, 2003 and 2002, and for the period from inception to September 30, 2003 totaled approximately $5.7 million, $0 and $5.7 million, respectively.

Equipment purchases financed by debt totaled $0, $28.5 million and $28.5 million for the nine months ended September 30, 2003 and 2002 and the period from inception to September 30, 2003, respectively.

Advances and loans converted to contributed capital amounted to $0, $0 and $32.8 million for the nine months ended September 30, 2003 and 2002 and the period from inception to September 30, 2003, respectively.

During the period from inception to September 30, 2003, the Company acquired the Desert Inn Water Company, LLC and $6.4 million of receivables originally recorded as due from a related party on the balance sheet were reclassified as water rights owned by the Company. No such amounts were recorded during the nine months ended September 30, 2003 and 2002.

During the period from inception to September 30, 2003, the Company reduced the recorded amount of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Desert Inn Resort & Casino purchase. No such amounts were recorded during the nine months ended September 30, 2003 and 2002.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Related Party Transactions

Prior to August 2002, the Company periodically incurred costs on behalf of Mr. Wynn and certain other officers of the Company, including costs with respect to personal use of the corporate aircraft. These balances were settled at regular intervals, usually monthly. The last outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn and other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At September 30, 2003 and December 31, 2002, the Company’s net liability to Mr. Wynn and other officers was approximately $30,000 and $35,000, respectively.

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

Effective June 1, 2003, the lease terms were further amended. Under the terms of the June 1, 2003 amendment, Mr. and Mrs. Wynn agreed to lease The Wynn Collection to the Company for an annual fee of $1, and the Company is entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. The Company incurred a net loss of approximately $83,000 from the operation of the art gallery for the period from June 1, 2003 through September 30, 2003. Principally because of the increased cost of insurance, the Company anticipates that the gallery will operate at a loss prior to the opening of Wynn Las Vegas.

The Company also leases office space in Macau from a minority shareholder of Wynn Macau, S.A. on a month-to-month basis for approximately $5,500 per month.

6. Property and Equipment

Property and equipment as of September 30, 2003 and December 31, 2002, consist of the following (amounts in thousands):

	2003	2002
Land	$288,422	$288,422
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Airplane	38,000	38,000
Furniture, fixtures and equipment	4,825	4,192
Construction in progress	393,454	90,189

	741,621	437,723
Less: accumulated depreciation	(22,217)	(17,227)

	$719,404	$420,496

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas project.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Long-Term Debt

Long-term debt as of September 30, 2003 and December 31, 2002, consists of the following (amounts in thousands):

	2003	2002
12% Second Mortgage Notes, net of original issue discount of approximately $23.6 million and $26.1 million, respectively due 2010; effective interest at approximately 12.9%	$346,381	$343,900
6% Convertible Subordinated Debentures, due 2015	250,000	—
$188.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.1% and 5.4%, respectively)	38,000	38,000
Note payable - Land Parcel; at 8%	263	291

	634,644	382,191
Current portion of long-term debt	(40)	(38)

	$634,604	$382,153

On July 7, 2003, the Company consummated a private placement under Rule 144A of the Securities Act of $200 million aggregate principal amount of the Debentures. Subsequently, on July 30, 2003, the Company completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers. The Company will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. The Company contributed a total of approximately $44 million of the net proceeds of the sale to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities to secure the payment of the first three years of scheduled interest payments as required by the indenture governing the Debentures.

Each $1,000 principal amount of the Debentures is convertible at each holder’s option into 43.4782 shares of the Company’s common stock (subject to adjustment as provided in the indenture governing the Debentures), a conversion rate equivalent to a conversion price of $23.00 per share. The Company may redeem some or all of the debentures for cash on or after July 20, 2007 at prices specified in the indenture governing the Debentures. In addition, the holders may require the Company to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control of the Company. If any holder requires the repurchase of its Debentures, the Company may elect to pay the repurchase price in cash or shares of its common stock or a combination thereof.

The Debentures are guaranteed by Wynn Resorts Funding, LLC, and Wynn Resorts, Limited has guaranteed the obligations of Wynn Resorts Funding, LLC. It is not anticipated that Wynn Resorts Funding, LLC will have any assets other than the approximately $44 million contributed by Wynn Resorts, Limited from the net proceeds of the sale of the Debentures. Other than with respect to the first three years of scheduled interest payments, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

The Company has also agreed to file a shelf registration statement with respect to the resale of the Debentures, the guarantees and the common stock issuable upon conversion of the Debentures, to become effective on or before March 13, 2004.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of September 30, 2003, the Company recorded approximately $5.7 million in other assets to reflect the fair value of its two interest rate swaps entered into in the second quarter of 2003 to hedge the underlying interest rate risk on a total of $825 million of expected future borrowings under its existing credit and term loan facilities. Because there has been no ineffectiveness in the hedging relationships since the inception of the swaps, the corresponding changes in fair value of approximately $5.5 million and $5.7 million, respectively, are reported in other comprehensive income for the three and nine-month periods ended September 30, 2003.

8. Comprehensive Income (Loss)

Comprehensive income (loss) is a broad concept of an enterprise’s financial performance that includes all changes in equity during a period that arise from transactions and economic events from nonowner sources. Comprehensive income (loss) is net income (loss) plus “other comprehensive income (loss)”, which consists of revenues, expenses, gains and losses that do not affect net income under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the Company reflects the change in the fair value of interest rate swaps.

Comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception September 30,
	2003	2002	2003	2002	2003
	(in thousands)
Net loss	$(14,843)	$(8,194)	$(36,525)	$(20,970)	$(96,580)
Change in fair value of interest rate swaps	5,464	—	5,729	—	5,729

Comprehensive loss	$(9,379)	$(8,194)	$(30,796)	$(20,970)	$(90,851)

The accumulated comprehensive income reflected on the balance sheet at September 30, 2003 consists of the cumulative adjustment to the fair value of the Company’s interest rate swaps of approximately $5.7 million.

9. Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, by requiring that contracts with comparable characteristics be accounted for similarly to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement was effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 with no material impact on the Company’s consolidated financial position or results of operations.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments generally be classified as a liability as those instruments embody obligations of the issuer. This statement was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective beginning the interim period beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 on July 1, 2003, had no material impact upon its consolidated financial position or results of operations.

10. Commitments and Contingencies

Construction Contracts

The Company entered into an agreement with a construction contractor for guaranteed maximum price construction services, effective as of June 4, 2002 and subsequently amended(as amended, the “Construction Agreement”). The Construction Agreement currently covers approximately $928.1 million of the approximate $1.4 billion budgeted cost to construct Wynn Las Vegas, subject to increases based on, among other items, changes in the scope of the work. The Construction Agreement provides that the guaranteed maximum price will be increased and the deadline for the completion of construction extended on account of certain circumstances. The guaranteed maximum price also currently provides for an “owner contingency” of approximately $7.4 million to cover various items, including delays and scope changes resulting from the Company’s actions.

Effective June 6, 2002, the Company also entered into an agreement with a construction contractor for the design and construction of a parking structure for a maximum cost of $9.9 million, subject to specified exceptions. In addition, effective February 18, 2003 the Company entered into an agreement with a construction contractor for the construction of the golf course for a maximum cost of $16.6 million. Other construction contracts and committed construction purchase orders at September 30, 2003, totaled approximately $236.1 million. As a result, a total of approximately $1.2 billion has been committed to the construction of Wynn Las Vegas as of September 30, 2003. Of this amount, approximately $302.5 million has been spent through September 30, 2003. Future committed costs at September 30, 2003, under the Wynn Las Vegas construction contracts, therefore, total approximately $888.2 million.

Macau

Wynn Macau, S.A. has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest 4 billion patacas (approximately US $518.4 million as of September 30, 2003) in one or more casino projects in Macau by June 2009 and to commence operations of Wynn Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

The Company intends to invest additional capital in Wynn Macau as part of the financing of the Macau opportunity, in addition to the approximately $23.8 million already invested. While the Company has additional capital available from a portion of the net proceeds received from the initial public offering of its common stock (including the overallotment option exercise), the Company intends to use the net proceeds from the offering of the Debentures to help finance Wynn Macau as well as for general corporate purposes, including possibly financing potential future acquisitions or other investments. The minority investors in Wynn Macau are

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A.. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau, S.A. will not finalize any lease for land for any casino or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and 3) obtaining certain relief related to Macau tax regulations. The Company believes the necessary legislative and regulatory changes will be introduced in the fourth quarter of 2003. However, the Company cannot assure you that such proposed legislative and regulatory changes will be introduced or, if introduced, will be enacted.

Wynn Macau, S.A. has also obtained the services of architects and designers, has begun discussions to arrange the additional financing that would be required to complete Wynn Macau, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau, S.A. level or at the level of Wynn Macau S.A.’s direct or indirect parent companies other than Wynn Resorts, Limited. At the present time, Wynn Macau, S.A. has not determined the amount of financing that will be required. Wynn Macau, S.A. currently has not received any commitments relating to financing from any third party. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Wynn Las Vegas project.

Wynn Macau, S.A. is required under the Macau concession agreement to obtain a $700 million pataca (approximately US $90.7 million as of September 30, 2003) bank guarantee for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $38.9 million as of September 30, 2003) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau, S.A. currently has an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount, which must be replaced by another guarantee suitable under the concession agreement when Wynn Macau, S.A. commences construction of its first casino resort. Wynn Macau, S.A. pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau, S.A.’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Entertainment Services

The Company has entered into long-term agreements with a creative production company and its affiliated production services company for the licensing, creation, development and executive production of Wynn Las Vegas’ anticipated water-based entertainment production (the “Show”), whereby the Company is required to pay certain up-front creation and licensing fees, pay production costs and, upon opening of the production, pay a royalty of 10% of net ticket revenues and retail sales and 50% of the Show and retail profits to the production company as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the Show, which will coincide with the opening of Wynn Las Vegas, with one five-year renewal option.

The Company also has an option with respect to the development of a second production for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1 million and any additional project will require additional funds to develop.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2003 and December 31, 2002, other assets include $7.0 million and $4.8 million respectively, of amounts paid for creation and development costs in conjunction with the agreement.

Self-insurance

The Company is self-insured for medical and workers’ compensation up to a maximum of $40,000 per year for each insured person under the medical plan and $250,000 for each workers’ compensation claim. Amounts in excess of these thresholds are covered by the Company’s insurance programs.

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

Litigation

The Company is a party to various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and the Company notes that litigation inherently involves significant costs.

The Company is currently involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. The Company acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. The Company later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the former Desert Inn golf course. In total, the Company acquired 63 of the 75 residential lots, with Clark County having acquired two of the lots through eminent domain in 1994 as part of the widening of Desert Inn Road. The residential lots, previously known collectively as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions (“CC&R’s”) recorded against the lots in 1956 and amended from time to time since then.

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against the Company and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against the Company. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the CC&R’s recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways, as originally configured, for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, the Company filed an action seeking declaratory and other equitable relief and to finally resolve all issues relating to its real property. The Company also asserted claims for damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by the Company seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of the Company’s subsidiaries that now own the golf course land and several of the residential lots have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for November 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court has ordered that the Company is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, the Company was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul-de-sac, which ran to the interior of the golf course. The Company has removed all structures that were on its lots, together with the cul-de-sac, and has re-landscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Wynn Las Vegas utilities in part of Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs. The court has also permitted Wynn Las Vegas to begin construction of a golf course maintenance facility on some of the former residential lots.

The plaintiffs sought, and successfully obtained, a preliminary injunction to compel the Company to subsidize security to homeowners who reside near the project. However, the Nevada Supreme Court reversed this ruling on appeal and vacated the injunction.

Discovery in this case has been completed, and the court has ruled on various motions for summary judgment brought by the parties. Ms. Swain’s and the other homeowners’ claims that the CC&R’s and the Homeowners Association were not properly terminated have been dismissed, together with many other of their claims, including the claim purporting to restrict future re-development of the golf course. Similarly, all of the Company’s damages claims against the homeowners, including for abuse of process and intentional interference with contract rights, have been dismissed. A mandatory settlement conference has provided no resolution and a firm trial date has been set for November 4, 2003. While no assurances can be made with respect to any litigation, the Company has vigorously contested all of the homeowners’ claims and will continue to do so.

Several of the remaining homeowners have also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Planning Commission’s approval of the Company’s application for a use permit, and a related roadway dedication agreement between Clark County and the Company. The Company is not a party to this action, but is required as a condition of the dedication agreement to defend and indemnify Clark County. The other action concerns the Clark County Planning Commission’s approval of the Company’s application for design review of the maintenance facility. Both of these actions are in the initial stages of litigation. The Company intends to vigorously contest the homeowners’ claims.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”) which is the issuer of the Debentures, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp (the “Notes Issuers”) as the issuers of the Notes, the Notes Guarantors (other than Wynn Resorts), Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of September 30, 2003 and December 31, 2002, for the three and nine-month periods ended September 30, 2003 and 2002 and for the period from inception to September 30, 2003.

Guarantors of the Notes (other than Wynn Resorts) are Valvino, Wynn Design & Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, World Travel, LLC and Las Vegas Jet, LLC. Wynn Resorts Funding, LLC is a guarantor of the Debentures but not of the Notes. Wynn Group Asia, Inc. and all of its subsidiaries; Wynn Completion Guarantor, LLC; Desert Inn Improvement Company; Rambas Marketing, LLC; Worldwide Wynn, LLC; Toasty, LLC and Kevyn, LLC are not guarantors of the Notes. In October 2002, Valvino transferred certain of its assets, including its equity interests in certain of its subsidiaries which do not guarantee the Notes, to Wynn Resorts. In addition, Valvino transferred certain of its assets, including its equity interests in Las Vegas Jet, LLC and World Travel, LLC directly to Wynn Las Vegas. Because these transfers were between entities under common control, in accordance with SFAS No. 141, “Business Combinations,” the assets and liabilities of the entities acquired have been recorded by the acquiring subsidiary at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$329,917	$12,984	$(3,530)	$—	$7,203	$—	$346,574
Restricted cash and investments	—	68,178	—	—	—	—	68,178
Receivables, net	—	—	200	—	7	—	207
Inventories	—	—	216	—	—	—	216
Prepaid expenses	105	124	2,241	—	58	—	2,528

Total current assets	330,022	81,286	(873)	—	7,268	—	417,703
Restricted cash and investments	—	415,592	3,263	44,140	50,275	—	513,270
Property and equipment, net	89	551,087	163,573	—	4,655	—	719,404
Water rights	—	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	—	1,000
Deferred financing costs	8,484	53,287	—	—	—	—	61,771
Investment in subsidiaries	556,213	8,229	504,649	—	—	(1,069,091)	—
Other assets	—	13,526	7	—	232	—	13,765
Intercompany balances	369,914	(493,454)	180,774	—	(57,234)	—	—

Total assets	$1,264,722	$630,553	$851,393	$44,140	$11,596	$(1,069,091)	$1,733,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$40	$—	$—	$—	$40
Accounts and construction payable	69	343	43,987	—	220	—	44,619
Accrued interest	3,542	20,841	—	—	—	—	24,383
Accrued compensation and benefits	708	897	931	—	150	—	2,686
Accrued expenses and other	—	—	875	—	8	—	883

Total current liabilities	4,319	22,081	45,833	—	378	—	72,611

Construction retention	—	—	13,820	—	—	—	13,820
Long-term debt	250,000	384,381	223	—	—	—	634,604

Total liabilities	254,319	406,462	59,876	—	378	—	721,035

Minority interest	—	—	—	—	—	1,875	1,875

Commitments and contingencies

Stockholders’ equity:
Common stock	822	—	—	—	18	(18)	822
Additional paid-in capital	1,113,241	237,075	899,017	44,024	30,027	(1,210,143)	1,113,241
Deferred compensation - restricted stock	(12,809)	—	(14,996)	—	—	14,996	(12,809)
Accumulated other comprehensive income	5,729	5,729	11,458	—	—	(17,187)	5,729
Deficit accumulated from inception during the development stage	(96,580)	(18,713)	(103,962)	116	(18,827)	141,386	(96,580)

Total stockholders’ equity	1,010,403	224,091	791,517	44,140	11,218	(1,070,966)	1,010,403

Total liabilities and stockholders’ equity	$1,264,722	$630,553	$851,393	$44,140	$11,596	$(1,069,091)	$1,733,313

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2002

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644
Receivables, net	—	12	166	6	—	184
Inventories	—	—	212	—	—	212
Prepaid expenses	344	93	1,518	55	—	2,010

Total current assets	79,578	7,613	718	24,141	—	112,050
Restricted cash and investments	—	742,605	23	50,249	—	792,877
Property and equipment, net	—	251,881	168,309	306	—	420,496
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	—	60,159	—	—	—	60,159
Investment in subsidiaries	532,472	8,684	512,419	—	(1,053,575)	—
Other assets	—	5,599	20	—	—	5,619
Intercompany balances	379,758	(454,927)	132,236	(57,067)	—	—

Total assets	$991,808	$622,614	$813,725	$24,029	$(1,053,575)	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$38	$—	$—	$38
Accounts and construction payable	9	3,099	6,468	126	—	9,702
Accrued interest	—	8,159	—	—	—	8,159
Accrued compensation and benefits	186	381	792	—	—	1,359
Accrued expenses and other	—	—	880	8	—	888

Total current liabilities	195	11,639	8,178	134	—	20,146

Construction retention	—	—	506	—	—	506
Long-term debt	—	381,900	253	—	—	382,153

Total liabilities	195	393,539	8,937	134	—	402,805

Minority interest	—	—	—	—	4,183	4,183

Commitments and contingencies

Stockholders’ equity:
Common stock	790	—	—	18	(18)	790
Additional paid-in capital	1,065,649	237,075	899,017	30,027	(1,166,119)	1,065,649
Deferred compensation - restricted stock	(14,771)	—	(19,753)	—	19,753	(14,771)
Deficit accumulated from inception during the development stage	(60,055)	(8,000)	(74,476)	(6,150)	88,626	(60,055)

Total stockholders’ equity	991,613	229,075	804,788	23,895	(1,057,758)	991,613

Total liabilities and stockholders’ equity	$991,808	$622,614	$813,725	$24,029	$(1,053,575)	$1,398,601

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$960	$—	$—	$(871)	$89
Art gallery	—	—	84	—	—	—	84
Retail	—	—	83	—	—	—	83
Royalty	1,500	—	—	—	—	(1,500)	—
Water	—	—	—	—	17	(12)	5

Total revenues	1,500	—	1,127	—	17	(2,383)	261

Expenses:
Pre-opening costs	4,896	4,641	1,472	—	1,904	(844)	12,069
Depreciation and amortization	1	26	611	—	—	—	638
(Gain) / Loss on sale of assets	—	—	1	—	—	—	1
Selling, general and administrative	—	—	220	—	1,503	(1,530)	193
Cost of water	—	—	9	—	15	(9)	15
Cost of retail sales	—	—	40	—	—	—	40
Loss from incidental operations	—	84	495	—	—	—	579

Total expenses	4,897	4,751	2,848	—	3,422	(2,383)	13,535

Operating loss	(3,397)	(4,751)	(1,721)	—	(3,405)	—	(13,274)

Other income (expense):
Interest expense, net	(3,532)	(1,234)	(5)	—	(107)	—	(4,878)
Interest income	739	1,655	8	116	176	—	2,694
Equity in loss of subsidiaries	(8,653)	7	(8,712)	—	—	17,358	—

Other income (expense), net	(11,446)	428	(8,709)	116	69	17,358	(2,184)

Minority interest	—	—	—	—	—	615	615

Net loss accumulated during the development stage	$(14,843)	$(4,323)	$(10,430)	$116	$(3,336)	$17,973	$(14,843)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2002

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,116	$—	$(1,059)	$57
Art gallery	—	—	78	—	—	78
Retail	—	—	66	—	—	66
Water	—	—	—	22	(16)	6

Total revenues	—	—	1,260	22	(1,075)	207

Expenses:
Pre-opening costs	—	760	5,247	1,381	(1,035)	6,353
Depreciation and amortization	—	—	2,167	—	—	2,167
(Gain) / Loss on sale of assets	—	—	(30)	—	—	(30)
Selling, general and administrative	—	—	228	(5)	(30)	193
Cost of water	—	—	—	20	(10)	10
Cost of retail sales	—	—	28	—	—	28
Loss from incidental operations	—	—	169	—	—	169

Total expenses	—	760	7,809	1,396	(1,075)	8,890

Operating loss	—	(760)	(6,549)	(1,374)	—	(8,683)

Other income (expense):
Interest expense, net	—	—	(328)	—	—	(328)
Interest income	—	9	673	2	—	684
Equity in loss of subsidiaries	—	—	(1,199)	—	1,199	—

Other income (expense), net	—	9	(854)	2	1,199	356

Minority interest	—	—	—	—	133	133

Net loss accumulated during the development stage	$—	$(751)	$(7,403)	$(1,372)	$1,332	$(8,194)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$2,528	$—	$—	$(2,267)	$261
Art gallery	—	—	236	—	—	—	236
Retail	—	—	232	—	—	—	232
Royalty	7,567	—	—	—	—	(7,567)	—
Water	—	—	—	—	45	(35)	10

Total revenues	7,567	—	2,996	—	45	(9,869)	739

Expenses:
Pre-opening costs	13,407	11,029	4,421	—	5,302	(2,181)	31,978
Depreciation and amortization	2	49	4,939	—	—	—	4,990
(Gain) / Loss on sale of assets	—	—	(4)	—	—	—	(4)
Selling, general and administrative	—	—	527	—	7,575	(7,657)	445
Cost of water	—	—	31	—	49	(31)	49
Cost of retail sales	—	—	114	—	—	—	114
Loss from incidental operations	—	233	842	—	—	—	1,075

Total expenses	13,409	11,311	10,870	—	12,926	(9,869)	38,647

Operating loss	(5,842)	(11,311)	(7,874)	—	(12,881)	—	(37,908)

Other income (expense):
Interest expense, net	(3,532)	(5,157)	(17)	—	(325)	—	(9,031)
Interest income	1,239	6,209	12	116	529	—	8,105
Equity in loss of subsidiaries	(28,390)	(454)	(21,607)	—	—	50,451	—

Other income (expense), net	(30,683)	598	(21,612)	116	204	50,451	(926)

Minority interest	—	—	—	—	—	2,309	2,309

Net loss accumulated during the development stage	$(36,525)	$(10,713)	$(29,486)	$116	$(12,677)	$52,760	$(36,525)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2002

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$2,442	$—	$(1,872)	$570
Art gallery	—	—	195	—	—	195
Retail	—	—	163	—	—	163
Water	—	—	—	56	(45)	11

Total revenues	—	—	2,800	56	(1,917)	939

Expenses:
Pre-opening costs	—	1,605	11,188	4,181	(1,791)	15,183
Depreciation and amortization	—	1	6,319	445	—	6,765
(Gain) / Loss on sale of assets	—	—	6	69	—	75
Selling, general and administrative	—	—	474	82	(90)	466
Cost of water	—	—	—	51	(36)	15
Cost of retail sales	—	—	87	—	—	87
Loss from incidental operations	—	—	434	—	—	434

Total expenses	—	1,606	18,508	4,828	(1,917)	23,025

Operating loss	—	(1,606)	(15,708)	(4,772)	—	(22,086)

Other income (expense):
Interest expense, net	—	—	(781)	—	—	(781)
Interest income	—	12	1,450	20	—	1,482
Equity in loss of subsidiaries	—	—	(3,732)	—	3,732	—

Other income (expense), net	—	12	(3,063)	20	3,732	701

Minority interest	—	—	—	—	415	415

Net loss accumulated during the development stage	$—	$(1,594)	$(18,771)	$(4,752)	$4,147	$(20,970)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$8,579	$—	$—	$(6,525)	$2,054
Art gallery	—	—	550	—	—	—	550
Retail	—	—	496	—	—	—	496
Royalty	7,567	—	—	—	—	(7,567)	—
Water	—	—	—	—	198	(156)	42

Total revenues	7,567	—	9,625	—	198	(14,248)	3,142

Expenses:
Pre-opening costs	18,685	16,443	36,799	—	9,009	(6,243)	74,693
Depreciation and amortization	2	58	24,001	—	2,071	—	26,132
(Gain) / Loss on sale of assets	—	—	300	—	69	—	369
Selling, general and administrative	—	—	1,287	—	7,953	(7,797)	1,443
Facility closure expenses	—	—	1,579	—	—	—	1,579
Cost of water	—	—	81	—	275	(208)	148
Cost of retail sales	—	—	241	—	—	—	241
Loss from incidental operations	—	324	2,614	—	—	—	2,938

Total expenses	18,687	16,825	66,902	—	19,377	(14,248)	107,543

Operating loss	(11,120)	(16,825)	(57,277)	—	(19,179)	—	(104,401)

Other income (expense):
Interest expense, net	(3,532)	(6,171)	(945)	—	(325)	—	(10,973)
Interest income	1,409	7,978	5,439	116	677	—	15,619
Equity in loss of subsidiaries	(83,337)	(3,695)	(51,179)	—	—	138,211	—

Other income (expense), net	(85,460)	(1,888)	(46,685)	116	352	138,211	4,646

Minority interest	—	—	—	—	—	3,175	3,175

Net loss accumulated during the development stage	$(96,580)	$(18,713)	$(103,962)	$116	$(18,827)	$141,386	$(96,580)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(36,525)	$(10,713)	$(29,486)	$116	$(12,677)	$52,760	$(36,525)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	2	49	4,939	—	—	—	4,990
Minority interest	—	—	—	—	—	(2,309)	(2,309)
Amortization of deferred compensation	2,413	—	—	—	—	—	2,413
Amortization of deferred financing costs	182	9,353	—	—	—	—	9,535
(Gain) / Loss on sale of assets	—	—	(4)	—	—	—	(4)
Equity in loss of subsidiaries	28,390	454	21,607	—	—	(50,451)	—
Increase (decrease) in cash from changes in:
Receivables, net	—	12	(34)	—	(1)	—	(23)
Inventories and prepaid expenses	239	(31)	(727)	—	(3)	—	(522)
Accounts payable and accrued expenses	4,124	10,442	111	—	244	—	14,921

Total adjustments	35,350	20,279	25,892	—	240	(52,760)	29,001

Net cash provided by (used in) operating activities	(1,175)	9,566	(3,594)	116	(12,437)	—	(7,524)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(92)	(246,021)	(204)	—	(4,349)	—	(250,666)
Restricted cash and Investments	—	258,835	(3,240)	(44,140)	(26)	—	211,429
Investment in subsidiaries	(44,024)	—	—	—	—	44,024	—
Other assets	—	(2,198)	13	—	(232)	—	(2,417)
Intercompany balances	9,844	(14,706)	4,695	—	167	—	—
Proceeds from sale of equipment	—	—	6	—	—	—	6

Net cash provided by (used in) investing activities	(34,272)	(4,090)	1,270	(44,140)	(4,440)	44,024	(41,648)

Cash flows from financing activities:
Equity contributions	—	—	—	44,024	—	(44,024)	—
Proceeds from issuance of common stock	45,000	—	—	—	—	—	45,000
Third party fees	(204)	—	—	—	—	—	(204)
Proceeds from issuance of long-term debt	250,000	—	—	—	—	—	250,000
Principal payments of long-term debt	—	—	(28)	—	—	—	(28)
Deferred financing costs	(8,666)	—	—	—	—	—	(8,666)

Net cash provided by (used in) financing activities	286,130	—	(28)	44,024	—	(44,024)	286,102

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	250,683	5,476	(2,352)	—	(16,877)	—	236,930
Balance, beginning of period	79,234	7,508	(1,178)	—	24,080	—	109,644

Balance, end of period	$329,917	$12,984	$(3,530)	$—	$7,203	$—	$346,574

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2002

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$—	$(1,594)	$(18,771)	$(4,752)	$4,147	$(20,970)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1	6,319	445	—	6,765
Minority interest	—	—	—	—	(415)	(415)
(Gain) / Loss on sale of assets	—	—	6	69	—	75
Equity in loss of subsidiaries	—	—	3,731	—	(3,731)	—
Incidental operations	—	—	1,971	—	—	1,971
Increase (decrease) in cash from changes in:
Receivables, net	—	—	383	(6)	—	377
Inventories and prepaid expenses	—	(14)	(587)	(56)	—	(657)
Accounts payable and accrued expenses	—	42	2,738	2,100	—	4,880

Total adjustments	—	29	14,561	2,552	(4,146)	12,996

Net cash provided by (used in) operating activities	—	(1,565)	(4,210)	(2,200)	1	(7,974)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(5)	(37,440)	(84)	—	(37,529)
Restricted cash and Investments	—	(1,788)	1	(125)	—	(1,912)
Investment in subsidiaries	(586,066)	—	(329,570)	—	915,636	—
Other assets	—	(3,267)	1,515	—	—	(1,752)
Intercompany balances	—	(2,498)	13,790	(11,292)	—	—
Proceeds from sale of equipment	—	—	8	8,001	—	8,009

Net cash provided by (used in) investing activities	(586,066)	(7,558)	(351,696)	(3,500)	915,636	(33,184)

Cash flows from financing activities:
Equity contributions	586,066	9,172	466,197	27,696	(915,637)	173,494
Macau minority contributions	—	—	—	2,598	—	2,598
Principal payments of long-term debt	—	—	(25)	—	—	(25)
Deferred financing costs	—	—	(6,569)	—	—	(6,569)

Net cash provided by financing activities	586,066	9,172	459,603	30,294	(915,637)	169,498

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	49	103,697	24,594	—	128,340
Balance, beginning of period	—	(49)	39,317	—	—	39,268

Balance, end of period	$—	$—	$143,014	$24,594	$—	$167,608

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(45,716)	$(15,472)	$(74,390)	$116	$(18,827)	$57,709	$(96,580)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	2	58	24,001	—	2,071	—	26,132
Minority interest	—	—	—	—	—	(3,175)	(3,175)
Amortization of deferred compensation	2,547	—	—	—	—	—	2,547
Amortization of deferred financing costs	182	9,353	—	—	—	—	9,535
(Gain) / Loss on sale of fixed assets	—	—	300	—	69	—	369
Equity in loss of subsidiaries	32,473	454	21,607	—	—	(54,534)	—
Incidental operations	—	—	6,780	—	—	—	6,780
Increase (decrease) in cash from changes in:
Receivables, net	—	—	7,781	—	(7)	—	7,774
Inventories and prepaid expenses	(105)	(124)	(1,296)	—	(58)	—	(1,583)
Accounts payable and accrued expenses	4,319	22,081	(8,655)	—	378	—	18,123

Total adjustments	39,418	31,822	50,518	—	2,453	(57,709)	66,502

Net cash provided by (used in) operating activities	(6,298)	16,350	(23,872)	116	(16,374)	—	(30,078)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	—	(270,718)
Capital expenditures, net of construction payables	(92)	(277,716)	(109,000)	—	(14,658)	—	(401,466)
Restricted cash and Investments	—	(483,770)	(3,263)	(44,140)	(50,275)	—	(581,448)
Investment in subsidiaries	(641,319)	(11,925)	(551,867)	—	—	1,205,111	—
Other assets	—	(8,797)	15	—	(214)	—	(8,996)
Intercompany balances	(369,914)	222,168	96,984	—	40,745	10,017	—
Proceeds from sale of equipment	—	—	1,647	—	7,917	—	9,564

Net cash used in investing activities	(1,011,325)	(560,040)	(836,202)	(44,140)	(16,485)	1,215,128	(1,253,064)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	44,024	35,012	(1,215,128)	675,007
Equity distributions	—	—	(110,482)	—	—	—	(110,482)
Proceeds from issuance of common stock	536,844	—	—	—	—	—	536,844
Third party fees	(26,758)	—	(10,800)	—	—	—	(37,558)
Macau minority contributions	—	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	250,000	381,334	125,000	—	—	—	756,334
Principal payments of long-term debt	—	—	(153,613)	—	—	—	(153,613)
Deferred financing costs	(8,666)	(61,735)	(1,465)	—	—	—	(71,866)
Proceeds from issuance of related party loan	—	—	100,000	—	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	—	(70,000)

Net cash provided by financing activities	1,347,540	556,674	856,544	44,024	40,062	(1,215,128)	1,629,716

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	329,917	12,984	(3,530)	—	7,203	—	346,574
Balance, beginning of period	—	—	—	—	—	—	—

Balance, end of period	$329,917	$12,984	$(3,530)	$—	$7,203	$—	$346,574

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax laws and regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to completion of our Wynn Las Vegas casino resort on time and within budget, competition in the casino/hotel and resorts industry, doing business in foreign locations such as Macau (including the risks associated with Macau’s new and largely untested gaming regulatory framework), new development and construction activities of competitors, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of casino spending and vacationing, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease such as Severe Acute Respiratory Syndrome may have on the travel and leisure industry and the consequences of the US presence in Iraq and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries (where applicable), “Wynn Resorts” or the “Company,” and which may also be referred to as “we”, “us” or “our”) was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project formerly named “Le Rêve” and subsequently re-named “Wynn Las Vegas.”

In June 2000, Valvino purchased the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino closed the operations of the hotel and casino after approximately ten weeks to focus on the design and development of Wynn Las Vegas on part of the Desert Inn site, and has demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Wynn Las Vegas. The remaining Desert Inn structures have been converted into offices. Valvino continued to operate the Desert Inn golf course through June 2002.

In June 2002, Valvino, through its majority (82.5%) owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into a concession agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau the right to construct and operate one or more casino gaming properties in Macau. Our first anticipated casino resort in Macau is herein referred to as “Wynn Macau.”

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

On October 25, 2002, we completed the initial public offering of approximately $450 million of our common stock (before underwriting discounts and commissions) and our subsidiaries Wynn Las Vegas, LLC and Wynn Capital Corp. concurrently issued $370 million aggregate principal amount of 12% second mortgage notes (the “Notes”) and obtained commitments for a $750 million senior secured revolving credit facility (the “Revolver”), a $250 million delay draw senior secured term loan facility (the “Term Loans”) and a $188.5 million FF&E facility (the “FF&E Facility”). These funds are being, and will continue to be, used to fund construction of Wynn Las Vegas and to provide funds for investment in Wynn Macau in addition to the $23.8 million already invested in Wynn Macau. Approximately $1.8 billion of these funds have been obtained specifically for constructing and equipping Wynn Las Vegas.

On November 11, 2002, the underwriters of the initial public offering exercised in full a 3,219,173 share overallotment option, resulting in additional net proceeds of approximately $42 million before underwriting discounts and commissions of approximately $2.9 million. These funds are available for general corporate purposes.

On June 20, 2003, we entered into a strategic business alliance with a company having the exclusive concession to operate casinos in Monaco. In connection therewith, we sold 3,000,000 shares of our common stock to that company for $45 million in a privately negotiated, all-cash transaction. These funds are available for general corporate purposes.

On July 7, 2003, we completed a private placement offering under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Subsequently, on July 30, 2003, we completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers. The net proceeds of the offering, except for approximately $44 million contributed to a subsidiary of the Company to secure payment of the first three years of scheduled interest payments on the Debentures, are intended to be used to help finance Wynn Macau and for general corporate purposes, including possibly financing future potential acquisitions or other investments.

Our efforts have been devoted principally to: (i) the design, development, financing and construction of Wynn Las Vegas and (ii) the concession process and the design, pre-construction, preliminary financing and land leasing efforts related to the anticipated project in Macau. The financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC, subsidiaries engaged principally in the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. We also continue to operate an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal collection of Stephen A. and Elaine P. Wynn.

Development and Construction Activities

Our activities have included arranging the design, development, financing and construction of Wynn Las Vegas and applying for certain permits, licenses and approvals necessary for the development and operation of

Wynn Las Vegas. We are constructing and plan to operate Wynn Las Vegas as part of a world-class destination casino resort which, together with the new golf course located behind the hotel, will occupy approximately 192 acres of an approximately 212-acre parcel of land on the Las Vegas Strip in Las Vegas, Nevada. Construction of Wynn Las Vegas began with groundbreaking in October 2002 and we expect Wynn Las Vegas to commence operations in April 2005. The Company is subject to a number of uncertainties relating to the development of the Wynn Las Vegas project, including, but not limited to, the timing of the construction and changes in the guaranteed maximum price under the construction contract due to delays or certain other issues. Construction projects of this nature entail significant risks, and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delays and construction change orders may occur. Such delays or change orders could have a material adverse affect on our liquidity and operations. Wynn Las Vegas also will be required to obtain a state gaming license and county gaming and liquor license before it is able to fully commence operations.

On June 24, 2002, Wynn Macau, S.A. entered into a 20-year concession agreement with the government of Macau granting Wynn Macau the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau to invest no less than a total of 4 billion patacas (approximately US $518.4 million at the September 30, 2003 exchange rate) in Macau-related projects by June 2009, and to commence operations of Wynn Macau no later than December 2006. The Company is subject to a number of uncertainties relating to the development of the Macau project, including risks associated with doing business in foreign locations such as Macau and risks associated with Macau’s new and largely untested gaming regulatory framework. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. We have obtained the services of architects and designers and have begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau. Wynn Macau, S.A. will not finalize any lease for land for any casino or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau, and 3) obtaining certain relief related to Macau’s tax regulations. We believe the necessary legislative and regulatory changes will be introduced in the fourth quarter of 2003. However, we cannot assure you that such proposed legislative and regulatory changes will be introduced or, if introduced, will be enacted.

As of September 30, 2003, Wynn Macau was owned 82.5% by the Company through a series of wholly-owned and partially owned domestic and foreign subsidiaries, none of which is a guarantor of, or otherwise restricted by, the Notes, the Debentures or the other debt facilities related to Wynn Las Vegas.

Consistent with travel warnings issued by the World Health Organization relating to Severe Acute Respiratory Syndrome, known as SARS, we restricted employee travel to Macau and Hong Kong for the first six months of 2003. However, the World Health Organization has rescinded its Travel Advisory related to Hong Kong and Macau and consequently, restrictions on employee travel to the region have also been rescinded. To date, SARS has not significantly affected the planning of our Macau project. However, a resurgence of SARS, or the outbreak of a similar infectious disease, could negatively impact business activity in the travel and leisure industry in Asia, which could adversely affect or delay the financing and development of our Macau project.

Results of Operations

We have not commenced principal operations and therefore, as is customary for a development stage company, revenues are not significant. Consequently, as is customary for a development stage company, we have incurred losses in each period from inception to September 30, 2003. Management expects these losses to continue until planned principal operations have commenced. We do not expect that operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter. We cannot assure you that we will be able to operate either Wynn Las Vegas or Wynn Macau at a profit once they are completed.

Results of operations for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Our development operations resulted in a net loss for the three months ended September 30, 2003, of approximately $14.8 million, a $6.6 million or 81% increase over the net loss of approximately $8.2 million for the three-month period ended September 30, 2002, due to increased development activities.

Total revenues for the three months ended September 30, 2003, of $261,000 increased approximately $54,000 or 26% from total revenues of approximately $207,000 for the three months ended September 30, 2002. The increase is due to increases of $32,000 or 56% over the comparable prior period in aircraft revenues, due primarily to increased personal usage of the corporate aircraft, and $6,000 or 8% and $17,000 or 26% increases over the comparable period in art gallery and retail revenues, respectively, due to increased patronage.

Total expenses for the three months ended September 30, 2003 increased approximately $4.6 million, or 52% to approximately $13.5 million, as compared to approximately $8.9 million for the three months ended September 30, 2002. This increase was primarily due to an approximately $5.7 million or 90% increase in pre-opening costs to $12.1 million for the three months ended September 30, 2003 from $6.4 million for the three months ended September 30, 2002, offset by a decrease in depreciation and amortization expenses of approximately $1.5 million from approximately $2.2 million for the three months ended September 30, 2002 to approximately $638,000 for the three months ended September 30, 2003. The increase in pre-opening costs, which consist primarily of salaries and wages, including non-recurring employee separation expenses of approximately $1.4 million, and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. We expect pre-opening costs to continue to increase as development of Wynn Las Vegas, and Wynn Macau pre-development activities, progress. The decrease in depreciation and amortization expenses is a result of most current buildings and improvements becoming fully depreciated in June of 2003.

Other income/(expense)—net for the three months ended September 30, 2003, changed by approximately $2.5 million to an expense of approximately $2.2 million from approximately $356,000 of income during the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2003, increased approximately $4.6 million to approximately $4.9 million or 1387% over the interest expense of approximately $328,000 for the three months ended September 30, 2002, due primarily to the commitment fees related to certain of the unused outstanding debt facilities entered into in October 2002. Offsetting the increase in interest expense is an increase in interest income for the three months ended September 30, 2003 of approximately $2.0 million or 294% over interest income of approximately $684,000 for the three months ended September 30, 2002 as a result of the significant increase in invested cash from the net proceeds from equity and debt financing activity.

Results of operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Our development operations resulted in a net loss for the nine months ended September 30, 2003, of approximately $36.5 million, a $15.5 million or 74% increase over the net loss of approximately $21.0 million for the nine-month period ended September 30, 2002, due generally to increased development activities.

Total revenues for the nine months ended September 30, 2003, of $739,000 decreased approximately $200,000 or 21% from total revenues of approximately $939,000 for the nine months ended September 30, 2002. We sold our original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC. The new aircraft is not licensed for charter services; consequently, charter revenues, which now consist solely of fees charged for personal usage by certain executive officers, have decreased significantly, thus decreasing aircraft revenues by approximately $309,000 or 54% to $261,000 for the nine months ended September 30, 2003 from $570,000 during the nine months ended September 30, 2002. Offsetting the decrease in aircraft revenues are increases in revenues from the art gallery and the retail shop of approximately $41,000 and $69,000, respectively, due to increased patronage.

Total expenses for the nine months ended September 30, 2003 increased approximately $15.6 million, or 68% to $38.6 million, as compared to $23.0 million for the nine months ended September 30, 2002 primarily due to an approximately $16.8 million or 111% increase in pre-opening costs to $32.0 million for the nine months ended September 30, 2003 from $15.2 million for the nine months ended September 30, 2002, offset by a decrease in depreciation and amortization expenses of approximately $1.8 million from approximately $6.8 million for the nine months ended September 30, 2002 to approximately $5.0 million for the nine months ended September 30, 2003. The increase in pre-opening costs, which consist primarily of salaries and wages, including non-recurring employee separation expenses of approximately $1.4 million, and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. We expect pre-opening costs to continue to increase as development of Wynn Las Vegas, and Wynn Macau pre-development activities, progress. The decrease in depreciation and amortization expenses is a result of most current buildings and improvements becoming fully depreciated in June of 2003.

Other income/(expense)—net for the nine months ended September 30, 2003, changed by approximately $1.6 million to an expense of approximately $926,000 from approximately $701,000 of income during the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003, increased approximately $8.3 million to approximately $9.0 million or 1056% over the interest expense of approximately $781,000 for the nine months ended September 30, 2002, due primarily to the commitment fees related to certain of the unused outstanding debt facilities entered into in October 2002. Offsetting the increase in interest expense is an increase in interest income for the nine months ended September 30, 2003 of approximately $6.6 million or 447% over interest income of approximately $1.5 million for the nine months ended September 30, 2002 as a result of the significant increase in invested cash from the net proceeds from equity and debt financing activity.

Certain trends that may affect development activities and future results of operations

In the near term, our development activities may be impacted by various economic factors, including, among other things, the availability and cost of materials, the availability of labor resources, interest rate levels and, specifically in connection with the Macau opportunity, foreign exchange rates and legislative and regulatory issues relating to gaming and income taxes. The strength and profitability of our business after our casinos open will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities that they will offer. Adverse changes in consumer preferences, discretionary income and general economic conditions as well as fears of recession, reduced consumer confidence in the economy, continued terrorist activities in the Middle East and a resurgence of SARS or another infectious disease, could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

In addition, a Nevada statute enacted in the second quarter of 2003 significantly increased, among other things, gaming taxes by 0.5%, and instituted a business payroll tax of 0.65% on all wages. These fee and tax increases will increase our previously estimated tax liabilities and reduce our previously estimated cash flows and net income accordingly.

Liquidity and Capital Resources

Recent Developments

On July 7, 2003, we consummated a private placement under Rule 144A of the Securities Act of $200 million aggregate principal amount of the Debentures. Subsequently, on July 30, 2003, we completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers. We will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. Approximately $44 million of the net proceeds of the offering were contributed to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities and is restricted to secure the payment of the first three years of scheduled interest payments as required by the indenture governing the Debentures. We intend to use the remaining net proceeds, after underwriters commissions of $7.5 million and other transaction costs, to help finance Wynn Macau and for general corporate purposes, including possibly financing potential future acquisitions or other investments.

Each $1,000 principal amount of the Debentures is convertible, at each holder’s option, into 43.4782 shares of our common stock (subject to adjustment as provided on the indenture governing the Debentures), a conversion rate equivalent to a conversion price of $23.00 per share. We may redeem some or all of the Debentures for cash on or after July 20, 2007 at prices specified in the indenture governing the Debentures. In addition, the holders may require us to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control of the Company. If any holder requires the repurchase of its Debentures, we may elect to pay the repurchase price in cash or shares of our common stock or a combination thereof.

The Debentures are guaranteed by Wynn Resorts Funding, LLC and Wynn Resorts, Limited has guaranteed the obligations of Wynn Resorts Funding, LLC. It is not anticipated that Wynn Resorts Funding, LLC will have any assets other than the approximately $44 million contributed by Wynn Resorts, Limited from the net proceeds of the sale of the Debentures. Other than with respect to the first three years of scheduled interest payments, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

We have also agreed to file a shelf registration statement with respect to the resale of the Debentures, the guarantees and the common stock issuable upon conversion of the Debentures to become effective on or before March 13, 2004.

Expected Capital Resources and Commercial Commitments

At September 30, 2003, we had approximately $346.6 million of cash and cash equivalents including the majority of the proceeds from the sale of the Debentures. In addition, we had approximately $581.4 million in restricted cash and investments primarily comprised of the remaining proceeds of the Notes, our initial public offering of common stock and a portion of the proceeds of the sale of the Debentures These amounts are restricted in accordance with agreements governing certain of our debt facilities and the indenture governing the Debentures, including $80 million restricted for a liquidity reserve and completion guarantee and approximately $44 million to secure the payment of the first three years of scheduled interest payments on the Debentures. The restricted cash and investments also includes approximately $2.5 million in cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed marketable debt securities as required by agreements governing certain of our debt facilities.

As of September 30, 2003, approximately $916.5 million of the total Wynn Las Vegas project cost of approximately $2.4 billion (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred to fund the development and construction of Wynn Las Vegas. The remaining development and construction costs for Wynn Las Vegas are expected to be funded from a combination of our cash on hand from contributed capital and a majority of the net proceeds of the initial public offering of our common stock and the offering of the Notes, and additional borrowings under our debt facilities. Any delays or change orders with respect to the Wynn Las Vegas project could have a material adverse effect on our liquidity and operations. See “Development and Construction Activities.”

As of September 30, 2003, with the exception of the issuance of the Debentures (discussed above - see “Recent Developments”), there have been no material changes to the information regarding our expected long-term indebtedness and material commercial commitments previously reported under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2002.

Financing for the Macau Opportunity

We intend to invest additional capital in Wynn Macau as part of the financing of the Macau opportunity, in addition to the approximately $23.8 million we have already invested. We have additional capital available from a portion of the net proceeds we received from the initial public offering of our common stock (including as a result of the exercise of the overallotment option in connection therewith) and from the sale of the Debentures. We intend to use the net proceeds from the sale of the Debentures (see Recent Developments above) to help finance Wynn Macau and for general corporate purposes, including possibly financing potential future acquisitions or other investments. The minority investors in Wynn Macau are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A. We have obtained the services of architects and designers and have begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau. Wynn Macau, S.A. will not finalize any lease for land for any casino or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and 3) obtaining certain relief related to Macau tax regulations. We believe the necessary legislative and regulatory changes will be introduced in the fourth quarter of 2003. However, we cannot assure you that such proposed legislative and regulatory changes will be introduced, or if introduced, will be enacted.

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

Furthermore, if completion of the Wynn Las Vegas project is delayed, then Wynn Las Vegas, LLC’s debt service obligations accruing prior to the actual opening of Wynn Las Vegas will increase correspondingly. We are a holding company, with no operations of our own, and our cash flow needs and ability to fund debt service obligations are primarily dependent on our subsidiaries. Following the completion of Wynn Las Vegas, we expect the Wynn Las Vegas entities to fund their operations and capital requirements from operating cash flow and borrowings under the revolving credit facility. We cannot assure you, however, that the Wynn Las Vegas entities’ business will generate sufficient cash flow from operations or that future borrowings available to the Wynn Las Vegas entities under the credit facilities will be sufficient to enable the Wynn Las Vegas entities to service and repay their indebtedness and to fund their other liquidity needs. Our subsidiaries, other than Wynn Resorts Funding, LLC, have no obligation to pay any amounts due on the Debentures or to provide us with funds for our payment obligations on the Debentures. Our subsidiaries currently have no material operations or earnings and the debt agreements of the Wynn Las Vegas entities contain significant restrictions on those entities’ ability to distribute funds to us. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness, including the Credit Facilities (as defined below), the FF&E Facility, the Notes or the Debentures on acceptable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with the Revolver, the Term Loans (collectively, the “Credit Facilities”) and the FF&E Facility, each of which bear interest based on floating rates. We will attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings. The amount of outstanding borrowings under the various debt instruments is expected to increase once the proceeds of the initial public offerings of our common stock and the Notes have been used in the construction of Wynn Las Vegas and as the Macau project evolves. While we are required and have obtained interest rate protection through interest rate swap or other arrangements as described below, we cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

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

As of September 30, 2003, we recorded in other assets the fair value of the net effect of these two interest rate swaps of approximately $5.7 million. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of approximately $5.5 million and $5.7 million, respectively, is reported in other comprehensive income for the three and nine-month periods ended September 30, 2003.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and we note that litigation inherently involves significant costs.

Valvino is currently involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Valvino acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. Valvino later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the former Desert Inn golf course. In total, Valvino acquired 63 of the 75 residential lots, with Clark County having acquired two of the lots through eminent domain in 1994 as part of the widening of Desert Inn Road. The residential lots, previously known collectively as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions (“CC&R’s”) recorded against the lots in 1956 and amended from time to time since then.

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs are seeking various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs have challenged the termination in June 2001 of the CC&R’s recorded against the residential lots. The plaintiffs also seek to establish certain easement rights that Ms. Swain and the other homeowners claim to possess. Specifically, the remaining homeowners seek to establish implied easement rights to enter upon the golf course for exercise and other leisure purposes, and to use the perimeter roadways, as originally configured, for entrance and exit purposes. Additionally, plaintiffs claim that they are entitled to maintain their view of the golf course property. At least two of the plaintiffs also have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. Due to plaintiffs’ failure to properly frame all of the issues and to assert claims against all necessary parties, Valvino filed an action seeking declaratory and other equitable relief and to finally resolve all issues relating to its real property. Valvino also asserted claims for damages based upon a number of legal theories, including abuse of process. This action was consolidated with the action filed by Ms. Swain. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions have been stayed pending the outcome of the original action. In addition, three of Valvino’s subsidiaries that now own the golf course land and several of the residential lots have been substituted into the original action as counter-defendants and plaintiffs.

The trial in this matter is scheduled for November 2003. The court has, nonetheless, entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court has ordered that Valvino is free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. In that regard, Valvino was permitted to remove all homes and structures on its properties surrounding the golf course and those located on the Country Club Lane cul-de-sac, which ran to the interior of the golf course. Valvino has removed all structures that were on its lots, together with the cul-de-sac, and has re-landscaped the property to blend into the existing golf course. The court has also entered an order prohibiting Ms. Swain from filing a lis pendens against the golf course property and expunging the lis pendens that was filed against the residential lots. A lis pendens is a notice filed on public records to warn all persons that the title to certain property is in litigation and that the effect of such litigation will be binding on the owner of the property. The court has also permitted construction of Wynn Las Vegas utilities in part of Country Club Lane, resulting in temporary closure of one of three access gates for the plaintiffs. The court has also permitted Wynn Las Vegas to begin construction of a golf course maintenance facility on some of the former residential lots.

The plaintiffs sought, and successfully obtained, a preliminary injunction to compel Valvino to subsidize security to homeowners who reside near the project. However, the Nevada Supreme Court reversed this ruling on appeal and vacated the injunction.

Discovery in this case has been completed, and the court has ruled on various motions for summary judgment brought by the parties. Ms. Swain’s and the other homeowners’ claims that the CC&R’s and the Homeowners Association were not properly terminated have been dismissed, together with many other of their claims, including the claim purporting to restrict future re-development of the golf course. Similarly, all of the Company’s damages claims against the homeowners, including for abuse of process and intentional interference with contract rights, have been dismissed. A mandatory settlement conference has provided no resolution and a firm trial date has been set for November 4, 2003. While no assurances can be made with respect to any litigation, Valvino has vigorously contested all of the homeowners’ claims and will continue to do so. However, if the plaintiffs prevail on their remaining claims, we may have to adjust our current plans for the construction of the Wynn Las Vegas golf course by redesigning some of the holes located on the periphery of the course.

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

Item 2. Changes in Securities and Use of Proceeds

On July 7, 2003, Wynn Resorts consummated a private placement of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) under Rule 144A of the Securities Act. The initial purchasers in the private placement were Deutsche Bank Securities, Inc. and SG Cowen Securities Corporation, each of whom was a qualified institutional buyer within the meaning of the Securities Act. The initial purchasers subsequently offered and sold the Debentures to other qualified institutional buyers in accordance with Rule 144A of the Securities Act. Subsequently, on July 30, 2003, Wynn Resorts completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers pursuant to the full exercise of an option granted to the initial purchasers. The Debentures were purchased at 97% of the principal amount for total underwriting discounts and commissions of $7.5 million, resulting in net proceeds before expenses of $242.5 million.

Wynn Resorts will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. Wynn Resorts contributed a total of approximately $44 million of the net proceeds of the sale to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities to secure the payment of three years of scheduled interest payments as required by the indenture governing the Debentures.

Each $1,000 principal amount of the Debentures is convertible at each holder’s option into 43.4782 shares of the Wynn Resorts’ common stock (subject to adjustment as provided in the indenture governing the Debentures); a conversion rate equivalent to a conversion price of $23.00 per share. Wynn Resorts may redeem some or all of the debentures for cash on or after July 20, 2007 at prices specified in the indenture governing the Debentures. In addition, the holders may require Wynn Resorts to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control in Wynn Resorts. If any holder requires the repurchase its Debentures, Wynn Resorts may elect to pay the repurchase price in cash or shares of its common stock or a combination thereof.

The Debentures are guaranteed by Wynn Resorts Funding, LLC, and Wynn Resorts, Limited has guaranteed the obligations of Wynn Resorts Funding, LLC. It is not anticipated that Wynn Resorts Funding, LLC will have any assets other than the approximately $44 million contributed by Wynn Resorts, Limited from the net proceeds of the sale of the Debentures. Other than with respect to the first three years of scheduled interest payments, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

Wynn Resorts has also agreed to file a shelf registration statement with respect to the resale of the Debentures, the guarantees and the common stock issuable upon conversion of the Debentures, to become effective on or before March 13, 2004.

Of the approximately $386.4 million of net proceeds from our initial public offering and approximately $131.2 million of membership interests in Valvino that were contributed to Wynn Las Vegas immediately following the consummation of our initial public offering, we have placed $50 million into a required completion guarantee deposit account and an additional $30 million into a required liquidity reserve account. Of the remaining amount totaling $437.6 million, we have expended or incurred approximately $405.8 million, net of interest earned thereon, through September 30, 2003. Of this amount, we have expended or incurred approximately $240.7 million, net of construction retention, in constructing and equipping Wynn Las Vegas. Remaining amounts of approximately $165.1 million have been expended or incurred for interest costs, transaction fees and for the payment of pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees. Pending their use, these monies were invested by Wynn Las Vegas in short-term government securities. We expect that substantially all the funds contributed to Wynn Las Vegas (other than the funds placed into the required completion guarantee deposit and liquidity reserve accounts) and the interest earned thereon will have been spent before the end of the fourth quarter of 2003. As a result and as anticipated, we expect to begin using the net proceeds of the second mortgage notes, which had been previously earmarked for the project, during the fourth quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

4.2	Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee). (3)

4.3	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation. (3)

4.4	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee. (3)

4.5	Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee. (3)

4.6	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent. (3)

10.1	Purchase Agreement, dated as of June 30, 2003, by and between Wynn Resorts, Limited, Wynn Resorts Funding, LLC and Deutsche Bank Securities Inc., as Representative of the initial purchasers named therein. (3)

*10.2	Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 31, 2003, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(3)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.

(b) Reports on Form 8K

On July 8, 2003, the Company filed a Current Report on Form 8-K dated July 7, 2003, that attached and incorporated by reference a press release announcing that it had consummated the sale of $200 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 in a private offering under Rule 144A of the Securities Act of 1933, as amended.

On July 30, 2003, the Company filed a Current Report on Form 8-K dated July 30, 2003, that attached and incorporated by reference a press release announcing that it had consummated the sale of an additional $50 million aggregate principal amount of its 6% Convertible Subordinated Debentures due 2015 in a private offering under Rule 144A of the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 13, 2003	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)