Form 10-K
period 2003-12-31
WYNN RESORTS LTD
filed 2004-03-15
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File No. 000-50028

WYNN RESORTS, LIMITED

(Exact name of Registrant as specified in its charter)

NEVADA	46-0484987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3131 Las Vegas Boulevard South—Las Vegas, Nevada 89109

(Address of principal executive office) (Zip Code)

(702) 770-7555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price as reported on the Nasdaq Stock Market on June 30, 2003 was $540,536,948.

As of March 5, 2004, 82,168,484 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities, including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to competition in the casino/hotel and resorts industry, completion of our Wynn Las Vegas casino resort on time and within budget, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome, may have on the travel and leisure industry and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

Unless the context otherwise requires, all references herein to “Wynn Resorts,” “the Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation and its consolidated subsidiaries or, with respect to periods prior to September 24, 2002, to Valvino Lamore, LLC and its consolidated subsidiaries, as the predecessor company of Wynn Resorts, all references to “Wynn Las Vegas entities” refer to our wholly owned subsidiaries, Valvino Lamore, LLC, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. and their consolidated subsidiaries (other than Desert Inn Improvement Co. and Wynn Completion Guarantor, LLC), and all references to the “Wynn Macau companies” refer to Wynn Resorts (Macau), S.A. and each of its direct and indirect parent companies (other than Wynn Resorts).

Wynn Resorts was formed in June 2002 and consummated the initial public offering of its common stock in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project in Las Vegas, Nevada formerly named “Le Rêve”, and subsequently renamed “Wynn Las Vegas”. In June 2000, Valvino completed the purchase of the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, and later purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino ceased the operations of the casino in August

2000 to focus on the design and development of Wynn Las Vegas, which is currently being constructed on the site of the former Desert Inn. Valvino continued to operate the Desert Inn golf course until Summer 2002.

In June 2002, Valvino, through its majority owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”) granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau.

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts.

Our efforts to date have been devoted principally to the design, development, financing and construction of Wynn Las Vegas and the concession negotiation, design, pre-construction and land acquisition efforts related to our anticipated casino in Macau, hereafter known as “Wynn Macau.”

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

Wynn Las Vegas

Overview.    We, through our wholly owned indirect subsidiary Wynn Las Vegas, LLC, are constructing and will own and operate Wynn Las Vegas, which we have designed to be the preeminent luxury hotel and destination casino resort in Las Vegas. Wynn Las Vegas is the concept of Stephen A. Wynn, one of Wynn Resorts’ principal stockholders and its Chairman of the Board and Chief Executive Officer. Mr. Wynn was previously Chairman of the Board, President and Chief Executive Officer of Mirage Resorts, Inc. and its predecessor from 1973 to 2000. In that role, he was responsible for the development of Bellagio, The Mirage, Treasure Island at the Mirage and the Golden Nugget – Las Vegas in Las Vegas, Nevada, as well as the Atlantic City Golden Nugget in New Jersey and Beau Rivage in Biloxi, Mississippi.

Wynn Las Vegas is being constructed on Las Vegas Boulevard (the “Las Vegas Strip” or, the “Strip”) on the site of the former Desert Inn Resort & Casino, at the northeast corner of the intersection of the Strip and Sands Avenue, one-half block north of The Venetian and Treasure Island at The Mirage and across the Strip from the Fashion Show Mall. When completed, we expect Wynn Las Vegas to feature approximately 2,700 luxurious guest rooms, a casually elegant approximately 111,000 square foot casino, 18 distinctive dining outlets, an exclusive on-site 18-hole championship golf course and a new water-based entertainment production.

We expect Wynn Las Vegas, including the new golf course construction, to cost approximately $2.4 billion to design, construct, develop, equip and open, including the cost of 212 acres of land, capitalized interest on indebtedness of the Wynn Las Vegas entities, pre-opening expenses and all financing fees. Ground-breaking for Wynn Las Vegas occurred on October 31, 2002, with an opening to the general public scheduled for April 2005. The overall scope and general design of Wynn Las Vegas is complete and the construction of the project is tracking on schedule and within budget. For the purpose of managing the design, procurement and construction of Wynn Las Vegas, the project is divided into several design and construction components. We have made significant progress towards constructing and developing Wynn Las Vegas, including:

•	Construction of the 45-story high-rise core and shell is substantially complete, with the expected completion of the top floor in March 2004. Exterior glass has been installed through the 36th floor.

•	The public areas including the casino, are in various stages of construction. Interior framing and drywall installation continues and the central power plant is scheduled to go online in April 2004.

•	Construction of the Aqua Theater showroom continues to progress on schedule. Excavation, foundation, erection of the steel exterior frame and the pool walls are complete. Completion of the Aqua Theater showroom is expected in the fourth quarter of 2004.

•	The hotel parking garage is substantially complete and is currently used for parking by construction personnel.

•	Construction on the fairway villas, consisting of eighteen luxury suites, is under way. The building structure has been completed and progress continues on the interior framing and drywall installation.

•	Construction of the golf course is proceeding according to schedule, with completion expected prior to the opening of Wynn Las Vegas. Grassing is complete for ten of the eighteen holes. Rough grading and shaping continues for the remaining holes. Work continues on the streams and lakes.

•	Construction of the lake-mountain feature continues. Internal access tunnels for this feature have been completed and equipment housing and elevator columns are under construction.

Construction is proceeding in accordance with the overall scope and general design of Wynn Las Vegas, but we continue to evaluate and refine certain elements of the project design. We expect to implement certain project design changes that will not significantly increase the project cost or extend the construction schedule. We are also actively exploring certain additions on the Wynn Las Vegas site as well as the development of our adjacent parcel of approximately 20 acres fronting the Strip. These additional developments might be initiated before the completion of Wynn Las Vegas. We have funded approximately $1.1 billion of project costs through December 31, 2003, with equity contributions and debt. We currently have more than $1.1 billion available under our existing credit agreements and approximately $220 million of long-term restricted cash available for the project. We expect to complete the project on time and on budget. However, there are significant risks associated with any major construction project, and unexpected developments may occur; therefore, we cannot assure you that the funds available will be sufficient for the construction, development and opening of Wynn Las Vegas or that it will be completed by April 2005.

The Hotel.    We have designed Wynn Las Vegas’ hotel tower to contain 45 floors of hotel rooms and suites on top of a three-story low-rise building housing restaurants, retail outlets and the casino. The building will have a total area of approximately 5.2 million square feet. The high-rise building is configured in the shape of a gentle arc with the focal point of the arc being the Wynn Las Vegas man-made lake-mountain feature situated in front of the hotel. The Wynn Las Vegas hotel guest main arrival area will feature an atrium garden adjacent to the registration desk with a view of the lake-mountain feature. We are designing the lake-mountain feature to provide special effects intended to entertain our guests and the pedestrians who come to our hotel and casino.

The Guest Rooms.    We intend to decorate our approximately 2,400 standard guest rooms with sophisticated interior design elements and materials. The standard guest rooms have been designed to have a floor layout of approximately 620 square feet, which is 100 to 125 square feet more than the industry standard for a standard guest room. The arc-shaped design of our high-rise building will provide rooms with a view of the golf course, the lake and “mountain” setting or the surrounding mountains. We also plan for Wynn Las Vegas to provide single and multiple bedroom luxury suites with superior amenities and furnishings designed to accommodate high-end hotel guests. Wynn Las Vegas also expects to offer 270 parlor and salon suites, 18 one- and two-bedroom fairway villas, and four two-bedroom and two four-bedroom private-entry villas averaging approximately 7,000 square feet.

The Casino.    We expect Wynn Las Vegas to have an approximately 111,000 square foot casino located in the center of the first level of the low-rise building. The casino’s main gaming area will contain an estimated 136 table games and 2,000 slot machines, a race and sports book, poker room, keno lounge, a baccarat salon and private gaming rooms. Our gaming limits will accommodate a full range of casino customers.

The Golf Course.    We are constructing a world-class, 18-hole championship golf course at the site of the former Desert Inn golf course. When Wynn Las Vegas opens, we believe this golf course will be the only golf course on the site of a hotel casino resort on the Las Vegas Strip. Tom Fazio and Mr. Wynn, the designers of the Shadow Creek golf course owned by MGM Mirage, have designed Wynn Las Vegas’ golf course, which will be accessible only to hotel guests of Wynn Las Vegas. We expect that the golf course will feature three lakes and a series of meandering streams that will carve their way from the west to east end of the property. We have designed the golf course with dramatic elevation changes and plan to include water on almost every hole. We expect that the golf course will be completed prior to the opening of Wynn Las Vegas.

Restaurants, Lounges, Bars and Nightclubs.    We plan to offer 18 food and beverage outlets, including six fine-dining restaurants and an approximately 600-seat buffet, and expect signature chefs to provide unique restaurants and dining venues to appeal to our guests. We also expect Wynn Las Vegas to offer a full complement of lounges, bars and nightclubs.

The Aqua Theater Showroom.    Wynn Las Vegas’ Aqua Theater showroom will be customized to accommodate the unveiling of Franco Dragone’s new water-based entertainment production. Mr. Dragone is the creative force behind Bellagio’s production of “O” and Treasure Island at The Mirage’s production of “Mystère,” as well as Celine Dion’s new production at the approximately 4,000-seat performing arts “Colosseum” at Caesars Palace which opened in March of 2003.

The Aqua Theater showroom will seat approximately 2,080 guests and will feature an approximately 1,000,000 gallon performance pool. The seating for the Aqua Theater showroom is designed to extend around the performance area a full 360 degrees and to be suspended over the performance pool with no seat farther than approximately 42 feet from the performance area.

The Art Gallery.    Wynn Las Vegas will also offer an art gallery displaying rare paintings from The Wynn Collection. The Wynn Collection consists of works from 19th and 20th century European and American masters, and at various times has included works by Pierre-Auguste Renoir, Paul Cézanne, Paul Gaugin, Édouard Manet, Henri Matisse, Amedeo Modigliani, Claude Monet, Pablo Picasso and Vincent Van Gogh. Subject to certain notice restrictions, Mr. and Mrs. Wynn will retain the right to remove or replace any or all of the works of art that will be displayed in the art gallery. We currently lease The Wynn Collection from Mr. and Mrs. Wynn for an annual fee of $1. This arrangement entitles us to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues, while we are responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of the Wynn Collection. After specified notice periods, we or Mr. and Mrs. Wynn may terminate this lease.

The Ferrari and Maserati Dealership.    We have entered into letters of intent with Ferrari North America, Inc. and Maserati North America, Inc. to open an authorized on-site, full-service Ferrari and Maserati dealership (the “Dealership”). The Dealership will include a service and maintenance facility, as well as a café and retail store, which will require separate agreements with Ferrari SpA. Currently, there are only 29 Ferrari dealerships in the United States, and we expect ours to be the first in Nevada. The Dealership will be located near the main entrance to the hotel. We have also entered into an agreement with a third-party experienced in first class, exotic car dealership operations, to form a joint venture for the management and operation of the Dealership. We and our joint venture partner will be required to invest an initial $1 million in the joint venture for working capital, and the joint venture will be required to pay market rent for the space to operate the Dealership, pay for tenant improvements and allocate profits and losses equally to us and our joint venture partner.

The letters of intent with Ferrari North America and Maserati North America, as amended, require us to submit designs and plans for the Dealership to Ferrari North America and Maserati North America for approval and to satisfy certain financing and other ongoing conditions, including minimum working capital and net worth requirements. The letters of intent also require us to provide quarterly updates as to the status of construction of Wynn Las Vegas and to continuously meet all capital, facility, personnel, customer satisfaction and operational standards of Ferrari North America and Maserati North America. Ferrari North America and Maserati North America will have first priority, senior security interests in their respective franchises operated by the Dealership. We are required to notify Ferrari North America and Maserati North America at least sixty days prior to the sale of any of our stock by Mr. Wynn and, if practicable, by Aruze USA, Inc. (“Aruze USA”), another of our major stockholders. If advance notification is not practicable, we must notify Ferrari North America and Maserati North America promptly after we learn of any sale of our stock by Aruze USA. Under these letters of intent, Mr. Wynn may not hold less than 50% of the voting power of our issued and outstanding voting stock without the prior written approval of Ferrari North America and Maserati North America. For the purpose of this requirement, under the letters of intent, Mr. Wynn is considered to hold all shares subject to the voting agreement contained in the stockholders agreement between Mr. Wynn, Aruze USA and Baron Asset Fund, including shares held by Aruze USA. Mr. Wynn currently meets and, is expected to continue to meet, this requirement.

Although we are required under the letters of intent with Ferrari North America and Maserati North America, as currently amended, to commence Dealership operations by December 31, 2004, we expect to amend this requirement and open the Dealership concurrently with the opening of Wynn Las Vegas in April 2005.

Retail Space.    We expect that Wynn Las Vegas will contain approximately 74,700 square feet dedicated to approximately 26 retail shops. We have already negotiated leases on five of the shops with tenants operating brand name and high-end boutiques. We plan to operate the remaining stores, including a golf shop and other shops selling, among other things, men’s clothing, women’s apparel and accessories, art, watches, sundries and proprietary Wynn Las Vegas products, either under license agreements or through joint ventures with other high-end, brand-name retailers.

Spa, Salon and Fitness Complex.    We plan to own and operate an approximately 38,000 square foot world-class spa, salon and fitness complex offering high-end spa treatments and fitness equipment and custom label and branded skin and body treatment products, as well as clothing, accessories, and athletic wear.

Swimming Pools.    Wynn Las Vegas will offer its guests four outdoor swimming pools and two whirlpool spas. Two swimming pools will be dedicated for the exclusive use of our suite guests. All of the pool areas will feature private cabanas and lush landscaping.

Convention, Meeting and Reception Facilities.    Wynn Las Vegas expects to feature approximately 223,000 square feet of convention, meeting and reception space (including corridors and patio space), including a grand ballroom, a junior ballroom and meeting rooms with outdoor patios overlooking either the pool area or the golf course, as well as boardrooms and a business center. Covered patios off of the meeting rooms will be available as pre-function or break-out areas.

Wedding Chapels.    Wynn Las Vegas will include two intimate wedding chapels. We expect the larger chapel to accommodate 120 guests while the smaller is expected to accommodate 65 guests.

Parking.    Our hotel parking garage, which will have easy access to our hotel, will provide approximately 1,840 parking spaces for our guests and other visitors. The second level of the hotel parking garage will connect to a retail promenade that will lead to our casino. We will have valet parking for our guests and other visitors and a separate parking area for employees located on the 20-acre parcel next to Wynn Las Vegas. In total, we expect that there will be approximately 4,050 parking spaces available to guests, visitors and employees of Wynn Las Vegas.

Wynn Macau

Overview.    In June 2002, Wynn Macau, S.A., entered into a 20-year concession agreement with the government of Macau to construct and operate one or more casino gaming properties in Macau. Macau is located in southeast China bordering the South China Sea, approximately 37 miles southwest of Hong Kong. Macau has been an established gaming market for at least 40 years and, according to the Innovation Group, a gaming research company, casinos in Macau generated approximately $3.5 billion in gaming revenues in 2003. Wynn Macau, S.A. currently is one of three concessionaires permitted to operate a casino gaming business in Macau.

We currently own our 82.5% economic interest in Wynn Macau, S.A. indirectly through various subsidiaries and, as a result of a holding company structure, effectively control 90% of the voting interest of Wynn Macau, S.A. Macau law requires that the position of executive director and at least 10% of the voting shares and capital of Wynn Macau, S.A. be held by a resident of Macau. Mr. Wong Chi Seng, a Macau permanent resident who is the executive director of Wynn Macau, S.A., owns in the aggregate approximately 10% of the rights to capital and dividends and controls 10% of the vote of Wynn Macau, S.A. Other investors, through their ownership interests in various holding entities, own indirectly approximately 7.5% of the rights to dividends and capital of Wynn Macau, S.A., but do not have any corresponding voting rights.

The Concession.    The concession agreement requires Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and invest not less than a total of 4 billion patacas (approximately US $500 million) in Macau-related projects by June 26, 2009. If Wynn Macau does not invest 4 billion patacas in casino projects by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. The currency used in the concession agreement is the Macau pataca. We have converted all pataca references into U.S. dollars using an exchange rate of approximately 8 Macau patacas to one U.S. dollar (which was the rate of exchange on December 31, 2003 as quoted by the Monetary Authority of Macau).

Wynn Macau, S.A. is obligated by the concession agreement to obtain the necessary financing to carry out its investment plan and maintain the financial capacity to adequately operate its gaming business in Macau. Wynn Macau, S.A. is also obligated to obtain a 700 million patacas (approximately $87.5 million) bank guarantee for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately $37.5 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau, S.A. currently has an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount, which must be replaced by another guarantee suitable under the concession agreement when Wynn Macau, S.A. commences construction of Wynn Macau. Wynn Macau, S.A. currently pays a commission to the bank in the amount of 0.5% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau, S.A.’s performance under the concession agreement, including the payment of premiums and any fines or indemnity for failure to perform the concession agreement.

The concession agreement permits the government of Macau to withdraw amounts from the bank guarantee for any of these purposes without prior adjudication. Wynn Macau, S.A. is obligated to reimburse the bank and reinstate the guarantee in full if any amounts are withdrawn for payment of its obligations. Wynn Macau, S.A. may not cancel the bank guarantee without government approval, but the government may allow Wynn Macau, S.A. to substitute a bond or other contract for the guarantee. Wynn Macau, S.A. must bear any costs incurred for the issuance, maintenance and cancellation of the bank guarantee.

The concession agreement requires Wynn Macau, S.A. to adhere to an agreed-upon construction schedule for the completion of the first casino resort, but the agreement provides that the deadlines in the construction schedule may be extended with governmental approval. The government of Macau may suspend construction of a casino if it determines that Wynn Macau, S.A. has failed to adequately implement the construction plans or violated the concession agreement or applicable law.

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by Wynn Macau, S.A. The government of Macau also may redeem a concession starting at an established date after the entering into of a concession. With respect to Wynn Macau, S.A.’s concession, the government of Macau’s right to redeem the concession begins on June 24, 2017, and entitles Wynn Macau, S.A. to certain compensation.

The government of Macau may unilaterally rescind the concession if Wynn Macau, S.A. fails to fulfill its fundamental obligations under the concession agreement. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau, S.A.:

•	conducts unauthorized games or activities that are excluded from its corporate purpose;

•	suspends gaming operations in Macau for more than seven consecutive days without justification;

•	defaults in payment of taxes, premiums, contributions or other required amounts;

•	does not comply with government inspections or supervision;

•	systematically fails to observe its obligations under the concession system;

•	fails to maintain bank guarantees or bonds satisfactory to the government;

•	is the subject of bankruptcy proceedings or becomes insolvent;

•	engages in serious fraudulent activity, damaging to the public interest; or

•	repeatedly violates applicable gaming laws.

If the government of Macau unilaterally rescinds the concession agreement, Wynn Macau, S.A. will be required to compensate the government in accordance with applicable law, and the areas defined as casino under Macau law and all of the gaming equipment pertaining to the gaming operations of Wynn Macau will be transferred to the government without compensation. In addition, the government of Macau may, in the public interest, unilaterally terminate the concession at any time, in which case Wynn Macau, S.A. would be entitled to reasonable compensation.

Development.    We are continuing work on the design of Wynn Macau, as well as our efforts to lease the land and obtain the financing to be used for Wynn Macau. We have not yet finalized the budget for its construction and development. If the design, leasing and financing arrangements for the construction and development of Wynn Macau are completed and if certain necessary legislative changes have been enacted by the Macau government, we expect to begin construction of Wynn Macau in 2004. We currently contemplate that Wynn Macau will consist of a casino, approximately 580 hotel rooms, several food and beverage outlets, retail space and a multi-purpose entertainment facility. The Macau government has granted to Wynn Macau, S.A. the right to lease a parcel of land located in the outer harbor of downtown Macau opposite the largest, best-known casino, the Hotel Lisboa. We believe this is an attractive location for Wynn Macau. After construction of Wynn Macau, we intend to satisfy Wynn Macau, S.A.’s remaining financial obligations under the concession agreement, if any, through the development of future phased expansions and, possibly, additional casino resorts.

We have invested approximately $23.8 million in Wynn Macau, S.A. to date, and, in addition, in January 2004, we loaned $5 million to Wynn Macau, S.A., bearing interest at 6.25% and payable on April 14, 2004 (which due date may be extended). We intend to invest additional capital in Wynn Macau, S.A. to enable it to finalize the land lease contract in Macau and repay the $5 million loan. We have additional capital available from a portion of the net proceeds we received from our initial public offering (including as a result of the exercise of the overallotment option in connection therewith) and from the remaining net proceeds of our $250 million of our 6% Convertible Subordinated Debentures (the “Debentures”) issued in July 2003. The minority investors in the Wynn Macau companies are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests to fund the construction, development and other activities of the Wynn Macau companies. Wynn Macau, S.A. has obtained the services of architects and designers, and has also begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau. At the present time, however the amount of financing that will be required has not been determined.

We will not begin construction or operation of Wynn Macau until a number of objectives and conditions are met. Those conditions include obtaining sufficient financing to commence construction of Wynn Macau and obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau (which are not currently permitted under present Macau law). In February 2004, legislative changes relating to credit extension and the collection of gaming debts were introduced in the Macau Legislative Assembly. Although we expect the legislation to be enacted in the first or second quarter of 2004, we cannot assure you that any of the proposed legislative changes will be enacted. We are also seeking to obtain, prior to commencing casino operations, determinations from the Macau government with respect to certain tax treatment, but cannot assure you that we will obtain the requested tax treatment determinations. In addition, we cannot assure you that we will be able to obtain sufficient financing for Wynn Macau. If we determine not to go forward with Wynn Macau, we may lose our significant investment in Wynn Macau, S.A. The concession agreement does not contain a provision permitting Wynn Macau, S.A. to terminate the concession agreement unilaterally or cease the development or operation of casinos in Macau. Accordingly, Wynn Macau, S.A. might be found liable for the balance of its obligation to invest a total of 4 billion patacas (approximately $500 million) in Macau related projects, which liability it may not be able to satisfy. In such circumstances, we would lose our entire investment in Wynn Macau, S.A.

Our Strategy

Showcase the “Wynn Brand.”    We believe that Mr. Wynn’s involvement with Wynn Las Vegas and Wynn Macau provides a distinct advantage over other gaming enterprises in Las Vegas and Macau. We believe that Mr. Wynn is widely viewed as the premier designer, developer and operator of destination casino resorts in Las Vegas and, as such, has in effect developed a “brand name” status. In the major hotel destination casino resorts he has previously developed, Mr. Wynn successfully employed a formula which integrates luxurious surroundings, upscale design, distinctive entertainment and superior amenities, including fine dining and high-end retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas will be Mr. Wynn’s most innovative work to date and will set a new standard of luxury and elegance for destination casino resorts in Las Vegas, much as Bellagio and The Mirage did when they were built by Mirage Resorts under the guidance of Mr. Wynn.

Create the Preeminent Destination Casino Resort on the Las Vegas Strip.    We believe that Wynn Las Vegas will represent a natural extension of the concepts Mr. Wynn has utilized in developing other major destination casino resorts. Following Mr. Wynn’s formula, we plan to attract a range of customers, including middle market customers and high-roller and premium gaming patrons to Wynn Las Vegas by offering a premium level of luxury and high-quality, non-gaming amenities such as a world-class golf course, fine dining, premier retail shopping and distinctive entertainment in intimate, luxurious surroundings. We believe that the level of luxury, sophistication and service we intend to offer at Wynn Las Vegas, together with Mr. Wynn’s experience and reputation in building and operating premier Las Vegas destination casino resorts, will appeal to high-roller international and domestic gaming patrons. In addition to the main casino, Wynn Las Vegas will offer a baccarat salon and private high-limit gaming rooms designed to create a sense of comfort and exclusivity for high-end gaming customers. Wynn Las Vegas will have a sophisticated, casually elegant ambience rather than being focused on a highly themed experience like many other hotel casino resorts on the Las Vegas Strip. We believe that, over time, Wynn Las Vegas’ more generally themed casually elegant environment, together with its high-quality amenities, superior level of service and distinctive attractions, will have greater lasting appeal to customers than a resort with a particular theme and numerous attractions based on that theme.

At the time of Wynn Las Vegas’ planned opening in April 2005, it will have been almost five years since a major new hotel casino resort opened on the Las Vegas Strip. As a result, we expect that there will be a high level of anticipation for Wynn Las Vegas.

Capitalize on the Attractive Location of Wynn Las Vegas.    When completed Wynn Las Vegas will have approximately 1,350 feet of frontage on the Las Vegas Strip at the site of the former Desert Inn Resort & Casino on the northeast corner of the intersection of the Strip and Sands Avenue. The Wynn Las Vegas site consists of approximately 55 acres of land, where the hotel complex is being built, and approximately 137 acres of land behind the hotel site dedicated to the new golf course. Wynn Las Vegas is directly across the Strip from The

Rouse Company’s Fashion Show Mall which contains premium retail stores and anchor tenants such as Neiman Marcus, Saks Fifth Avenue and Macy’s and recently underwent a substantial remodeling and expansion program. Wynn Las Vegas is also across the street from two of the nation’s largest convention centers: the Las Vegas Convention Center and the Sands Expo and Convention Center. The back of the Wynn Las Vegas property runs along Paradise Road, a major artery in the resort corridor that leads directly to and from McCarran International Airport.

We believe that our location provides a distinct competitive advantage. Wynn Las Vegas will be conveniently accessible in an average of approximately four minutes from the Spring Mountain Road exit off of Interstate 15, and in an average of approximately ten minutes from McCarran International Airport. We anticipate that shuttle service running along the north perimeter of the golf course will provide convention and trade show attendees and other Wynn Las Vegas visitors with quick and convenient transportation to and from the Las Vegas Convention Center. We also anticipate that Wynn Las Vegas will be connected to the mall by a pedestrian bridge which we understand Clark County plans to build.

Pursue the Macau Opportunity.    Currently, Wynn Macau, S.A. is one of the three concessionaires permitted to operate casinos in Macau, an established gaming market with access to gaming patrons principally from Hong Kong and mainland China. The government of Macau is encouraging significant foreign and domestic investment in new and expanded casino entertainment facilities in Macau to enhance its reputation as a casino resort destination and to attract additional tourists and lengthen stays. We believe that these efforts will provide an opportunity for growth in the Macau gaming and resort market. Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macau in a relatively short period of time, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macau or to Hong Kong. The relatively easy access from major population centers promotes Macau as a popular gaming destination in Asia. We plan to capitalize on these favorable market trends, utilizing our significant experience in Las Vegas by providing a Steve Wynn-designed property with appropriately high service standards.

Explore Opportunities for Future Growth.    We currently own approximately 212 acres of land, comprised of an approximately 55-acre plot on which Wynn Las Vegas is being constructed, an approximately 137-acre plot located behind the hotel on which the new golf course is being built and an additional parcel of approximately 20 acres fronting the Strip next to the Wynn Las Vegas site. We have been using the 20-acre parcel while we are constructing Wynn Las Vegas for our corporate offices, pre-opening activities, recruiting and employment purposes and employee parking, but we are actively exploring possibilities for the development of this parcel. We are considering certain additions on the 55-acre Wynn Las Vegas site as well as other additions as a Phase II development on the 20-acre parcel to take advantage of the substantial infrastructure and amenities planned for Wynn Las Vegas. The Wynn Las Vegas design includes a major access corridor that could be used to connect a Phase II development to Wynn Las Vegas. The Company is finalizing its plans, and developing details of the design, budget and expected financing for these additions. These additions will require certain consents of the lenders of our existing indebtedness as well as substantial additional financing.

If, at any time after three years after commencement of operations at Wynn Las Vegas and upon Wynn Las Vegas, LLC’s satisfaction of prescribed maximum leverage ratio and minimum credit rating requirements and provided Wynn Las Vegas, LLC satisfies certain conditions relating to water requirements, the land underlying the golf course, which is owned by Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly owned indirect subsidiary of Wynn Resorts, will be released from certain liens under documents governing Wynn Las Vegas, LLC’s indebtedness and could be transferred by Wynn Resorts Holdings to Wynn Resorts or another entity. Should the land be released from the liens, the golf course parcel and our related property rights could present opportunities for future development. In addition, portions of the golf course land may be released from the liens to permit residential or other non-gaming development if Wynn Las Vegas satisfies prescribed cash flow tests for a full fiscal year after Wynn Las Vegas commences operations and the development does not interfere with the use of the golf course and otherwise could not reasonably be expected to materially impair the overall value of Wynn Las Vegas.

We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas and other domestic or international markets, whether through acquisition, investment or development. Any such development would require us to obtain additional financing. We may also decide to conduct any such development through Wynn Resorts or through a line of subsidiaries separate from the Wynn Las Vegas entities and the Wynn Macau companies.

Marketing.    Our marketing strategy consists of positioning our properties as full-service luxury resorts and casinos in the leisure, convention and tour and travel markets. Prior to the opening of Wynn Las Vegas and Wynn Macau, we will create general market awareness about product offerings through conventions and media, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

We will market the casinos directly to gaming customers using database marketing techniques, traditional incentives, such as reduced room rates and complimentary meals and suites and we will offer high-roller gaming customers premium suites and special hotel services. We also plan to develop a guest loyalty program at Wynn Las Vegas that will integrate all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compare it against incurred expenses to determine the profitability of that guest. We will use this program to implement a rewards system that offers discounted and complimentary meals, lodging and entertainment for our guests. We will also use that information to develop an integrated database that will allow us to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

We also expect to capitalize on the substantial network of international and domestic high-roller and premium customers who are familiar with Mr. Wynn from his tenure at Mirage Resorts, Inc. We believe that, in operating some of the signature properties in Las Vegas, Mr. Wynn has developed a high degree of customer recognition and guest loyalty and therefore believe that Wynn Las Vegas and Wynn Macau will attract wealthy international and domestic gaming customers. Furthermore, we believe that Mr. Wynn’s reputation will attract experienced, high-level international and domestic casino marketing executives to work with the Company. We plan to have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We will also implement cross-marketing strategies between Wynn Las Vegas and Wynn Macau to encourage international business between the Macau and Las Vegas markets.

Wynn Las Vegas Construction Schedule and Budget

Groundbreaking for Wynn Las Vegas occurred on October 31, 2002. Construction and development of Wynn Las Vegas is proceeding in accordance with the project’s existing $2.4 billion budget and its scheduled opening for April 2005. We have spent approximately $1.1 billion through December 31, 2003.

Mr. Wynn is overseeing Wynn Design & Development, LLC (“Wynn Design & Development”), a wholly owned indirect subsidiary of Wynn Resorts, in designing Wynn Las Vegas. Wynn Design & Development is responsible for the design and architecture of Wynn Las Vegas (except for the Aqua Theater showroom, the golf course and the hotel parking garage) and for managing construction costs and risks associated with the Wynn Las Vegas project. Marnell Corrao is the builder and general contractor for Wynn Las Vegas (except for the hotel parking garage and the golf course). Marnell Corrao has extensive experience in building large Las Vegas destination resorts, including Bellagio, The Mirage, Treasure Island at The Mirage and New York-New York Hotel and Casino.

The total $2.4 billion development cost of Wynn Las Vegas, including the budgeted design and construction costs, cost of the land, capitalized interest, pre-opening expenses and all financing fees, is funded by the capital contributions from the members of Valvino, the proceeds from the initial public offering of our common stock, the issuance of $370 million principal amount of 12% second mortgage notes by Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Notes”), a $750 million senior secured revolving credit facility (the

“Revolver”), a $250 million delay draw senior secured term loan facility (the “Term Loan,” and together with the Revolver, the “Credit Facilities”) and a $188.5 million FF&E facility (the “FF&E Facility”). The required cash interest payments and commitment fees on the Credit Facilities, the FF&E Facility, the Notes and any other indebtedness and obligations of ours, which will be due before the estimated commencement date of operations of Wynn Las Vegas, have been included in our estimate of the total development cost.

Of the estimated $2.4 billion total development cost for Wynn Las Vegas, the design and construction costs are budgeted to be approximately $1.4 billion, including the cost of constructing the golf course and hotel parking garage as well as the entertainment production costs. The remaining approximately $1 billion of development costs includes costs such as pre-opening costs, land acquisition costs, construction period interest, financing fees and certain furniture, fixtures and equipment, such as slot machines, computer equipment and kitchen and dining supplies.

In an effort to manage our construction risk, we have entered into a guaranteed maximum price construction contract, as amended, with Marnell Corrao guaranteeing timely construction and covering approximately $928 million of the budgeted $1.4 billion design and construction cost. The $928 million guaranteed maximum includes the construction costs, a $30 million lump-sum contractor’s fee, payment and performance bond costs, certain insurance and a $7.4 million owner-controlled contingency to cover, among other things, owner-created delays and scope changes.

The plans and specifications for the construction components that are the subject of the guaranteed maximum price contract have been substantially finalized and we have determined the overall scope and general design of Wynn Las Vegas. However, under certain circumstances, we will be responsible for excess costs with respect to these components. The guaranteed maximum price is subject to increases upon certain occurrences including, among other things, scope changes to the project. We also continue to evaluate and refine certain elements of the project design. We expect to implement certain project design changes that will not significantly increase the project cost or extend the construction schedule.

Approximately $501 million of the $1.4 billion budgeted design and construction cost expenditures are not part of the Marnell Corrao guaranteed maximum price contract. These budgeted costs include:

•	owner-managed interior design and related furniture, fixtures and equipment, construction of restaurant and retail spaces, including tenant allowances, signage and electronic systems, site work and exterior features at a budgeted cost of approximately $292.3 million;

•	construction of the new golf course at a budgeted cost of approximately $22 million;

•	construction of the hotel parking garage at a budgeted cost of approximately $11.5 million;

•	entertainment production costs of approximately $24.4 million;

•	estimated design and engineering professional fees of approximately $68.1 million;

•	costs of obtaining required governmental approvals and permits and utility service connection fees of approximately $13.8 million;

•	costs of miscellaneous capital projects, including demolition and mock-up costs, of approximately $18.8 million;

•	utilities and security costs during construction of approximately $6.3 million;

•	estimated insurance costs of approximately $13.9 million for builder’s risk insurance, fees and reserves under the owner-controlled insurance program, umbrella and excess liability insurance and design professional liability insurance during the construction period; and

•	contingency of approximately $29.9 million of the total owner’s contingency of $37.2 million.

We are responsible for these components of the budget, including any cost overruns with respect to these components. Of this remaining $501 million of budgeted design and construction costs, we have spent or incurred approximately 31.4% through December 31, 2003. As of December 31, 2003, we had commitments with respect to items comprising an additional approximately 28% of the current $501 million of budgeted costs.

We entered into a contract with Wadsworth Golf Construction Company for the construction of the golf course for a maximum cost of $16.5 million of the total $22 million budgeted cost. We expect that the newly constructed golf course will be completed prior to the opening of Wynn Las Vegas.

We also entered into a separate design/build contract with Bomel Construction Company, Inc. for the design and construction of the hotel parking garage for a lump sum of $9.9 million of the $11.5 million total budgeted cost, subject to certain exceptions, including any changes in the scope of work, force majeure or owner delays. Bomel has extensive experience constructing parking structures, including garages at Paris Las Vegas, Green Valley Ranch Station and The Palms Casino Resort. Construction on the hotel parking garage began in October 2002, and is substantially complete.

We believe that the overall design and construction budget of $1.4 billion is reasonable. In addition to the guaranteed maximum price provisions of the construction contract, we have implemented specific mechanisms that are intended to reduce the risk of construction cost overruns and delays, including:

•	a $150 million contractor performance and payment bond securing Marnell Corrao’s obligations under the construction contract;

•	a guaranty by Marnell Corrao’s parent company, Austi, of Marnell Corrao’s full performance under the construction contract until final payment under that contract;

•	a $50 million completion guarantee in favor of the lenders under Wynn Las Vegas, LLC’s Credit Facilities and the holders of the Notes by a special purpose subsidiary of Wynn Las Vegas, LLC, which completion guarantee is secured by $50 million of the net proceeds of our initial public offering contributed to the special purpose subsidiary, deposited in a collateral account and pledged to the lenders under the Credit Facilities and the holders of the Notes, to be applied to the costs of the project in accordance with the Disbursement Agreement (defined below);

•	a $30 million liquidity reserve account held by Wynn Las Vegas, LLC which was funded by $30 million of the net proceeds of our initial public offering pledged to the lenders under the Credit Facilities and holders of the Notes to secure Wynn Las Vegas, LLC’s obligation to develop and construct Wynn Las Vegas and to be applied to the costs of the project in accordance with the Disbursement Agreement;

•	a $37.3 million owner’s contingency that we may use, subject to the limitations set forth in the disbursement agreement, to cover owner-created delays and owner-originated changes in the scope of the work and other cost overruns;

•	a liquidated damages provision requiring Marnell Corrao to pay us $300,000 for each day the substantial completion of construction is delayed, following a five-day grace period and subject to force majeure and other permitted exceptions, up to a maximum amount of $9 million, and

•	anticipated remaining availability of approximately $20.8 million under Wynn Las Vegas, LLC’s Revolver that may be used to pay interest under the Credit Facilities and the Notes as well as other financing fees if completion is delayed, and another $3.0 million under the Revolver for general corporate purposes

To further ensure that there are sufficient funds to construct Wynn Las Vegas as planned and that such funds are disbursed appropriately, we, the indenture trustee for the Notes, and the agents of the lenders under the Credit Facilities entered into a Master Disbursement Agreement (the “Disbursement Agreement”) to (i) regulate the holding and investment of the proceeds of the Credit Facilities and the Notes as well as certain of the capital contributions made by Wynn Resorts to Wynn Las Vegas, LLC and its subsidiaries (collectively, the “financing proceeds”), and (ii) establish the restrictive conditions for, and sequencing of, funding construction costs and procedures for approving, and limitations and restrictions on, change orders and amendments to the construction schedule and budget. The Disbursement Agreement restricts the Company’s investment of the financing proceeds to relatively short-term government-backed debt securities and restricts the use of these financing proceeds to only project costs related to Wynn Las Vegas and, subject to certain limitations, corporate overhead and related costs. In addition, before we are permitted to receive funds from escrowed disbursement accounts in which our funding proceeds are deposited, the Disbursement Agreement requires us to deliver an officer-certified disbursement request, with amounts and documentation corroborated by a third-party construction consultant appointed by the disbursement agent.

During the fourth quarter of 2003, except for the approximately $80 million placed into the required completion guarantee deposit and liquidity reserve accounts required by our existing indebtedness, our initial cash contributions and the proceeds from the initial public offering of our common stock that were contributed to fund the construction of Wynn Las Vegas, as well as the interest earned thereon, were expended. Accordingly, during the fourth quarter of 2003, as expected, we began using the previously earmarked net proceeds of the Notes to fund the Wynn Las Vegas project costs. Once the remaining proceeds of the Notes are exhausted, which is expected to occur during the second quarter of 2004, we expect to being drawing on our available funds under the Credit Facilities.

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

Under the Disbursement Agreement, any change in the plans and specifications or any other change to the design, layout, architecture or quality of Wynn Las Vegas from the design, layout, architecture and quality contemplated upon the execution of the Disbursement Agreement is a Scope Change in accordance with the Disbursement Agreement. Information supporting the amount, nature and purpose of any Scope Change in excess of $250,000 must be corroborated and pre-approved in the same manner as a Material Project Document. Although Scope Changes that are less than $250,000 are considered de minimis and are not required to be pre-approved in the same manner, such de minimis Scope Changes are reviewed by the disbursement agent and monitored to ensure that they do not exceed an aggregate maximum of $10,000,000 over the life of the project.

Despite these protections, design and construction costs may be significantly higher than expected. Furthermore, if we do not complete construction of Wynn Las Vegas by the scheduled completion date (which may be extended in accordance with the Disbursement Agreement to as late as September 30, 2005) except for certain limited permitted extensions due to force majeure events, Wynn Las Vegas, LLC will be in default under the Credit Facilities and the Notes and the holders of the indebtedness will have the right to accelerate the indebtedness and exercise other rights and remedies against Wynn Las Vegas, LLC and certain of our other subsidiaries.

Wynn Las Vegas Water Show Entertainment Production

Wynn Las Vegas, LLC has entered into license and production services agreements for the creation, development and production of the show to be presented in the Wynn Las Vegas Aqua Theater showroom. Franco Dragone is the executive producer and principal creator of the water-based show production, which is currently under development and pre-production.

Under these two ten-year agreements, which have five-year renewal options, Wynn Las Vegas, LLC paid a $2 million up-front creation fee and, upon the opening of the show, will pay a royalty of 10% of the net ticket revenue and retail sales as well as 50% of the show’s and retail venue’s profits.

Wynn Las Vegas, LLC also has an option with respect to a second production for Wynn Las Vegas or for another project. Wynn Las Vegas, LLC or one of our other subsidiaries will be required to pay $1 million if we exercise the option.

As part of the show licensing and production agreements discussed above, we granted, to the production company, an award of 189,723 shares of restricted stock. The restricted stock will vest on June 30, 2006. However, the restricted stock will not vest, but instead will be immediately cancelled and retired, if, as of June 30, 2006 the entertainment production at Wynn Las Vegas has not commenced or has been cancelled due to any act or omission of the production company ot the production company has not successfully opened another production show for us in another venue or, if opened, the other show has been cancelled due to any act or omission of the production company.

Market and Competition

Las Vegas

Las Vegas is one of the fastest growing leisure, lodging and entertainment markets in the country, has one of the strongest and most resilient hotel markets in the country and, according to the American Gaming Association, has the highest casino gaming revenue in the United States. Major properties on the Las Vegas Strip have opened over the past ten years including Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, Aladdin Resort & Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Circus Circus Hotel, Casino and Theme Park, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas, which will be located on the Las Vegas Strip, will compete with these and other high-quality resorts and hotel casinos on the Las Vegas Strip and those in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

During 2003, The Venetian completed and opened a 1,000-room hotel tower on top of the resort’s existing parking garage. Also, Mandalay Bay Resort & Casino completed construction of and opened THE hotel a 1,118-room, all-suite tower connected to the original hotel. In March 2003, Caesars Palace completed construction of an approximately 4,000-seat performing arts “Colosseum,” and has recently begun construction of a 949-room tower addition to Caesars Palace. The Forum Shops at Caesars Palace have also begun a 175,000 square foot expansion project, scheduled for completion in Fall 2004. Moreover, MGM Mirage is also constructing an approximately 925-room “spa tower” addition to Bellagio, as well as expanding Bellagio’s spa and salon, meeting space and retail space.

Many competing properties, such as Bellagio, Caesars Palace, Harrah’s Las Vegas, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, the MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Rio All-Suite Hotel & Casino, Treasure Island at The Mirage and The Venetian, have themes and attractions which draw a significant number of visitors and will directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we will and target the same demographic group as we will. We will seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and level of luxury.

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

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred in December 1999 from Portugal to Chinese administration. Macau is located approximately 37 miles southwest of Hong Kong and has been a gaming destination for more than 40 years. According to the Innovation Group, a gaming research company, casinos in Macau generated approximately $3.5 billion in gaming revenue in 2003. Macau casinos are primarily table game-oriented and include many private VIP rooms, but contain relatively few slot machines.

Macau’s gaming market is primarily dependent on tourists. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, more than 11.9 million people visited Macau in 2003. From 1999 through 2003 less than one-third of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only one to two nights. Gaming customers traveling to Macau typically come from nearby destinations in Asia such as Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, over 90% of the tourists who visited Macau in 2003 came from Hong Kong, mainland China or Taiwan.

Macau completed construction of an international airport in 1995 that provides direct air service to major cities in Asia, such as Manila, Singapore, Taipei, Bangkok, Beijing and Shanghai. The Macau International Airport can accommodate large commercial aircraft and directly serves at least 20 cities, including at least 12 in China, with links to numerous other major Asian destinations.

The Macau government is encouraging significant foreign and domestic investment in new and expanded casino and entertainment facilities in Macau that are intended to promote Macau as a casino resort destination and enhance tourism and lengthen stays. Examples of recent investment activity in Macau include the development of an entertainment complex that reportedly will include gaming amenities in the Fisherman’s Wharf area of Macau planned by Sociedade de Jogos de Macau (“SJM”), and the Casino Pharaoh’s Palace recently opened in the Landmark Building by SJM; the casino resort on Taipa reportedly planned by Galaxy Casino, Ltd., an affiliate of Venetian Resorts; the proposed Sands casino under construction by Venetian Resorts in Macau adjacent to the Mandarin Oriental Hotel; and Wynn Macau’s proposed casino resort. In addition, the development of Hong Kong Disneyland scheduled to open in 2005 on Lantau Island near Macau is expected to increase the number of visitors to Macau.

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

In the past, gaming in Macau was administered as a government-sanctioned monopoly concession awarded to a single concessionaire. However, under the authority of the Chief Executive and the Casino Tender Commission of Macau, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires, who in turn are permitted, subject to the approval of the government of Macau, to grant sub-concessions to other gaming operators. SJM, has been granted one of the concessions. SJM is controlled by Stanley Ho, who through another entity has controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years. Galaxy Casino Company Limited, referred to herein as Galaxy, also has been awarded a concession to operate casinos in Macau. Galaxy is a joint venture between an affiliate of the operators of The Venetian in Las Vegas and a group of Hong Kong investors headed by Lui Chi-woo. Venetian Resorts has also entered into a subconcession agreement with Galaxy to independently develop and operate casinos in Macau. Wynn Macau, S.A. was awarded the third concession. Wynn Macau’s gaming business will initially compete with businesses to be operated by the two other casino concessionaires and their respective sub-concessionaires in Macau. Wynn Macau, S.A.’s concession agreement also permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

SJM has the benefit of being an established gaming enterprise with existing operations at thirteen locations in Macau. Most of these casinos are relatively small facilities which are offered as amenities in hotels; however, a few are substantial operations enjoying recognition by gaming customers. Three of the largest hotels with casinos in Macau are the Hotel Lisboa, Mandarin Oriental and the Hyatt Regency. Seven of the thirteen casinos in Macau are located in hotels. In addition, an affiliate of Mr. Ho owns substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong and Kowloon.

Wynn Macau will face increased competition if any existing or future concessionaires or sub-concessionaires, SJM, Galaxy or Venetian Resorts constructs new, or renovates existing, casinos in Macau. As previously noted, SJM opened Pharaoh’s Palace in the Landmark Building and is remodeling the Hotel Lisboa and constructing a new Fisherman’s Wharf entertainment complex, which will reportedly include gaming amenities, in the area of the Macau ferry terminal. SJM is obligated to invest at least approximately 4.7 billion patacas (approximately US $587.5 million) by December 2004 under its concession agreement with the government of Macau. Additionally, according to news reports, Galaxy intends to build a major casino resort on Taipa, the island where Macau’s international airport is located, and possibly other casinos. Together, Galaxy and its subconcessionaire are obligated to invest at least 8.8 billion patacas (approximately US $1.1 billion) by June 2012 under Galaxy’s concession agreement with the government of Macau.

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

Nevada

Introduction.    The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Once the resort is open, Wynn Las Vegas’ operations will be subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming License Board, which we refer to herein collectively as the Nevada Gaming Authorities.

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

Changes in these laws, regulations and procedures could have significant negative effects on Wynn Las Vegas’ proposed gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements.    Before Wynn Las Vegas opens, Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas, is required to seek approval from, and be licensed by, the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee. Wynn Las Vegas, LLC has submitted the required applications and if Wynn Las Vegas, LLC is granted gaming licenses, it will have to pay periodic fees and taxes. The gaming licenses will not be transferable. We cannot assure you that Wynn Las Vegas, LLC will be able to obtain all approvals and licenses from the Nevada Gaming Authorities on a timely basis or at all.

Company Registration Requirements.    Before Wynn Las Vegas opens, Wynn Resorts is required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Valvino Lamore, LLC (“Valvino”), a wholly subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Valvino is required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn Resorts Holdings is also required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn Las Vegas, LLC, as an issuer of the Notes, also qualifies as a registered company and, in addition to being licensed, is required to be registered by the Nevada

Gaming Commission as a registered company. Wynn Capital is not required to be registered or licensed, but may be required to be found suitable as a lender or financing source. We have submitted all required applications, however, we cannot assure you that the registrations, licenses and findings of suitability from the Nevada Gaming Authorities will be obtained on a timely basis or at all.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements.    No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and certain of our officers, directors and key employees are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Aruze USA, Inc., referred to hereafter as “Aruze USA”, which owns approximately 30% of Wynn Resorts’ common stock, will be required to apply to, and be licensed or found suitable by, the Nevada Gaming Commission and be registered as a holding company of Wynn Resorts prior to the opening of Wynn Las Vegas. Kazuo Okada is the owner of a controlling interest in Aruze Corp., the parent company of Aruze USA, and will also be required to be licensed or found suitable in respect of Wynn Resorts. Aruze Corp. will qualify as a publicly traded corporation under the terms of the Nevada Gaming Control Act and will be required to apply to, and be registered by, the Nevada Gaming Commission as a registered company and to be found suitable to own the stock of Aruze USA. Any beneficial owner of more than 10% of Aruze Corp.’s voting securities must also be licensed or found suitable, including Kazuo Okada and his son, Tomohiro Okada. Kazuo Okada is currently licensed by the Nevada Gaming Commission to own the shares of Universal Distributing of Nevada, Inc., a gaming machine manufacturer and distributor. Kazuo Okada and Tomohiro Okada are seeking approval from the Nevada Gaming Commission in connection with the proposed transfer of Universal Distributing to Aruze Corp. In connection with this application, the Nevada State Gaming Control Board has raised certain concerns, including transactions which were then the subject of a pending tax case in Japan which involved Universal Distributing, Aruze Corp. and other related parties. The lower court in the Japanese tax case ruled in Aruze Corp.’s favor, which ruling was upheld on appeal. However, it is unclear whether or how these events will affect the Nevada Gaming Commission’s consideration of suitability with respect to Aruze USA’s ownership of Wynn Resorts’ stock.

Aruze Corp. has informed us that there are a number of other outstanding issues in the Nevada State Gaming Control Board’s investigation of the proposed transfer of Universal Distributing. These issues could result in the denial of the application. In addition, on January 22, 2003, the Missouri Gaming Commission denied the renewal of a supplier’s gaming license to Sigma Game, Inc., a slot machine manufacturer with which Kazuo Okada has financial ties and with respect to which Kazuo Okada is considered by that commission to be a “key person,” on the basis that Kazuo Okada and Aruze Corp. failed to complete key person application forms for licensing in the state of Missouri as requested. We have been further informed that the Missouri gaming applications were not filed by Kazuo Okada and Aruze Corp. on advice of their legal counsel. Subsequently, Sigma Game, Inc. obtained a Missouri state court preliminary injunction reinstating its supplier’s gaming license. Sigma Game, Inc. and the staff of the Missouri Gaming Commission have agreed on a settlement which has resulted in Sigma Game, Inc. retaining its supplier’s gaming license without requiring Kazuo Okada or Aruze Corp. to complete key person applications. The settlement has been approved by the Missouri Gaming Commission. No formal action of any kind has been taken by the Nevada State Gaming Control Board or the Nevada Gaming Commission in connection with any of these issues. If the Nevada State Gaming Control Board or the Nevada Gaming Commission were to act adversely with respect to the pending proceeding involving Universal Distributing, that decision could adversely affect the applications that have been filed by Aruze USA, Aruze Corp., Kazuo Okada and Tomohiro Okada in respect of Wynn Resorts.

If any gaming application of Aruze USA, Aruze Corp. or Kazuo Okada concerning Aruze USA’s ownership of Wynn Resorts’ stock is denied by Nevada gaming authorities or requested to be withdrawn, then, under certain circumstances, Wynn Resorts has the right to (i) require Mr. Wynn to purchase the shares owned by Aruze USA in Wynn Resorts or (ii) purchase the shares directly. In either circumstance, Wynn Resorts and Mr. Wynn have the option to purchase the shares with a promissory note unless the Nevada Gaming Commission determines that Aruze USA is unsuitable to hold a note as described in more detail below. If we are required to purchase the shares held by Aruze USA, we may have to seek equity financing for such a purchase or issue a promissory note and therefore incur an indebtedness obligation to Aruze USA, which we are permitted to do under our articles of incorporation. Any such debt obligation on our balance sheet may negatively affect the price of our common stock and our ability to obtain financing needed for other corporate purposes.

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

Consequences of Violating Gaming Laws.    If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate Wynn Las Vegas and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

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

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of our voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board at directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Consequences of Being Found Unsuitable.    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

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

Gaming Laws Relating to Securities Ownership.    The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company, such as the Debentures, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

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

The regulations of the Nevada Gaming Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, such as Wynn Resorts and Wynn Las Vegas, LLC, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Gaming Commission for prior approval of such offering. The Nevada Gaming Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a ruling request, the Nevada State Gaming Control Board Chairman has ruled that it is not necessary to submit an application. While our initial public offering of common stock, the offering of the Notes by Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., as well as the offering of the Debentures by Wynn Resorts, qualified as public offerings, the Nevada State Gaming Control Board Chairman, after consideration of our ruling requests, issued administrative rulings that it was not necessary to submit applications for prior approval of such offerings.

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

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations of Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

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

Fees and Taxes.    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax also is imposed on admission charges and sales of food, beverages and merchandise where live entertainment is furnished.

Foreign Gaming Investigations.    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

License for Conduct of Gaming and Sale of Alcoholic Beverages.    The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas will be subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board. In addition to approving Wynn Las Vegas, the Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Macau

As a concessionaire of the Government of Macau, Wynn Macau, S.A. is subject to the regulatory control of the Government of Macau.

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

Under the Laws and Administrative Regulations, concessionaires are subject to suitability requirements in terms of background, associations and reputation, as are stockholders of 5% or more of a concessionaire’s equity securities, officers, directors and key employees. The same requirements apply to any entity engaged by a concessionaire to manage casino operations. Concessionaires also are required to satisfy minimum capitalization requirements, to demonstrate and maintain adequate financial capacity to operate the concession, and to submit to continuous monitoring of their casino operations by the Macau government. Concessionaires also are subject to periodic financial reporting requirements and reporting obligations with respect to, among other things, certain contracts, financing activities and transactions with directors, financiers and key employees. Transfers or the encumbering of interests in concessionaires must be reported to the Macau government and are ineffective without government approval.

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

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 5% of gross gaming revenue (Wynn Macau, S.A. must pay 4% under its concession agreement) for the promotion of public interests, infrastructure and tourism. Concessionaires also are obligated to withhold, subject to partial exemption, a 5% tax from any commissions paid to junket representatives. A junket representative is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation, accommodations, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire.

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

Licensed junket representatives must identify outside contractors who assist them in junket activity. Such contractors are subject to disapproval by the Macau government. Changes in the management structure of business entity junket representative licensees must be reported to the Macau government and any transfer or the encumbering of interests in such licensees is void without prior government approval. To conduct junket activity, junket representative licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

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

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire. The government of Macau also may redeem a concession starting at an established date after the entering into of a concession. With respect to Wynn Macau, S.A.’s concession, the government of Macau’s right to redeem the concession begins fifteen years from the date of the concession agreement and entitles Wynn Macau, S.A. to certain compensation. The government of Macau also may terminate a concession for cause, including, without limitation, failure of the concessionaire to fulfill its obligations under law or the concession contract, abandonment or suspension of operations or failure to pay taxes and other monetary obligations to the government of Macau, in which case no compensation is due to the concessionaire. In addition, the government of Macau may, in the public interest, unilaterally terminate the concession at any time, in which case the concessionaire is entitled to reasonable compensation.

The government of Macau is currently considering various proposed changes to its laws and regulations relating to casino gaming. Such changes could affect the viability and profitability of contemplated casino operations in Macau. In addition, some of the laws and regulations summarized above have not yet been applied by the government of Macau to an operating concessionaire. Therefore, the effectiveness, reasonableness and fairness of the regulatory system cannot be assessed at this time.

Seasonality

Upon opening Wynn Las Vegas certain months may experience fluctuations in revenues and cash flows, however, we do not expect that our gaming business will be unusually impacted by seasonality.

Employees

We currently employ approximately 300 employees in the U.S. and approximately 15 in Macau. We anticipate that when Wynn Las Vegas opens, we will employ approximately 8,000 employees in connection with the operation of Wynn Las Vegas. In addition, we expect that Wynn Macau, S.A. will employ approximately 3,700 employees by the opening of Wynn Macau. As a result, we will need to undertake a major recruiting and training program before the opening of the resorts. However, we believe that we will be able to attract and retain a sufficient number of qualified individuals to operate the hotel and casino. We will pay competitive market wages to our employees.

Currently, Valvino is a party to one collective bargaining agreement with the local Culinary and Bartenders Unions, which it assumed in connection with the acquisition of the Desert Inn. By its terms, the agreement with the Culinary and Bartenders Unions does not apply to Wynn Las Vegas. However, unions may seek to organize the workers at Wynn Las Vegas or claim that the agreements that had been assumed in connection with Valvino’s acquisition of the Desert Inn Resort & Casino obligate Wynn Las Vegas, LLC to enter into negotiations with one or more of the unions to represent the workers at Wynn Las Vegas. Unionization or pressure to unionize could increase our labor costs.

Trademarks and Service Marks

Our most important marks are our WYNN-related trademarks and service marks.

We have filed applications with the U.S. Patent and Trademark Office (“PTO”), to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registrable unless the surname has acquired “secondary meaning.” To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the WYNN DESIGN AND DEVELOPMENT applications and WYNN RESORTS applications, based upon Mr. Wynn’s prominence as a resort developer. Thus, we have no reason to believe we would be unsuccessful with the other pending applications.

Even if we are able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

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

Risks Associated with Our Construction of Wynn Las Vegas

There are conditions precedent to the funding of the remaining components of the financing for Wynn Las Vegas.

We have credit facilities that provide for borrowings up to $1 billion and a furniture, fixtures and equipment, or FF&E, facility that provides for additional loans up to $188.5 million, which may be increased to $198.5 million with the FF&E lenders’ approval if we purchase a replacement corporate aircraft.

We entered into the Disbursement Agreement with the agents under the Credit Facilities and the FF&E facility and the trustee of the Notes under which we were required to first use the proceeds of the initial public offering of our common stock and the cash on hand that Wynn Resorts and Valvino contributed to the Wynn Las Vegas entities, other than the funds contributed to the completion guarantor and held in the liquidity reserve account, to fund the development, construction and pre-opening costs of Wynn Las Vegas. When those funds were depleted in November 2003 we were permitted to begin using the proceeds of the Notes. We will not be permitted to borrow under the Credit Facilities or the FF&E facility until we have used all of the proceeds of the Notes in accordance with the Disbursement Agreement, which is expected to be during the second quarter of 2004.

Our ability to borrow, from time to time, under the Credit Facilities and the FF&E facility is subject to various conditions precedent. In addition to other customary conditions to funding for these types of facilities, our ability to obtain a disbursement of the funds under our debt facilities is subject to the following conditions:

•

we, Marnell Corrao, the lenders’ independent construction consultant and certain other third parties must certify as to various matters regarding the progress of construction, as to the conformity of the portions of the project then completed with the plans and specifications and that Wynn Las Vegas will be completed by the scheduled completion date, which may be extended in accordance with the Disbursement Agreement, but not beyond September 30, 2005, except for certain limited permitted extensions due to force majeure events;

•	we and our principal stockholders must maintain in full force and effect the existing arrangements among our stockholders to facilitate obtaining the gaming license for the Wynn Las Vegas in the event that one of our major stockholders is unable to qualify for such license;

•	the construction of Wynn Las Vegas must be “in balance,” meaning that the undisbursed portions of the proceeds of the Notes, the Credit Facilities and the FF&E Facility, together with certain other funds available to Wynn Las Vegas, must equal or exceed the remaining costs to complete Wynn Las Vegas’ construction plus a required contingency; and

•	the general contractor must have entered into subcontracts in respect of specified percentages of the total construction cost of Wynn Las Vegas to be managed by the general contractor, which percentages are set forth in the Disbursement Agreement.

We cannot assure you that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the lenders under the Credit Facilities and their consultants and is therefore beyond our control.

Failure to satisfy the conditions to the drawdowns under the Credit Facilities or the FF&E Facility could impact our ability to complete Wynn Las Vegas. We may not have access to alternative sources of funds necessary to complete Wynn Las Vegas on satisfactory terms or at all. If we seek additional equity capital as a funding alternative, the interests of our stockholders could be diluted.

The development costs of Wynn Las Vegas are estimates only, and actual development costs may be higher than expected.

Not all of the plans and specifications for Wynn Las Vegas have been finalized. We expect the total development cost of Wynn Las Vegas to be approximately $2.4 billion, including the budgeted design and construction costs, cost of the land, capitalized interest, pre-opening expenses and all financing fees. The required cash interest payments and commitment fees on the Credit Facilities, FF&E Facility, Notes and any other indebtedness and obligations of Wynn Las Vegas, LLC which will become due through the estimated commencement date of operations of Wynn Las Vegas have been included in our estimate of the total development cost.

While we believe that the overall budget for the development costs for Wynn Las Vegas is reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although Wynn Las Vegas has a $37.3 million owners’ contingency (which is included in our $1.4 billion design and construction budget), a $50 million completion guarantee and a $30 million liquidity reserve to cover cost overruns (neither of which is included in the estimated $2.4 billion total development cost), these contingencies may not be sufficient to cover the full amount of such overruns. Moreover, the Disbursement Agreement imposes conditions on the use of these contingencies, including that the completion guarantee and the liquidity reserve are only available to us incrementally once Wynn Las Vegas is halfway completed. If we are unable to use these contingencies or if these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs. Our inability to pay development costs as they are incurred will negatively affect our ability to complete Wynn Las Vegas and thus may significantly impair our business operations and prospects.

Cost overruns could cause Wynn Las Vegas to be out of “balance” under the Disbursement Agreement and, consequently, prevent us from obtaining funds from the proceeds of the Notes or, after those funds are exhausted, to draw down under the Credit Facilities and the FF&E Facility. If we cannot obtain these funds, we will not be able to open Wynn Las Vegas to the general public on schedule or at all, which would have a significant negative impact on our financial condition and results of operations.

Not all of the construction costs of Wynn Las Vegas are covered by our guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We have entered into a guaranteed maximum price construction contract with Marnell Corrao covering approximately $928 million of the budgeted $1.4 billion design and construction costs for Wynn Las Vegas. We are responsible for cost overruns with respect to the remaining approximately $501 million of the $1.4 billion of budgeted components that are not part of the guaranteed maximum price contract. The guaranteed maximum price contract does not include items such as the costs of construction of the new golf course and the hotel parking garage and approximately $292 million in interior design and related furniture, fixtures and equipment. While we may in the future enter into other agreements that may seek to limit our exposure to construction cost increases, the actual costs for these items may exceed budgeted costs.

The guaranteed maximum price under the Marnell Corrao construction contract may increase, and we would be responsible for the amount of any increase.

Although we have a $928 million guaranteed maximum price construction contract with Marnell Corrao, it provides that the guaranteed maximum price will be appropriately increased, and the deadline for the contractor’s obligation to complete construction will be appropriately adjusted, on account of, among other things:

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

Although we have determined the overall scope and general design of Wynn Las Vegas, not all of the detailed plans and specifications have been finalized. Currently, final plans have been issued for approximately 90% of the project building areas under the approximately $928 million Marnell Corrao construction contract. With respect to the construction components for which plans and specifications have not been finalized, the guaranteed maximum price is based on master concept plans and agreed upon design and other premises and assumptions for the detailed plans to be created. Construction has commenced before completion of all drawings and specifications.

Inconsistencies between the completed drawings and specifications and the premises and assumptions on which the approximately $928 million guaranteed maximum price was based could, under specific circumstances, cause us to be responsible for costs in excess of the guaranteed maximum price. For example, if the initial drawings, when finalized, are inconsistent with the premises and assumptions, we will be responsible for the increase, if any, in the cost to construct the work covered by those drawings over the previously agreed upon amounts designated for such work in the guaranteed maximum price. Furthermore, the premises and assumptions may not be sufficiently specific to determine, as between the contractor and us, who is responsible for cost overruns in specific situations.

The liquidated damages provision in our guaranteed maximum price construction contract likely will not be sufficient to protect us against exposure to actual damages we may suffer for delay in completion of the project.

Under the construction contract with Marnell Corrao, the guaranteed date of substantial completion is April 28, 2005. The contract provides for liquidated damages in the amount of $300,000 per day to be imposed on Marnell Corrao on a daily basis, up to a maximum of 30 days, for a maximum amount of $9 million, if all work required by the construction contract is not substantially completed by the deadline, following a five-day grace period and subject to force majeure and other permitted extensions. We cannot assure you that construction will be completed on schedule and, if completion of the construction were delayed beyond the grace period, our actual damages would likely exceed $300,000 per day.

In addition, if the contractor defaults under the construction contract, we may be unable to complete Wynn Las Vegas on schedule or within the amount budgeted. Failure to complete construction on schedule may have a significant negative impact on our operations and financial condition.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the guaranteed maximum price contract.

Under the terms of the construction contract with Marnell Corrao, Marnell Corrao is, subject to specific conditions and limitations, responsible for all construction costs covered by the construction contract that exceed the approximately $928 million guaranteed maximum price contained in the contract.

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

We cannot assure you that Marnell Corrao and Austi will have sufficient financial resources to fund any cost overruns or liquidated damages for which Marnell Corrao is responsible under the guaranteed maximum price contract. Furthermore, neither Marnell Corrao nor Austi is contractually obligated to maintain its financial resources to cover cost overruns. If Marnell Corrao and Austi do not have the resources to meet their obligations and we are unable to obtain funds under the performance and payment bond in a timely manner, or if the performance and payment bond is insufficient to cover any shortfall, we may need to pay these excess costs in order to complete construction of Wynn Las Vegas.

Certain provisions in the construction contract with Marnell Corrao for construction of Wynn Las Vegas may be unenforceable.

Certain Nevada statutes have substantially impaired, and in some cases eliminated, an owner’s ability to withhold funds from a contractor or subcontractor, even when there may be defective work or a dispute about amounts owed. These laws also limit an owner’s ability to terminate, suspend or interrupt the construction, and in several circumstances, entitle the contractor and subcontractor to payment of their full unearned fee, following a brief notice period, if the owner suspends, terminates or interrupts the construction or fails to make payment or withholds amounts claimed to be due. In addition, Nevada law permits contractors and subcontractors to terminate construction contracts upon very short notice periods if any payments are not timely made to the contractors. The construction contract with Marnell Corrao contains provisions that provide us with rights and protections that in some circumstances may be inconsistent with these laws. While it appears that some of these laws can be waived, others expressly prohibit waiver. The effect of these laws on the provisions of the construction contract is not completely clear. Therefore, while we have negotiated with Marnell Corrao for specific rights and obligations, including with respect to damages, termination and suspension of construction, those provisions of the construction contract may not be enforceable to the extent they conflict with non-

waivable provisions of applicable laws. If the provisions of the construction contract are not enforceable, delays or suspensions in the work initiated by the owner or other events may expose us to increased costs. We cannot assure you that we will have sufficient funds to pay these increased costs.

There are significant risks associated with major construction projects that may prevent completion of Wynn Las Vegas on budget and on schedule.

Major construction projects of the scope and scale of Wynn Las Vegas entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Wynn Las Vegas.

We anticipate that only some of the subcontractors engaged by the contractor to perform work and/or supply materials in connection with the construction of Wynn Las Vegas will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. We cannot assure you that these bonds will be adequate to ensure completion of the work.

We cannot assure you that Wynn Las Vegas will commence operations on schedule or that construction costs for Wynn Las Vegas will not exceed budgeted amounts. Failure to complete Wynn Las Vegas on budget or on schedule may have a significant negative effect on us.

Simultaneous construction of Wynn Las Vegas and Wynn Macau may stretch management time and resources.

Wynn Las Vegas is scheduled to open in April 2005, and our subsidiary Wynn Macau, S.A. may pursue development of Wynn Macau in the same time period. If both projects are being built simultaneously, members of our senior management will be involved in planning and developing both projects. Developing Wynn Macau simultaneously with Wynn Las Vegas may divert management resources from the construction and/or opening of either project. Management’s inability to devote sufficient time and attention to either project may delay the construction or opening of either project. Any delay caused by such circumstances could have a negative effect on our business and operations.

Risks Related to Our Substantial Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

As we progress toward the completion of the construction of Wynn Las Vegas, we will have a substantial amount of consolidated debt in relation to our equity, which debt will increase during the construction period. As of December 31, 2003, we had approximately $1.8 billion of debt, including $1 billion available for borrowing under our Credit Facilities and $150.5 million available for borrowing under our FF&E Facility. We anticipate that we will have total outstanding indebtedness of approximately $1.75 billion by the time Wynn Las Vegas is completed, not counting unborrowed amounts under our Credit Facilities and FF&E Facility. In addition, we may incur additional indebtedness in connection with contemplated expansion plans. Our substantial indebtedness could have important consequences. For example:

•	If we do not complete construction of Wynn Las Vegas by the scheduled completion date, which may be extended in accordance with the Disbursement Agreement, but not beyond September 30, 2005, except for certain limited permitted exceptions due to force majeure events, fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to: repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Wynn Las Vegas entities, petition a court to appoint a receiver for the Wynn Las Vegas entities for substantially all of their assets, and if they are insolvent, to initiate involuntary bankruptcy proceedings against the Wynn Las Vegas entities, in each case, subject to procedural restraints and limitations applicable to secured creditors generally and also those imposed by applicable gaming laws, rules and regulations;

•	Once Wynn Las Vegas is operating, we will be required to use a substantial portion of our cash flow from operations to service and amortize indebtedness incurred specifically for Wynn Las Vegas, which will reduce the available cash flow to fund working capital, capital expenditures and other general corporate purposes and distributions up to us at the parent level to fund our obligations, including our obligations under the Debentures;

•	We may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	We may have a limited ability to obtain additional financing, if needed, to fund Wynn Las Vegas’ and/or Wynn Macau’s design and construction costs, working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•	Under the Credit Facilities and the FF&E Facility, a substantial portion of the interest rates we pay will fluctuate with the current market rates and, accordingly, our interest expense, a portion of which is subject to interest rate protection as required by the Credit Facilities, will increase if market interest rates increase;

•	Our substantial indebtedness will increase our vulnerability to general adverse economic and industry conditions; and

•	We may be placed at a competitive disadvantage to our competitors who are not as highly leveraged.

Wynn Resorts is a guarantor of the indebtedness under the Credit Facilities, the FF&E Facility and the Notes and as a result, Wynn Resorts is obligated to make payments to the lenders and the holders of the Notes if the Wynn Las Vegas entities fail to satisfy their obligations under the Credit Facilities, the FF&E Facility or the Notes.

As a holding company, we are entirely dependent upon the operations of our subsidiaries and their ability to make dividends or distributions to provide cash flow for our operations.

We are a holding company and our assets consist primarily of investments in our subsidiaries, including the Wynn Las Vegas entities and the Wynn Macau companies. Our subsidiaries will conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. As a result, our cash flow will depend upon:

•	the cash flow of our subsidiaries; and

•	the ability of those subsidiaries to provide funds to us in the form of dividends, distributions, loans or otherwise.

The Credit Facilities, the FF&E Facility and the indenture governing the Notes significantly restrict the ability of the Wynn Las Vegas entities to make any dividends or distributions to us. In addition, we expect that any financing arrangements entered into by the Wynn Macau companies will contain similar restrictions. As a result of these restrictions, or for other reasons, cash flow generated by Wynn Macau may not be available to service the debt of the subsidiaries developing Wynn Las Vegas. Similarly, any cash flow generated by Wynn Las Vegas may not be available to service any debt of the subsidiaries developing Wynn Macau. See also “Part II, Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters—Dividends.”

Although the Wynn Las Vegas entities will be permitted to distribute funds to us to cover certain corporate overhead, and, following completion of Wynn Las Vegas, will be permitted to pay limited management fees to Wynn Resorts if they achieve certain financial ratios and there is not a default under the Credit Facilities or the indenture governing the Notes, we do not expect to have any significant cash flow at Wynn Resorts from the Wynn Las Vegas entities for a considerable period of time.

We may not generate sufficient cash flow after opening Wynn Las Vegas to meet our substantial debt service and other obligations.

Before the opening of Wynn Las Vegas, which is expected to occur in April 2005, and the possible opening of Wynn Macau, we will have no material operations. Consequently, we are dependent on the proceeds of our initial public offering, borrowings under the Credit Facilities and the FF&E Facility, the proceeds of the Notes, the proceeds of our sale of our common stock in June 2003 to SBM (as defined) and the proceeds of the Debentures to meet all of our construction, debt service and other obligations.

After Wynn Las Vegas opens, our ability to make interest payments under the Credit Facilities, the FF&E Facility, the Notes, the Debentures and any other indebtedness will depend on its ability to generate sufficient cash flow from operations. We cannot assure you that Wynn Las Vegas will begin operations by the scheduled opening date or at all, or that it will be able to generate sufficient cash flow to meet its expenses, including our debt service requirements. Our ability to generate cash flow will depend upon many factors, including:

•	our future operating performance;

•	the demand for services that we provide;

•	general economic conditions and economic conditions affecting locations in which we operate or the hotel/casino industry in particular;

•	our ability to hire and retain employees at a reasonable cost;

•	competition; and

•	legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. Any inability to meet our debt service obligations would have a material adverse effect on our operating results and financial condition.

Our subsidiaries’ indebtedness is secured by a substantial portion of their assets.

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, the Credit Facilities and Notes are secured by liens on substantially all of the assets of the Wynn Las Vegas entities. We expect that the financing documents for the Macau opportunity will similarly involve the granting of security interests in substantially all of the assets of the Wynn Macau companies.

In the event of a default by any of our subsidiaries under their financing documents, or if certain of our subsidiaries experience insolvency, liquidation, dissolution or reorganization, the holders of indebtedness under the Credit Facilities, the FF&E Facility, the indenture governing the Notes and any other secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our unsecured debt be entitled to payment from our remaining assets. Holders of our common stock would only be entitled to receive distributions from our remaining assets after payment in full of holders of our debt.

The Credit Facilities, the FF&E Facility and the indenture governing the Notes contain covenants that restrict the ability of the Wynn Las Vegas entities to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Credit Facilities, the FF&E Facility and the indenture governing the Notes contain covenants that restrict the ability of the Wynn Las Vegas entities to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Credit Facilities, the FF&E Facility and the indenture governing the Notes impose operating and financial restrictions on the Wynn Las Vegas entities, including, among other things, limitations on the ability of the Wynn Las Vegas entities to:

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

The Credit Facilities require the Wynn Las Vegas entities to satisfy various financial covenants, including maximum total leverage, minimum fixed charge coverage, minimum earnings before interest, tax, depreciation and amortization and minimum net worth requirements. Future indebtedness or other contracts could contain financial or other covenants more restrictive than those applicable to the Credit Facilities, the FF&E Facility and the Notes.

The ability of the Wynn Las Vegas entities to comply with these provisions may be affected by general economic conditions, industry conditions, other events beyond their control and delay completion of Wynn Las Vegas. As a result, we cannot assure you that the Wynn Las Vegas entities will be able to comply with these covenants. Failure by the Wynn Las Vegas entities to comply with the covenants contained in the Credit Facilities, the FF&E Facility or the indenture governing the Notes, including failure as a result of events beyond their control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition. If the Wynn Las Vegas entities fail to comply with a financial covenant or other restriction contained in the Credit Facilities, the FF&E Facility, the indenture governing the Notes or any future financing agreements, an event of default could occur, which could result in acceleration of all of the indebtedness of the Wynn Las Vegas entities and the Debentures.

Other General Risks Associated with Our Business

We have no operating history.

We were formed principally to develop and operate Wynn Las Vegas and Wynn Macau and will not have revenue or earnings until the opening of at least one of such resorts. These are new developments with no history of operations. We cannot assure you that we will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to Wynn Las Vegas or Wynn Macau to make their operations profitable, either independently in Las Vegas or Macau or as a whole.

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

We will be required to undertake a major recruiting program before Wynn Las Vegas opens. However, the pool of experienced gaming and other personnel is limited and competition to recruit and retain gaming and other personnel is likely to intensify as competition in the Las Vegas hotel casino market increases. We cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to operate Wynn Las Vegas on acceptable terms.

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board and Chief Executive Officer and one of our principal stockholders. We have entered into an employment agreement with Mr. Wynn. However, we cannot assure you that Mr. Wynn will remain with us. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by us as Chief Executive Officer or serving as Chairman of the Board, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that requires us to repay the Notes and the Debentures and would constitute an event of default under the Credit Facilities and the FF&E Facility.

The casino, hotel, convention and other facilities at Wynn Las Vegas will face intense competition.

Las Vegas Casino/Hotel Competition. The casino/hotel industry is highly competitive. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size. Wynn Las Vegas also will compete with a large number of other hotels and motels located in and near Las Vegas, as well as other resort destinations. Many of our competitors have established gaming operations, are subsidiaries or divisions of large public companies and may have greater financial and other resources than we do.

According to the Las Vegas Convention and Visitors Authority, there were approximately 98,000 hotel rooms on or around the Las Vegas Strip as of December 31, 2003. Competitors of Wynn Las Vegas will include resorts on the Las Vegas Strip, among which are Bally’s Las Vegas, Bellagio, Caesars Palace, Harrah’s Las Vegas Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage and The Venetian, and resorts off the Las Vegas Strip, such as Las Vegas Hilton, The Palms Casino Resort and Rio All-Suite Hotel & Casino. The Venetian has completed and opened an expansion consisting of an approximately 1,000-room hotel tower on top of the resort’s existing parking garage and approximately 150,000 square feet of additional meeting and conference space. In addition, Mandalay Bay Resort & Casino constructed a 1,122-room, all-suite tower connected to the pre-existing hotel casino resort and a new convention, meeting and retail complex. In March 2003, Caesars Palace completed construction of an approximately 4,100-seat performing arts “Colosseum,” and has recently begun construction of a 949-room tower addition to Caesars Palace. Moreover, MGM Mirage has begun construction of an approximately 925-room “spa tower” addition to Bellagio, as well as an expansion of Bellagio’s spa and salon, meeting space and retail space, with an expected completion in December 2004. The Forum Shops at Caesars Palace has also begun a 175,000 square foot expansion project, which is scheduled to be completed in the Fall of 2004.

The construction and expansion of these properties during the time that Wynn Las Vegas is being constructed may affect the availability of construction labor and supplies, resulting in increased costs. We cannot assure you that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of hotel casino resorts or the appeal of the features offered by Wynn Las Vegas would impair our financial condition and future results of operations.

Wynn Las Vegas will be different from many other Las Vegas resorts in that it will not focus on a highly themed experience. Instead, Wynn Las Vegas will offer an environment having a sophisticated, casually elegant ambience. Wynn Las Vegas’ environment may not appeal to customers. In addition, customer preferences and trends can change, often without warning, and we may not be able to predict or respond to changes in customer preferences in time to adapt Wynn Las Vegas and the attractions and amenities it offers to address new trends.

Other Competition for Wynn Las Vegas.    Wynn Las Vegas also will compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, with riverboat gaming facilities in other states, with hotel/casino facilities elsewhere in the world, with state lotteries and with Internet gaming. In addition, certain states recently have legalized, and others may or are likely to legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. Also, in March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands is growing and could become a significant competitive force. The proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

Because we may be entirely dependent upon a limited number of properties for all of our cash flow, we will be subject to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Wynn Las Vegas and Wynn Macau for the foreseeable future. As a result, we likely will be entirely dependent upon Wynn Las Vegas and Wynn Macau for all of our cash flow.

Given that our operations initially will only focus on one property in Las Vegas and one property in Macau, we will be subject to greater degrees of risk than a gaming company with more operating properties. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	an increase in the cost of electrical power for Wynn Las Vegas as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	a decline in the number of visitors to Las Vegas or Macau; and

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas or Wynn Macau.

Any of the factors outlined above could negatively affect our subsidiaries’ ability to generate sufficient cash flow to make payments on the Notes pursuant to the indenture, on borrowings under the Credit Facilities or the FF&E Facility or with respect to our subsidiaries’ other debt.

Terrorism and the uncertainty of military conflicts, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities Wynn Las Vegas will offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, the war in Iraq and other military conflicts in the Middle East and the outbreak of SARS have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which these events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because we expect that our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition to terrorist activities, military conflicts and the outbreak of infectious diseases, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

Also, the terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We do not have insurance coverage for occurrences of terrorist acts with respect to Wynn Las Vegas and any losses that could result from these acts other than damages caused to the works of art from the personal art collection of Stephen A. and Elaine P. Wynn comprising The Wynn Collection. We currently expect to obtain this type of insurance coverage for Wynn Macau, but there can be no assurance that we will be able to secure appropriate coverages for an economically feasible cost. The lack of sufficient insurance for these types of acts could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks and could have a significant negative impact on our operations.

Wynn Las Vegas and Wynn Macau will be subject to extensive state and local regulation, and licensing and gaming authorities have significant control over their operations, which could have a negative effect on our business.

The opening and operation of Wynn Las Vegas and Wynn Macau will be contingent upon our receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the facility or otherwise affect the design and features of Wynn Las Vegas or Wynn Macau. Although we have recently filed the requisite applications, we do not currently hold any state and local licenses and related approvals necessary to conduct our planned gaming operations in Nevada and we cannot be certain that we will obtain at all, or on a timely basis, all required approvals and licenses. Failure to obtain or maintain any of the required gaming approvals and licenses could significantly impair our financial position and results of operations.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities we issue, including our common stock, to file applications, be investigated and be found suitable to own Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

In Macau, concessionaires are subject to ongoing suitability requirements in terms of background, business experience, associations and reputation, as are stockholders of 5% or more of the concessionaire’s equity securities, officers, directors and key employees. The government of Macau also evaluates concessionaires in terms of financial capability to sustain a gaming business in Macau. Failure to maintain the government’s requirements to own or operate a gaming concession could prevent Wynn Macau from opening or continuing to operate.

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

Our articles of incorporation provide that, to the extent a gaming authority makes a determination of unsuitability or to the extent deemed necessary or advisable by the board of directors, we may redeem shares of our capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as we elect.

The Nevada Gaming Commission may require the disposition of shares of our common stock held by certain stockholders in a manner that may cause us to incur debt or disrupt our stock price.

Kazuo Okada is the owner of a controlling interest in Aruze Corp., the parent company of Aruze USA, which owns approximately 30% of our common stock. Under the Nevada gaming regulations, any beneficial owner of more than 10% of Aruze Corp.’s voting securities must be licensed or found suitable in respect of Aruze USA’s ownership interest in our company, including Kazuo Okada and his son, Tomohiro Okada. Kazuo Okada is currently licensed by the Nevada Gaming Commission to own the shares of Universal Distributing, a gaming machine manufacturer and distributor. Kazuo Okada and his son are seeking approval from the Nevada Gaming Commission in connection with the proposed transfer of Universal Distributing to Aruze Corp. In connection with this application, the Nevada State Gaming Control Board raised certain concerns, including transactions which were then the subject of a pending tax case in Japan which involved Universal Distributing, Aruze Corp. and other related parties. The lower court in the Japanese tax case ruled in Aruze Corp.’s favor, which ruling was upheld on appeal.

Aruze Corp. has informed us that there are a number of other outstanding issues in the Nevada State Gaming Control Board’s investigation of the proposed transfer of Universal Distributing. These issues could result in the denial of the application. In addition, on January 22, 2003, the Missouri Gaming Commission denied the renewal of a supplier’s gaming license to Sigma Game, Inc., a slot machine manufacturer with which Kazuo Okada has financial ties and with respect to which Kazuo Okada is considered by that commission to be a “key person”, on the basis that Kazuo Okada and Aruze Corp. failed to complete key person application forms for licensing in the state of Missouri as requested. We have been further informed that the Missouri gaming applications were not filed by Kazuo Okada and Aruze Corp. on advice of their legal counsel. Subsequently, Sigma Game, Inc. obtained a Missouri state court preliminary injunction reinstating its supplier’s gaming license. Sigma Game, Inc.

and the staff of the Missouri Gaming Commission have agreed on a settlement which has resulted in Sigma Game, Inc. retaining its supplier gaming license without requiring Kazuo Okada or Aruze Corp. to complete key person applications. No formal action of any kind has been taken by the Nevada State Gaming Control Board or the Nevada Gaming Commission in connection with any of these issues. If the Nevada State Gaming Control Board or the Nevada Gaming Commission were to act adversely with respect to the pending proceeding involving Universal Distributing, that decision could adversely affect the applications that have been filed by Aruze USA, Aruze Corp., Kazuo Okada and Tomohiro Okada in respect of Wynn Resorts.

If any gaming application of Aruze USA, Aruze Corp. or Kazuo Okada concerning Aruze USA’s ownership of our common stock is denied by Nevada gaming authorities or requested to be withdrawn, then, under certain circumstances, we have the right to require Mr. Wynn to purchase the shares of our common stock owned by Aruze USA in Wynn Resorts or purchase the shares directly. In either circumstance, we and Mr. Wynn have the option to purchase the shares with a promissory note unless the Nevada Gaming Commission determines that Aruze USA is unsuitable to hold a note as described in more detail below. If we are required to purchase the shares held by Aruze USA, we may have to seek additional financing for such a purchase or issue a promissory note and therefore incur an indebtedness obligation to Aruze USA, which we are permitted to do under our articles of incorporation. Any such debt obligation on our balance sheet may negatively affect the price of our common stock.

Moreover, if the Nevada Gaming Commission were to determine that Aruze USA is unsuitable to hold a promissory note issued by Mr. Wynn or us, the Nevada Gaming Commission could order Aruze USA or its affiliate to dispose of its voting securities within a prescribed period of time that may not be sufficient to dispose of the securities in an orderly manner, which could have a negative effect on the price of our common stock.

If Aruze USA or its affiliate were unable to dispose of its voting securities within the prescribed period of time, or if we failed to pursue all lawful efforts to require Aruze USA or its affiliate to relinquish its voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value, the Nevada Gaming Commission could determine that we were unsuitable or could take disciplinary action against us. Disciplinary action could result in the limitation, conditioning, suspension or revocation of any registrations, approvals or gaming licenses held by us and/or the imposition of a significant monetary fine against us. Any such disciplinary action could significantly impair our operations.

Our Las Vegas business will rely on high-end, international customers to whom we may extend credit, and we may not be able to collect gaming receivables from our credit players.

We expect that a significant portion of our table game revenue at Wynn Las Vegas will be attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by and revenue generated from these customers.

We will conduct our gaming activities at Wynn Las Vegas on a credit as well as a cash basis. This credit will be unsecured. Table games players typically will be extended more credit than slot players, and high-stakes players typically will be extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

In addition, the collectibility of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We will extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We have incurred costs and expended funds to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, we, as the owner of the property on which Wynn Las Vegas is situated, may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

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

In connection with constructing the new golf course, which requires significant grading, we may discover unforeseen environmental risks which we will need to incur costs to remediate. In addition, we will incur costs associated with asbestos removal from an existing office building in the event we decide to demolish the building which is situated on our 20-acre parcel of land located north of Wynn Las Vegas along Las Vegas Boulevard. We will be required to incur costs to remediate these or other potential environmental hazards or to mitigate environmental risks.

The Wynn Macau companies will be subject to environmental laws and regulations in Macau, including laws and regulations relating to the prevention and control of noise during construction. Costs expended by the Wynn Macau companies to comply with these Macau environmental laws and regulations, such as to implement control procedures to prevent unlawful noise levels, may have a significant negative effect on the operating results of the Wynn Macau companies. In addition, if the government of Macau holds the Wynn Macau companies accountable and assesses penalties or imposes restrictions on the Wynn Macau companies for non-compliance with environmental laws or regulations, the Wynn Macau’ companies’ results of operations could be negatively impacted or it could lose flexibility to adapt to changes affecting the operation of its business.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registrable unless the surname has acquired “secondary meaning.” To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the WYNN DESIGN AND DEVELOPMENT applications and WYNN RESORTS applications, based upon Mr. Wynn’s prominence as a resort developer. Thus, we have no reason to believe we would be unsuccessful with the other pending applications.

Even if we are able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

If a third party asserts other forms of intellectual property claims against us, our business or results of operations could be affected.

Historically, trademarks and service marks have been the principal form of intellectual property right of relevance to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such allegations should be true, may have a material impact on our business.

Our subsidiaries will need to recruit a substantial number of new employees before Wynn Las Vegas or Wynn Macau opens and these employees may seek unionization.

Our subsidiaries will need to recruit a substantial number of new employees before Wynn Las Vegas or Wynn Macau opens and the employees in Las Vegas and Macau may seek union representation. We cannot be certain that our subsidiaries will be able to recruit a sufficient number of qualified employees. Currently, Valvino is a party to one collective bargaining agreement with the Culinary and Bartenders Unions, which it assumed in connection with the acquisition of the Desert Inn. However, unions may seek to organize the workers at Wynn Las Vegas or claim that the agreements that had been assumed in connection with Valvino’s acquisition of the Desert Inn obligate Wynn Las Vegas, LLC to enter into negotiations with one or more of the unions to represent the workers at Wynn Las Vegas. In addition, any employees that our Macau-related subsidiaries might employ could also seek to collectively negotiate the terms and conditions of their employment with our Macau-related subsidiaries. Unionization, pressure to unionize or other forms of collective bargaining could increase our subsidiaries’ labor costs.

The Wynn Las Vegas golf course land may be subject to restrictions which could prevent us from constructing the new golf course in complete accordance with our plans.

We are constructing the new golf course on an approximately 137-acre parcel of land located behind Wynn Las Vegas. Valvino acquired a portion of this parcel in connection with its purchase of the Desert Inn Resort & Casino and acquired the remainder when it purchased the residential lots located in the interior of, and some, but not all, of the lots around the former Desert Inn golf course. The residential lots, previously known as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions recorded against the lots in 1956 and amended from time to time since then. We believe that these conditions, covenants and restrictions were terminated in accordance with Nevada law in June 2001. However, some of the remaining homeowners have brought a lawsuit against Valvino challenging, among other things, the termination of the covenants, conditions and restrictions. A Nevada district court has dismissed the plaintiffs’ claims that the covenants, conditions and restriction were not properly terminated, leaving for determination at trial the homeowners’ claims of entitlement to easements and other equitable property rights that would allow them to enter upon the golf course for leisure and recreational purposes, use both the former interior and exterior roadways as originally configured, and have an unobstructed view of the golf course, as well as their claim for damages for trespass by Valvino’s surveyors. A bench trial was held in November 2003 with respect to some of the plaintiffs’ remaining claims, with the court postponing for a second phase of the trial other of the remaining claims. On November 25, 2003, the court issued a written decision that the homeowners have no right to enter upon the golf course but do have the right to use a perimeter roadway for entrance and exit purposes. The court directed that the Company need not reinstall the roadway to its original location and dimensions as the homeowners requested, but that the Company should reinstall the roadway substantially in the manner described in the Company’s existing construction plans for that portion of the Project. In addition, while the court held that the plaintiffs had not been granted an express right to maintain their view of the golf course property, it did find that they have an express right to views that are not architecturally shut out from the aura of the golf course. The court noted that the issue of whether or not the plaintiffs’ right to views that are not architecturally shut out from the aura of the golf course had been infringed would be decided with the other remaining claims at a later trial. If the plaintiffs prevail on this issue at the second phase of the trial, we may have to adjust our current plans for the construction of the golf course by redesigning a few of the holes located on the periphery of the course. The date of the second phase of the trial has been preliminarily set for August 2004.

In addition, at least two of the homeowners have alleged the existence of an equitable implied restriction prohibiting any alternative commercial development of the golf course. The district court has dismissed the claim as not yet ripe. Valvino believes that the court committed reversible error in finding that the homeowners have the right to views that are not architecturally shut out from the aura of the golf course, and has filed a motion to amend the judgment or for a new trial. The homeowners have also filed a motion to amend the judgment. If its motion is denied, Valvino will appeal the court’s decision as to the golf course. Valvino is vigorously contesting the homeowners’ remaining claims and will continue to do so.

On February 23, 2004, Valvino reached a settlement with all of the plaintiffs with respect to all of the claims described above. The settlement provides that Valvino or its designee will pay $23 million in exchange for the 10 remaining residences and dismissal by the plaintiffs with prejudice of all of the actions. The settlement is subject to customary conditions for real estate acquisitions in Nevada.

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

Risks Associated with Wynn Macau

We may determine not to go forward with the Wynn Macau project at any time, possibly resulting in the loss of a significant investment.

We are continuing work on the design of Wynn Macau, as well as our efforts to lease the land and obtain the financing to be used for Wynn Macau. We have not yet finalized the budget for its construction and development. We have invested approximately $23.8 million to date, and, in addition, in January 2004, we loaned $5 million to Wynn Macau, S.A., bearing interest at 6.25% and payable on April 14, 2004 (which due date may be extended). We intend to invest additional capital in Wynn Macau, S.A. to enable it to finalize the land lease contract in Macau and repay the $5 million loan. We intend to use part of the proceeds from our issuance of the Debentures as additional capital for Wynn Macau. In addition to our additional capital investment, we must also arrange for significant additional financing for Wynn Macau.

We will not begin construction or operation of any casino in Macau until a number of objectives and conditions are met. Such objectives and conditions include, among other things, the following:

•	obtaining the necessary debt and/or additional equity financing to fund the development, design and construction of any casino or casinos in Macau;

•	obtaining the ability, through legislative and regulatory changes, to extend credit to gaming customers and enforce gaming debts in Macau; and

•	in the case of commencing operations only, obtaining determinations from the Macau government with respect to certain tax treatment.

In February 2004, legislative changes relating to credit extension and collection of gaming debts were introduced in the Macau Legislative Assembly. Although we expect the legislation to be enacted in the first or second quarter of 2004, we cannot assure you that any of the proposed legislative changes will be enacted. In addition, we cannot assure you that we will obtain the requested tax treatment determinations or that we will be able to obtain sufficient financing for Wynn Macau.

We will not begin construction or operation, as applicable, of any casino in Macau if the applicable objective and conditions described above cannot be adequately resolved. If we determine not to go forward with Wynn Macau, we may lose our significant investment in the Wynn Macau companies.

The concession agreement does not contain a provision permitting Wynn Macau, S.A. to terminate the concession agreement unilaterally or permitting us to cease the development or operation of casino(s) in Macau for any of the reasons described above. The obligations under the Macau concession agreement are those of our indirect subsidiary, Wynn Macau, S.A. Accordingly, our subsidiary might be found liable for the balance of its obligation to invest a total of 4 billion patacas (approximately US $500 million) in Macau-related projects. Depending on the amount of liability, our subsidiary may not have sufficient assets to satisfy such liability. In such circumstances, we would lose our entire investment in the Wynn Macau companies.

If the Wynn Macau companies build and operate one or more casinos in Macau, they will be subject to considerable risks, including risks related to Macau’s developing regulatory framework.

Developing Foreign Regulatory Framework.    If we construct or operate Wynn Macau, its operations will be subject to unique risks, including risks related to Macau’s developing regulatory framework. In light of the developing regulatory framework, Wynn Macau may need to develop operating procedures which are different from those used in United States casinos. Failure to adapt to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau, S.A.’s concession or otherwise negatively affect its operations in Macau. Moreover, we would be subject to the risk that Macau’s gaming regulatory framework will not develop in a way that would permit us, as the parent entity of a United States gaming operator, to have its affiliates conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

Political and Economic Conditions.    The success of Wynn Macau would also depend on political and economic conditions in Macau. In December 1999, after approximately 450 years of Portuguese control, Portugal returned Macau to Chinese administration. The People’s Republic of China re-established Macau as a special administrative region. As a result of this change in control, Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. We cannot predict how these systems and cultural institutions will develop or how developments would affect the business of Wynn Macau.

If we construct and operate Wynn Macau, its operations will be subject to significant political, economic and social risks inherent in doing business in an emerging market such as China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm Wynn Macau’s business, not only by reducing customer demand for casino resorts of the kind it would operate in Macau, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions that might impede its ability to repatriate funds. Some of the other risks involved in operating a business in Macau include:

•	the possible taking of the Wynn Macau companies’ property without payment of fair compensation;

•	the possible impositions of restrictions on foreign partnerships and alliances, foreign ownership and/or possible discrimination against foreign-owned business;

•	the potential inability to implement effective controls against infiltration by persons associated with, and effective methods to protect our Macau subsidiaries from unknowingly doing business with, reputed criminal organizations;

•	potential economic slowdowns in Hong Kong or China, on which Macau heavily relies for tourism and patronage of its existing casinos;

•	potential conflicts between local and national governments;

•	a possible competitive disadvantage due to the ownership of substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong and Kowloon by Stanley Ho, who controls Sociedade de Jogos de Macau, the existing casino concessionaire and operator in Macau and one of Wynn Macau’s competitors; and

•	the risks inherent in construction projects.

Any potential investment in Macau could be jeopardized by future developments, and we cannot assure you that activities the Wynn Macau companies may plan in Macau will be permitted or feasible.

Collection of Gaming Receivables.    Currently, Macau law does not permit casinos to extend credit or to enforce gaming debts. Even if the law in Macau is changed to permit casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that if Wynn Macau obtains the right to extend credit to its gaming customers, it will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent that gaming customers of Wynn Macau are expected to be visitors from other jurisdictions, Wynn Macau may not have access to a forum in which it will be able to collect all of its gaming receivables and because, among other reasons, courts of many jurisdictions do not enforce gaming debts and Wynn Macau may encounter forums that will refuse to enforce such debts. Wynn Macau’s inability to collect gaming debts could have a significant negative impact on its operating results.

Necessity of Expanding Transportation.    Because of additional casino projects which may be developed in the future, the hydrofoil ferry and helicopter services which provide transportation to and from Hong Kong may need to be expanded to service the increased visitation of Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of Wynn Macau, could be negatively impacted.

Extreme Weather Conditions.    Macau’s subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of Wynn Macau by disrupting our ability to timely construct the project and by preventing guests from traveling to Macau.

Potential Taxation of Investment in Macau.    Our investment in Macau is owned through a number of wholly owned and partially owned domestic and foreign entities. Although we believe that transfers to these entities of the assets and stock of the Wynn Macau companies were accomplished on a tax-free basis, there is a risk that the Internal Revenue Service could assert that any appreciation in the transferred assets or stock was taxable at the time of such transfers.

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

Foreign Corrupt Practices Act.    We are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that we have violated the FCPA could have a material adverse effect on us.

If we build and operate Wynn Macau, certain Nevada gaming laws would apply to its planned gaming activities and associations.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. As we develop Wynn Macau, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada will be required to comply with certain reporting requirements concerning gaming activities and associations in Macau proposed to be conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if our Macau-related subsidiaries:

•	knowingly violate any Macau laws relating to their Macau gaming operations;

•	fail to conduct the Wynn Macau’s operations in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to Nevada gaming policies;

•	engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or

•	employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability, or who has been found guilty of cheating at gambling.

Such disciplinary action could include suspension, conditioning, limitation or revocation of the registration, licenses or approvals held by us and our licensed Nevada subsidiaries, including Wynn Las Vegas, LLC, and the imposition of substantial fines.

In addition, if the Nevada State Gaming Control Board determines that any actual or intended activities or associations of our Macau-related subsidiaries may be prohibited pursuant to one or more of the standards described above, the Nevada State Gaming Control Board can require us and our licensed Nevada subsidiaries to file an application with the Nevada Gaming Commission for a finding of suitability of the activity or association. If the Nevada Gaming Commission finds that the activity or association in Macau is unsuitable or prohibited, our Macau-related subsidiaries will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that our Macau-related subsidiaries’ gaming activities or associations in Macau are unsuitable, those subsidiaries may be prohibited from undertaking their planned gaming activities or associations in Macau, or be required to divest their investment in Macau, possibly on unfavorable terms.

Our Macau casinos will face intense competition.

The Macau government has granted concessions to operate casinos to three companies. Sociedade de Jogos de Macau (“SJM”) has been granted one of the concessions. SJM is controlled by Stanley Ho, who through another entity controlled the monopoly concession to conduct the only gaming operations in Macau for approximately 40 years. SJM has the benefit of being an established gaming enterprise with existing operations at thirteen locations in Macau. SJM’s casinos at the Hotel Lisboa and at the converted Jai Alai fronton are the largest casino facilities in Macau. In addition, SJM is reported to be undertaking a major remodeling of the Hotel Lisboa and, through a related entity, a new Fisherman’s Wharf development, which will include a casino, in the vicinity of the Macau ferry terminal. Galaxy Casino Company Limited, which we refer to herein as Galaxy, also has been awarded a concession to operate casinos in Macau. Galaxy is a joint venture between an affiliate of the operators of The Venetian in Las Vegas (“Venetian Resorts”) and a group of Hong Kong and Macau-based investors, which we collectively refer to herein as the Galaxy joint venture operators. The Galaxy joint venture operators entered into certain agreements in December 2002, by which Galaxy granted a subconcession to Venetian Resorts allowing Venetian Resorts to develop and operate casino projects in Macau independently from the other Galaxy joint venture operators. Using the subconcession arrangement, Venetian has begun construction in Macau of the proposed “Sands” casino, which has an anticipated completion date of summer 2004. At the same time, Galaxy is reportedly planning to build a casino project in Macau and a major casino resort on Taipa, the island where Macau’s international airport is located. Although Wynn Macau’s gaming business initially would compete with businesses to be operated by the two other casino concessionaires and their respective subconcessionaires (if any) in Macau, the concession agreement into which Wynn Macau, S.A. has entered with the Macau government permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions, Wynn Macau will face increased competition from local casino operators in Macau. Moreover, while our management team has significant experience designing, developing, constructing and operating casino resorts in the United States, we have never designed, developed, constructed or operated a casino resort in Macau.

New or renovated casinos in Macau operated by other concessionaires or sub-concessionaires would present increased competition and could negatively impact Wynn Macau’s gaming business. SJM’s concession permits it to renovate its existing casinos, as well as to develop new casinos.

Mr. Ho also controls, through affiliates, substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong and Kowloon. In addition, affiliates of Stanley Ho control certain real estate and other assets, such as the Mandarin Oriental Hotel in Macau. Such businesses and assets could provide a competitive advantage for SJM.

Wynn Macau’s gaming business would also face significant regional competition from casinos located in Asia, as well as from other major casino destinations around the world. For example, Genting Highlands Resort, an entertainment complex located outside of Kuala Lumpur, Malaysia, which currently has five hotels, a casino, a theme park, a golf and country club and other amenities, would compete with our casinos in Macau for travelers deciding among gaming destinations in Asia. In the event that new casino projects in Asia are completed, such as the proposed large-scale casino and entertainment complex to be built in Manila, Philippines, fewer gaming customers might visit Macau and the results of operations of Wynn Macau’s casinos could be negatively affected.

There are significant risks associated with construction projects that may prevent completion of Wynn Macau on budget and on schedule.

Our construction of Wynn Macau would entail significant risks associated with construction projects. These risks are similar to the risks we face in constructing Wynn Las Vegas. We cannot assure you that Wynn Macau will commence operations on schedule or that its construction costs will not exceed budgeted amounts. Failure to complete Wynn Macau on budget or on schedule could have a significant negative effect on us.

Unfavorable changes in currency exchange rates may increase Wynn Macau’s obligations under the concession agreement and cause fluctuations in the value of our investment in Macau.

The currency used in Wynn Macau, S.A.’s concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments. Because Wynn Macau, S.A.’s payment and expenditure obligations under the concession agreement are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau, S.A.’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau, S.A. operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

ITEM 2.    PROPERTIES

Las Vegas Land

We currently own approximately 212 acres of land on or near the Las Vegas Strip on the site of the former Desert Inn Resort & Casino. Wynn Las Vegas will total approximately 192 acres consisting of approximately 55 acres owned by Wynn Las Vegas, LLC at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue and the approximately 137-acre golf course, owned by Wynn Resorts Holdings and leased to Wynn Las Vegas, LLC, to be constructed behind the hotel. The balance of the 212 acres consists of an additional parcel of approximately 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site, owned by Valvino. We are actively exploring the development of this additional parcel, including pursuing its release from the liens under the Credit Facilities and the Notes.

Las Vegas Water Rights

We own approximately 949 acre-feet of certificated water rights through our subsidiary, Wynn Resorts Holdings. We plan to use this water for general irrigation purposes including irrigation of the golf course. As a result of its service obligations to the remaining homes around the golf course, our subsidiary, Desert Inn

Improvement Co., the former owner of the water rights prior to transfer in 2003, is a public utility under Nevada law and is subject to regulatory restrictions imposed by the Public Utilities Commission of Nevada. This entity also currently provides water service to the existing office building on the site of the former Desert Inn Resort & Casino. We do not use our water rights to provide water to public utility customers.

Our subsidiary, Wynn Las Vegas, LLC also owns approximately 36 acre-feet of certificated water rights. This water will be used to supply the water for the Wynn Las Vegas lake, subject to the approval of the Nevada State Engineer. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights.

Macau Lease

The government of Macau owns most of the land in Macau and, in most cases, private interests in real property located in Macau are obtained only through long-term leases and other grants of rights to use land from the government. The government of Macau has granted to Wynn Macau, S.A. the right to lease a parcel of land of approximately 14 acres located in the outer harbor of downtown Macau opposite the Hotel Lisboa on which Wynn Macau, S.A. intends to construct and operate Wynn Macau. If Wynn Macau, S.A. ultimately signs a land concession agreement exercising its leasing right, the amount of the rent and other terms and conditions of the land concession will be fixed in that agreement. The term of the land concession would be 25 years, commencing on the date it is published in the Macau Official Gazette, and may be renewed at the option of Wynn Macau, S.A. for successive periods. In exchange, Wynn Macau, S.A. would be obligated to pay a premium of approximately 318 million patacas (approximately US $39.7 million). In addition, once the land concession agreement is entered into, Wynn Macau, S.A. would become obligated to pay an entity affiliated with Stanley Ho, approximately 160 million patacas (approximately US $20 million) for relinquishing its rights to use a portion of that site. Wynn Macau, S.A. would be able to credit both this land concession premium and the payment to the former concessionaire toward its 4 billion pataca required investment in Macau.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a party to various lawsuits relating to routine matters incidental to its business. As with all litigation, no assurance can be provided as to the outcome of the following matters and we note that litigation inherently involves significant costs.

Valvino has recently been involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Valvino acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. In total, Valvino acquired 63 of the 75 residential lots, with Clark County having acquired two of the lots through eminent domain in 1994 as part of the widening of Desert Inn Road. The residential lots, previously known collectively as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions (“CC&R’s”) recorded against the lots in 1956 and amended from time to time since then.

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other nine remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs sought various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs challenged the termination in June 2001 of the CC&R’s recorded against the residential lots. The plaintiffs also made various claims with respect to easement rights, including rights of access to the golf course and interior and perimeter roadways, maintenance of a golf course view, prohibition of commercial development of the golf course and trespass. In response Valvino asserted claims for damages based upon a number of legal theories, including abuse of process. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions were stayed pending the outcome of the original action.

During pretrial proceedings, the court entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court ordered that Valvino was free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. The court also permitted construction of Wynn Las Vegas’ utilities in part of the perimeter roadway, resulting in temporary closure of one of three access gates for the plaintiffs and has also permitted Wynn Las Vegas to begin construction of a golf course maintenance facility on some of the former residential lots. To date, the litigation has not resulted in any material interference with our development of the Wynn Las Vegas resort.

Just prior to trial, the court also ruled on various motions for summary judgment brought by the parties. Ms. Swain’s and the other homeowners’ claims that the CC&R’s and the homeowners’ association were not properly terminated were dismissed, together with many of their other claims, including the claim purporting to restrict future redevelopment of the golf course. Similarly, all of the Company’s damages claims against the homeowners, including for abuse of process and intentional interference with contract rights, were dismissed.

A bench trial was held in November 2003 with respect to some of the plaintiffs’ remaining claims, with the court postponing for a second phase of the trial other of the remaining claims, in particular their trespass claims. On November 25, 2003, the court issued a written decision, holding that the homeowners have no right to enter upon the golf course but do have the right to use a perimeter roadway for entrance and exit purposes. The court directed that the Company need not reinstall the roadway to its original location and dimensions, as the homeowners requested, but that the Company should reinstall the roadway substantially in the manner described in the Company’s existing construction plans for that portion of the Project. In addition, while the court held that the plaintiffs had not been granted an express easement to maintain their view of the golf course property, it did find that they have express rights to views that are not architecturally shut out from the aura of the golf course. The court noted that the issue of whether or not the plaintiffs’ rights to views that are not architecturally shut out from the aura of the golf course had been infringed would be decided with the other remaining claims at a later trial.

Several of the homeowners also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Planning Commission’s approval of Valvino’s application for a use permit, and a related roadway dedication agreement between Clark County and Valvino. The other action concerns the Clark County Planning Commission’s approval of Valvino’s application for design review of the golf course maintenance facility.

On February 23, 2004, Valvino reached a settlement with all of the plaintiffs with respect to all of the claims described above. The settlement provides that Valvino or its designee will pay $23 million in exchange for the 10 remaining residences and dismissal by the plaintiffs with prejudice of all of the actions. The settlement is subject to customary conditions for real estate acquisitions in Nevada.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the Nasdaq National Market under the symbol “WYNN” on October 25, 2002 at a price of $13.00 per share. The following table sets forth the high and low sale prices for the indicated periods as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2003
First Quarter	$15.50	$12.76
Second Quarter	$19.11	$14.71
Third Quarter	$18.50	$14.99
Fourth Quarter	$28.61	$18.19

Year Ended December 31, 2002
Fourth Quarter	$14.39	$10.76

Holders

There were approximately 6,400 holders of our common stock as of January 13, 2004.

Dividends

We have never declared or paid cash dividends on any shares of our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC from making any dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and Wynn Capital, the issuers of the Notes, are restricted under the indenture (the “Indenture”) governing the Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments, which are also prohibited of Valvino; Desert Inn Water Company, LLC; Wynn Design and Development, LLC; Wynn Resorts Holdings; Palo, LLC; World Travel, LLC and Las Vegas Jet, LLC (collectively defined as “restricted entities” in the Indenture), include the payment of any dividend or distribution to any direct or indirect holders of equity interests of either the issuers or the restricted entities. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial thresholds have been exceeded.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders. These plans are described in Item 8. “Financial Statements” of Part II (see Note 7. to Financial Statements—“Benefit Plans; Stock Based Compensation Plan”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,732,500	$16.13	6,683,189
Equity compensation plans not approved by security holders	—	—	—

Total	1,732,500	$16.13	6,683,189

Use of Proceeds from Sales of Registered Securities

On October 25, 2002, we completed an initial public offering of 34,615,000 shares of our common stock at a price of $13 per share. The underwriters in the offering were Deutsche Bank Securities; Bear, Stearns & Co. Inc.; Banc of America Securities LLC; JP Morgan; Dresdner Kleinwort Wasserstein; Jefferies & Company, Inc.; Lazard; SG Cowen; and Thomas Weisel Partners LLC. Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, also collectively purchased approximately 11,150,000 of these shares at the $13 per share purchase price. The shares were registered under the Securities Act, on a Registration Statement on Form S-1 (Registration No. 333-90600) that was declared effective by the SEC on October 25, 2002. On November 11, 2002, the underwriters of the initial public offering also exercised a 3,219,173 share over-allotment option in full.

The aggregate proceeds of the offering and the exercise over-allotment option was approximately $491.8 million. We paid approximately $22.4 million in underwriting discounts and commissions and approximately $4.1 million in legal, accounting and other professional expenses directly incurred with respect to the offering. After deducting the underwriting discounts and commissions and the other offering expenses we received net proceeds of approximately $465.3 million. Of this amount, approximately $75.6 million has been retained to help finance Wynn Macau and for general corporate purposes. The remaining $383.1 million has been contributed to Wynn Las Vegas

Concurrent with the initial public offering of our common stock, two of our wholly-owned subsidiaries (Wynn Las Vegas and Wynn Capital) completed an offering to the public of $370 million aggregate principal amount of the Notes under the Securities Act, on a Registration Statement on Form S-1 (Registration No. 333-98369). The underwriters of the offering were Deutsche Bank Securities; Bear, Stearns & Co. Inc.; Banc of America Securities LLC; Dresdner Kleinwort Wasserstein; Jefferies & Company, Inc.; SG Cowen; Fleet Securities, Inc.; and Scotia Capital.

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

Of the $465.3 million net proceeds from the initial public offering of our common stock (including the exercise of the over-allotment option) and the $328.9 million net proceeds from the offering of the Notes approximately $75.6 million has been retained by us to help finance Wynn Macau and for general corporate purposes. The remaining $718.6 million combined with $131.2 million of cash remaining from the original capital contributions made by the members of Valvino prior to the exchange of membership interests (for a total of $849.8 million) was contributed to Wynn Las Vegas, LLC for the development and construction of Wynn Las Vegas.

From the $849.8 million contributed to Wynn Las Vegas, LLC, $80 million was placed into required liquidity reserve and completion guarantee accounts and have not been used to date. As of December 31, 2003, we have expended or incurred approximately $374.5 million in constructing and equipping Wynn Las Vegas, $80.7 million in interest costs, $47.3 million in transaction fees related to the Credit Facilities and the FF&E Facility and $45.5 million in pre-opening and other expenses. As expected, and in accordance with the Disbursement Agreement, with the exception of the $80 million placed into liquidity reserve and completion guarantee accounts we extinguished all of the remaining cash from the capital contributions made by the members of Valvino and the proceeds of the initial public offering of our common stock that were contributed to Wynn Las Vegas, LLC during the fourth quarter of 2003. We then began to draw upon the net proceeds of the Notes which were contributed to Wynn Las Vegas, LLC. As of December 31, 2003, we have approximately $221.7 million remaining of the net proceeds of the Notes that were contributed to Wynn Las Vegas, LLC. These net proceeds are temporarily invested in government-backed debt securities as required by the Disbursement Agreement (See Part I, Item I—“Construction Schedule and Budget). In accordance with the Disbursement Agreement, we will first utilize the remaining net proceeds from the Notes before borrowing against the Credit Facilities or the remaining amount available under the FF&E Facility.

ITEM 6.    SELECTED FINANCIAL DATA

Valvino, a development stage company, was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project formerly named “Le Rêve” and subsequently renamed “Wynn Las Vegas”. On September 24, 2002, Wynn Resorts, a development stage company, became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. The following reflects the selected consolidated financial data of Wynn Resorts and its subsidiaries or its predecessor Valvino and its subsidiaries. This data should be read together with Wynn Resorts’ consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

The selected data presented below as of December 31, 2003, 2002, 2001 and 2000, and for the years ended December 31, 2003, 2002 and 2001 and the periods from inception (April 21, 2000) through December 31, 2003 and 2000 is derived from the consolidated financial statements of Wynn Resorts or Valvino as its predecessor, which have been audited by Deloitte & Touche LLP, independent auditors. The consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 and the period from inception through December 31, 2003, and the auditors’ report thereon, are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Period from Inception to December 31, 2000	Period from Inception to December 31, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$1,018	$1,159	$1,157	$87	$3,421
Pre-opening costs	(47,119)	(25,147)	(11,862)	(5,706)	(89,834)
Operating loss	(53,335)	(34,400)	(20,060)	(12,033)	(119,828)
Net loss accumulated during the development stage	(48,892)	(31,713)	(17,726)	(10,616)	(108,947)
Basic and diluted loss per share	$(0.62)	$(0.68)	$(0.45)	$(0.28)	$(2.10)

	As of December 31,
	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$341,552	$109,644	$39,268	$54,429
Restricted cash and investments(1)	400,432	792,877	524	—
Construction in progress	570,988	90,189	27,475	8,484
Total assets	1,733,323	1,398,601	388,543	387,084
Total long-term obligations(2)	659,319	382,697	326	358
Stockholders’ equity	$1,001,815	$991,613	$384,230	$381,956

(1)	As of December 31, 2001, restricted cash and investments balances related primarily to certain certificates of deposits to collateralize certain construction insurance claims as well as required sales tax deposits. At December 31, 2003 and 2002, in addition to these deposits, restricted cash and investments includes the majority of the unused proceeds of the initial public offering of our common stock and the issuance of the Notes, which are restricted by various agreements, including the Disbursement Agreement, which govern the availability of and generally restrict such funds for construction costs of Wynn Las Vegas. Restricted cash and investments at December 31, 2003 also includes approximately $44.3 million of amounts restricted for the payment of the first three years of scheduled interest on the Debentures. The funds from the initial public offering, the Notes and the Debentures are held in relatively short-term government-backed debt securities.

(2)	Includes the current portion of long-term debt amounting to approximately $41,000, $38,000, $35,000 and $32,000 as of December 31, 2003, 2002, 2001 and 2000, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

In June 2000, the Company acquired the Desert Inn assets from Starwood Hotels & Resorts Worldwide, Inc. and ceased operations of the Desert Inn after approximately ten weeks. The Company demolished some of the buildings that constituted the Desert Inn in anticipation of the construction of Wynn Las Vegas. The remaining structures have, to date, been utilized as offices by the Company, however we are currently exploring the potential development of the land upon which these structures reside. Since the Company ceased operating the Desert Inn, our efforts have been devoted principally to the development activities described below with respect to Wynn Las Vegas and Wynn Macau. In addition, the financial position and operating results of World Travel, LLC and Las Vegas Jet, LLC which comprise principally the ownership and operation of a corporate aircraft, are included in the Company’s financial statements. Moreover, we continue to operate an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal art collection of Stephen A. and Elaine Wynn. Through June 2002, we also operated the golf course located on the site of the Desert Inn.

Our activities have included the design, development, financing and construction of Wynn Las Vegas and applying for certain permits, licenses and approvals necessary for the development and operation of Wynn Las Vegas. We are constructing and plan to operate Wynn Las Vegas as part of a world-class destination casino resort which, together with the new golf course located behind the hotel, will occupy approximately 192 acres of a 212-acre parcel of land on the Las Vegas Strip in Las Vegas, Nevada. Construction of Wynn Las Vegas began with groundbreaking in October 2002 and we expect Wynn Las Vegas to commence operations in April 2005. The budget for Wynn Las Vegas is approximately $2.4 billion. We expect to complete the project on time and on budget.

We have funded approximately $1.1 billion of project costs through December 31, 2003 with equity contributions and debt. Costs still to be incurred are approximately $1.3 billion. A majority of these costs have been committed or contracted for. We currently have more than $1.1 billion available under our existing credit agreements and approximately $220 million of long-term restricted cash available for the project.

The overall scope and general design of Wynn Las Vegas is complete and the construction of the project is tracking on schedule and within budget. For the purpose of managing the design, procurement and construction of Wynn Las Vegas, the project is divided into several design and construction components. We have made significant progress towards constructing and developing Wynn Las Vegas, including:

•	Construction of the 45-story high-rise core and shell is substantially complete, with the expected completion of the top floor in March 2004. Exterior glass has been installed through the 36th floor.

•	The public areas including the casino, are in various stages of construction. Interior framing and drywall installation continues and the central power plant is scheduled to go online in April 2004.

•	Construction of the Aqua Theater showroom continues to progress on schedule. Excavation, foundation, erection of the steel exterior frame and the pool walls are complete. Completion of the Aqua Theater showroom is expected in the fourth quarter of 2004.

•	The hotel parking garage is substantially complete and is currently used for parking by construction personnel.

•	Construction on the fairway villas, consisting of eighteen luxury suites, is under way. The building structure has been completed and progress continues on the interior framing and drywall installation.

•	Construction of the golf course is proceeding according to schedule, with completion expected prior to the opening of Wynn Las Vegas. Grassing is complete for ten of the eighteen holes. Rough grading and shaping continues for the remaining holes. Work continues on the streams and lakes.

•	Construction of the lake-mountain feature continues. Internal access tunnels for this feature have been completed and equipment housing and elevator columns are under construction.

Construction is proceeding in accordance with the overall scope and general design of Wynn Las Vegas, but we continue to evaluate and refine certain elements of the project design. We expect to implement certain project design changes that will not significantly increase the project cost or extend the construction schedule. We are also actively exploring certain additions on the Wynn Las Vegas site as well as the development of our adjacent parcel of approximately 20 acres fronting the Strip. These additional developments might be initiated before the completion of Wynn Las Vegas. There are significant risks associated with any major construction project, and unexpected developments may occur; therefore, we cannot assure you that the funds available will be sufficient for the construction, development and opening of Wynn Las Vegas or that it will be completed by April 2005. Wynn Las Vegas will also be required to obtain a state gaming license and county gaming and liquor licenses before it is able to fully commence operations.

On June 24, 2002, Wynn Macau, S.A. entered into a 20-year concession agreement with the government of Macau granting Wynn Macau, S.A. the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest no less than a total of 4 billion patacas (approximately US $500 million at the December 31, 2003 exchange rate) in Macau-related projects by June 2009, and to commence operations of Wynn Macau no later than December 2006. The development of Wynn Macau is subject to a number of uncertainties, including risks associated with doing business in foreign locations and risks associated with Macau’s developing gaming regulatory framework. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. We have obtained the services of architects and designers and have begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau. Wynn Macau, S.A. will not finalize any lease for land for any casino or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau, and 3) in the case of commencing operations only, obtaining certain relief related to Macau’s tax regulations. In February 2004, the necessary legislative and regulatory changes with respect to obtaining the ability to extend credit and enforce gaming debts in Macau were introduced in the Macau Legislative Assembly. Although we expect the legislation to be enacted in the first or second quarter of 2004, we cannot assure you that such proposed legislative and regulatory changes will be enacted. In addition, we cannot assure you that we will be able to obtain the relief related to Macau’s tax regulations or obtain sufficient financing for the project.

As of December 31, 2003, Wynn Macau was owned 82.5% by the Company through a series of wholly-owned and partially owned domestic and foreign subsidiaries, none of which is a guarantor of, or otherwise restricted by, the Notes, the Debentures or the other debt facilities related to Wynn Las Vegas.

Results of Operations

As is customary for a development stage company, the Company has not commenced principal operations and therefore revenues are not significant. Consequently, the Company has incurred losses in each period from inception to December 31, 2003. Management expects these losses to continue and increase until planned principal operations have commenced. These losses will grow due to increasing pre-opening expenses as the Wynn Las Vegas project nears completion. The acceleration of these costs is expected and was included in the project budget. The Company does not expect that its operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter.

We intend to continue our operation of the art gallery (admissions and retail revenues) and the corporate aircraft once our principal operations have begun. We expect that the revenues associated with these businesses will be immaterial compared to the revenues that will be associated with the lodging, gaming, dining and entertainment operations of our casino resorts.

Results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002

The Company’s development operations resulted in a net loss for the year ended December 31, 2003, of approximately $48.9 million, a $17.2 million or 54% increase over the net loss of approximately $31.7 million for the year ended December 31, 2002, due to increased development activities.

Total revenues for the year ended December 31, 2003, of approximately $1.0 million decreased approximately $141,000 or 12% from total revenues of approximately $1.2 million for the year ended December 31, 2002. The Company sold its original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC in May 2002. The new aircraft is not licensed for charter services; consequently, charter revenues, which now consist solely of fees charged for personal usage by certain executive officers, have decreased significantly, thus decreasing aircraft revenues by approximately $254,000 or 40% to $375,000 for the year ended December 31, 2003 from $629,000 during the year ended December 31, 2002. Offsetting the decrease in aircraft revenues are increases in revenues from the art gallery and the retail shop of approximately $38,000 and $75,000, respectively, due to increased patronage.

Total expenses for the year ended December 31, 2003 increased approximately $18.8 million, or 55% to $54.4 million, as compared to $35.6 million for the year ended December 31, 2002 primarily due to an approximately $21.2 million or 84% increase in pre-opening costs to $46.3 million for the year ended December 31, 2003 from $25.1 million for the year ended December 31, 2002, offset by a decrease in depreciation and amortization expenses of approximately $3.2 million from approximately $8.9 million for the year ended December 31, 2002 to approximately $5.7 million for the year ended December 31, 2003. The increase in pre-opening costs, which consist primarily of salaries and wages, including non-recurring employee separation expenses of approximately $1.4 million, and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. We expect pre-opening costs to continue to increase as development of Wynn Las Vegas, and Wynn Macau pre-development activities, progress. The decrease in depreciation and amortization expenses is a result of most current buildings and improvements becoming fully depreciated in June of 2003.

Other income/(expense)—net for the year ended December 31, 2003, decreased by approximately $507,000 to income of approximately $1.3 million from approximately $1.8 million of income during the year ended December 31, 2002. Interest expense for the year ended December 31, 2003 increased approximately $7.1 million to approximately $9.0 million or 376% over the interest expense of approximately $1.9 million for the year ended December 31, 2002, due primarily to the commitment fees related to certain of the unused outstanding debt facilities entered into in October 2002. Offsetting the increase in interest expense is an increase in interest income for the year ended December 31, 2003 of approximately $6.6 million to approximately $10.3 million or 178% over interest income of approximately $3.7 million for the year ended December 31, 2002, as a result of the significant increase in invested cash from the net proceeds from equity and debt financing activity.

Results of operations for the year ended December 31, 2002 compared to the year ended December 31, 2001

The Company’s development operations resulted in a net loss for the year ended December 31, 2002, of approximately $31.7 million, a 79% increase over the net loss of approximately $17.7 million for the comparable year ended December 31, 2001, due to increased development activities.

Total revenues for the year ended December 31, 2002, were nearly consistent with the year ended December 31, 2001. The Company sold its original aircraft in February 2002 and purchased a new aircraft concurrent with the acquisition of World Travel, LLC and Las Vegas Jet, LLC in May 2002. The new aircraft was not licensed for charter services; consequently, charter revenues subsequent to the new aircraft purchase consisted solely of fees charged for personal usage by officers of the Company, and therefore decreased by $448,000 or 42% to $629,000 in 2002 from $1.1 million in 2001. Offsetting the decrease in aircraft revenues are increases in revenues from the art gallery and the retail shop, which were opened in November 2001, of $244,000 and 210,000, respectively.

Total expenses for the year ended December 31, 2002 increased approximately $14.3 million, or 68%, as compared to the year ended December 31, 2001 primarily due to an approximately $13.3 million increase in pre-opening costs, a loss from incidental operations of approximately $700,000, and approximately $771,000 of increased depreciation expense offset by the absence of facility closure expenses of $373,000 relating to the 2001 closure of the Desert Inn. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, was directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. Depreciation expenses increased primarily due to the addition of the new aircraft in May 2002, while incidental operations incurred a loss due to the closure of the golf course in summer 2002.

Other income—net for the year ended December 31, 2002 decreased approximately $513,000 from the year ended December 31, 2001, primarily as a result of an approximately $1.3 million increase in interest income from 2002 to 2001, offset by an approximately $1.9 million increase in interest expenses. Higher interest income is attributable mainly to the significant increase in cash from the net proceeds from equity and debt financing activity which took place in the fourth quarter of 2002, while increased outstanding debt resulting from the aircraft purchase in May 2002 and subsequent refinancing from the FF&E Facility increased the interest expense. See “Liquidity and Capital Resources” below.

Certain trends that may affect development activities and future results of operations

In the near term, our development activities may be impacted by various economic factors, including, among other things, the availability and cost of materials, the availability of labor resources, interest rate levels and, specifically in connection with Wynn Macau, foreign exchange rates and legislative and regulatory issues relating to gaming and income taxes. The strength and profitability of our business after our casinos open will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities that Wynn Las Vegas and Wynn Macau will offer. Adverse changes in consumer preferences, discretionary income and general economic conditions as well as fears of recession, reduced consumer confidence in the economy, the possibility of continued terrorist activities in the United States and elsewhere, the war in Iraq and other military conflicts in the Middle East and a resurgence of SARS or another infectious disease, could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

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

Liquidity and Capital Resources

Material Transactions Affecting Liquidity and Capital Resources

Since Valvino’s (Wynn Resorts’ predecessor) inception on April 21, 2000, there have been a number of transactions that have had a significant impact on the Company’s liquidity. Our operations have required substantial capital investment for the acquisition of the land on which Wynn Las Vegas will be located and for development of Wynn Las Vegas and Wynn Macau.

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

In April 2002, Mr. Wynn, Aruze USA and Baron Asset Fund each made the following further capital contributions to Valvino:

•	Mr. Wynn contributed approximately $32 million in cash plus his 90% interest in Wynn Macau, which in June 2002 entered into a concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The $32 million contribution was comprised of approximately $22.5 million of cash deposited in a Macau bank account which Mr. Wynn assigned to Valvino, Mr. Wynn’s right to be reimbursed for approximately $825,000 advanced to Wynn Macau, S.A. and an additional $8.6 million in cash. Mr. Wynn’s 90% interest in Wynn Macau, the principal asset of which was a provisional license to negotiate a concession agreement with the Macau government, had no historical cost basis. This interest was valued at approximately $56 million by the parties to the negotiation of Mr. Wynn’s contribution of his interest. For financial statement purposes, as a combination of entities under common control, the contribution of Mr. Wynn’s 90% interest in Wynn Macau was recorded at carryover basis (with the primary asset recorded in the financial statements being the approximate $22.5 million of cash) rather than fair value. However, Mr. Wynn’s resulting 47.5% ownership interest in Valvino, after these contributions, reflects the fair value of his investment in Wynn Macau, S.A. relative to the fair value of the contributions from Aruze USA and Baron Asset Fund;

•	Aruze USA contributed an additional $120 million in cash; and

•	Baron Asset Fund contributed an additional approximately $20.3 million in cash.

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

Acquisitions

On June 22, 2000, Valvino acquired the Desert Inn from Starwood Hotels & Resorts Worldwide, Inc., including the Desert Inn golf course and some, but not all, of the residential lots located in the interior of and around the golf course, for approximately $270 million in cash. In connection with that transaction, Valvino and its subsidiaries also acquired approximately 985 acre-feet of certificated water rights. In addition to acquiring the assets of the Desert Inn, Valvino assumed most of its liabilities, and, to the extent assignable, all of its contracts. Valvino later acquired all of the remaining lots located in the interior of, and some of the remaining lots around, the golf course for a total of $47.8 million, bringing the size of the parcel to approximately 212 acres. On August 28, 2000, Valvino closed the Desert Inn and, in June of 2002, Valvino closed the golf course at the site. Since then, Valvino has been engaged primarily in the development of Wynn Las Vegas.

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

Financings

On October 25, 2002, Wynn Resorts completed the initial public offering of 34,615,000 shares of its common stock at a price of $13 per share. The common stock trades on the NASDAQ National Market under the symbol “WYNN”. Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, collectively purchased approximately 11,150,000 of these shares directly from the Company at the $13 per share price. Total proceeds of approximately $450 million were reduced by underwriting discounts and commissions of approximately $19.5 million and legal and professional expenses directly incurred with respect to the offering of approximately $4.1 million for net proceeds to the Company of approximately $426.4 million, which will be used to finance construction of Wynn Las Vegas and provide some funds for the additional intended investment in Macau.

Concurrent with the initial public offering, two wholly-owned subsidiaries of the Company (Wynn Las Vegas, LLC and Wynn Capital) issued $370 million aggregate principal amount of the Notes. In addition, Wynn Las Vegas, LLC entered into the Revolver, the Term Loan and the FF&E Facility for additional construction and furniture, fixtures and equipment financing for Wynn Las Vegas. See “Description of Certain Indebtedness” below for additional information.

The Notes were issued for proceeds of approximately $343.3 million net of an original issue discount of approximately $26.7 million. The proceeds were further reduced by approximately $10.1 million of underwriting discounts and commissions and approximately $4.3 million of legal and professional expenses, all of which are capitalized and amortized over the term of the Notes using the effective interest method. Net proceeds were approximately $328.9 million and will be used to finance the development and construction of Wynn Las Vegas, to pay pre-opening expenses and meet debt service obligations.

In addition to the offering costs associated with the initial public offering of the Company’s common stock and the issuance of the Notes, approximately $47.3 million of legal and professional expenses were incurred in connection with the Credit Facilities and the FF&E Facility. These expenses are capitalized and amortized over the terms of the respective facilities.

Wynn Resorts has fully and unconditionally guaranteed the payment in full of the Credit Facilities, the FF&E Facility and the Notes on an unsecured basis, but is not directly subject to the restrictive covenants in its subsidiaries’ debt facilities. However, if Wynn Resorts grants specified liens to secure other guarantees or indebtedness, it will be required to secure the guarantees of the Credit Facilities and the Notes on a pari passu basis. Wynn Resorts’ domestic and foreign subsidiaries related to the Macau opportunity are not guarantors or restricted entities and will not be subject to the covenants in the Notes or the Credit Facilities. In addition, a $30.0 million liquidity reserve account has been established and a special purpose subsidiary of Wynn Las Vegas has been capitalized with $50 million of the equity proceeds and provides a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Wynn Las Vegas. After completion of Wynn Las Vegas, any remaining amounts will be released to the Company.

On November 11, 2002 the underwriters to the initial public offering exercised a 3,219,173 share over-allotment option in full, resulting in additional net proceeds of approximately $38.9 million, net of the underwriting discounts and commissions of approximately $2.9 million.

In connection with the acquisitions of World Travel, LLC and Las Vegas Jet, LLC, the Company partially financed the purchase of a private jet aircraft for $38.0 million with the issuance of a note payable for $28.5 million collateralized by the aircraft. In November 2002, the Company withdrew $38.0 million against the FF&E Facility to repay the note payable secured by the aircraft acquired in connection with the acquisition of World Travel, LLC. The unused portion of the draw will be used for construction of Wynn Las Vegas.

During the second quarter of 2003, we entered into two interest rate swap agreements to hedge the underlying interest rate risk on $825 million of our expected future floating-rate borrowings. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” below.

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

In July 2003, we consummated a private placement under Rule 144A of the Securities Act, of a total of $250 million aggregate principal amount of the Debentures. Approximately $44 million of the $241.3 million net proceeds of the offering after expenses were contributed to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities and is restricted to secure the payment of three years of scheduled interest payments as required by the indenture governing the Debentures.

Expected Capital Resources and Commercial Commitments

At December 31, 2003, the Company had approximately $341.6 million of cash and cash equivalents. In addition, the Company had approximately $400.4 million in restricted cash and investments from the proceeds of the debt and equity financings discussed above and restricted in accordance with the Disbursement Agreement described below, including the $80.0 million restricted for the liquidity reserve account and the completion guarantee as also discussed below. The restricted cash and investments also includes approximately $44.3 million of investments restricted for the payment of the first three years of interest on the Debentures, $2.5 million in cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed marketable debt securities as required by the Disbursement Agreement and the indenture governing the Debentures.

As of December 31, 2003, approximately $1.1 billion of the total Wynn Las Vegas project cost of approximately $2.4 billion (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred to fund the design, development and construction, of Wynn Las Vegas. This total spent or incurred was funded primarily from a combination of our cash on hand from contributed capital and proceeds from the initial public offering of the Company’s common stock and the Notes. The remaining $1.3 billion of development and construction costs for Wynn Las Vegas are to be funded from the remaining net proceeds of the Notes and additional borrowings under the Credit Facilities and the FF&E Facility. Any delays or change orders with respect to the Wynn Las Vegas project could have a material adverse effect on our liquidity and operations. If we do not complete construction of Wynn Las Vegas by September 30, 2005, the lenders under the agreements governing our Credit Facilities and FF&E Facility and the holders of the Notes will have the right to accelerate the indebtedness thereunder and exercise other rights and remedies against Wynn Las Vegas and the guarantors of the indebtedness. Any such acceleration would have a material adverse effect on us.

The following table summarizes certain information regarding our expected long-term indebtedness and material commercial commitments based upon our best estimate at December 31, 2003 of our expected long-term indebtedness and commercial commitments (amounts in millions):

	Payments Due By Period
Long-Term Indebtedness	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
FF&E facility(1)	$38.0	$—	$38.0	$—	$—
Second mortgage notes	370.0	—	—	—	370.0
Convertible subordinated Debentures(2).	250.0	—	—	—	250.0
Other long-term obligations(3)	0.3	0.1	0.1	0.1	—

Total long-term indebtedness	$658.3	$0.1	$38.1	$0.1	$620.0

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Revolving credit facility(4)	$726.2	$—	$—	$726.2	$—
Delay draw term loan facility(5)	250.0	—	50.0	100.0	100.0
FF&E facility(1)	150.5	—	20.9	94.3	35.3
Construction contracts(6)	663.9	562.5	101.4	—	—
Macau concession agreement(7)	500.0	—	—	—	500.0
Employment agreements(8)	71.5	21.2	37.4	12.9	—
Other commercial commitments(9)	943.3	106.3	298.0	305.0	234.0

Total commercial commitments	$3,305.4	$690.0	$507.7	$1,238.4	$869.3

(1)	As of December 31, 2003, we have borrowed approximately $38.0 million under the FF&E Facility. Approximately $28.5 million of these borrowings were used to refinance a loan, secured by a mortgage on World Travel’s Bombardier Global Express aircraft, made by Bank of America, N.A. to World Travel, LLC, a wholly owned subsidiary of Wynn Las Vegas. The remaining $9.5 million of currently borrowed funds and the unused portion of the $188.5 million facility are, or are expected, to be used for furniture, fixtures and equipment to be used at Wynn Las Vegas.

(2)	Represents the full obligation under the Debentures assuming no conversion to common stock. The Debentures are convertible, at the holders’ option, into a maximum of 10,869,550 shares of our common stock (subject to adjustment as provided in the indenture governing the Debentures), which is equivalent to a conversion price of $23.00 per share.

(3)	Approximately $300,000 represents the amount owing pursuant to an annuity issued by ITT Sheraton in connection with the acquisition of a parcel of land in 1994. The annuity bears interest at an annual rate of 8% and requires payment of $5,000 per month until February 2009. The Company assumed the obligations under the annuity in connection with its acquisition of the Desert Inn.

(4)	As of December 31, 2003, we have not borrowed any amounts under the Revolver, however, we anticipate that drawing approximately $726.2 million to fund the design, construction, development, equipping and opening of Wynn Las Vegas, assuming that Wynn Las Vegas is completed on schedule. An additional $23.8 million is available under the Revolver, subject to certain limitations. Once the total extensions of credit under the Revolver equal or exceed $200 million, lead arrangers holding a majority of the commitments of the lead arrangers under that facility will have the right to convert between $100 million and $400 million of the outstanding revolving loans into term loans on the same terms and conditions as the term loans under the delay draw term loan facility or on such other terms as we and the administrative agent and syndication agent can agree. In addition, the Revolver will provide for a cash flow sweep each year that will reduce the commitment under that facility by the amount of the cash swept.

(5)	As of December 31, 2003, we have not borrowed any amounts under the Term Loan, however we anticipate drawing the entire available balance in the future for additional funding of the construction and development of Wynn Las Vegas. Term Loans will be repayable in quarterly installments from the first full fiscal quarter after completion of Wynn Las Vegas until the seventh anniversary of the closing in amounts to be determined in accordance with the terms of the Credit Facilities.

(6)	Represents obligations under our signed construction contracts with Marnell Corrao, Wadsworth Golf Construction Company, Bomel Construction Company, Inc. and certain other construction companies in connection with the construction of Wynn Las Vegas. We expect to satisfy some of the payment obligations under these contracts using amounts borrowed under the long-term indebtedness shown above.

(7)	The Macau concession agreement requires Wynn Macau to invest 4 billion Patacas (approximately $500 million) on one or more casino projects over a seven-year period. Wynn Macau is obligated to operate its first casino in Macau by December 2006. The full contractual commitment is shown as having to be made after five years, but the timing of the expenditures is subject to change. In addition, contractual obligations are stated in Macau Patacas and therefore the amount of commitment as expressed in US dollars may be subject to increases depending on fluctuations in the foreign rate of exchange.

(8)	We have entered into employment agreements with several executive officers, other members of management, and certain key employees. These agreements generally have three to five year terms, typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. If we terminate certain executives without “cause” or if certain executives terminate employment with us for “good reason” following a “change of control” (as these terms are defined in the employment contracts), we will pay the executive a “separation payment” in a lump sum, which typically is equal to the base salary of the remaining term of the employment contract plus foregone bonuses, plus certain other payments. Amounts represent the aggregate contractual salaries and guaranteed bonuses during the periods specified in the agreements.

(9)	$2.3 million of the total and amounts expiring in less than one year represents a standby letter of credit for our owner-controlled insurance program. Remaining amounts for all periods represent our estimated future interest payments, including unused commitment fees on unborrowed amounts from our Credit Facilities and the FF&E Facility, based upon currently existing commitments, anticipated LIBOR rates based upon expected yield curves (including the effect of our interest rate swaps) as well as expected levels of borrowings and the timing of repayments.

Description of Certain Indebtedness

The following discussion summarizes the material terms of certain material debt agreements to which certain of our subsidiaries are parties. However, this summary is qualified in its entirety by reference to the relevant agreements described herein. References to the “restricted entities” or to the “Notes Guarantors” mean Valvino; Wynn Resorts Holdings; Wynn Design & Development, LLC; World Travel, LLC; Las Vegas Jet, LLC; Desert Inn Water Company, LLC and Palo, LLC and references to the “Notes Issuers” mean Wynn Las Vegas, LLC and Wynn Capital.

Convertible Subordinated Debentures

In July 2003, we sold a total of $250 million aggregate principal amount of the Debentures maturing July 15, 2015 with semi-annual interest payments at 6% beginning January 15, 2004. Approximately $44 million of the net proceeds of the offering were contributed to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities and is restricted to secure the payment of three years of scheduled interest payments as required by the indenture governing the Debentures.

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

We have filed a shelf registration statement with respect to the resale of the Debentures, the guarantees and the common stock issuable upon conversion of the Debentures which was declared effective by the United States Securities and Exchange Commission on February 2, 2004.

Second Mortgage Notes

On October 30, 2002, the Issuers, issued the Notes maturing November 1, 2010 with semi-annual interest payments at an annual rate of 12% beginning in May 2003. The Notes are unconditionally guaranteed by Wynn Resorts, Limited as the parent company and certain other subsidiary guarantors, are secured by a first priority security interest in the net proceeds of the offering and a second priority security interest in substantially all the assets of the Issuers and certain restricted subsidiaries, and rank senior in right of payment to all of the Issuers’ existing and future subordinated indebtedness. In addition, the Notes contain certain affirmative and negative covenants applicable to the Issuers and the restricted entities, including limitations on additional indebtedness, declaration and payment of dividends (see Part I, Item 5—“Market for Registrants Common Equity and Related Stockholder Matters; Dividends”), issuance of preferred stock and equity interests of wholly-owned subsidiaries, certain payments or investments, golf course and Phase II land development, transactions with affiliates, asset sales, sale-leaseback transactions, and various other restrictions as defined in the Indenture. While Wynn Resorts is not subject to a majority of the restrictive covenants in the Indenture, pursuant to the terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Notes. As of December 31, 2003, the Company is in compliance with all such covenants.

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

Credit Facilities

Effective October 30, 2002, Wynn Las Vegas entered into the Credit Facilities for additional construction financing for Wynn Las Vegas. The Credit Facilities are guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries, and certain of Valvino’s affiliates. While Wynn Resorts is not subject to a majority of the restrictive covenants in the Credit Facilities, pursuant to the terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Credit Facilities. The Credit Facilities are also secured by a first priority security interest in a $30.0 million liquidity reserve account as further described below, a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, Wynn Las Vegas, LLC, Wynn Capital and the restricted entities, first mortgages on all real property constituting Wynn Las Vegas, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E Facility described below.

The Revolver and the Term Loan mature in October 2008 and October 2009, respectively. Prior to the opening of Wynn Las Vegas, annual interest is charged on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus 4% on the Revolver and LIBOR plus 5.5% on the Term Loan. Subsequent to the opening of Wynn Las Vegas, the rates will be adjusted based upon a leverage ratio. In addition, the Revolver requires quarterly payments on the unused available borrowings at an annual rate of 2%, while the Term Loan requires quarterly payments at an annual rate of 2.5% through December 31, 2002, 3% from January 1, 2003 to June 30, 2003 and 4% thereafter. As required by the Credit Agreement governing the Credit Facilities, Wynn Las Vegas, LLC has obtained interest rate protection through interest rate swaps against increases in the interest rates with respect to $825 million of borrowings under the Credit Facilities.

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

The Notes Issuers and Notes Guarantors are required to comply with several affirmative and negative covenants, including limitations on additional indebtedness, guarantees, dividends, transactions with affiliates, capital expenditures, asset sales and others. There are also several financial covenants including the maintenance of a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), total debt to EBITDA and net worth. As of December 31, 2003, the Company is in compliance with all such covenants.

FF&E Facility

Effective October 30, 2002, Wynn Las Vegas entered the FF&E Facility to provide financing and refinancing for furniture, fixtures and equipment to be used at Wynn Las Vegas. The proceeds from the FF&E Facility may also be used to refinance a replacement corporate aircraft, in which case, Wynn Las Vegas, LLC would request the FF&E lenders to increase the total commitment under the FF&E Facility by $10 million to $198.5 million.

In connection with the acquisitions of World Travel, LLC and Las Vegas Jet, LLC, the Company partially financed the purchase of a private jet aircraft for $38.0 million with the issuance of a note payable for $28.5 million collateralized by the aircraft. In November 2002, the Company withdrew $38.0 million against the FF&E Facility to repay the note payable secured by the aircraft acquired in connection with the acquisition of World Travel, LLC. The unused portion of the draw will be used for construction of Wynn Las Vegas.

The FF&E Facility is guaranteed by the same guarantors as the Credit Facilities, on a senior unsecured basis, matures in October 2009, and has substantially the same interest rates and elections as the Revolver discussed above.

Disbursement Agreement

The Company has entered into an agreement (the “Disbursement Agreement”) with Deutsche Bank Trust Company Americas, as the bank agent and disbursement agent, Wells Fargo Bank, National Association, as the second mortgage note trustee, and Wells Fargo Bank Nevada, National Association as the FF&E agent, which sets forth the Company’s material obligations to construct and complete Wynn Las Vegas, establishes a line-item budget and schedule for its construction and establishes the conditions to, and the relative sequencing of, the making of disbursements from the proceeds of the Notes, the Credit Facilities and the FF&E Facility. The Disbursement Agreement restricts the Company’s use of the proceeds of the Notes, the Credit Facilities and the FF&E Facility to only project costs related to Wynn Las Vegas and, subject to certain limitations, corporate overhead and related costs.

In order to facilitate the funding of disbursements in accordance with the Disbursement Agreement, the Company established certain accounts including, but not limited to, the Completion Guarantee Deposit Account and the Liquidity Reserve Account discussed in further detail below, which are pledged to the lenders under the Credit Facilities and, with respect to the secured account holding the proceeds of the Notes, the holders of the Notes. Prior to borrowing any amounts under the Credit Facilities or the FF&E Facility or receiving any disbursements from the secured account holding the proceeds of the Notes, the Company is required to use a substantial portion of the equity offering proceeds and other available funds to commence construction of Wynn Las Vegas. At that point the proceeds of the Notes, other than amounts sufficient to pay interest, will be used; followed thereafter by the proceeds of the Credit Facilities and the FF&E Facility. However, as a condition to borrowing amounts under the Credit Facilities or the FF&E Facility or receiving any disbursements from the secured account holding the proceeds of the Notes, the Company is required to submit evidence acceptable to the third-party construction consultant that construction of Wynn Las Vegas has been completed at the time of such borrowing in accordance with the plans and specifications, on budget and on schedule.

Completion Guarantee and Liquidity Reserve

The Company contributed $50 million of the net proceeds of the equity offering to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas formed in October 2002 to provide a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Wynn Las Vegas. The funds were deposited into a required escrow Completion Guarantee Deposit Account. These funds will gradually be available to fund certain cost overruns, if any, commencing after 50% of the construction work has been completed. After completion of Wynn Las Vegas, any remaining amounts will be released to the Company.

In addition, the Company deposited $30.0 million from the net proceeds of the equity offering into a required escrow Liquidity Reserve Account to secure the completion and opening of Wynn Las Vegas. The lenders under the Credit Facilities have a first priority security interest and the holders of the Notes have a perfected second priority security interest in these funds. These funds will gradually be available to fund certain cost overruns, if any, commencing after 50% of the construction work has been completed. Any amounts remaining upon completion will be used for debt service under the Credit Facilities and the Notes, and if consolidated EBITDA levels permit, to reduce the Revolver.

Financing for the Macau Opportunity

We are continuing work on the design of Wynn Macau, as well as our efforts to lease the land and obtain the financing to be used for Wynn Macau. We have not yet finalized the budget for its construction and development. We have invested approximately $23.8 million in Wynn Macau, S.A. to date, and, in addition, in January 2004, we loaned $5 million to Wynn Macau, S.A., bearing interest at 6.25% and payable on April 14, 2004 (which due date may be extended). We intend to invest additional capital in Wynn Macau, S.A. to enable it to finalize the land lease contract in Macau and repay the $5 million loan. We have additional capital available from a portion of the net proceeds we received from the initial public offering of our common stock (including as a result of the exercise of the overallotment option in connection therewith) and from the sale of the Debentures. We intend to use the net proceeds from the sale of the Debentures (excluding amounts contributed to Wynn Resorts Funding, LLC) to help finance Wynn Macau and for general corporate purposes, including possibly financing potential future acquisitions or other investments. The minority investors in Wynn Macau are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A. We have obtained the services of architects and designers and have begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau. Wynn Macau, S.A. will not finalize any lease for land for any casino or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and 3) with respect to commencing operations, obtaining certain relief related to Macau tax regulations. In February 2004, legislative changes relating to credit extension and the collection of gaming debts were introduced in the Macau Legislative Assembly. Although we expect the legislation to be enacted in the first or second quarter of 2004, we cannot assure you that any of the proposed legislative changes will be enacted. In addition, we cannot assure you that we will be able to obtain the relief related to Macau’s tax regulations or obtain sufficient financing for the project.

At the present time, we have not yet determined the amount or composition of financing that will be required to complete the project. If we decide to raise additional equity at the Wynn Resorts level or at the Wynn Macau, S.A. or intermediary holding company level to fund the Macau opportunity, stockholders would suffer direct or indirect dilution of their interests. Although discussions are ongoing, Wynn Macau, S.A. currently has not received any commitments relating to financing from any third-party. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Wynn Las Vegas project. After construction of Wynn Macau, we intend to satisfy our remaining financial obligations, if any, under our concession agreement through the development of future phased expansions and, possibly, additional casino resorts.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. For example, we continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other international or domestic markets, whether through acquisition, investment or development. Any such development could require us to obtain additional financing. We may also decide to conduct any such development directly through Wynn Resorts or indirectly through a line of subsidiaries separate from the Wynn Las Vegas or Wynn Macau, S.A. entities. In addition, Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by the board of directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and will increase our leverage ratio.

Furthermore, if completion of the Wynn Las Vegas project is delayed, then Wynn Las Vegas, LLC’s debt service obligations accruing prior to the actual opening of Wynn Las Vegas will increase correspondingly. We are a holding company, with no operations of our own, and our cash flow needs and ability to fund debt service obligations are primarily dependent on our subsidiaries. Following the completion of Wynn Las Vegas, we expect the Wynn Las Vegas entities to fund their operations and capital requirements from operating cash flow and borrowings under the revolving credit facility. We cannot assure you, however, that the Wynn Las Vegas entities’ business will generate sufficient cash flow from operations or that future borrowings available to the Wynn Las Vegas entities under the Credit Facilities will be sufficient to enable the Wynn Las Vegas entities to service and repay their indebtedness and to fund their other liquidity needs. Our subsidiaries, other than Wynn Resorts Funding, LLC with respect to the Debentures, have no obligation to pay any amounts due on Wynn Resorts’ indebtedness or to provide Wynn Resorts with funds for its payment obligations on any of its indebtedness. Our subsidiaries currently have no material operations or earnings and the debt agreements of the Wynn Las Vegas entities contain significant restrictions on those entities’ ability to distribute funds to Wynn Resorts. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness, including the Credit Facilities, the FF&E Facility, the Notes or the Debentures on acceptable terms or at all.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives of our depreciable assets, our annual evaluation of assets for impairment and the purchase price allocations made in connection with acquisitions, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates. As of, and for the period from inception to December 31, 2003, management does not believe there are any highly uncertain matters or other underlying assumptions that would have a material effect on the statement of financial position or results of operations of the Company if actual results differ from our estimates.

Critical accounting policies currently reflected in the consolidated financial statements primarily relate to expensing pre-opening costs as incurred, capitalizing construction costs, including portions of interest attributable to certain qualifying assets, and other policies related to our development stage status.

During the period of the construction of Wynn Las Vegas, direct costs such as those expected to be incurred for the design and construction of the hotel and casino, the championship golf course and the water-based entertainment production, including interest, are capitalized. Accordingly, the recorded amounts of property and equipment will increase significantly. Depreciation expense related to the capitalized construction costs will not be recognized until the related assets are put in service. Accordingly, upon completion of construction and commencement of operation of Wynn Las Vegas, depreciation expense recognized based on the estimated useful life of the corresponding asset will have a significant effect on the results of our operations.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The Company’s adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company’s adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A fundamental conclusion reached by the FASB in this interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, however the disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result, the Company adopted the disclosure provisions of FIN No. 45 for its 2002 annual consolidated financial statements, which had no material impact. The Company’s subsequent adoption of the recognition and measurement provisions on January 1, 2003, also did not have a material impact upon its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No.148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 permits companies to continue to apply the intrinsic value based method of accounting for stock-based employee compensation as provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock

Issued to Employees,” however it requires that companies that elect to do so, provide specific tabular pro forma disclosures required by SFAS No. 123 in the Summary of Significant Accounting Policies. In addition, SFAS No.148 requires these disclosures in financial reports for interim periods. The Company continues to apply the intrinsic value based method of accounting for stock-based employee compensation as allowed by SFAS No. 148, and therefore adoption of this statement did not have a material impact upon its consolidated financial position or results of operations. However, the Company has provided the required disclosures for the accompanying consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments generally be classified as a liability as those instruments embody obligations of the issuer. This statement was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for most financial instruments included in the scope of the standard beginning the interim period beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 on July 1, 2003, had no material impact upon its consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003. The consolidation requirements apply to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003. The application of FIN 46 has not and is not expected to have a material impact on the Company financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with the Revolver, the Term Loans (collectively, the “Credit Facilities”) and the FF&E Facility, each of which bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings. The amount of outstanding borrowings under the various debt instruments is expected to increase now that the proceeds of the initial public offerings of our common stock and the Notes have largely been used in the construction of Wynn Las Vegas and as the Wynn Macau project evolves.

The following table provides information about our long-term indebtedness as of December 31, 2003 (see also “Description of Certain Indebtedness”):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(in thousands)
FF&E Facility, interest at LIBOR plus 4% (approximately 5.15% at December 31, 2003)	October 2009	$38,000	$38,000	$38,000
Note payable—land parcel; interest at 8.0%	February 2009	253	253	253
12% Second Mortgage Notes	November 2010	370,000	343,900	440,300
6% Convertible Subordinated Debentures	July 2015	250,000	250,000	457,500

Total long-term debt		$658,253	$632,153	$936,053

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2003 on our expected long-term indebtedness See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. However, we cannot predict the LIBOR rates that will be in effect in the future. Accordingly, the LIBOR rate at December 31, 2003 equal to 1.15% is used for all calculations in the table below.

	As of December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	$0.1	—	$0.1	$—	$0.1	$620.0	$620.3
Average interest rate	8.00%	0.00%	8.00%	0.00%	8.00%	9.60%	9.60%

Variable rate	—	$20.1	$82.5	$96.0	$830.8	$135.3	$1,164.7
Average interest rate	0.00%	6.65%	6.65%	6.65%	5.34%	5.54%	5.59%

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

As of December 31, 2003, we recorded in other assets the fair value of the net effect of these two interest rate swaps of approximately $8.8 million. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2003.

The following table provides information about our interest rate swaps as of December 31, 2003 and using estimated future LIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Average notional amount	$211.0	$755.8	$797.9	$—	$—	$—	n/a
Average pay rate	2.67%	2.68%	2.68%	—	—	—	n/a
Average receive rate	1.38%	2.89%	3.93%	—	—	—	n/a

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the year ended December 31, 2003, we incurred approximately $96.3 million in interest. Approximately $38 million of our outstanding indebtedness for the year was based upon a variable, LIBOR rate plus a premium. As such, a 1% increase in the LIBOR would have increased our interest cost by approximately $380,000.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 4, 2004, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 4, 2004, to be made filed with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

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

4.10	Parent Guaranty, dated as of October 30, 2002, by the Registrant in favor of Wells Fargo Bank, National Association, as Mortgage Notes Indenture Trustee.(1)

4.11	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(15)

Exhibit No.	Description
4.12

Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(14)

4.13	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.(14)

4.14	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.(14)

4.15

Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.(14)

4.16	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.(14)

10.1	2002 Stock Incentive Plan.(1)

10.2	Agreement between Wynn Design & Development, LLC and Butler/Ashworth Architects, Inc.(4)

10.3	Agreement for Guaranteed Maximum Price Construction Services Change Order, dated as of August 12, 2002, between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(2)

10.4	Second Amended and Restated Art Rental and Licensing Agreement, dated September 18, 2002, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5	Employment Agreement, dated as of September 6, 2002, by and between Wynn Resorts, Limited and Marc H. Rubinstein.(3)

10.6	Employment Agreement, dated as of September 9, 2002, by and between Resorts, Limited and John Strzemp.(3)

10.7	Employment Agreement, dated as of September 26, 2002, by and between Wynn Design & Development, LLC and DeRuyter O. Butler.(4)

10.8

Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(4)

10.9	Form of Stock Option Agreement.(11)

10.10	Form of Stock Option Grant Notice.(9)

10.11	Form of Restricted Stock Agreement.(9)

10.12	Agreement re: Provision and Use of Water, dated October 21, 2002, by and among Desert Inn Improvement Co.; Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(1)

10.13	Agreement re: Provision and Use of Real Property, dated October 21, 2002, by and among Desert Inn Improvement Co.; Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(1)

10.14	Office Building Lease Agreement, dated October 21, 2002, by and between Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.15	Golf Course Lease Agreement, dated October 21, 2002, by and between Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(1)

Exhibit No.	Description
10.16	Driving Range Lease, dated October 21, 2002, by and between Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.17	Parking Facility Lease, dated October 21, 2002, by and between Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.18

Credit Agreement, dated as of October 30, 2002, among Wynn Las Vegas, LLC; the several lenders from time to time parties thereto; Deutsche Bank Trust Company Americas; Banc of America Securities, LLC; Bear, Stearns & Co. Inc.; Bear Stearns Corporate Lending Inc.; Dresdner Bank AG, New York and Grand Cayman Branches and JP Morgan Chase Bank.(1)

10.19	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(1)

10.20	Management Agreement, made as of October 30, 2002, by and among Wynn Las Vegas, LLC and the subsidiaries and affiliates listed on Exhibit A thereto and the Registrant.(1)

10.21	Loan Agreement, dated as of October 30,2002, by and among Wynn Las Vegas, LLC; Wells Fargo Bank Nevada, N.A., as collateral agent; and the lenders listed on Schedule 1A thereto.(1)

10.22	Borrower Security Agreement, dated as of October 30, 2002, by Wynn Las Vegas, LLC, in favor of Wells Fargo Bank Nevada, National Association, as collateral agent.(1)

10.23	Form of Intercompany Note, dated October 30, 2002, made by World Travel, LLC in favor of Wynn Las Vegas, LLC.(1)

10.24	Aircraft Security Agreement, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(1)

10.25	Aircraft Security Agreement Supplement No. 1, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(1)

10.26	Assignment and Assumption Agreement, dated as of October 30, 2002, by and between Wynn Las Vegas, LLC and Wells Fargo Bank Nevada, National Association, as collateral agent.(1)

10.27

Completion Guaranty, dated as of October 30, 2002, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and Wells Fargo Bank, National Association, as Indenture Trustee.(1)

10.28

FF&E Intercreditor Agreement, dated as of October 30, 2002, by and among Deutsche Bank Trust Company Americas, as administrative agent, Wells Fargo Bank, National Association, as Indenture Trustee, and Wells Fargo Bank Nevada, National Association, as FF&E agent.(1)

10.29

Project Lenders Intercreditor Agreement, dated as of October 30, 2002, by and among Deutsche Bank Trust Company Americas, as administrative agent and Wells Fargo Bank, National Association, as Indenture Trustee.(1)

10.30

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

10.31

Guarantee and Collateral Agreement, dated as of October 30, 2002, made by Valvino Lamore, LLC, Wynn Las Vegas Capital Corp., Palo, LLC, Wynn Resorts Holdings, LLC, Desert Inn Water Company, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Las Vegas, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.32

Parent Guaranty, dated as of October 30, 2002, by Wynn Resorts, Limited in favor of Wells Fargo Bank Nevada, National Association, as collateral agent, the Arrangers, as defined therein, and the Lenders, as defined therein.(1)

Exhibit No.	Description
10.33	Parent Guaranty, dated as of October 30, 2002, by Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.34	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Stephen A. Wynn.(1)

10.35	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Aruze USA, Inc.(1)

10.36	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Baron Asset Fund.(1)

10.37	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Zenith Insurance Company.(1)

10.38	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn.(1)

10.39	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc.(1)

10.40	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(1)

10.41	Easement Agreement, dated as of October 21, 2002, by and among Wynn Resorts Holdings, LLC, Valvino Lamore, LLC and Wynn Las Vegas, LLC.(1)

10.42

Guaranty Agreement, dated as of October 30, 2002, made by Valvino Lamore, LLC, Wynn Las Vegas Capital Corp., Palo, LLC, Wynn Resorts Holdings, LLC, Desert Inn Water Company, LLC, Wynn Design & Development, LLC, World Travel, LLC, Las Vegas Jet, LLC and the other guarantors from time to time party thereto in favor of the Secured Parties as defined therein.(1)

10.43

Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Wynn Las Vegas, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.44

Amended and Restated Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of October 30, 2002, made by Palo, LLC in favor of Deutsche Bank Trust Company Americas, as administrative agent.(1)

10.45

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

10.48	Amendment to Loan Agreement, dated as of December 3, 2002, by and among Wynn Las Vegas, LLC, Wells Fargo Bank Nevada, as collateral agent, and each of the lenders listed therein.(7)

10.49

Asset and Land Purchase Agreement, dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.50

First Amendment to Asset and Land Purchase Agreement, dated as of May 26, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

Exhibit No.	Description
10.51

Second Amendment to Asset and Land Purchase Agreement, dated as of June 16, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.52

Third Amendment to Asset and Land Purchase Agreement, dated as of June 22, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.53

Fourth Amendment to Asset and Land Purchase Agreement, dated as of October 27, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.54

Fifth Amendment to Asset and Land Purchase Agreement, dated as of November 3, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.55	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company.(12)

10.56	Lease Agreement, dated November 1, 2001, by and between Valvino Lamore, LLC and Wynn Resorts Holdings, LLC.(8)

10.57	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A.(12)

10.58	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(8)

10.59	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve.(8)

10.60	Continuing Guaranty, dated June 4, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(8)

10.61	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc.(8)

10.62	Form of Indemnity Agreement.(9)

10.63	Contribution Agreement, dated as of June 11, 2002 by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fund, the Kenneth R. Wynn Family Trust dated February 1985 and Wynn Resorts, Limited.(2)

10.64	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(2)

10.65	Purchase Agreement, dated May 30, 2002, between Stephen A. Wynn and Valvino Lamore, LLC.(2)

10.66

Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(2)

10.67

Amended and Restated Commitment Letter Agreement, dated June 14, 2002, among Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Bank of America, N.A., Banc of America Securities LLC, Bear Stearns Corporate Lending, Inc., Bear Stearns & Co. Inc., Wynn Resorts Holdings, LLC and Wynn Las Vegas, LLC.(2)

Exhibit No.	Description
10.68

Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(3)

10.69	Professional Design Services Agreement, effective as of October 5, 2001, between Wynn Design Development, LLC and A.A. Marnell II, Chtd.(3)

10.70	General Conditions to the Professional Design Services Agreement.(3)

10.71	Trademark/Service Mark Purchase Agreement, dated June 7, 2001, between Wynn Resorts and The STAD Trust.(3)

10.72	Purchase Agreement, dated as of April 1, 2001, between Stephen A. Wynn and Valvino Lamore, LLC.(3)

10.73	Second Amended and Restated Operating Agreement of Valvino Lamore, LLC.(12)

10.74	First Amendment, dated as of December 11, 2002, to Employment Agreement dated as of September 9, 2002, by and between Wynn Resorts, Limited and John Strzemp.(12)

10.75	Employment Agreement, dated as of July 7, 2000, by and between Wynn Design & Development, LLC and William Todd Nisbet.(3)

10.76	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(4)

10.77	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(9)

10.78	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(9)

10.79	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(9)

10.80	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(9)

10.81	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(9)

10.82	Distribution Agreement and Assignment, effective as of October 17, 2002, by and between Wynn Resorts, Limited and Valvino Lamore, LLC.(9)

10.83

Share Subscription and Stockholders’ Agreement, made and entered into as of October 15, 2002, by and among S.H.W. & Co. Limited, SKKG Limited, L’Arc de Triomphe Limited, Classic Wave Limited, Yany Kwan Yan Chi, Li Tai Foon, Kwan Yan Ming, Wong Chi Seng, Wynn Resorts International, Ltd., and Wynn Resorts (Macau) Holdings, Ltd.(9)

10.84	Stockholders’ Agreement, made and entered into as of October 15, 2002, by and among Wong Chi Seng, Wynn Resorts International, Ltd., Wynn Resorts (Macau), Limited and Wynn Resorts (Macau), S.A.(9)

10.85	Mortgage, Security Agreement and Assignment, dated as of February 28, 2002, between World Travel, LLC and Bank of America, N.A.(9)

10.86

FF&E Facility Commitment Letter, dated October 3, 2002, from Deutsche Bank Trust Company Americas, Bank of America, N.A. and Bear Stearns Corporate Lending, Inc. to Bank of America, National Association.(5)

10.87	FF&E Facility Commitment Letter, dated September 16, 2002, from Bank of America, N.A. to Bank of America, National Association.(5)

Exhibit No.	Description
10.88	FF&E Facility Commitment Letter, dated August 22, 2002, from The CIT Group/Equipment Financing, Inc. to Bank of America, National Association.(5)

10.89	FF&E Facility Commitment Letter, dated October 18, 2002, from General Electric Capital Corporation to Bank of America, National Association.(5)

10.90	FF&E Facility Commitment Letter, dated September 13, 2002, from SG Cowen Securities and Societe Generale to Deutsche Bank Securities Inc.(5)

10.91	FF&E Facility Commitment Letter, dated October 22, 2002, from GMAC Commercial Mortgage Corporation to Bank of America, National Association.(5)

10.92	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003.(13)

10.93	Employment Agreement, dated as of April 1, 2003, by and between Wynn Resorts, Limited and Ronald J. Kramer.(13)

10.94

Amendment to Multiple Deeds of Trust, Leasehold Deeds of Trust, Assignments of Rents and Leases, Security Agreements and Fixture Filings, dated as of April 23, 2003, made by Wynn Las Vegas, LLC; Wynn Resorts Holdings, LLC; Valvino Lamore, LLC and Palo, LLC to Nevada Title Company, as Trustee for the benefit of Deutsche Bank Trust Company Americas, as Administrative Agent.(14)

10.95

First Amendment to Credit Agreement and Other Loan Documents, dated as of May 28, 2003, by and between Deutsche Bank Trust Company Americas, as Administrative Agent—Wynn Las Vegas, LLC and the other Wynn Amendment Parties named therein.(14)

10.96

First Amendment to Second Amended and Restated Art Rental and Licensing Agreement, dated as of June 1, 2003 by and between Wynn Resorts Holding, LLC, Valvino Lamore, LLC, Wynn Resorts, Limited, and Stephen A. Wynn.(14)

10.97	Purchase Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(15)

10.98

Purchase Agreement, dated as of June 30, 2003, by and between Wynn Resorts, Limited, Wynn Resorts Funding, LLC and Deutsche Bank Securities Inc., as Representative of the initial purchasers named therein.(14)

10.99

Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 31, 2003, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(16)

*14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003)

16.1	Letter from Arthur Andersen LLP(10)

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(2)	Previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).

(3)	Previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(4)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(5)	Previously filed with Amendment No. 7 to the Form S-1 filed by the Registrant on October 23, 2002 (File No. 333-90600).
(6)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant on December 6, 2002.
(8)	Previously filed with the Form S-1 filed by the Registrant on June 17, 2002.
(9)	Previously filed with Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(10)	Previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on August 26, 2002 (File No. 333-90600).
(11)	Previously filed with the From S-8 filed by the Registrant on October 31, 2002.
(12)	Previously filed with the Annual Report on Form 10-K filed by the Registrant on March 28, 2003.
(13)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.
(14)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(15)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(16)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2003.

(b) Reports on Form 8K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (a development stage company) (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, and for the period from April 21, 2000 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, and for the period from April 21, 2000 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 5, 2004

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$341,552	$109,644
Restricted cash and investments	58,312	—
Receivables, net	78	184
Inventories	204	212
Prepaid expenses	2,201	2,010

Total current assets	402,347	112,050
Restricted cash and investments	342,120	792,877
Property and equipment, net	897,815	420,496
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	59,265	60,159
Other assets	24,376	5,619

Total assets	$1,733,323	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41	$38
Accounts and construction payable	49,754	9,451
Accrued interest	16,813	8,159
Accrued compensation and benefits	3,378	1,439
Accrued expenses and other current liabilities	1,190	1,059

Total current liabilities	71,176	20,146
Construction retention	23,846	506
Long-term debt	635,432	382,153

Total liabilities	730,454	402,805

Minority interest	1,054	4,183

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 82,168,484 and 78,972,511 shares issued and outstanding	820	790
Additional paid-in capital	1,110,813	1,065,649
Deferred compensation—restricted stock	(9,664)	(14,771)
Accumulated other comprehensive income	8,793	—
Deficit accumulated from inception during the development stage	(108,947)	(60,055)

Total stockholders’ equity	1,001,815	991,613

Total liabilities and stockholders’ equity	$1,733,323	$1,398,601

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year Ended December 31,			Period from April 21, 2000 (Inception) to December 31, 2003
	2003	2002	2001
Revenues:
Airplane	$375	$629	$1,077	$2,168
Art gallery	317	279	35	631
Retail	312	237	27	576
Water	14	14	18	46

Total revenues	1,018	1,159	1,157	3,421

Expenses:
Pre-opening costs	47,119	25,147	11,862	89,834
Depreciation and amortization	5,743	8,934	8,163	26,885
(Gain) / Loss on sale of assets	(4)	(21)	394	369
Selling, general and administrative	631	622	376	1,628
Facility closure	—	—	373	1,579
Cost of water	60	59	40	160
Cost of retail sales	153	118	9	280
Loss from incidental operations	651	700	—	2,514

Total expenses	54,353	35,559	21,217	123,249

Operating loss	(53,335)	(34,400)	(20,060)	(119,828)

Other income (expense):
Interest expense, net	(9,031)	(1,897)	(28)	(10,973)
Interest income	10,345	3,718	2,362	17,859

Other income, net	1,314	1,821	2,334	6,886

Minority interest	3,129	866	—	3,995

Net loss accumulated during the development stage	(48,892)	(31,713)	(17,726)	(108,947)

Change in fair value of interest rate swaps	8,793	—	—	8,793

Comprehensive loss	$(40,099)	$(31,713)	$(17,726)	$(100,154)

Basic and diluted loss per common share:
Net loss accumulated during the development stage:
Basic	$(0.62)	$(0.68)	$(0.45)	$(2.10)
Diluted	$(0.62)	$(0.68)	$(0.45)	$(2.10)
Weighted average common shares outstanding:
Basic	79,429	46,706	38,984	51,811
Diluted	79,429	46,706	38,984	51,811

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Deferred compensation— restricted stock	Accumulated Other Comprehensive Income	Net loss accumulated during the development stage	Total stockholders’ equity
	Shares outstanding	Par value
Balances, April 21, 2000 (Inception)	—	$—	$—	$—	$—	$—	$—
Capital contributions	37,944,544	379	512,675	—	—	—	513,054
Distributions	—	—	(110,482)				(110,482)
Third party fees	—	—	(10,000)	—	—	—	(10,000)
Net loss accumulated during the development stage	—	—	—	—	—	(10,616)	(10,616)

Balances, December 31, 2000	37,944,544	379	392,193	—	—	(10,616)	381,956
Capital contributions	1,459,347	15	20,785	—	—	—	20,800
Third party fees	—	—	(800)	—	—	—	(800)
Net loss accumulated during the development stage	—	—	—	—	—	(17,726)	(17,726)

Balances, December 31, 2001	39,403,891	394	412,178	—	—	(28,342)	384,230
Capital contributions	596,109	6	173,488	—	—	—	173,494
Issuance of common stock through initial public offering	34,615,000	346	426,024	—	—	—	426,370
Issuance of common stock through over-allotment option	3,219,173	32	38,888	—	—	—	38,920
Issuance of restricted stock	1,138,338	12	15,071	(15,083)	—	—	—
Amortization of deferred compensation—restricted stock	—	—	—	312	—	—	312
Net loss accumulated during the development stage	—	—	—	—	—	(31,713)	(31,713)

Balances, December 31, 2002	78,972,511	$790	$1,065,649	$(14,771)	$—	$(60,055)	$991,613
Issuance of restricted stock	189,723	2	2,827	(2,829)	—	—	—
Forfeiture of restricted stock	(189,723)	(2)	(2,512)	1,440	—	—	(1,074)
Issuance of common stock	3,000,000	30	44,766	—	—	—	44,796
Exercise of stock options	6,250	—	83	—	—	—	83
Amortization of deferred compensation—restricted stock	—	—	—	6,496	—	—	6,496
Change in fair value of interest rate swaps	—	—	—	—	8,793	—	8,793
Net loss accumulated during the development stage	—	—	—	—	—	(48,892)	(48,892)

Balances, December 31, 2003	81,978,761	$820	$1,110,813	$(9,664)	$8,793	$(108,947)	$1,001,815

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,			Period from April 21, 2000 (Inception) to December 31, 2003
	2003	2002	2001
Cash flows from operating activities:
Net loss accumulated during the development stage	$(48,892)	$(31,713)	$(17,726)	$(108,947)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	5,743	8,934	8,163	26,885
Minority interest	(3,129)	(866)	—	(3,995)
Amortization of deferred compensation	3,327	134	—	3,461
Amortization of deferred financing costs	12,871	—	—	12,871
(Gain)/Loss on sale of fixed assets	(4)	(21)	394	369
Incidental operations	—	1,971	3,611	6,780
Increase (decrease) in cash from changes in:
Receivables, net	106	350	477	7,903
Inventories and prepaid expenses	(183)	(918)	(95)	(1,244)
Accounts payable and accrued expenses	8,387	11,603	585	11,589

Total adjustments	27,118	21,187	13,135	64,619

Net cash used in operating activities	(21,774)	(10,526)	(4,591)	(44,328)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	—	(270,718)
Capital expenditures, net of construction payables	(414,989)	(66,077)	(29,082)	(565,789)
Restricted cash and investments	392,445	(792,353)	(524)	(400,432)
Other assets	(9,964)	(3,573)	(1,707)	(16,543)
Proceeds from sale of equipment	6	8,007	775	9,564

Net cash used in investing activities	(32,502)	(853,996)	(30,538)	(1,243,918)

Cash flows from financing activities:
Equity contributions	45,000	173,494	20,800	720,007
Equity distributions	—	—	—	(110,482)
Exercise of stock options	83	—	—	83
Proceeds from issuance of common stock	—	491,844	—	491,844
Third party fees	(204)	(26,554)	(800)	(37,558)
Macau minority contributions	—	5,050	—	5,050
Proceeds from issuance of long-term debt	250,000	381,334	—	756,334
Principal payments of long-term debt	(38)	(28,535)	(32)	(153,623)
Deferred financing costs	(8,657)	(61,735)	—	(71,857)
Proceeds from issuance of related party loan	—	—	—	100,000
Principal payments of related party loan	—	—	—	(70,000)

Net cash provided by financing activities	286,184	934,898	19,968	1,629,798

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	231,908	70,376	(15,161)	341,552
Balance, beginning of period	109,644	39,268	54,429	—

Balance, end of period	$341,552	$109,644	$39,268	$341,552

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$—	$1,443	$28	$1,488
Advances and loans converted to contributed capital	$—	$458	$—	$32,758
Equipment purchases financed by debt	$—	$28,500	$—	$28,500
Due from related party reclassified to Water rights	$—	$—	$6,400	$6,400
Purchase accounting reduction of land for excess liabilities	$—	$—	$1,400	$1,400
Deferred compensation capitalized into construction	$3,171	$—	$—	$3,171
Change in fair value of interest rate swaps	$8,793	$—	$—	$8,793
Forfeiture of restricted stock reducing construction	$1,074	$—	$—	$1,074

The accompanying notes are an integral part of these consolidated financial statements

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (“Wynn Resorts”) was formed in June 2002 to offer shares of its common stock for sale to the public in an initial public offering that was consummated in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 (date of inception) as a Nevada limited liability company to acquire land and design, develop and finance a new resort casino/hotel project formerly named “Le Rêve” and subsequently renamed “Wynn Las Vegas”.

In June 2002, Valvino, through its majority owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of Macau, granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), located 37 miles southwest of Hong Kong. The Company’s first anticipated casino resort in Macau is referred to herein as “Wynn Macau”.

As more fully described below, on September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts as discussed below. Hereafter, all references to the “Company” refer to Wynn Resorts and its subsidiaries or Valvino and its subsidiaries, as its predecessor company.

Operations of the Company have been primarily limited to the design, development, financing and construction of Wynn Las Vegas and the acquisition of the concession to operate casinos in Macau, and the design, development, pre-construction, preliminary financing and land leasing efforts relating to Wynn Macau.

Direct and indirect subsidiaries of the Company include Valvino; Wynn Resorts Funding, LLC; Wynn Design and Development, LLC; Wynn Resorts Holdings, LLC; Wynn Las Vegas, LLC; Wynn Completion Guarantor, LLC; Wynn Las Vegas Capital Corp.; Wynn Show Performers, LLC; World Travel, LLC; Las Vegas Jet, LLC; Rambas Marketing Company, LLC; Palo, LLC; Toasty, LLC; WorldWide Wynn, LLC; Kevyn, LLC; Desert Inn Water Company, LLC; Desert Inn Improvement Company; Wynn Group Asia, Inc.; Wynn Resorts International, Ltd.; Wynn Resorts (Macau) Holdings, Ltd.; Wynn Resorts (Macau), Limited; and Wynn Macau, S.A.

Acquisitions

Pursuant to an Asset and Land Purchase Agreement dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino and Stephen A. Wynn (“Mr. Wynn”), the Company acquired the assets and liabilities of the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270 million plus an adjustment for working capital, as defined therein. Upon receiving all necessary regulatory approvals, the purchase was completed on June 22, 2000. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Later in 2000 and early 2001, the Company acquired all of the remaining lots located in the interior of, and some of the lots around, the former Desert Inn golf course for a total of $47.8 million.

On August 28, 2000, the Company permanently closed the Desert Inn with the exception of the golf course and its related retail, food and beverage operations, which were subsequently closed in June 2002.

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

Additionally, effective June 28, 2001, the Public Utilities Commission of Nevada approved the transfer of ownership of Desert Inn Water Company, also a previously unconsolidated affiliate and wholly owned company of Mr. Wynn, to the Company. As the Desert Inn Water Company consisted entirely of all of the shares of Desert Inn Improvement Company whose assets primarily consisted of water rights, this transaction was treated as an acquisition of assets for financial reporting purposes. The Company exchanged the receivable from the Desert Inn Water Company in this acquisition, which was equivalent to the fair market value of the water rights of $6.4 million. Subsequently, in 2003, the water rights were transferred from Desert Inn Water Company to Wynn Las Vegas, LLC and Wynn Resorts Holdings, LLC.

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

Upon completion of various legal agreements and transactions in April 2002, Mr. Wynn contributed approximately $32 million of cash to the Company. This included the assignment to the Company by Mr. Wynn of his rights to approximately $22.5 million deposited in a Macau bank account which was committed to Wynn Macau, and an additional $8.6 million of cash. In addition, Mr. Wynn also contributed to the Company his 90% ownership interest in Wynn Macau, S.A. and the right to be reimbursed for approximately $825,000 of expenses incurred by Mr. Wynn on behalf of Wynn Macau, S.A.. At the time of the capital contribution, the assets held by Wynn Macau, S.A. principally consisted of the intangible asset associated with the provisional license to negotiate a concession with the government of Macau. The provisional license had no historical cost basis but the members of Valvino negotiated a fair value of $56 million. In accordance with SFAS No. 141, “Business Combinations,” because the transactions occurred between entities under common control, the contribution of the 90% interest in Wynn Macau, S.A. by Mr. Wynn was recorded at its historical cost basis with the primary asset

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in the financial statements being the approximate $22.5 million of cash. However, Mr. Wynn’s ownership interest in the Company after these contributions reflects the fair value of his 90% ownership interest in Wynn Macau relative to the fair value of the contributions from Aruze USA, Inc. and Baron Asset Fund as described below.

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

In April 2002, the Company converted approximately $458,000 of advances to Wynn Macau, S.A. into capital contributions.

In June 2002, the Kenneth R. Wynn Family Trust contributed $1.2 million cash in exchange for a 0.146% membership interest in the Company.

During the third quarter of 2002, the Company received approximately $2.2 million of capital contributions from minority stockholders for Wynn Macau, S.A.. Upon the final execution of the stockholder agreements in November 2002, the Company’s ownership interest in Wynn Macau was reduced from 90% to 82.5%.

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

2.    Summary of Significant Accounting Policies

Development Stage Risk Factors

As a development stage company, the Company has spent significant amounts of money in connection with its development activities, primarily in the acquisition of land and other assets, in the design, development, financing and construction of Wynn Las Vegas, and in negotiation of the concession arrangement as well as the predevelopment design, preliminary financing and land acquisition for Wynn Macau. The Company has not commenced principal operations and therefore revenues are not significant. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to December 31, 2003. Management expects these losses to continue until planned principal operations have commenced. However, as a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in both the construction and development phases and in operating gaming facilities, including, but not limited to, maintaining compliance with debt covenants, receiving the appropriate permits for particular construction activities, securing a Nevada state gaming license for the ownership and operation of Wynn Las Vegas, maintaining ongoing suitability requirements in Nevada and Macau, as well as fulfilling the requirements of Macau’s developing regulatory framework. The completion of the Wynn Las Vegas and Wynn Macau projects is dependent upon compliance with these rules and regulations. Management anticipates Wynn Las Vegas will cost approximately $2.4 billion to design and construct, including the cost of 212 acres of land, capitalized interest, pre-opening expenses and financing fees. In addition, the Company is currently obligated to open its first casino resort in Macau by December 2006, and to invest at least 4 billion patacas (equivalent to approximately US $500 million at the December 31, 2003 rate of exchange) in Macau by June 2009.

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

Reclassifications

Certain amounts in the December 31, 2002 and 2001 consolidated financial statements have been reclassified to conform to the December 31, 2003 presentation. These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with a purchase maturity of three months or less. Cash equivalents are carried at cost, which approximates fair value.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash and Investments

Restricted cash and investments consists of certificates of deposits to collateralize certain construction insurance claims, cash deposits for certain required sales taxes, and certain of the proceeds of the Company’s financing activities invested in approved money market funds or government-backed treasury notes and interest-only strips and restricted by the agreements governing the Company’s debt instruments for the payment of certain approved construction and development costs relating to Wynn Las Vegas or for interest payments on the first three years of certain of the Company’s debt. Amounts classified as current are equal to current construction payables and other accruals also classified as current.

The Company classifies its marketable securities in one of three categories: held-to-maturity, trading or available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Trading securities are those bought and held principally for the purpose of selling them in the near term. All other securities are classified as available-for-sale. All of the Company’s marketable securities are classified as held-to-maturity. Accordingly, these are recorded at cost, adjusted for the amortization of premiums of accretion of discounts. With the exception of the Treasury strips purchased to collateralize the first three years of interest payments on the Company’s 6% Convertible Subordinated Debentures (discussed below), all of the Company’s marketable securities at December 31, 2003 mature on or before March 25, 2004. The carrying value of these marketable securities approximates fair value due to their relatively short-term maturities and market rates of interest.

Restricted cash and investments at December 31, 2003 and 2002 also include approximately $2.6 million and $3.8 million, respectively of accrued interest receivable on the marketable securities.

Receivables

Receivables consist of casino markers and hotel accounts resulting from the former operation of the Desert Inn as well as amounts currently charged in connection with providing water to the remaining homes located in the former Desert Inn Estates. The Company maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer.

Inventories

Retail, food and beverage inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

Property and Equipment

The allocation of the purchase price of the Desert Inn to these asset categories was based upon an appraisal and management’s estimate of the fair value of the assets acquired. Subsequent purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	1 to 3 years
Parking garage	15 years
Airplane	7 to 20 years
Furniture, fixtures and equipment	5 to 20 years

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The design and development costs for Wynn Las Vegas are capitalized. Costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

In connection with the acquisition of the Desert Inn, the Company acquired several parcels of land, some of which will be available for future development. The Company’s decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company’s control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional acceptable financing in order to proceed with any particular project. As of December 31, 2003 and 2002, the Company had approximately 20 acres of land held for future development with a book value of approximately $78.6 million.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with its major construction projects. Interest capitalization will cease once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $87.3 million, $13.5 million, $0 and $107.1 million was capitalized for the years ended December 31, 2003, 2002 and 2001, for the period from inception to December 31, 2003, respectively.

Intangible Assets

The Company has recorded its trademarks at cost and the water rights acquired as part of the overall purchase price of the Desert Inn, at appraised value. Radio frequencies, which are included in other assets, are recorded at cost. These intangible assets have indefinite useful lives, and accordingly, are not amortized, but are periodically reviewed for impairment.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest over the terms of the related debt agreements. Approximately $9.6 million, $1.6 million, $0, and $12.7 million was amortized to interest during the years ended December 31, 2003, 2002 and 2001, and for the period from inception to December 31, 2003, respectively. The Company expects approximately $10 million will be amortized to interest for each year from 2004 through 2008 related to deferred financing costs recognized at December 31, 2003.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of deferred financing costs as of December 31, 2003 and 2002 are as follows:

	Second Mortgage Notes	Unused Revolving Credit Facility	Unused Term Loan Facility	Partially Drawn FF&E Facility	Convertible Debentures	Total Deferred Financing Costs
	($ amounts in millions)
Net balance, December 31, 2001:	$—	$—	$—	$—	$—	$—
Add: 2002 Financing costs	14.4	26.9	9.1	11.3	—	61.7
Less: 2002 Amortization	(0.3)	(0.8)	(0.2)	(0.3)	—	(1.6)

Net balance, December 31, 2002:	14.1	26.1	8.9	11.0	—	60.1
Add: 2003 Financing costs	—	—	—	—	8.7	8.7
Less: 2003 Amortization	(1.8)	(4.5)	(1.3)	(1.6)	(0.4)	(9.6)

Net balance, December 31, 2003:	$12.3	$21.6	$7.6	$9.4	$8.3	$59.2

Accumulated amortization amounted to $12.7 million and $3.1 million as of December 31, 2003 and 2002, respectively.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As of December 31, 2003 and 2002, management does not believe any assets have been impaired.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable.

As of December 31, 2003, the Company recorded approximately $8.8 million in other assets to reflect the fair value of its two interest rate swaps, designated as cash flow hedges, entered into in the second quarter of 2003 to hedge the underlying interest rate risk on a total of $825 million of expected future borrowings under its existing Credit Facilities. Because there has been no ineffectiveness in the hedging relationships since the inception of these interest rate swaps, the corresponding change in fair value is reported in other comprehensive income for year ended December 31, 2003.

Revenue Recognition

The Company recognizes revenues on airplane services, art gallery admissions and retail sales, water service and other sources at the time pervasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Pre-Opening Costs

Pre-opening costs consisting primarily of salaries and wages, legal and consulting fees, insurance, utilities and travel are expensed as incurred.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incidental Operations

Upon completion of the acquisition of the Desert Inn on June 22, 2000, the Company announced its intention to close the property and to plan the development of Wynn Las Vegas on the existing site. In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” both the resort casino/hotel operation and the golf course and related operations are accounted for as separate incidental operations. Under this method, incidental operations with a net income are excluded from the Company’s consolidated operating results and the net income from each is recorded as a reduction in the carrying value of land. Incidental operations with a net loss are stated separately on the consolidated statements of operations. The amount of net income from incidental operations recorded as a reduction in the carrying value of land was approximately $0, $2.0 million, $3.6 million and $6.8 million for the years ended December 31, 2003, 2002 and 2001, and for the period from inception to December 31, 2003, respectively.

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

SFAS No. 109 also requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. The Company, in its development stage, has accumulated significant net operating losses. Accordingly, at December 31, 2003, the Company has an estimated available tax loss carryforward of approximately $2.5 million which expires December 31, 2023. Because of the uncertainty of near-term future taxable income, the Company’s potential net future domestic and foreign tax benefits of approximately $18.8 million and $2.9 million, respectively as of December 31, 2003 and $7.5 million and $747,000, respectively as of December 31, 2002 are fully reserved.

Currency translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” The Macau results of operations and the balance sheet are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). During the period from inception to December 31, 2003, the effect of foreign currency translation was immaterial.

Comprehensive Income (Loss)

Comprehensive income (loss) is a broad concept of an enterprise’s financial performance that includes all changes in equity during a period that arise from transactions and economic events from nonowner sources.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss) is net income (loss) plus “other comprehensive income (loss),” which consists of revenues, expenses, gains and losses that do not affect net income under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the Company reflects the change in the fair value of interest rate swaps while the accumulated other comprehensive income reflected on the balance sheet consists of the cumulative adjustment to the fair value of the Company’s interest rate swaps.

Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the year ended December 31, 2001, the Company had no potentially dilutive securities and for all periods presented, the Company has recorded net losses. Accordingly, for the years ended December 31, 2003 and 2002, and for the period from inception to, December 31, 2003, the assumed exercise of stock options and the potential conversion of the Company’s $250 million of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at December 31, 2003 because to include them would have been anti-dilutive, included 1,732,500 shares under stock options, 1,328,061 shares under non-vested stock grants and 10,869,550 shares under the assumed conversion of the Debentures.

Employee Stock-Based Compensation

The Company has a stock-based employee compensation plan as more fully described in Note 7. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands).

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from Inception to December 31, 2003
Net loss as reported	$(48,892)	$(31,713)	$(108,947)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(1,993)	(309)	(2,302)

Pro forma net loss	$(50,885)	$(32,022)	$(111,249)

Basic and diluted loss per share:
As reported	$(0.62)	$(0.68)	$(2.10)

Pro forma	$(0.64)	$(0.69)	$(2.15)

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

On October 21, 2002, the Company entered into an amended production services agreement with the executive producer of the aquatic live theatrical attraction (the “Show”) anticipated to be exhibited at the Wynn Las Vegas Aqua Theater showroom. As additional compensation for the production services to be rendered, the Company granted 189,723 restricted shares of Common Stock to the executive producer which will fully vest on June 30, 2006, provided that a complete run of the Show at Wynn Las Vegas has commenced. As a result of performance-based vesting conditions, the grant has no effect on the Company’s shares issued and outstanding, its financial position or results of operations until such time as the performance conditions have been satisfied.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are used to classify those gains and losses. The Company’s adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company’s adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, and requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A fundamental conclusion reached by the FASB in this interpretation is the exclusion from the liability recognition provisions of guarantees issued between entities under common control or parent or subsidiary guarantees of third party debt on behalf of that parent or subsidiary. Such guarantees, however, are not excluded from the enhanced disclosure provisions. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, however the disclosure provisions are effective for financial statements of interim or annual periods ending after December 15, 2002. As a result, the Company adopted the disclosure provisions of FIN No. 45 for its 2002 annual consolidated financial statements, which had no material impact. The Company’s subsequent adoption of the recognition and measurement provisions on January 1, 2003, also did not have a material impact upon its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No.148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 permits companies to continue to apply the intrinsic value based method of accounting for stock-based employee compensation as provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” however it requires that companies that elect to do so, provide specific tabular pro forma disclosures required by SFAS No. 123 in the Summary of Significant Accounting Policies. In addition, SFAS No.148 requires these disclosures in financial reports for interim periods. The Company continues to apply the intrinsic value based method of accounting for stock-based employee compensation as allowed by SFAS No. 148, and therefore adoption of this statement did not have a material impact upon its consolidated financial position or results of operations. However, the Company has provided the required disclosures for the accompanying consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such financial instruments generally be classified as a liability as those instruments embody obligations of the issuer. This statement was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for most financial instruments included in the scope of the standard beginning the interim period beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 on July 1, 2003, had no material impact upon its consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003. The consolidation requirements apply to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003. The application of FIN 46 has not and is not expected to have a material impact on the Company financial position or results of operations.

3.    Related Party Transactions

Prior to August 2002, the Company periodically incurred costs on behalf of Mr. Wynn and certain other officers of the Company, including costs with respect to personal use of the corporate aircraft. These balances were settled at regular intervals, usually monthly. The last outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn and other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At December 31, 2003 and December 31, 2002, the Company’s net liability to Mr. Wynn and other officers was approximately $60,000 and $35,000, respectively.

The Company originally leased The Wynn Collection from Mr. and Mrs. Wynn at a monthly rate equal to the gross revenue received by the gallery each month, less direct expenses, subject to a monthly cap. In August 2002, the lease terms were amended to reduce the rental fee paid to Mr. and Mrs. Wynn to one-half of the net revenue, if any, of the gallery. Under the August 2002 amendment Mr. and Mrs. Wynn were required to reimburse the Company for the gallery’s net losses. From inception to May 31, 2003, the gallery incurred $103,293 of net losses that were reimbursed by Mr. and Mrs. Wynn and, accordingly, the Company did not make any lease payments during this period.

Effective June 1, 2003, the lease terms were further amended. Under the terms of the June 1, 2003 amendment, Mr. and Mrs. Wynn agreed to lease The Wynn Collection to the Company for an annual fee of $1, and the Company is entitled to retain all revenues from the public display of the Wynn Collection and the related

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merchandising revenues. The Company is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of the Wynn Collection. The Company incurred a net loss from the operation of the art gallery of approximately $141,000 for the period from June 1, 2003 through December 31, 2003. Principally because of the increased cost of insurance, the Company anticipates that the gallery will continue to operate at a loss prior to the opening of Wynn Las Vegas.

The Company also leases office space in Macau from a minority shareholder of Wynn Macau, S.A. on a month-to-month basis for approximately $5,500 per month.

4.    Property and Equipment

Property and equipment as of December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002
Land	$288,422	$288,422
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Airplane	38,000	38,000
Furniture, fixtures and equipment	6,455	4,192
Construction in progress	570,988	90,189

	920,785	437,723
Less: accumulated depreciation	(22,970)	(17,227)

	$897,815	$420,496

Construction in progress includes interest and other costs capitalized in conjunction with Wynn Las Vegas and Wynn Macau.

5. Long-Term Debt

Long-term debt as of December 31, 2003 and 2002 consists of the following (amounts in thousands):

	2003	2002
12% Second Mortgage Notes, net of original issue discount of approximately $22.8 million and $26.1 million, respectively due November 1, 2010; effective interest at approximately 12.9%	$347,220	$343,900
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	—
$188.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.2% and 5.4%, respectively)	38,000	38,000
Note payable—Land Parcel; at 8%	253	291

	635,473	382,191
Current portion of long-term debt	(41)	(38)

	$635,432	$382,153

Note Payable for Desert Inn Resort and Casino Land Parcel

The balance at December 31, 2003 and 2002 totals approximately $212,000 and $253,000, respectively, net of the current portion of approximately $41,000 and $38,000, respectively, and represents a note payable related

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the acquisition of a parcel of land in 1994. Both the land and related note payable were acquired as part of the acquisition of the Desert Inn. The note carries an interest rate of 8% and provides for payments of principal and interest totaling $5,000 per month until February 2009.

Convertible Subordinated Debentures

On July 7, 2003, the Company consummated a private placement under Rule 144A of the Securities Act of $200 million aggregate principal amount of the Debentures. Subsequently, on July 30, 2003, the Company completed the sale of an additional $50 million aggregate principal amount of the Debentures to the initial purchasers of the Debentures pursuant to the full exercise of an option granted to the initial purchasers. The Company will pay interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. The Company contributed a total of approximately $44 million of the approximately $241.3 million net proceeds after expenses of the sale, to a newly formed subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities to secure the payment of the first three years of scheduled interest payments as required by the indenture governing the Debentures.

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

The Debentures are guaranteed by Wynn Resorts Funding, LLC, and Wynn Resorts has guaranteed the obligations of Wynn Resorts Funding, LLC. It is not anticipated that Wynn Resorts Funding, LLC will have any assets other than the approximately $44 million contributed by Wynn Resorts from the net proceeds of the sale of the Debentures. Other than with respect to the first three years of scheduled interest payments, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

Second Mortgage Notes

On October 30, 2002, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (“Wynn Capital”), two wholly-owned subsidiaries of the Company (collectively, the “Notes Issuers”), issued $370 million aggregate principal amount of 12% second mortgage notes (the “Notes”) maturing November 1, 2010 with semi-annual interest payments beginning in May 2003. The Notes are unconditionally guaranteed by Wynn Resorts as the parent company and certain other subsidiary guarantors, are secured by a first priority security interest in the net proceeds of the offering and a second priority security interest in substantially all the assets of the Issuers and certain restricted subsidiaries, and rank senior in right of payment to all of the Issuers’ existing and future subordinated indebtedness. In addition, the Notes contain certain affirmative and negative covenants applicable to the Issuers and the restricted entities, including limitations on additional indebtedness, declarations of dividends, issuance of preferred stock and equity interests of wholly-owned subsidiaries, certain payments or investments, golf course and Phase II land development, transactions with affiliates, asset sales, sale-leaseback transactions, and various other restrictions as defined in the indenture governing the Notes (the “Indenture”). While Wynn Resorts is not subject to a majority of the restrictive covenants in the Indenture, pursuant to the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Notes. As of December 31, 2003, the Company is in compliance with all such covenants.

The Notes were issued on October 30, 2002, for approximately $343.3 million, net of an original issue discount of approximately $26.7 million. The proceeds were further reduced by approximately $10.1 million of underwriting discounts and commissions and approximately $4.3 million of legal and professional expenses, all of which are capitalized and amortized over the term of the Notes using the effective interest method. Net proceeds were approximately $328.9 million and are being used to finance the development and construction of Wynn Las Vegas, to pay pre-opening expenses and meet debt service obligations.

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

Credit Facilities

Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $750 million senior secured revolving credit facility (the “Revolver”) and a $250 million delay draw senior secured term loan facility (the “Term Loan”, and together with the Revolver, the “Credit Facilities”) for additional construction financing for Wynn Las Vegas. The Credit Facilities are guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries excluding Wynn Completion Guarantor, LLC, and Desert Inn Improvement Company, LLC, and certain of Valvino’s affiliates. While Wynn Resorts is not subject to the restrictive covenants in the Credit Facilities, pursuant to the terms of its parent guaranty, if it grants specified liens to secure other guarantees or indebtedness it will be required to grant pari passu liens on the same assets to secure its parent guaranty of the Credit Facilities. The Credit Facilities are also secured by a first priority security interest in a $30.0 million liquidity reserve account as further described below, a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, Wynn Las Vegas, LLC, Wynn Capital and the restricted entities, first mortgages on all real property constituting Wynn Las Vegas, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E facility described below.

The Revolver and the Term Loan mature in October 2008 and October 2009, respectively. Prior to the opening of Wynn Las Vegas, annual interest is charged on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus 4% on the Revolver and LIBOR plus 5.5% on the Term Loan. Subsequent to the opening of Wynn Las Vegas, the rates will be adjusted based upon a leverage ratio. In addition, the Revolver requires quarterly payments on the unused available borrowings at an annual rate of 2%, while the Term Loan requires quarterly payments at an annual rate of 2.5% through December 31, 2002, 3% from January 1, 2003 to June 30, 2003 and 4% thereafter.

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

The Notes Issuers and guarantors are required to comply with several affirmative and negative covenants, including limitations on additional indebtedness, guarantees, dividends, transactions with affiliates, capital expenditures, asset sales and others. There are also several financial covenants including the maintenance of a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), total debt to EBITDA and net worth. As of December 31, 2003, the Company is in compliance with all such covenants.

FF&E Facility

Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $188.5 million FF&E facility (the “FF&E Facility”) to provide financing and refinancing for furniture, fixtures and equipment to be used at Wynn Las Vegas. The proceeds from the FF&E Facility may also be used to refinance a replacement corporate aircraft, in which case, Wynn Las Vegas would request the FF&E lenders to increase the total commitment under the FF&E Facility by $10 million to $198.5 million.

In connection with the acquisitions of World Travel, LLC and Las Vegas Jet, LLC, the Company partially financed the purchase of a private jet aircraft for $38.0 million with the issuance of a note payable for $28.5 million collateralized by the aircraft. In November 2002, the Company withdrew $38.0 million against the FF&E Facility to repay the note payable secured by the aircraft acquired in connection with the acquisition of World Travel, LLC. The unused portion of the draw will be used for construction of Wynn Las Vegas.

The FF&E Facility is guaranteed by the same guarantors as the Credit Facilities, on a senior unsecured basis, matures in October 2009, and has substantially the same interest rates and elections as the Revolver discussed above.

Disbursement Agreement

The Company entered into an agreement (the “Disbursement Agreement”) with Deutsche Bank Trust Company Americas, as the bank agent and disbursement agent, Wells Fargo Bank, National Association, as the Notes trustee, and Wells Fargo Bank Nevada, National Association as the FF&E agent, which sets forth the Company’s material obligations to construct and complete Wynn Las Vegas, establishes a line-item budget and schedule for its construction and establishes the conditions to, and the relative sequencing of, the making of disbursements from the proceeds of the Notes, the Credit Facilities and the FF&E Facility. The Disbursement Agreement restricts the Company’s use of the proceeds of the Notes, the Credit Facilities and the FF&E Facility to only project costs related to Wynn Las Vegas and, subject to certain limitations, corporate overhead and related costs.

In order to facilitate the funding of disbursements in accordance with the Disbursement Agreement, the Company established certain accounts including, but not limited to, the Completion Guarantee Deposit Account and the Liquidity Reserve Account discussed in further detail below, which are pledged to the lenders under the Credit Facilities and, with respect to the secured account holding the proceeds of the Notes, the holders of the

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes. Prior to borrowing any amounts under the Credit Facilities or the FF&E Facility, the Company is required to use a substantial portion of the equity offering proceeds and the Notes for construction of Wynn Las Vegas. However, as a condition to borrowing amounts under the Credit Facilities or the FF&E Facility, the Company is required to submit evidence acceptable to the third-party construction consultant that construction of Wynn Las Vegas has been completed at the time of such borrowing in accordance with the plans and specifications, on budget and on schedule.

Completion Guarantee and Liquidity Reserve

The Company contributed $50 million of the net proceeds of the equity offering to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 to provide a completion guarantee in favor of the lenders under the Credit Facilities and the Notes to secure completion of Wynn Las Vegas. The funds were deposited into a required escrow Completion Guarantee Deposit Account. These funds will gradually be available to fund certain cost overruns, if any, commencing after 50% of the construction work has been completed. After completion of Wynn Las Vegas, any remaining amounts will be released to the Company.

In addition, the Company deposited $30.0 million from the net proceeds of the equity offering into a required escrow Liquidity Reserve Account to secure the completion and opening of Wynn Las Vegas. The lenders under the Credit Facilities have a first priority security interest and the holders of the Notes have a perfected second priority security interest in these funds. These funds will gradually be available to fund certain cost overruns, if any, commencing after 50% of the construction work has been completed. Any amounts remaining upon completion will be used for debt service under the Credit Facilities and the Notes, and if consolidated EBITDA levels permit, the Revolver.

Fair Value of Long-term Debt

The net book value of the Debentures and the Notes at December 31, 2003 was approximately $250 million and $347.2 million, respectively. The estimated fair value of the Debentures and the Notes based upon most recent trades at December 31, 2003 was approximately $457.5 million and $440.3 million respectively. The net book value of the Company’s borrowings under the FF&E Facility of $38 million approximates its fair value due to its floating market rate of interest.

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2004	$41
2005	2,420
2006	9,548
2007	9,552
2008	9,557
Thereafter	627,135

658,253
Less: original issue discount	(22,780)

$635,473

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). On October 25, 2002, the Company completed the initial public offering of 34,615,000 shares of its Common Stock at a $13 per share price. The Common Stock trades on the NASDAQ National Market under the symbol “WYNN”. Stephen A. Wynn, Chairman of the Board, CEO and a principal stockholder of Wynn Resorts, and Aruze USA, another principal stockholder of Wynn Resorts, collectively purchased approximately 11,150,000 of these shares directly from the Company at $13—the same price the shares were offered to the public. Total proceeds of approximately $450 million were reduced by underwriting discounts and commissions of approximately $19.5 million and approximately $4.1 million in legal and professional expenses, for net proceeds to the Company of approximately $426.4 million, which have been used to finance construction of Wynn Las Vegas and to provide $40.0 million for general corporate purposes and to help finance Wynn Macau.

On November 11, 2002, the underwriters to the initial public offering exercised a 3,219,173 share over-allotment option in full, resulting in additional net proceeds of approximately $38.9 million, net of underwriters discounts and commissions of approximately $2.9 million.

On June 20, 2003, the Company entered into a strategic business alliance with Société des Bains de Mer et du Cercle des Etrangers à Monaco, a société anonyme Monegasque organized under the laws of the Principality of Monaco (“SBM”), that has an exclusive concession to operate casinos in Monaco. In connection therewith, the Company sold 3,000,000 shares of its common stock to SBM for $45 million in a privately negotiated, all-cash transaction. These funds are available for general corporate purposes.

81,978,761 shares and 78,972,511 shares, respectively, of the Company’s Common Stock are outstanding as of December 31, 2003 and 2002. Except as otherwise provide by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). During the period from inception to, and as of, December 31, 2003, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $263,000, $170,000, $134,000 and $624,000 for the years ended December 31, 2003, 2002 and 2001, and for the period from inception to December 31, 2003, respectively.

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $38,000, $127,000, $181,000 and $722,000 under such plans for the years ended December 31, 2003, 2002 and 2001, and for the period from inception to December 31, 2003, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

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

A maximum of 9,750,000 shares of Common Stock have been reserved for issuance under the Stock Plan. Options are generally granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including immediate, 25% each year over four years, cliff vesting at a determined date, and others to be determined at the time of grant. All options expire ten years from the date of grant.

The Stock Plan will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Stock Plan after such date. Summarized information for the Stock Plan is as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2002		Period From Inception to December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	375,000	$13.32	—	$—	—	$—
Granted	1,442,500	$16.79	375,000	$13.32	1,817,500	$16.07
Exercised	(6,250)	$13.25	—	$—	(6,250)	$13.25
Canceled	(78,750)	$14.92	—	$—	(78,750)	$14.92

Outstanding at ending of period	1,732,500	$16.13	375,000	$13.32	1,732,500	$16.13

Exercisable at ending of period	135,000	$13.61	50,000	$13.74	135,000	$13.61

Options available for Grant	6,683,189		8,236,662		6,683,189

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No options were granted, canceled, exercised or outstanding during the period from inception to December 31, 2001.

The following table summarizes information about the options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$13.25 - $14.91	550,000	9.0	$13.90	125,000	$13.45
$14.92 - $17.30	845,000	9.4	$15.76	10,000	$15.63
$17.31 - $19.99	282,500	9.7	$19.93	—	$—
$20.00 - $24.69	55,000	9.7	$24.69	—	$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from Inception to December 31, 2003
Expected dividend yield	—	—	—
Expected stock price volatility	40.00%	40.00%	40.00%
Risk-free interest rate	3.00%	3.00%	3.00%
Expected average life of options (years)	6.00	6.00	6.00
Expected fair value of options granted	$7.35	$5.76	$7.35

In addition to options, restricted stock grants of 189,723 shares, 1,138,338 shares and 1,328,061 shares were issued to employees during the years ended December 31, 2003 and 2002, and for the period from inception to, December 31, 2003. These grants cliff-vest on various dates between November 2004 and June 2006. No restricted stock grants took place during the year ended December 31, 2001 or the period from inception to December 31, 2000. The effect of these grants is to increase the issued and outstanding shares of the Company’s Common Stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Common Stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense or capitalized into construction in progress, as appropriate.

8.    Income Taxes

The Company files a consolidated federal income tax return. The income tax benefit differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from Inception to December 31, 2003
Federal statutory rate	-35.0%	-35.0%	-35.0%
Foreign tax rate differential	7.3%	3.8%	5.5%
Valuation allowance	27.7%	31.2%	29.5%

Effective tax rate	0.0%	0.0%	0.0%

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets—US:
Current:
Receivables, inventories, accrued liabilities and other	$733	$345
Long-term:
Goodwill	10,912	11,341
Pre-opening costs	20,426	7,480
Syndication costs	3,780	3,780
Other intangibles	1,625	575
Net operating loss carryforwards	856	—

	38,332	23,521
Less: valuation allowance	(18,820)	(7,459)

	19,512	16,062

Deferred tax assets—Foreign:
Pre-opening costs	2,930	747
Less: valuation allowance	(2,930)	(747)

	—	—

Deferred tax liabilities:
Property and equipment	(19,512)	(16,062)

Net deferred tax asset	$—	$—

The Company recorded a 100% valuation allowance at both December 31, 2003 and 2002 to fully reserve all tax benefits because of the uncertainty of future taxable income.

9.    Commitments and Contingencies

Construction Contracts

The Company entered into an agreement with a construction contractor for guaranteed maximum price construction services, effective as of June 4, 2002 and subsequently amended (as amended, the “Construction Agreement”). The Construction Agreement currently covers approximately $928.1 million of the approximate $1.4 billion budgeted cost to construct Wynn Las Vegas, subject to increases based on, among other items, changes in the scope of the work. The Construction Agreement provides that the guaranteed maximum price will be increased and the deadline for the completion of construction extended on account of certain circumstances. The guaranteed maximum price also currently provides for an “owner contingency” of approximately $7.4 million to cover various items, including delays and scope changes resulting from the Company’s actions.

Effective June 6, 2002, the Company also entered into an agreement with a construction contractor for the design and construction of a parking structure for a maximum cost of $9.9 million, subject to specified exceptions. In addition, effective February 18, 2003 the Company entered into an agreement with a construction contractor for the construction of the golf course for a maximum cost of $16.5 million. Other construction

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts and committed construction purchase orders at December 31, 2003, totaled approximately $271.4 million. As a result, a total of approximately $1.2 billion has been committed to the construction of Wynn Las Vegas as of December 31, 2003. Of this amount, approximately $302.5 million has been spent through December 31, 2003. Future committed costs at December 31, 2003, under the Wynn Las Vegas construction contracts, therefore, total approximately $770.5 million.

Macau

Wynn Macau, S.A. has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest 4 billion patacas (approximately US $500 million as of December 31, 2003) in one or more casino projects in Macau by June 2009 and to commence operations of Wynn Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

Wynn Macau, S.A., has total assets, which are held in Macau, of approximately $7.7 million (including approximately $5.7 million of construction in progress), total liabilities of approximately $1.7 million and a total parent company investment of approximately $6.0 million (including a cumulative inception to date net loss accumulated during the development stage of approximately $22.8 million) at December 31, 2003.

The Company is continuing work on the design of Wynn Macau, as well as the efforts to lease the land and obtain the financing to be used for Wynn Macau. The Company has not yet finalized the budget for Wynn Macau’s construction and development. The Company has invested approximately $23.8 million through December 31, 2003 and, in addition, in January 2004, the Company loaned Wynn Macau, S.A. $5 million, bearing interest at 6.25% and payable on April 14, 2004 (which due date may be extended). The Company intends to invest additional capital in Wynn Macau, S.A. to enable Wynn Macau, S.A. to finalize the land lease contract in Macau and repay the $5 million loan. While the Company has additional capital available from a portion of the net proceeds received from the initial public offering of its common stock (including the overallotment option exercise), the Company intends to use the net proceeds from the offering of the Debentures to help finance Wynn Macau as well as for general corporate purposes, including possibly financing potential future acquisitions or other investments. The minority investors in Wynn Macau are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A.. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau, S.A. will not finalize any lease for land for any casino or begin construction or operation of any casino in Macau until a number of objectives and conditions are met, including: 1) obtaining sufficient financing to commence construction of Wynn Macau, 2) obtaining the ability to extend credit to gaming customers and enforce gaming debts in Macau and 3), with respect to commencing operations of Wynn Macau, obtaining certain relief related to Macau tax regulations. In February 2004, the necessary legislative and regulatory changes with respect to obtaining the ability to extend credit and enforcing gaming debts in Macau were introduced in the Macau Legislative Assembly. Although the Company cannot ensure that the introduced legislative and regulatory changes will be enacted, nor can it ensure that it will be able to obtain the relief related to Macau’s tax regulations or obtain sufficient financing for the project.

Wynn Macau, S.A. has also obtained the services of architects and designers, has begun preliminary discussions to arrange the additional financing that would be required to complete Wynn Macau, and is

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considering different alternatives, including debt financing or additional equity financing at the Wynn Macau, S.A. level or at the level of Wynn Macau S.A.’s direct or indirect parent companies other than Wynn Resorts. At the present time, Wynn Macau, S.A. has not determined the amount of financing that will be required. Wynn Macau, S.A. currently has not received any commitments relating to financing from any third party. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to Wynn Las Vegas.

Wynn Macau, S.A. is required under the Macau concession agreement to obtain a $700 million pataca (approximately US $87.5 million as of December 31, 2003) bank guarantee for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $37.5 million as of December 31, 2003) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau, S.A. currently has an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount, which must be replaced by another guarantee suitable under the concession agreement when Wynn Macau, S.A. commences construction of its first casino resort. Wynn Macau, S.A. pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau, S.A.’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Leases

In the fourth quarter of 2003, the Company entered into arrangements to lease five retail outlets commencing with the opening of Wynn Las Vegas. In connection with these leases, the Company has provided some of the retail tenants an allowance for improvements as part of the lease arrangements. These improvement allowances are included in the budgeted costs to construct Wynn Las Vegas. The revenues from these leases are not expected to be material in relation to the revenues and operations of Wynn Las Vegas.

Entertainment Services

The Company has entered into long-term agreements with a creative production company and its affiliated production services company for the licensing, creation, development and executive production of the Show at Wynn Las Vegas, whereby the Company is required to pay certain up-front creation and licensing fees, pay production costs and, upon opening of the production, pay a royalty of 10% of net ticket revenues and retail sales and 50% of the Show and retail profits to the production company as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the Show, which will coincide with the opening of Wynn Las Vegas, with one five-year renewal option.

The Company also has an option with respect to the development of a second production for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1 million and any additional project will require additional funds to develop.

At December 31, 2003 and 2002, other assets include approximately $8.7 million and $4.8 million respectively, of amounts paid for creation and development costs in conjunction with the agreement.

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

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three to five year terms and typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts). These separation payments are generally the base salary of the remaining term of the employment contract plus foregone bonuses and certain other payments. At December 31, 2003, the total contractual commitment under these employment contracts is approximately $71.5 million over the next five years.

Litigation

The Company is a party to various lawsuits relating to routine matters incidental to its business. As with all litigation, no assurance can be provided as to the outcome of the following matters and we note that litigation inherently involves significant costs.

Valvino has recently been involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Valvino acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. In total, Valvino acquired 63 of the 75 residential lots, with Clark County having acquired two of the lots through eminent domain in 1994 as part of the widening of Desert Inn Road. The residential lots, previously known collectively as the Desert Inn Country Club Estates, were subject to various conditions, covenants and restrictions (“CC&R’s”) recorded against the lots in 1956 and amended from time to time since then.

On October 31, 2000, Ms. Stephanie Swain, as trustee of the Mark Swain Revocable Trust, filed an action in Clark County District Court against Valvino and the then directors of the Desert Inn Country Club Estates Homeowners’ Association. Subsequently, the other nine remaining homeowners were joined in this lawsuit and asserted claims against Valvino. The plaintiffs sought various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs challenged the termination in June 2001 of the CC&R’s recorded against the residential lots. The plaintiffs also made various claims with respect to easement rights, including rights of access to the golf course and interior and perimeter roadways, maintenance of a golf course view, prohibition of commercial development of the golf course and trespass. In response Valvino asserted claims for damages based upon a number of legal theories, including abuse of process. Two subsequent actions were filed, one by Ms. Swain against certain homeowners’ association officers and directors and one by Valvino seeking declaratory and injunctive relief similar to the original action. Because the issues in the subsequent actions are present in the original action, both of the subsequent actions were stayed pending the outcome of the original action.

During pretrial proceedings, the court entered several preliminary injunction orders concerning the parties’ respective property rights. Among other things, the court ordered that Valvino was free to develop the golf course and the remainder of its property as it deems fit, subject to all applicable legal restraints. The court also permitted construction of Wynn Las Vegas’ utilities in part of the perimeter roadway, resulting in temporary closure of one of three access gates for the plaintiffs and has also permitted Wynn Las Vegas to begin construction of a golf course maintenance facility on some of the former residential lots. To date, the litigation has not resulted in any material interference with our development of the Wynn Las Vegas resort.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Just prior to trial, the court also ruled on various motions for summary judgment brought by the parties. Ms. Swain’s and the other homeowners’ claims that the CC&R’s and the homeowners’ association were not properly terminated were dismissed, together with many of their other claims, including the claim purporting to restrict future redevelopment of the golf course. Similarly, all of the Company’s damages claims against the homeowners, including for abuse of process and intentional interference with contract rights, were dismissed.

A bench trial was held in November 2003 with respect to some of the plaintiffs’ remaining claims, with the court postponing for a second phase of the trial other of the remaining claims, in particular their trespass claims. On November 25, 2003, the court issued a written decision, holding that the homeowners have no right to enter upon the golf course but do have the right to use a perimeter roadway for entrance and exit purposes. The court directed that the Company need not reinstall the roadway to its original location and dimensions, as the homeowners requested, but that the Company should reinstall the roadway substantially in the manner described in the Company’s existing construction plans for that portion of the Project. In addition, while the court held that the plaintiffs had not been granted an express easement to maintain their view of the golf course property, it did find that they have express rights to views that are not architecturally shut out from the aura of the golf course. The court noted that the issue of whether or not the plaintiffs’ rights to views that are not architecturally shut out from the aura of the golf course had been infringed would be decided with the other remaining claims at a later trial.

Several of the homeowners also filed two separate actions seeking judicial review and/or a petition for a writ of mandamus and/or prohibition against Clark County and the Clark County Commissioners in Clark County District Court. One action concerns the Clark County Planning Commission’s approval of Valvino’s application for a use permit, and a related roadway dedication agreement between Clark County and Valvino. The other action concerns the Clark County Planning Commission’s approval of Valvino’s application for design review of the golf course maintenance facility.

On February 23, 2004, Valvino reached a settlement with all of the plaintiffs with respect to all of the claims described above. The settlement provides that Valvino or its designee will pay $23 million in exchange for the 10 remaining residences and dismissal by the plaintiffs with prejudice of all of the actions. The settlement is subject to customary conditions for real estate acquisitions in Nevada.

10.    Subsequent Events

Restricted Stock Grant Forfeiture

In February 2004, an officer of the Company resigned, thus forfeiting 189,723 shares of restricted stock (see Note 7). The Company recorded the forfeiture at December 31, 2003, as a reduction to construction in progress and to stockholders’ equity for approximately $1.1 million. The forfeiture had no impact upon the Company’s results of operations.

11.    Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Las Vegas, LLC and Wynn Capital (the “Notes Issuers”) as the issuers of the Notes, the Notes Guarantors (other than Wynn Resorts), Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of December 31, 2003 and 2002, for the years ended December 31, 2003, 2002 and 2001 and for the period from inception to December 31, 2003.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantors of the Notes (other than Wynn Resorts) are Valvino, Wynn Design & Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, World Travel, LLC and Las Vegas Jet, LLC. Wynn Resorts Funding, LLC is a guarantor of the Debentures but not of the Notes. Wynn Group Asia, Inc. and all of its subsidiaries; Wynn Completion Guarantor, LLC; Desert Inn Improvement Company; Rambas Marketing, LLC; Worldwide Wynn, LLC; Toasty, LLC, Wynn Show Performers, LLC and Kevyn, LLC are not guarantors of the Notes. In October 2002, Valvino transferred certain of its assets, including its equity interests in certain of its subsidiaries which do not guarantee the Notes, to Wynn Resorts. In addition, Valvino transferred certain of its assets, including its equity interests in Las Vegas Jet, LLC and World Travel, LLC directly to Wynn Las Vegas. Because these transfers were between entities under common control, in accordance with SFAS No. 141, “Business Combinations,” the assets and liabilities of the entities acquired have been recorded by the acquiring subsidiary at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented. The Parent records the investment in its respective subsidiaries based on the equity method of accounting. Elimination of the Parent’s investment is included in the “Eliminations” column.

The following condensed consolidating financial statements are presented in the provided form because: (i) the Notes Issuers and Guarantors and the Convertible Debentures Guarantor are wholly owned subsidiaries of the Company; (ii) the guarantees are considered to be full and unconditional, that is, if the Parent or the Notes Issuers fail to make a scheduled payment, the 2nd Mortgage Notes Guarantors or the Convertible Debentures Guarantor, as applicable are obligated to make the scheduled payment immediately and, if they do not, any holder of the Notes or Debentures may immediately bring suit directly against these Guarantors for payment of all amounts due and payable; and (iii) the guarantees are joint and several.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2003

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$328,745	$18,236	$(7,326)	$—	$1,897	$—	$341,552
Restricted cash and investments	—	58,312	—	—	—	—	58,312
Receivables, net	36	10	27	—	5	—	78
Inventories	—	—	204	—	—	—	204
Prepaid expenses	204	247	1,691	—	59	—	2,201

Total current assets	328,985	76,805	(5,404)	—	1,961	—	402,347
Restricted cash and investments	—	247,508	23	44,268	50,321	—	342,120
Property and equipment, net	410	728,663	162,983	—	5,759	—	897,815
Water rights	—	256	6,144	—	—	—	6,400
Trademark	—	1,000	—	—	—	—	1,000
Deferred financing costs	8,294	50,971	—	—	—	—	59,265
Investment in subsidiaries	548,763	8,041	503,809	—	—	(1,060,613)	—
Other assets	—	18,745	5,607	—	24	—	24,376
Intercompany balances	373,669	(513,826)	190,691	—	(50,534)	—	—

Total assets	$1,260,121	$618,163	$863,853	$44,268	$7,531	$(1,060,613)	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$41	$—	$—	$—	$41
Accounts and construction payable	—	562	48,874	—	318	—	49,754
Accrued interest	7,375	9,438	—	—	—	—	16,813
Accrued compensation and benefits	912	875	1,082	—	509	—	3,378
Accrued expenses and other	19	173	990	—	8	—	1,190

Total current liabilities	8,306	11,048	50,987	—	835	—	71,176
Construction retention	—	—	23,846	—	—	—	23,846
Long-term debt	250,000	385,220	212	—	—	—	635,432

Total liabilities	258,306	396,268	75,045	—	835	—	730,454

Minority interest	—	—	—	—	—	1,054	1,054

Commitments and contingencies

Stockholders’ equity:
Common stock	820	—	—	—	18	(18)	820
Additional paid-in capital	1,110,813	237,075	893,989	44,024	30,027	(1,205,115)	1,110,813
Deferred compensation—restricted stock	(9,664)	—	(10,531)	—	—	10,531	(9,664)
Accumulated other comprehensive income	8,793	8,793	17,585	—	—	(26,378)	8,793
Deficit accumulated from inception during the development stage	(108,947)	(23,973)	(112,235)	244	(23,349)	159,313	(108,947)

Total stockholders’ equity	1,001,815	221,895	788,808	44,268	6,696	(1,061,667)	1,001,815

Total liabilities and stockholders’ equity	$1,260,121	$618,163	$863,853	$44,268	$7,531	$(1,060,613)	$1,733,323

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2002

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644
Receivables, net	—	12	166	6	—	184
Inventories	—	—	212	—	—	212
Prepaid expenses	344	93	1,518	55	—	2,010

Total current assets	79,578	7,613	718	24,141	—	112,050
Restricted cash and investments	—	742,605	23	50,249	—	792,877
Property and equipment, net	—	251,881	168,309	306	—	420,496
Water rights	—	—	—	6,400	—	6,400
Trademark	—	1,000	—	—	—	1,000
Deferred financing costs	—	60,159	—	—	—	60,159
Investment in subsidiaries	532,472	8,684	512,419	—	(1,053,575)	—
Other assets	—	5,599	20	—	—	5,619
Intercompany balances	379,758	(454,927)	132,236	(57,067)	—	—

Total assets	$991,808	$622,614	$813,725	$24,029	$(1,053,575)	$1,398,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$38	$—	$—	$38
Accounts and construction payable	—	3,091	6,234	126	—	9,451
Accrued interest	—	8,159	—	—	—	8,159
Accrued compensation and benefits	195	258	986	—	—	1,439
Accrued expenses and other	—	131	920	8	—	1,059

Total current liabilities	195	11,639	8,178	134	—	20,146
Construction retention	—	—	506	—	—	506
Long-term debt	—	381,900	253	—	—	382,153

Total liabilities	195	393,539	8,937	134	—	402,805

Minority interest	—	—	—	—	4,183	4,183

Commitments and contingencies

Stockholders’ equity:
Common stock	790	—	—	18	(18)	790
Additional paid-in capital	1,065,649	237,075	899,017	30,027	(1,166,119)	1,065,649
Deferred compensation—restricted stock	(14,771)	—	(19,753)	—	19,753	(14,771)
Deficit accumulated from inception during the development stage	(60,055)	(8,000)	(74,476)	(6,150)	88,626	(60,055)

Total stockholders’ equity	991,613	229,075	804,788	23,895	(1,057,758)	991,613

Total liabilities and stockholders’ equity	$991,808	$622,614	$813,725	$24,029	$(1,053,575)	$1,398,601

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2003

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$3,231	$—	$—	$(2,856)	$375
Art gallery	—	—	317	—	—	—	317
Retail	—	—	312	—	—	—	312
Royalty	9,067	—	—	—	—	(9,067)	—
Water	—	—	—	—	58	(44)	14

Total revenues	9,067	—	3,860	—	58	(11,967)	1,018

Expenses:
Pre-opening costs	17,808	17,038	6,631	—	8,385	(2,743)	47,119
Depreciation and amortization	20	174	5,549	—	—	—	5,743
(Gain)/Loss on sale of assets	—	—	(4)	—	—	—	(4)
Selling, general and administrative	—	—	738	—	9,080	(9,187)	631
Cost of water	—	—	37	—	60	(37)	60
Cost of retail sales	—	—	153	—	—	—	153
Loss from incidental operations	—	426	225	—	—	—	651

Total expenses	17,828	17,638	13,329	—	17,525	(11,967)	54,353

Operating loss	(8,761)	(17,638)	(9,469)	—	(17,467)	—	(53,335)

Other income (expense):
Interest expense, net	(3,532)	(5,048)	(17)	—	(434)	—	(9,031)
Interest income	2,024	7,356	19	244	702	—	10,345
Equity in loss from subsidiaries	(38,623)	(643)	(28,293)	—	—	67,559	—

Other income, net	(40,131)	1,665	(28,291)	244	268	67,559	1,314

Minority interest	—	—	—	—	—	3,129	3,129

Net loss accumulated during the development stage	$(48,892)	$(15,973)	$(37,760)	$244	$(17,199)	$70,688	$(48,892)

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$3,455	$—	$(2,826)	$629
Art gallery	—	—	279	—	—	279
Retail	—	—	237	—	—	237
Water	—	—	—	76	(62)	14

Total revenues	—	—	3,971	76	(2,888)	1,159

Expenses:
Pre-opening costs	5,279	4,534	13,089	4,963	(2,718)	25,147
Depreciation and amortization	—	9	8,480	445	—	8,934
(Gain)/Loss on sale of assets	—	—	(90)	69	—	(21)
Selling, general and administrative	—	—	631	111	(120)	622
Cost of water	—	—	50	59	(50)	59
Cost of retail sales	—	—	118	—	—	118
Loss from incidental operations	—	92	608	—	—	700

Total expenses	5,279	4,635	22,886	5,647	(2,888)	35,559

Operating loss	(5,279)	(4,635)	(18,915)	(5,571)	—	(34,400)

Other income (expense):
Interest expense, net	—	(1,014)	(883)	—	—	(1,897)
Interest income	170	1,769	1,631	148	—	3,718
Equity in loss from subsidiaries	(26,604)	(953)	(17,567)	—	45,124	—

Other income, net	(26,434)	(198)	(16,819)	148	45,124	1,821

Minority interest	—	—	—	—	866	866

Net loss accumulated during the development stage	$(31,713)	$(4,833)	$(35,734)	$(5,423)	$45,990	$(31,713)

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2001

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$2,006	$—	$(929)	$1,077
Art gallery	—	—	35	—	—	35
Retail	—	—	27	—	—	27
Water	—	—	—	77	(59)	18

Total revenues	—	—	2,068	77	(988)	1,157

Expenses:
Pre-opening costs	—	879	12,726	(822)	(921)	11,862
Depreciation and amortization	—	—	6,901	1,262	—	8,163
(Gain)/Loss on sale of assets	—	—	394	—	—	394
Selling, general and administrative	—	—	129	267	(20)	376
Facility closure	—	—	373	—	—	373
Cost of water	—	—	47	40	(47)	40
Cost of retail sales	—	—	9	—	—	9

Total expenses	—	879	20,579	747	(988)	21,217

Operating loss	—	(879)	(18,511)	(670)	—	(20,060)

Other income (expense):
Interest expense, net	—	—	(28)	—	—	(28)
Interest income	—	—	2,362	—	—	2,362
Equity in loss of subsidiaries	(17,726)	(825)	(8,523)	—	27,074	—

Other income, net	(17,726)	(825)	(6,189)	—	27,074	2,334

Net loss accumulated during the development stage	$(17,726)	$(1,704)	$(24,700)	$(670)	$27,074	$(17,726)

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2003

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$9,282	$—	$—	$(7,114)	$2,168
Art gallery	—	—	631	—	—	—	631
Retail	—	—	576	—	—	—	576
Royalty	9,067	—	—	—	—	(9,067)	—
Water	—	—	—	—	211	(165)	46

Total revenues	9,067	—	10,489	—	211	(16,346)	3,421

Expenses:
Pre-opening costs	23,087	22,451	38,964	—	12,217	(6,885)	89,834
Depreciation and amortization	20	183	24,610	—	2,072	—	26,885
(Gain)/Loss on sale of assets	—	—	300	—	69	—	369
Selling, general and administrative	—	—	1,497	—	9,458	(9,327)	1,628
Facility closure	—	—	1,579	—	—	—	1,579
Cost of water	—	—	134	—	160	(134)	160
Cost of retail sales	—	—	280	—	—	—	280
Loss from incidental operations	—	518	1,996	—	—	—	2,514

Total expenses	23,107	23,152	69,360	—	23,976	(16,346)	123,249

Operating loss	(14,040)	(23,152)	(58,871)	—	(23,765)	—	(119,828)

Other income (expense):
Interest expense, net	(7,547)	(2,042)	(950)	—	(434)	—	(10,973)
Interest income	2,194	9,125	5,446	244	850	—	17,859
Equity in loss from subsidiaries	(89,554)	(3,884)	(53,846)	—	—	147,284	—

Other income, net	(94,907)	3,199	(49,350)	244	416	147,284	6,886

Minority interest	—	—	—	—	—	3,995	3,995

Net loss accumulated during the development stage	$(108,947)	$(19,953)	$(108,221)	$244	$(23,349)	$151,279	$(108,947)

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2003

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(48,892)	$(15,973)	$(37,760)	$244	$(17,199)	$70,688	$(48,892)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization.	20	174	5,549	—	—	—	5,743
Minority interest	—	—	—	—	—	(3,129)	(3,129)
Amortization of deferred compensation	3,327	—	—	—	—	—	3,327
Amortization of deferred financing costs	363	12,508	—	—	—	—	12,871
(Gain)/Loss on sale of fixed assets	—	—	(4)	—	—	—	(4)
Equity in loss from subsidiaries	38,623	643	28,293	—	—	(67,559)	—
Increase (decrease) in cash from changes in:
Receivables, net	(36)	2	139	—	1	—	106
Inventories and prepaid expenses	140	(154)	(165)	—	(4)	—	(183)
Accounts payable and accrued expenses	8,111	(591)	166	—	701	—	8,387

Total adjustments	50,548	12,582	33,978	—	698	(70,688)	27,118

Net cash provided by (used in) operating activities	1,656	(3,391)	(3,782)	244	(16,501)	—	(21,774)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(432)	(408,882)	(222)	—	(5,453)	—	(414,989)
Restricted cash and Investments	—	436,785	—	(44,268)	(72)		392,445
Investment in subsidiaries	(44,024)	—	—	—	—	44,024	—
Other assets	—	(4,353)	(5,587)	—	(24)	—	(9,964)
Intercompany balances	6,089	(9,431)	3,475	—	(133)	—	—
Proceeds from sale of equipment	—	—	6	—	—	—	6

Net cash used in investing activities	(38,367)	14,119	(2,328)	(44,268)	(5,682)	44,024	(32,502)

Cash flows from financing activities:
Equity contributions	45,000	—	—	44,024	—	(44,024)	45,000
Exercise of stock options	83	—	—	—	—	—	83
Third party fees	(204)	—	—	—	—	—	(204)
Proceeds from issuance of long-term debt	250,000	—	—	—	—	—	250,000
Principal payments of long-term debt	—	—	(38)	—	—	—	(38)
of related party loan	(8,657)	—	—	—	—	—	(8,657)

Net cash provided by financing activities	286,222	—	(38)	44,024	—	(44,024)	286,184

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	249,511	10,728	(6,148)	—	(22,183)	—	231,908
Balance, beginning of period	79,234	7,508	(1,178)	—	24,080	—	109,644

Balance, end of period	$328,745	$18,236	$(7,326)	$—	$1,897	$—	$341,552

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(31,713)	$(4,833)	$(35,734)	$(5,423)	$45,990	$(31,713)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	9	8,480	445	—	8,934
Minority interest	—	—	—	—	(866)	(866)
Amortization of deferred compensation	134	—	—	—	—	134
(Gain)/Loss on sale of fixed assets	—	—	(90)	69	—	(21)
Equity in loss from subsidiaries	26,604	953	17,567	—	(45,124)	—
Incidental operations	—	—	1,971	—	—	1,971
Increase (decrease) in cash from changes in:
Receivables, net	—	(11)	361	—	—	350
Inventories and prepaid expenses	(344)	(94)	(426)	(54)	—	(918)
Accounts payable and accrued expenses	195	11,554	(239)	93	—	11,603

Total adjustments	26,589	12,411	27,624	553	(45,990)	21,187

Net cash used in operating activities	(5,124)	7,578	(8,110)	(4,870)	—	(10,526)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(31,693)	(34,133)	(251)		(66,077)
Restricted cash and Investments	—	(742,105)		(50,248)		(792,353)
Investment in subsidiaries	(597,294)	(11,926)	(551,867)	—	1,161,087	—
Other assets	—	(5,347)	1,792	—	(18)	(3,573)
Intercompany balances	(379,758)	234,376	103,877	41,505	—	—
Proceeds from sale of equipment	—	—	90	7,917	—	8,007

Net cash used in investing activities	(977,052)	(556,695)	(480,241)	(1,077)	1,161,069	(853,996)

Cash flows from financing activities:
Equity contributions	596,120	237,075	476,391	24,977	(1,161,069)	173,494
Proceeds from issuance of common stock	491,844	—	—	—	—	491,844
Third party fees	(26,554)	—	—	—	—	(26,554)
Macau minority contributions	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	—	381,334	—	—	—	381,334
Principal payments of long-term debt	—	—	(28,535)	—	—	(28,535)
Deferred financing costs	—	(61,735)	—	—	—	(61,735)

Net cash provided by financing activities	1,061,410	556,674	447,856	30,027	(1,161,069)	934,898

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79,234	7,557	(40,495)	24,080	—	70,376
Balance, beginning of period	—	(49)	39,317	—	—	39,268

Balance, end of period	$79,234	$7,508	$(1,178)	$24,080	$—	$109,644

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2001

(amounts in thousands)

	Parent	Issuers	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(17,726)	$(1,704)	$(24,700)	$(670)	$27,074	$(17,726)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	—	6,901	1,262	—	8,163
(Gain)/Loss on sale of fixed assets	—	—	394	—	—	394
Equity in loss from subsidiaries	17,726	825	8,523	—	(27,074)	—
Incidental operations	—	—	3,611	—	—	3,611
Increase (decrease) in cash from changes in:
Receivables, net	—	—	484	(7)	—	477
Inventories and prepaid expenses	—	—	(118)	23	—	(95)
Accounts payable and accrued expenses	—	85	466	34	—	585

Total adjustments	17,726	910	20,261	1,312	(27,074)	13,135

Net cash used in operating activities	—	(794)	(4,439)	642	—	(4,591)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(1)	(29,056)	(25)	—	(29,082)
Restricted cash and Investments	—	(500)	(24)	—	—	(524)
Other assets	—	(1,252)	(491)	18	18	(1,707)
Intercompany balances	—	2,498	(11,860)	(655)	10,017	—
Proceeds from sale of equipment	—	—	775	—	—	775

Net cash used in investing activities	—	745	(40,656)	(662)	10,035	(30,538)

Cash flows from financing activities:
Equity contributions	—	—	20,800	—	—	20,800
Third party fee	—	—	(800)	—	—	(800)
Principal payments of long-term debt	—	—	(32)	—	—	(32)

Net cash provided by financing activities	—	—	19,968	—	—	19,968

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	—	(49)	(25,127)	(20)	10,035	(15,161)
Balance, beginning of period	—	—	64,444	20	(10,035)	54,429

Balance, end of period	$—	$(49)	$39,317	$—	$—	$39,268

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2003

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(108,947)	$(19,953)	$(108,221)	$244	$(23,349)	$151,279	$(108,947)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	20	183	24,611	—	2,071	—	26,885
Minority interest	—	—	—	—	—	(3,995)	(3,995)
Amortization of deferred compensation	3,461	—	—	—	—	—	3,461
Amortization of deferred financing costs	363	12,508	—	—	—	—	12,871
(Gain)/Loss on sale of fixed assets	—	—	300	—	69	—	369
Equity in loss from subsidiaries	89,554	3,884	53,846	—	—	(147,284)	—
Incidental operations	—	—	6,780	—	—	—	6,780
Increase (decrease) in cash from changes in:
Receivables, net	(36)	(10)	7,954	—	(5)	—	7,903
Inventories and prepaid expenses	(204)	(247)	(734)	—	(59)	—	(1,244)
Accounts payable and accrued expenses	8,306	11,048	(8,600)	—	835	—	11,589

Total adjustments	101,464	27,366	84,157	—	2,911	(151,279)	64,619

Net cash used in operating activities	(7,483)	7,413	(24,064)	244	(20,438)	—	(44,328)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	—	(270,718)
Capital expenditures, net of construction payables	(432)	(440,577)	(109,018)	—	(15,762)	—	(565,789)
Restricted cash and Investments	—	(305,820)	(23)	(44,268)	(50,321)		(400,432)
Investment in subsidiaries	(637,303)	(15,945)	(551,863)	—	—	1,205,111	—
Other assets	—	(10,952)	(5,585)	—	(6)	—	(16,543)
Intercompany balances	(373,669)	227,443	95,764	—	40,445	10,017	—
Proceeds from sale of equipment	—	—	1,647	—	7,917	—	9,564

Net cash used in investing activities	(1,011,404)	(545,851)	(839,796)	(44,268)	(17,727)	1,215,128	(1,243,918)

Cash flows from financing activities:
Equity contributions	641,120	237,075	977,904	44,024	35,012	(1,215,128)	720,007
Equity distributions	—	—	(110,482)	—	—	—	(110,482)
Exercise of stock options	83	—	—	—	—	—	83
Proceeds from issuance of common stock	491,844	—	—	—	—	—	491,844
Third party fees	(26,758)	—	(10,800)	—	—	—	(37,558)
Macau minority contributions	—	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	250,000	381,334	125,000	—	—	—	756,334
Principal payments of long-term debt	—	—	(153,623)	—	—	—	(153,623)
Deferred financing costs	(8,657)	(61,735)	(1,465)	—	—	—	(71,857)
Proceeds from issuance of related party loan	—	—	100,000	—	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	—	(70,000)

Net cash provided by financing activities	1,347,632	556,674	856,534	44,024	40,062	(1,215,128)	1,629,798

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	328,745	18,236	(7,326)	—	1,897	—	341,552
Balance, beginning of period	—	—	—	—	—	—	—

Balance, end of period	$328,745	$18,236	$(7,326)	$—	$1,897	$—	$341,552

12.    Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2003
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Net revenues	$193	$285	$261	$279	$1,018
Operating loss	(11,316)	(13,535)	(13,274)	(15,210)	(53,335)
Net loss accumulated during the development stage	(9,006)	(12,677)	(14,843)	(12,366)	(48,892)
Basic and diluted loss per share	$(0.12)	$(0.16)	$(0.18)	$(0.15)	$(0.62)

	Year Ended December 31, 2002
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Net revenues	$589	$143	$207	$220	$1,159
Operating loss	(4,886)	(8,517)	(8,683)	(12,314)	(34,400)
Net loss accumulated during the development stage	(4,892)	(7,884)	(8,194)	(10,743)	(31,713)
Basic and diluted loss per share	$(0.12)	$(0.20)	$(0.20)	$(0.16)	$(0.68)

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

WYNN RESORTS, LIMITED

Dated: March 12, 2004	By:	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2004	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	March 12, 2004

/s/ RONALD J. KRAMER Ronald J. Kramer	President and Director	March 12, 2004

/s/ ROBERT J. MILLER Robert J. Miller	Director	March 12, 2004

/s/ JOHN A. MORAN John A. Moran	Director	March 12, 2004

/s/ ALVIN SHOEMAKER Alvin Shoemaker	Director	March 12, 2004

/s/ D. BOONE WAYSON D. Boone Wayson	Director	March 12, 2004

/s/ ELAINE P. WYNN Elaine P. Wynn	Director	March 12, 2004

/s/ STANLEY R. ZAX Stanley R. Zax	Director	March 12, 2004

/s/ ALLEN ZEMAN Allen Zeman	Director	March 12, 2004

/s/ JOHN STRZEMP John Strzemp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2004