Form 10-Q
period 2004-03-31
WYNN RESORTS LTD
filed 2004-05-05
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                 to

Commission File No. 000-50028

WYNN RESORTS, LIMITED

(Exact name of Registrant as specified in its charter)

NEVADA	46-0484987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3131 Las Vegas Boulevard South - Las Vegas, Nevada 89109

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2004
Common stock, $0.01 par value	82,168,484

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003	3

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Three months ended March 31, 2004 and 2003, and the period from inception to March 31, 2004	4

	Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2004 and 2003, and the period from inception to March 31, 2004	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31

Item 6.	Exhibits and Reports on Form 8-K	32

Signature		33

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315,477	$341,552
Restricted cash and investments	75,203	58,312
Receivables, net	44	78
Inventories	584	204
Prepaid expenses	1,769	2,201

Total current assets	393,077	402,347

Restricted cash and investments	163,600	342,120
Property and equipment, net	1,096,455	897,815
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	56,795	59,265
Other assets	18,999	24,376

Total assets	$1,736,326	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42	$41
Accounts and construction payables	54,790	49,754
Accrued interest	23,663	16,813
Accrued compensation and benefits	3,979	3,378
Accrued expenses and other current liabilities	2,246	1,190

Total current liabilities	84,720	71,176

Construction retention	33,724	23,846
Long-term debt	636,252	635,432
Other long-term liabilities	3,111	—

Total liabilities	757,807	730,454

Minority interest	404	1,054

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 81,978,761 shares issued and outstanding	820	820
Additional paid-in capital	1,110,813	1,110,813
Deferred compensation - restricted stock	(8,212)	(9,664)
Accumulated other comprehensive income (loss)	(3,111)	8,793
Deficit accumulated from inception during the development stage	(122,195)	(108,947)

Total stockholders’ equity	978,115	1,001,815

Total liabilities and stockholders’ equity	$1,736,326	$1,733,323

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		From Inception to March 31,
	2004	2003	2004
Revenues:
Airplane	$63	$50	$2,231
Art gallery	70	72	701
Retail	63	69	639
Water	2	2	48

Net revenues	198	193	3,619

Expenses:
Pre-opening costs	14,614	8,957	104,448
Depreciation and amortization	781	2,173	27,666
(Gain) / Loss on sale of assets	(8)	(5)	188
Selling, general and administrative	183	101	1,811
Facility closure expenses	—	—	1,579
Cost of water	6	21	339
Cost of retail sales	36	39	316
Loss from incidental operations	—	114	2,514

Total expenses	15,612	11,400	138,861

Operating loss	(15,414)	(11,207)	(135,242)

Other income (expense):
Interest expense, net	(103)	(1,759)	(11,076)
Interest income	1,619	2,879	19,478

Other income (expense), net	1,516	1,120	8,402

Minority interest	650	1,081	4,645

Net loss accumulated during the development stage	(13,248)	(9,006)	(122,195)
Change in fair value of interest rate swaps	(11,904)	—	(3,111)

Comprehensive loss	$(25,152)	$(9,006)	$(125,306)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.16)	$(0.12)	$(2.28)
Diluted	$(0.16)	$(0.12)	$(2.28)
Weighted average common shares outstanding:
Basic	80,840	77,834	53,644
Diluted	80,840	77,834	53,644

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,		From Inception to March 31, 2004
	2004	2003
Cash flows from operating activities:
Net loss accumulated during the development stage	$(13,248)	$(9,006)	$(122,195)
Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	781	2,173	27,666
Minority interest	(650)	(1,081)	(4,645)
Amortization of deferred compensation	913	586	4,374
Amortization of deferred financing costs	3,301	—	16,172
(Gain) / Loss on sale of assets	—	(5)	369
Incidental operations	147	—	6,927
Increase (decrease) in cash from changes in:
Receivables, net	34	30	7,937
Inventories and prepaid expenses	52	(185)	(1,192)
Accounts payable and accrued expenses	7,752	(1,739)	19,341

Net cash used in operating activities	(918)	(9,227)	(45,246)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(183,360)	(41,555)	(749,149)
Restricted cash and investments	161,629	49,264	(238,803)
Other assets	(3,416)	(712)	(19,959)
Proceeds from sale of equipment	—	5	9,564

Net cash provided by (used in) investing activities	(25,147)	7,002	(1,269,065)

Cash flows from financing activities:
Equity contributions	—	—	720,007
Equity distributions	—	—	(110,482)
Exercise of stock options	—	—	83
Proceeds from issuance of common stock	—	—	491,844
Third party fees	—	—	(37,558)
Macau minority contributions	—	—	5,050
Proceeds from issuance of long-term debt	—	—	756,334
Principal payments of long-term debt	(10)	(9)	(153,633)
Payment of deferred financing costs	—	—	(71,857)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash (used in) provided by financing activities	(10)	(9)	1,629,788

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(26,075)	(2,234)	315,477
Balance, beginning of period	341,552	109,644	—

Balance, end of period	$315,477	$107,410	$315,477

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and consummated an initial public offering on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 (date of inception) as a Nevada limited liability company to acquire land and design, develop and finance Wynn Las Vegas, a new casino resort in Las Vegas, Nevada. In June 2002, Valvino’s majority owned indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau.

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

Basis of Presentation

The Company has spent significant amounts of money in connection with its development activities, primarily for the acquisition of land and other assets and the design, development, financing and construction of Wynn Las Vegas, and in obtaining the concession in Macau, as well as the predevelopment, design, preliminary financing and negotiation of a land lease for the Company’s anticipated casino resort in Macau to be named “Wynn Macau.” The Company has not commenced operations and therefore revenues are minimal. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to March 31, 2004. Management expects these losses to continue and to increase until planned operations have commenced with the opening of Wynn Las Vegas. The acceleration of these costs is expected and was included in the budget for that project.

As a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in both the construction and development phases and in operating casino gaming facilities, including, but not limited to, maintaining compliance with debt covenants, receiving the appropriate permits for particular construction activities, securing state and local gaming licenses for the ownership and operation of Wynn Las Vegas and maintaining ongoing suitability requirements in Nevada and Macau, as well as fulfilling the requirements of Macau’s developing gaming regulatory framework. The completion of the Wynn Las Vegas and Wynn Macau projects is dependent upon compliance with these rules and regulations.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. As of March 31, 2004, direct and indirect subsidiaries of the Company included Valvino, Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Wynn Las Vegas, LLC; Wynn Completion Guarantor, LLC; Wynn Las Vegas Capital Corp.; Wynn Show Performers, LLC; World Travel, LLC; Las Vegas Jet, LLC; Rambas Marketing Company, LLC; Palo, LLC; Toasty, LLC; Worldwide Wynn, LLC; Kevyn, LLC; Desert Inn Water Company, LLC; Desert Inn Improvement Company; Wynn Group Asia, Inc.; Wynn Resorts International, Ltd.; Wynn Resorts (Macau) Holdings, Ltd.; Wynn Resorts (Macau), Limited; and Wynn Macau, S.A.. The Company also has a 50% interest in PW Automotive, LLC, an inactive Delaware limited liability company formed in March 2004 to operate a Ferrari and Maserati dealership at Wynn Las Vegas. All significant intercompany accounts and transactions have been eliminated.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46 (and subsequently revised up through February 2004), Consolidation of Variable Interest Entities (“VIEs”). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, and establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after December 31, 2003. The consolidation requirements apply to older entities in the first period ending after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Certain amounts in the consolidated financial statements for the three months ended March 31, 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the previously reported net loss.

2. Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For all periods presented, the Company has recorded net losses. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at March 31, 2004 because to include them would have been anti-dilutive included 2,038,000 shares under stock options, 1,328,061 shares under non-vested restricted stock grants and 10,869,550 shares under the assumed conversion of the 6% convertible subordinated debentures (the “Debentures”). At March 31, 2003, potentially dilutive securities that were excluded included 1,040,000 shares under stock options and 1,328,061 shares under non-vested restricted stock grants.

3. Employee Stock-Based Compensation

As of March 31, 2004, the Company has a stock-based employee compensation plan to provide stock compensation for directors, officers and key employees. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Period from Inception to March 31, 2004
Net loss as reported	$(13,248)	$(9,006)	$(122,195)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(1,264)	(84)	(3,566)

Proforma net loss	$(14,512)	$(9,090)	$(125,761)

Basic and diluted loss per share:
As reported	$(0.16)	$(0.12)	$(2.28)
Proforma	$(0.18)	$(0.12)	$(2.34)

4. Supplemental Disclosure of Cash Flow Information

Cash paid for interest for the quarters ended March 31, 2004 and 2003, and for the period from inception to March 31, 2004 totaled approximately $16.3 million, $7.3 million and $99.5 million, respectively. Interest capitalized for the quarters ended March 31, 2004 and 2003, and for the period from inception to March 31, 2004 totaled approximately $26.3 million, $19.8 million and $133.4 million, respectively.

Amortization of deferred compensation related to employees dedicated to the construction of Wynn Las Vegas and capitalized into construction in progress for the quarters ended March 31, 2004 and 2003, and for the period from inception to March 31, 2004 totaled approximately $539,000, $539,000, and $2.8 million, respectively.

The decrease in the fair value of interest rate swaps accounted for as cash flow hedges for the quarters ended March 31, 2004 and 2003, and for the period from inception to March 31, 2004 totaled approximately $11.9 million, $0 and $3.1 million, respectively.

Equipment purchases financed by debt totaled $0, $0 and $28.5 million for the quarters ended March 31, 2004 and 2003, and the period from inception to March 31, 2004, respectively.

Advances and loans converted to contributed capital amounted to $0, $0 and $32.8 million for the quarters ended March 31, 2004 and 2003, and the period from inception to March 31, 2004, respectively.

During the period from inception to March 31, 2004, the Company acquired the Desert Inn Water Company, LLC and $6.4 million of receivables originally recorded as due from a related party on the balance sheet were reclassified as water rights owned by the Company. No such amounts were recorded during the quarters ended March 31, 2004 and 2003.

During the period from inception to March 31, 2004, the Company reduced the recorded amount of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Desert Inn Resort & Casino purchase in June 2000. No such amounts were recorded during the quarters ended March 31, 2004 and 2003.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Related Party Transactions

Prior to August 2002, the Company periodically incurred costs on behalf of Mr. Wynn and certain other officers of the Company, including costs with respect to personal use of the corporate aircraft. These balances were settled at regular intervals, usually monthly. The last outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn and other officers have deposits with the Company to pay any such items. These deposits are replenished on an ongoing basis as needed. At March 31, 2004 and December 31, 2003, the Company’s net liability to Mr. Wynn and other officers was approximately $94,000 and $60,000, respectively.

The Company operates an art gallery and originally leased The Wynn Collection from Mr. and Mrs. Wynn at a monthly rate equal to the gross revenue received by the gallery each month, less direct expenses, subject to a monthly cap. In August 2002, the lease terms were amended to reduce the rental paid to Mr. and Mrs. Wynn to one-half of the net revenue, if any, of the gallery. Under the August 2002 amendment Mr. and Mrs. Wynn were required to reimburse the Company for the gallery’s net losses. For the period from inception to May 31, 2003, the gallery incurred approximately $103,293 of net losses that were reimbursed by Mr. and Mrs. Wynn and, accordingly, the Company did not make any lease payments during this period.

Effective June 1, 2003, the lease terms were further amended. Under the terms of the June 1, 2003 amendment, Mr. and Mrs. Wynn agreed to lease The Wynn Collection to the Company for an annual fee of $1, and the Company is entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company is responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. The Company incurred a net loss of approximately $141,000 from the operation of the art gallery for the period from June 1, 2003 through December 31, 2003 and approximately $87,000 for the quarter ended March 31, 2004. Principally because of the increased cost of insurance, the Company anticipates that the gallery will continue to operate at a loss until its closure in May 2004. The Company intends to open an art gallery as part of Wynn Las Vegas in April 2005.

During the quarters ended March 31, 2004 and 2003, through February 29, 2004, the Company leased office space in Macau from a minority shareholder of Wynn Macau, S.A. on a month-to-month basis for approximately $5,500 per month. During the quarter ended March 31, 2004, the Company leased an automobile in Macau from an agency owned by a minority investor in Wynn Macau S.A. for approximately $1,100 per month. In addition, the Company rents automobiles in Macau on a daily basis, as needed from this same agency. Furthermore, during the quarter ended March 31, 2004, the Company leased two apartments in Macau from another investor in Wynn Macau S.A. on a month-to-month basis for a total of approximately $3,500 per month. These leases and rentals were at fair market value.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Property and Equipment

Property and equipment as of March 31, 2004 and December 31, 2003, consist of the following (amounts in thousands):

	March 31, 2004	December 31, 2003
Land	$311,312	$288,422
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Airplane	38,000	38,000
Furniture, fixtures and equipment	7,032	6,455
Construction in progress	746,943	570,988

	1,120,207	920,785
Less: accumulated depreciation	(23,752)	(22,970)

	$1,096,455	$897,815

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas project.

7. Long-Term Debt

Long-term debt as of March 31, 2004 and December 31, 2003, consists of the following (amounts in thousands):

	March 31, 2004	December 31, 2003
12% Second Mortgage Notes, net of original issue discount of approximately $21.9 million and $22.8 million, respectively due November 1, 2010; effective interest at approximately 12.9%	$348,051	$347,220
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
$188.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.2%)	38,000	38,000
Note payable - Land Parcel; at 8%	243	253

	636,294	635,473
Current portion of long-term debt	(42)	(41)

	$636,252	$635,432

The Company seeks to manage the interest rate risk associated with its variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company’s interest rate swaps have been designated as cash flow hedges in accordance SFAS No. 133. As of March 31, 2004 and December 31, 2003, the Company recorded approximately $3.1 million in other long-term liabilities and $8.8 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. The decrease in fair value of $11.9 million recorded as a component of comprehensive loss at March 31, 2004, was primarily due to lower short-term interest rates at March 31, 2004, compared to those rates at December 31, 2003. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

8. Commitments and Contingencies

Construction Contracts

Wynn Las Vegas’s total project budget as of March 31, 2004, including a recently approved amendment of $32 million, was approximately $2.5 billion, including the cost of approximately 217 acres of land, costs of design and construction, capitalized interest, pre-opening expenses and financing fees. At March 31, 2004, the Company had various contractual commitments for developing, constructing and equipping Wynn Las Vegas totaling approximately $2.1 billion of which approximately $1.3 billion has been funded. Included in the $2.1 billion of contractual commitments are guaranteed maximum price contracts with the three prime contractors for the construction of the hotel and casino for approximately $934.8 million, construction of the Wynn Las Vegas golf course for approximately $16.5 million and construction of the parking garage for approximately $9.9 million. The parking structure is substantially complete and is currently used for parking by construction personnel.

Macau

Wynn Macau, S.A. has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest 4 billion patacas (approximately US $498.1 million as of March 31, 2004) in one or more casino projects in Macau by June 2009, and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

Wynn Macau, S.A., has total assets, which are held in Macau, of approximately $8.9 million (including approximately $6.8 million of design and development work included in construction in progress), total liabilities of approximately $6.6 million and a total equity of approximately $2.3 million (including an inception to date net loss of approximately $26.5 million) at March 31, 2004.

The Company is continuing work on the design of Wynn Macau, as well as the efforts to lease the land and obtain the financing to be used for the resort. The Company has not yet finalized the budget for Wynn Macau’s construction and development. Wynn Resorts has invested approximately $23.8 million through March 31, 2004 and, in addition, in January 2004, Wynn Resorts loaned Wynn Macau, S.A. $5 million, bearing interest at 6.25% and currently payable on demand. The Company intends to invest additional capital in Wynn Macau, S.A. to enable Wynn Macau, S.A. to finalize the land lease contract in Macau and continue to fund the design and development efforts. While the Company has additional capital available from a portion of the net proceeds received from the initial public offering of its common stock (including the over-allotment option exercise), the Company intends to use the net proceeds from the offering of the Debentures to help finance Wynn Macau (as well as for general corporate purposes, including possibly financing potential future acquisitions or other investments). The minority investors in Wynn Macau S.A. are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wynn Macau, S.A. will not finalize any lease for land for any casino or begin construction of any casino in Macau, other than preparatory construction work, until a number of objectives and conditions are met, including obtaining sufficient financing to commence construction of Wynn Macau and obtaining the ability to extend credit to gaming customers and to enforce gaming debts in Macau. Wynn Macau, S.A. also does not intend to commence casino operations until it is able to obtain certain relief related to Macau tax regulations. In February 2004, the necessary legislative and regulatory changes with respect to obtaining the ability to extend credit and enforcing gaming debts in Macau were introduced in the Macau Legislative Assembly and were subsequently referred to Committee. The Company cannot ensure that the introduced legislative and regulatory changes will be enacted, nor can it ensure that it will be able to obtain the relief related to Macau’s tax regulations.

Wynn Macau, S.A. has also obtained the services of architects and designers under contracts totaling approximately $6.6 million, has begun discussions to arrange the additional financing that would be required to complete Wynn Macau, and is considering different alternatives, including debt financing or additional equity financing at the Wynn Macau, S.A. level or at the level of Wynn Macau S.A.’s direct or indirect parent companies other than Wynn Resorts. At the present time, Wynn Macau, S.A. has not determined the amount of financing that will be required. Wynn Macau, S.A. currently has not received any commitments relating to financing from any third party. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to Wynn Las Vegas.

Wynn Macau, S.A. is required under the Macau concession agreement to obtain a 700 million pataca (approximately US $87.2 million as of March 31, 2004) bank guarantee for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $37.4 million as of March 31, 2004) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau, S.A. currently has an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount, which will be replaced by another guarantee suitable under the concession agreement when Wynn Macau, S.A. commences construction of its first casino resort. Wynn Macau, S.A. currently pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau, S.A.’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Leases and Other Retail Agreements

The Company has entered into leases for five retail outlets, license and distribution agreements for three additional retail outlets, and joint venture agreements for the operation of three other retail outlets. Each of these retail outlets will be open concurrent with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas has provided some of the retail tenants an allowance for improvements as part of the lease arrangements. These improvement allowances are included in the budgeted costs to construct Wynn Las Vegas.

Entertainment Services

The Company has entered into long-term agreements with a creative production company and its affiliated production services company for the licensing, creation, development and executive production of the water-based production show at Wynn Las Vegas, whereby the Company is required to pay certain up-front creation

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and licensing fees, pay production costs and, upon opening of the production, pay a royalty of 10% of net ticket revenues and retail sales and 50% of the show and retail profits to the production company as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the show, which will coincide with the opening of Wynn Las Vegas, with one five-year renewal option.

The Company also has an option with the same production and services companies for the development of a second production for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1 million and any additional project will require additional funds to develop.

At March 31, 2004 and December 31, 2003, other assets include $11.1 million and $8.7 million respectively, of amounts paid for creation and development costs in conjunction with the agreement.

Self-insurance

The Company’s domestic subsidiaries are self-insured for medical and workers’ compensation up to a maximum of $40,000 per year for each insured person under the medical plan and $350,000 for each workers’ compensation claim. Amounts in excess of these thresholds are covered by the Company’s insurance programs.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company is occasionally a party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

The Company was involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Based on the February 23, 2004 settlement reached with the plaintiffs, all actions relating to the litigation were dismissed with prejudice on or prior to April 15, 2004. As part of the settlement, in March 2004, the Company purchased the ten remaining residential lots which Valvino had not previously purchased for approximately $23 million from its existing cash.

9. Subsequent Events

Wynn Las Vegas Project

As of March 31, 2004, the Wynn Las Vegas project budget was increased by $32 million in anticipation of certain scope changes and future expansion and development. In April 2004, the Wynn Las Vegas project budget was further increased by $166 million. The changes to the project budget, which are intended to improve and enhance Wynn Las Vegas and allow for future expansion and development, include:

•	constructing 18 fairway villa suites adjacent to the golf course in addition to the 18 previously planned;

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	various improvements and refinements to the design of Wynn Las Vegas;

•	expanding the parking facilities for Wynn Las Vegas;

•	demolishing the remaining structures of the former Desert Inn to prepare for the future development of an additional hotel and casino tower and related amenities on the site; and

•	enhancements to the water-based production show and construction of an additional showroom (scheduled to be opened in the latter part of 2005, subsequent to the opening of Wynn Las Vegas).

The combined cost of these items is approximately $198 million including interest and all financing fees, bringing the total budget for Wynn Las Vegas to approximately $2.6 billion. All of these improvements, other than the additional showroom, are expected to be completed by the April 2005 opening of Wynn Las Vegas. To finance these additional costs, on May 3, 2004, Bora Bora, LLC (a wholly-owned subsidiary of the Company formed on April 14, 2004) borrowed approximately $143 million under a loan agreement bearing interest at LIBOR plus 5.5% and secured by the approximately 20 acres of land that was recently released from restrictions by the lenders under the Company’s debt facilities, upon which the Desert Inn structures currently stand. The remaining $55 million of the additional budgeted costs, including the approximately $23 million expended to acquire the ten remaining residential lots by the golf course, has been funded from existing cash. Further expansion of Wynn Las Vegas, including an additional hotel and casino tower and related amenities, remains subject to the design and budgeting processes, as well as the Company’s ability to obtain suitable additional financing.

Land Purchase

In April 2004, the Company made a $5 million refundable deposit on the proposed purchase of certain land and buildings located adjacent to Wynn Las Vegas for the future development of additional employee parking facilities. The proposed purchase price of $45 million is subject to a due diligence process expected to be completed by the end of the second quarter of 2004.

10. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Las Vegas, LLC and Wynn Capital (the “Notes Issuers”) as the issuers of the 12% Second Mortgage Notes, the Notes Guarantors (other than Wynn Resorts), Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of March 31, 2004 and December 31, 2003, for the three-month periods ended March 31, 2004 and 2003 and for the period from inception to March 31, 2004.

Guarantors of the Notes (other than Wynn Resorts) are Valvino, Wynn Design & Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, World Travel, LLC and Las Vegas Jet, LLC. Wynn Resorts Funding, LLC is a guarantor of the Debentures but not of the Notes. Wynn Group Asia, Inc. and all of its subsidiaries; Wynn Completion Guarantor, LLC; Desert Inn Improvement Company; Rambas Marketing, LLC; Worldwide Wynn, LLC; Toasty, LLC, Wynn Show Performers, LLC, and Kevyn, LLC are not guarantors of the Notes. In October 2002, Valvino transferred certain of its assets, including its equity interests in certain of its subsidiaries which do not guarantee the Notes, to Wynn Resorts. In addition, Valvino transferred certain of its assets, including its equity interests in Las Vegas Jet, LLC and World Travel, LLC directly to Wynn

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Las Vegas. Because these transfers were between entities under common control, in accordance with SFAS No. 141, “Business Combinations,” the assets and liabilities of the entities acquired have been recorded by the acquiring subsidiary at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented. The Parent records the investment in its respective subsidiaries based on the equity method of accounting. Elimination of the Parent’s investment is included in the “Eliminations” column.

The following condensed consolidating financial statements are presented in the provided form because: (i) the Notes Issuers and Guarantors and the Convertible Debentures Guarantor are wholly owned subsidiaries of the Company; (ii) the guarantees are considered to be full and unconditional, that is, if the Parent or the Notes Issuers fail to make a scheduled payment, the Notes Guarantors or the Convertible Debentures Guarantor, as applicable; are obligated to make the scheduled payment immediately and, if they do not, any holder of the Notes or Debentures may immediately bring suit directly against these Guarantors for payment of all amounts due and payable; and (iii) the guarantees are joint and several.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$302,540	$14,959	$(4,150)	$—	$2,128	$—	$315,477
Restricted cash and investments	—	75,203	—	—	—	—	75,203
Receivables, net	—	—	44	—	—	—	44
Inventories	—	413	171	—	—	—	584
Prepaid expenses	208	319	1,180	—	62	—	1,769

Total current assets	302,748	90,894	(2,755)	—	2,190	—	393,077
Restricted cash and investments	—	76,637	23	36,884	50,056	—	163,600
Property and equipment, net	392	903,028	186,196	—	6,839	—	1,096,455
Water rights	—	256	6,144	—	—	—	6,400
Trademark	—	1,000	—	—	—	—	1,000
Deferred financing costs	8,114	48,681	—	—	—	—	56,795
Investment in subsidiaries	526,484	8,000	466,879	—	—	(1,001,363)	—
Other assets	500	13,551	4,937	—	11	—	18,999
Intercompany balances	394,132	(527,053)	180,883	7,504	(55,466)	—	—

Total assets	$1,232,370	$614,994	$842,307	$44,388	$3,630	$(1,001,363)	$1,736,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$42	$—	$—	$—	$42
Accounts and construction payable	—	117	54,665	—	8	—	54,790
Accrued interest	3,125	20,538	—	—	—	—	23,663
Accrued compensation and benefits	1,028	1,588	1,110	—	253	—	3,979
Accrued expenses and other	102	368	1,371	—	405	—	2,246

Total current liabilities	4,255	22,611	57,188	—	666	—	84,720
Construction retention	—	—	33,724	—	—	—	33,724
Long-term debt	250,000	386,051	201	—	—	—	636,252
Other long-term liabilities	—	3,111	—	—	—	—	3,111

Total liabilities	254,255	411,773	91,113	—	666	—	757,807

Minority interest	—	—	—	—	—	404	404

Commitments and contingencies
Stockholders’ equity:
Common stock	820	—	—	—	18	(18)	820
Additional paid-in capital	1,110,813	237,075	893,989	44,024	30,027	(1,205,115)	1,110,813
Deferred compensation - restricted stock	(8,212)	—	(9,454)	—	—	9,454	(8,212)
Accumulated other comprehensive loss	(3,111)	(3,111)	(6,221)	—	—	9,332	(3,111)
Deficit accumulated from inception during the development stage	(122,195)	(30,743)	(127,120)	364	(27,081)	184,580	(122,195)

Total stockholders’ equity	978,115	203,221	751,194	44,388	2,964	(1,001,767)	978,115

Total liabilities and stockholders’ equity	$1,232,370	$614,994	$842,307	$44,388	$3,630	$(1,001,363)	$1,736,326

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2003

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$328,745	$18,236	$(7,326)	$—	$1,897	$—	$341,552
Restricted cash and investments	—	58,312	—	—	—	—	58,312
Receivables, net	36	10	27	—	5	—	78
Inventories	—	—	204	—	—	—	204
Prepaid expenses	204	247	1,691	—	59	—	2,201

Total current assets	328,985	76,805	(5,404)	—	1,961	—	402,347
Restricted cash and investments	—	247,508	23	44,268	50,321	—	342,120
Property and equipment, net	410	728,663	162,983	—	5,759	—	897,815
Water rights	—	256	6,144	—	—	—	6,400
Trademark	—	1,000	—	—	—	—	1,000
Deferred financing costs	8,294	50,971	—	—	—	—	59,265
Investment in subsidiaries	548,763	8,041	503,809	—	—	(1,060,613)	—
Other assets	—	18,745	5,607	—	24	—	24,376
Intercompany balances	373,669	(513,826)	190,691	—	(50,534)	—	—

Total assets	$1,260,121	$618,163	$863,853	$44,268	$7,531	$(1,060,613)	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$41	$—	$—	$—	$41
Accounts and construction payable	—	562	48,874	—	318	—	49,754
Accrued interest	7,375	9,438	—	—	—	—	16,813
Accrued compensation and benefits	912	875	1,082	—	509	—	3,378
Accrued expenses and other	19	173	990	—	8	—	1,190

Total current liabilities	8,306	11,048	50,987	—	835	—	71,176
Construction retention	—	—	23,846	—	—	—	23,846
Long-term debt	250,000	385,220	212	—	—	—	635,432

Total liabilities	258,306	396,268	75,045	—	835	—	730,454

Minority interest	—	—	—	—	—	1,054	1,054

Commitments and contingencies
Stockholders’ equity:
Common stock	820	—	—	—	18	(18)	820
Additional paid-in capital	1,110,813	237,075	893,989	44,024	30,027	(1,205,115)	1,110,813
Deferred compensation - restricted stock	(9,664)	—	(10,531)	—	—	10,531	(9,664)
Accumulated other comprehensive income	8,793	8,793	17,585	—	—	(26,378)	8,793
Deficit accumulated from inception during the development stage	(108,947)	(23,973)	(112,235)	244	(23,349)	159,313	(108,947)

Total stockholders’ equity	1,001,815	221,895	788,808	44,268	6,696	(1,061,667)	1,001,815

Total liabilities and stockholders’ equity	$1,260,121	$618,163	$863,853	$44,268	$7,531	$(1,060,613)	$1,733,323

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$973	$—	$—	$(910)	$63
Art gallery	—	—	70	—	—	—	70
Retail	—	—	63	—	—	—	63
Royalty	1,500	—	—	—	—	(1,500)	—
Water	—	—	—	—	8	(6)	2

Net revenues	1,500	—	1,106	—	8	(2,416)	198

Expenses:
Pre-opening costs	4,533	7,119	1,567	—	2,278	(883)	14,614
Depreciation and amortization	19	159	603	—	—	—	781
(Gain) / Loss on sale of assets	—	—	(8)	—	—	—	(8)
Selling, general and administrative	3	—	215	—	1,495	(1,530)	183
Cost of water	—	—	3	—	6	(3)	6
Cost of retail sales	—	—	36	—	—	—	36
Loss from incidental operations	—	87	(87)	—	—	—	—

Total expenses	4,555	7,365	2,329	—	3,779	(2,416)	15,612

Operating loss	(3,055)	(7,365)	(1,223)	—	(3,771)	—	(15,414)

Other income (expense):
Interest expense, net	—	—	—	—	(103)	—	(103)
Interest income	721	636	—	120	142	—	1,619
Equity in loss from subsidiaries.	(10,914)	(41)	(13,662)	—	—	24,617	—

Other income (expense), net	(10,193)	595	(13,662)	120	39	24,617	1,516

Minority interest	—	—	—	—	—	650	650

Net loss accumulated during the development stage	$(13,248)	$(6,770)	$(14,885)	$120	$(3,732)	$25,267	$(13,248)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$873	$—	$(823)	$50
Art gallery	—	—	72	—	—	72
Retail	—	—	69	—	—	69
Royalty	4,567	—	—	—	(4,567)	—
Water	—	—	—	17	(15)	2

Net revenues	4,567	—	1,014	17	(5,405)	193

Expenses:
Pre-opening costs	3,632	2,922	1,692	1,507	(796)	8,957
Depreciation and amortization	—	10	2,163	—	—	2,173
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Selling, general and administrative	—	—	131	4,567	(4,597)	101
Cost of water	—	—	12	21	(12)	21
Cost of retail sales	—	—	39	—	—	39
Loss from incidental operations	—	76	38	—	—	114

Total expenses	3,632	3,008	4,070	6,095	(5,405)	11,400

Operating income (loss)	935	(3,008)	(3,056)	(6,078)	—	(11,207)

Other income (expense):
Interest expense, net	—	(1,644)	(6)	(109)	—	(1,759)
Interest income	247	2,458	—	174	—	2,879
Equity in loss from subsidiaries.	(10,188)	(246)	(4,929)	—	15,363	—

Other income (expense), net	(9,941)	568	(4,935)	65	15,363	1,120

Minority interest	—	—	—	—	1,081	1,081

Net loss accumulated during the development stage	$(9,006)	$(2,440)	$(7,991)	$(6,013)	$16,444	$(9,006)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO MARCH 31, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$10,255	$—	$—	$(8,024)	$2,231
Art gallery	—	—	701	—	—	—	701
Retail	—	—	639	—	—	—	639
Royalty	10,567	—	—	—	—	(10,567)	—
Water	—	—	—	—	219	(171)	48

Net revenues	10,567	—	11,595	—	219	(18,762)	3,619

Expenses:
Pre-opening costs	27,620	29,570	40,531	—	14,495	(7,768)	104,448
Depreciation and amortization	39	342	25,213	—	2,072	—	27,666
(Gain) / Loss on sale of assets	—	—	119	—	69	—	188
Selling, general and administrative	3	—	1,712	—	10,953	(10,857)	1,811
Facility closure expenses	—	—	1,579	—	—	—	1,579
Cost of water	—	—	310	—	166	(137)	339
Cost of retail sales	—	—	316	—	—	—	316
Loss from incidental operations	—	605	1,909	—	—	—	2,514

Total expenses	27,662	30,517	71,689	—	27,755	(18,762)	138,861

Operating loss	(17,095)	(30,517)	(60,094)	—	(27,536)	—	(135,242)

Other income (expense):
Interest expense, net	(3,532)	(6,062)	(945)	—	(537)	—	(11,076)
Interest income	2,915	9,761	5,446	364	992	—	19,478
Equity in loss from subsidiaries.	(104,483)	(3,925)	(71,527)	—	—	179,935	—

Other income (expense), net	(105,100)	(226)	(67,026)	364	455	179,935	8,402

Minority interest	—	—	—	—	—	4,645	4,645

Net loss accumulated during the development stage	$(122,195)	$(30,743)	$(127,120)	$364	$(27,081)	$184,580	$(122,195)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(13,248)	$(6,770)	$(14,885)	$120	$(3,732)	$25,267	$(13,248)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities
Depreciation and amortization	19	159	603	—	—	—	781
Minority interest	—	—	—	—	—	(650)	(650)
Amortization of deferred compensation	913	—	—	—	—	—	913
Amortization of deferred financing costs	180	3,121	—	—	—	—	3,301
(Gain) / Loss on sale of assets	—	—	—	—	—	—	—
Equity in loss in subsidiaries	10,914	41	13,662	—	—	(24,617)	—
Incidental operations	—	—	147	—	—	—	147
Increase (decrease) in cash from changes in:
Receivables, net	36	10	(17)	—	5	—	34
Inventories and prepaid expenses	(5)	(485)	545	—	(3)	—	52
Accounts payable and accrued expenses	(4,051)	11,563	409	—	(169)	—	7,752

Net cash provided by (used in) operating activities	(5,242)	7,639	464	120	(3,899)	—	(918)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	(158,316)	(23,964)	—	(1,080)	—	(183,360)
Restricted cash and investments	—	153,980	—	7,384	265	—	161,629
Investment in subsidiaries	—	—	—	—	—	—	—
Other assets	(500)	(3,599)	670	—	13	—	(3,416)
Intercompany balances	(20,463)	(2,981)	26,016	(7,504)	4,932	—	—
Proceeds from sale of equipment	—	—	—	—	—	—	—

Net cash provided by (used in) investing activities	(20,963)	(10,916)	2,722	(120)	4,130	—	(25,147)

Cash flows from financing activities:
Principal payments of long-term debt	—	—	(10)	—	—	—	(10)

Net cash provided by financing activities	—	—	(10)	—	—	—	(10)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(26,205)	(3,277)	3,176	—	231	—	(26,075)
Balance, beginning of period	328,745	18,236	(7,326)	—	1,897	—	341,552

Balance, end of period	$302,540	$14,959	$(4,150)	$—	$2,128	$—	$315,477

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(9,006)	$(2,440)	$(7,991)	$(6,013)	$16,444	$(9,006)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	—	10	2,163	—	—	2,173
Minority interest	—	—	—	—	(1,081)	(1,081)
Amortization of deferred compensation	586	—	—	—	—	586
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Equity in loss in subsidiaries	10,188	246	4,929	—	(15,363)	—
Increase (decrease) in cash from changes in:
Receivables, net	—	12	16	2	—	30
Inventories and prepaid expenses	(273)	(58)	146	—	—	(185)
Accounts payable and accrued expenses	220	(2,441)	218	264	—	(1,739)

Net cash provided by (used in) operating activities	1,715	(4,671)	(524)	(5,747)	—	(9,227)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(80)	(40,220)	(37)	(1,218)	—	(41,555)
Restricted cash and investments	—	49,436	—	(172)	—	49,264
Other assets	—	(625)	13	(100)	—	(712)
Intercompany balances	(1,334)	(4,111)	303	5,142	—	—
Proceeds from sale of equipment	—	—	5	—	—	5

Net cash used in investing activities	(1,414)	4,480	284	3,652	—	7,002

Cash flows from financing activities:
Principal payments of long-term debt	—	—	(9)	—	—	(9)

Net cash provided by financing activities	—	—	(9)	—	—	(9)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	301	(191)	(249)	(2,095)	—	(2,234)
Balance, beginning of period	79,234	7,508	(1,178)	24,080	—	109,644

Balance, end of period	$79,535	$7,317	$(1,427)	$21,985	$—	$107,410

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO MARCH 31, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(122,195)	$(30,743)	$(127,120)	$364	$(27,081)	$184,580	$(122,195)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	39	342	25,214	—	2,071	—	27,666
Minority interest	—	—	—	—	—	(4,645)	(4,645)
Amortization of deferred compensation	4,374	—	—	—	—	—	4,374
Amortization of deferred financing costs	543	15,629	—	—	—	—	16,172
(Gain) / Loss on sale of assets	—	—	300	—	69	—	369
Equity in loss in subsidiaries	104,483	3,925	71,527	—	—	(179,935)	—
Incidental operations	—	—	6,927	—	—	—	6,927
Increase (decrease) in cash from changes in:
Receivables, net	—	—	7,937	—	—	—	7,937
Inventories and prepaid expenses	(209)	(732)	(189)	—	(62)	—	(1,192)
Accounts payable and accrued expenses	4,255	22,611	(8,191)	—	666	—	19,341

Net cash provided by (used in) operating activities	(8,710)	11,032	(23,595)	364	(24,337)	—	(45,246)

Cash flows from investing activities:
Acquisition of Desert Inn Resort & Casino, net of cash acquired	—	—	(270,718)	—	—	—	(270,718)
Capital expenditures, net of construction payables	(432)	(598,893)	(132,982)	—	(16,842)	—	(749,149)
Restricted cash and investments	—	(151,840)	(23)	(36,884)	(50,056)	—	(238,803)
Investment in subsidiaries	(641,318)	(11,925)	(551,868)	—	—	1,205,111	—
Other assets	(500)	(14,551)	(4,915)	—	7	—	(19,959)
Intercompany balances	(394,132)	224,462	121,780	(7,504)	45,377	10,017	—
Proceeds from sale of equipment	—	—	1,647	—	7,917	—	9,564

Net cash used in investing activities	(1,036,382)	(552,747)	(837,079)	(44,388)	(13,597)	1,215,128	(1,269,065)

Cash flows from financing activities:
Equity contributions	641,120	237,075	977,904	44,024	35,012	(1,215,128)	720,007
Equity distributions	—	—	(110,482)	—	—	—	(110,482)
Exercise of stock options	83	—	—	—	—	—	83
Proceeds from issuance of common stock	491,844	—	—	—	—	—	491,844
Third party fees	(26,758)	—	(10,800)	—	—	—	(37,558)
Macau minority contributions	—	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	250,000	381,334	125,000	—	—	—	756,334
Principal payments of long-term debt	—	—	(153,633)	—	—	—	(153,633)
Deferred financing costs	(8,657)	(61,735)	(1,465)	—	—	—	(71,857)
Proceeds from issuance of related party loan	—	—	100,000	—	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	—	(70,000)

Net cash provided by financing activities	1,347,632	556,674	856,524	44,024	40,062	(1,215,128)	1,629,788

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	302,540	14,959	(4,150)	—	2,128	—	315,477
Balance, beginning of period	—	—	—	—	—	—	—

Balance, end of period	$302,540	$14,959	$(4,150)	$—	$2,128	$—	$315,477

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities, including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to competition in the casino/hotel and resorts industry, completion of our Wynn Las Vegas casino resort on time and within budget, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome, may have on the travel and leisure industry and the consequences of the war in the Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

In June 2000, we acquired the assets of Desert Inn Resort & Casino (the “Desert Inn”) in Las Vegas, Nevada, from Starwood Hotels & Resorts Worldwide, Inc. and ceased operations of the Desert Inn after approximately ten weeks. We demolished some of the buildings that constituted the Desert Inn and commenced the development and construction of Wynn Las Vegas, our luxury casino resort expected to open in April 2005. The remaining structures have, to date, been utilized by us for our offices; however, we are currently finalizing plans for the development of the land upon which these structures stand. Our efforts have been devoted principally to the development activities described below with respect to Wynn Las Vegas and to Wynn Macau, our first anticipated casino resort in the Macau Special Administrative Region of the People’s Republic China (“Macau”). In addition, the ownership and operation of a corporate aircraft and the operations of an art gallery displaying works from The Wynn Collection, which consists of artwork from the personal art collection of Stephen A. and Elaine P. Wynn, are included in our consolidated financial statements. Through June 2002, we also operated the golf course located on the Desert Inn site.

Wynn Las Vegas

We are constructing and will operate Wynn Las Vegas a casino resort which, including the new golf course located behind the hotel, will occupy approximately 197 acres of an approximately 217-acre parcel of land on the Las Vegas Strip. Construction of Wynn Las Vegas began with groundbreaking in October 2002 and we expect Wynn Las Vegas to be completed (excluding the second showroom) in April 2005.

Construction of Wynn Las Vegas is currently on schedule and within budget. For the purpose of managing the design, procurement and construction of Wynn Las Vegas, the project is divided into several design and construction components. We have made significant progress towards constructing and developing Wynn Las Vegas:

•	Construction of the 45-story high-rise core and shell is substantially complete. Exterior glass has been installed through the 43rd floor.

•	The public areas, including the casino, are in various stages of construction. Interior framing and drywall installation continues and the central power plant became operational in April 2004.

•	Excavation, foundation, and erection of the steel exterior frame and the pool walls for the Aqua Theater showroom are complete. Completion of the Aqua Theater showroom is expected in the fourth quarter of 2004.

•	The guest parking garage is substantially complete and is currently used for parking by construction personnel.

•	Construction of the fairway villas, consisting of 36 luxury suites, is progressing. The building structure has been completed and progress continues on the interior and exterior framing and drywall installation for the initial 18 villas and the foundation work is under way for the additional 18 villas.

•	Construction of the golf course is proceeding according to schedule, with completion expected prior to the opening of Wynn Las Vegas. Grassing is complete for 13 of the 18 holes. Rough grading and shaping continues for the remaining holes. Work continues on the streams and lakes.

•	Construction of the lake-mountain feature continues. Internal access tunnels for this feature have been substantially completed and equipment housing and elevator columns are under construction.

The Company also has recently acquired the remaining ten residential lots on the former Desert Inn golf course, comprising a total of approximately five acres of land, for approximately $23 million as part of a litigation settlement with the former homeowners.

As of March 31, 2004, the Wynn Las Vegas project budget was increased in anticipation of partial funding for certain of the scope changes and expansion plans discussed in further detail below. This budget amendment increased the total cost of the project by approximately $32 million to a total of approximately $2.5 billion. We have funded approximately $1.3 billion of project costs through March 31, 2004 with equity contributions and debt. Costs as of March 31, 2004 still to be incurred, excluding the additional amendment discussed below, are approximately $1.2 billion. As of March 31, 2004, we had availability under our existing credit agreements and restricted cash available for the project in excess of $1.2 billion.

In April 2004, the Wynn Las Vegas project budget was further increased by $166 million in anticipation of additional scope changes to facilitate future expansion and development. The March and April 2004 changes to the project budget, which are intended to improve and enhance Wynn Las Vegas and allow for future expansion and development, include:

•	constructing 18 fairway villa suites adjacent to the golf course in addition to the 18 previously planned;

•	various improvements and refinements to the design of Wynn Las Vegas;

•	expanding the parking facilities for Wynn Las Vegas;

•	demolishing the remaining structures of the former Desert Inn to prepare for the future development of an additional hotel and casino tower and related amenities on the site; and

•	enhancements to the water-based production show and an additional showroom (scheduled to be opened in the latter part of 2005, subsequent to the opening of Wynn Las Vegas).

The combined cost of these items is approximately $198 million including interest and financing fees, bringing the total budget for Wynn Las Vegas to approximately $2.6 billion. All of these improvements, other than the additional showroom, are expected to be completed by the April 2005 opening of Wynn Las Vegas. To finance these additional costs, on May 3, 2004, Bora Bora, LLC (a wholly-owned subsidiary of the Company formed on April 14, 2004) borrowed approximately $143 million under a loan secured by the approximately 20 acres of land that was recently released from restrictions by the lenders under the Company’s debt facilities, and upon which the Desert Inn structures currently stand. The remaining $55 million of the additional budgeted costs, including the approximately $23 million expended to acquire the ten remaining residential lots by the golf course, has been funded from existing cash. Further expansion of Wynn Las Vegas, including an additional hotel and casino tower and related amenities, remains subject to the design and budgeting processes, as well as the Company’s ability to obtain suitable additional financing.

In addition to the above, in April 2004, the Company made a $5 million refundable deposit on the proposed purchase of certain land and buildings located adjacent to Wynn Las Vegas for the future development of additional employee parking facilities. The proposed purchase price of $45 million is subject to a due diligence process expected to be completed by the end of the second quarter of 2004.

There are significant risks associated with any major construction project, and unexpected developments may occur; therefore, we cannot assure you that the funds available will be sufficient for the construction, development and opening of Wynn Las Vegas or that Wynn Las Vegas will be completed by or will commence operations in April 2005. Wynn Las Vegas also will be required to obtain a state gaming license and county gaming and liquor licenses before it is able to fully commence operations.

Wynn Macau Development

On June 24, 2002, our 82.5% owned subsidiary, Wynn Macau, S.A. entered into a 20-year concession agreement with the government of Macau granting it the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest no less than a total of 4 billion patacas (approximately US $498.1 million as of March 31, 2004) in Macau-related projects by June 2009, and to commence operations of Wynn Macau no later than December 2006. The development of Wynn Macau is subject to a number of uncertainties, including risks associated with doing business in foreign locations and risks associated with Macau’s developing gaming regulatory framework. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

We are continuing to work on the design of Wynn Macau, as well as our efforts to lease the land and obtain the financing to be used for Wynn Macau. We have engaged the services of architects and designers, have selected a prime construction contractor and are in discussions to arrange the additional financing that would be required to complete Wynn Macau, however, we have not yet finalized the budget for its construction and development. Wynn Macau, S.A. will not begin construction of any casino in Macau, other than preparatory construction work, until a number of objectives and conditions are met, including obtaining sufficient financing to commence construction of Wynn Macau and obtaining the ability to extend credit to gaming customers and to enforce gaming debts in Macau. Wynn Macau, S.A. also does not intend to commence casino operations until it is able to obtain certain relief related to Macau’s tax regulations. In February 2004, the legislative and regulatory changes with respect to obtaining the ability to extend credit and enforce gaming debts in Macau were introduced in the Macau Legislative Assembly and were subsequently referred to Committee. Although we expect the legislation to be enacted in the second quarter of 2004, we cannot assure you that such proposed legislative and regulatory changes will be enacted. In addition, we cannot assure you that we will be able to obtain the relief related to Macau’s tax regulations or obtain sufficient financing for the project.

Results of Operations

We have not commenced operations and therefore, revenues are minimal. Consequently, as is customary for a development stage company, we have incurred losses in each period from inception to March 31, 2004. We expect these losses to continue and to increase until planned operations commence with the opening of Wynn Las Vegas. These losses will grow due to increasing pre-opening expenses as the Wynn Las Vegas project nears completion. The acceleration of these costs is expected and was included in the project budget. We do not expect that our operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter.

We intend to continue our operation of the corporate aircraft and recommence our operation of the art gallery (admissions and retail revenues) once our resort operations have begun. We expect that the revenues associated with these businesses will be immaterial compared to the revenues that will be associated with the lodging, gaming, dining, entertainment and retail operations of our casino resorts.

Results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The Company’s development operations resulted in a net loss for the three months ended March 31, 2004, of approximately $13.2 million, a 47% increase over the net loss of approximately $9 million for the three months ended March 31, 2003, due generally to increased development activities, partially offset by decreased depreciation and amortization expense as most buildings, except the parking garage, were fully depreciated in June 2003.

Our minimal revenues for the first quarter of 2004 and 2003 have remained relatively consistent. Total expenses for the three months ended March 31, 2004 increased approximately $4.2 million, or 37%, to $15.6 million, as compared to $11.4 million for the three months ended March 31, 2003, primarily due to an approximately $5.6 million, or 63%, increase in pre-opening costs to $14.6 million for the three months ended March 31, 2004, from $9 million for the three months ended March 31, 2003. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as the development of Wynn Las Vegas, and Wynn Macau pre-development activities, progress.

Other income-net for the three months ended March 31, 2004, increased approximately $400,000 to approximately $1.5 million from $1.1 million for the three months ended March 31, 2003, primarily as a result of an approximately $1.7 million decrease in interest expense, offset by an approximately $1.3 million decrease in interest income. Lower interest income is primarily attributable to the decrease in cash from the net proceeds from equity and debt financing activity as the funds are being expended to construct Wynn Las Vegas, while the interest expense decreased due to increased capitalization of interest expense commensurate with the progress on the construction of Wynn Las Vegas.

Comprehensive loss for the three months ended March 31, 2004 of approximately $11.9 million increased from zero for the three months ended March 31, 2004, due to the change in the fair value of our two interest rate swaps entered into during the second quarter of 2003. We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our interest rate swaps have been designated by us as cash flow hedges in accordance with prevailing accounting regulations. As of March 31, 2004 and December 31, 2003, we recorded approximately $3.1 million in other long-term liabilities and $8.8 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. The decrease in fair value of $11.9 million recorded as a component of comprehensive loss at March 31, 2004, was primarily due to lower short-term interest rates at March 31, 2004, compared to those rates at December 31, 2003. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Expected Capital Resources and Commercial Commitments

At March 31, 2004, the Company had approximately $315.5 million of cash and cash equivalents. In addition, the Company had approximately $238.8 million in restricted cash and investments from the proceeds of its debt and equity financings. This amount is restricted in accordance with agreements governing the Company’s debt facilities, including $80 million restricted for a liquidity reserve and completion guarantee, $44.4 million for one year’s interest on our 12% second mortgage notes (the “Notes”), approximately $36.9 million restricted for the payment of the first three years of interest on our 6% convertible subordinated debentures (the “Debentures”) and approximately $2.5 million in cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

As of March 31, 2004, approximately $1.3 billion of the total Wynn Las Vegas project cost, (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred to fund the design, development and construction, of Wynn Las Vegas. This total spent or incurred was funded primarily from a combination of our cash on hand from contributed capital and proceeds from the initial public offering of the our common stock and our $370 million aggregate principal amount of the Notes. The remaining $1.2 billion of development and construction costs for Wynn Las Vegas and the $198 million of scope changes and planned expansion elements are to be funded from the remaining net proceeds of the Notes and additional borrowings under our other available and expected future debt facilities. Any delays or change orders with respect to the Wynn Las Vegas project could have a material adverse effect on our liquidity and operations. If we do not complete construction of Wynn Las Vegas by September 30, 2005, the lenders under certain of the agreements governing our credit facilities and the holders of the Notes will have the right to accelerate the indebtedness thereunder and exercise other rights and remedies against Wynn Las Vegas and the guarantors of the indebtedness. Any such acceleration would have a material adverse effect on us.

In March 2004, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (the “SEC”) to register a total of $1 billion of our securities, in the form of either common or preferred stock or debt securities, to be issued on a delayed or continuous basis as we determine to be necessary or appropriate for general corporate purposes, including working capital, acquisitions, possible repurchases of our outstanding securities and other business opportunities. The registration statement was declared effective by the SEC on April 20, 2004; however, we have not yet issued any securities, either debt or equity, under this shelf registration statement.

Financing for the Macau Opportunity

We have invested approximately $23.8 million in Wynn Macau, S.A. through March 31, 2004 to date, and, in addition, in January 2004, we loaned $5 million to Wynn Macau, S.A., bearing interest at 6.25% and currently payable on demand. We intend to invest additional capital in Wynn Macau, S.A. to enable it to finalize the land lease contract in Macau and continue to fund the design and development efforts. We have additional capital available from a portion of the net proceeds we received from the initial public offering of our common stock

(including the overallotment option exercises) and from the sale of the Debentures. We intend to use the net proceeds from the sale of the Debentures (excluding $44 million restricted for the payment of the first three years of interest on the Debentures) to help finance Wynn Macau. The minority investors in Wynn Macau are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A.

We have not yet determined the amount or composition of financing that will be required to complete Wynn Macau. If we decide to raise additional equity at the Wynn Resorts level or at the Wynn Macau, S.A. or intermediary holding company level to fund Wynn Macau, our stockholders would suffer direct or indirect dilution of their interests in Wynn Macau. Although discussions are ongoing, Wynn Macau, S.A. currently has not received any commitments relating to financing from any third-party. Except for Wynn Resorts, we do not expect financing for any such project to be provided by or through any of the issuers or guarantors of the Notes or any other indebtedness relating to the Wynn Las Vegas project. After construction of Wynn Macau, we intend to satisfy our remaining financial obligations, if any, under our concession agreement through the development of future phased expansions and, possibly, additional casino resorts.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other international or domestic markets, whether through acquisition, investment or development. Any such development would require us to obtain additional financing. Furthermore, if completion of the Wynn Las Vegas project is delayed, then our debt service obligations accruing prior to the actual opening of Wynn Las Vegas will increase correspondingly, thus requiring additional financing. In addition, we may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on acceptable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as considered necessary. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The amount of outstanding borrowings under the various debt instruments is expected to increase now that the proceeds of the initial public offerings of our common stock and the Notes have largely been used in the construction of Wynn Las Vegas and as the Wynn Macau project evolves. Consistent with our obligation under agreements governing our variable-rate debt facilities to obtain interest rate protection for at least $325 million of borrowings thereunder, in May and June 2003, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on our expected future variable-rate borrowings. The swap notional amounts gradually increase correspondingly with the amounts and timing of our expected borrowings, to a total of $825 million during the period from March 2004 through December 2006.

Our swap instruments have been designated by us as cash flow hedges in accordance with prevailing accounting regulations, and as of March 31, 2004 and December 31, 2003, we recorded approximately $3.1 million in other long-term liabilities and $8.8 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amounts we would pay or receive if these contracts were settled at these dates. The fair value was determined based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the three months ended March 31, 2004, we incurred approximately $26.4 million in interest. Approximately $38 million of our outstanding indebtedness for the quarter was based upon a variable, LIBOR rate plus a premium. As such, a 1% increase in the LIBOR would have increased our interest cost by approximately $95,000.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is occasionally a party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We have spent approximately $1.3 billion of funds in designing, developing, constructing and equipping Wynn Las Vegas, including the purchase of the Desert Inn Resort & Casino and our corporate aircraft. These amounts have been funded, to date, by cash contributions from the members of Valvino, as well as the proceeds of our common stock and Notes offerings. The use of the proceeds of our common stock and Notes offerings are discussed below.

Common Stock Offering Proceeds

In October 2002, we completed the initial public offering of our common stock and concurrently issued the Notes. Of the $465.3 million net proceeds from the initial public offering of our common stock (including the exercise of the over-allotment option) approximately $43.6 million has been retained by us to help finance Wynn Macau and for general corporate purposes and another $80 million was placed into required liquidity reserve and completion guarantee accounts and have not been used to date. The temporary investment of funds from the initial public offering earned approximately $9 million in interest, thus increasing the available funds from the offering of our common stock. All of the available funds from the proceeds of the offering of our common stock, approximately $350.8 million, have been expended or incurred in the design, development and construction of Wynn Las Vegas.

Of the $350.8 million, approximately $142.3 million has been spent or incurred under the terms of the guaranteed maximum price contract with Wynn Las Vegas’ prime construction contractor and another $83.8 million was spent under other contracts or purchase orders for designing, developing, constructing and equipping Wynn Las Vegas or paying pre-opening expenses. In addition, approximately $86 million in transaction fees and expenses has been spent or incurred in obtaining our various other debt facilities and $38.7 million of interest costs have been incurred. We expended all of the proceeds of our common stock offering and began using the proceeds of the offering of the Notes in November 2003.

Notes Proceeds

In October 2002, concurrent with the initial public offering of our common stock, we issued the Notes. We began using the $328.9 million in net proceeds of the Notes, after discount and commissions, in November 2003. Through March 31, 2004, we had expended or incurred approximately $272.8 million and received approximately $15.1 million of interest and other common stock offering proceeds to pay the Notes offering costs. As a result, at March 31, 2004 all but approximately $71.2 million of the Notes proceeds were exhausted. Approximately $44.4 million of the $71.2 million of remaining funds is required to be held for one year’s interest payment on the Notes.

Of the $272.8 million, approximately $167.1 million has been spent or incurred under the terms of the guaranteed maximum price contract with Wynn Las Vegas’ prime construction contractor and another $65.9 million was spent under other contracts or purchase orders for designing, developing, constructing and equipping Wynn Las Vegas or paying pre-opening expenses. In addition, $36.5 million of interest costs and $3.3 million in transaction fees and expenses in obtaining our various other debt facilities, have been incurred. The remaining net proceeds are temporarily invested in government-backed debt securities. In accordance with documents governing our debt facilities, we will first utilize the remaining net proceeds from the Notes before borrowing against the other credit facilities available to us. We expect to exhaust the remaining net proceeds of the Notes before the end of the second quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

*10.1	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of March 31, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.

(b) Reports on Form 8K

The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 5, 2004	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)