Form 10-Q
period 2004-06-30
WYNN RESORTS LTD
filed 2004-08-03
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(702) 770-7000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004
Common stock, $0.01 par value	89,168,484

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$361,009	$341,552
Restricted cash and investments	72,650	58,312
Receivables, net	8	78
Inventories	559	204
Prepaid expenses	1,927	2,201

Total current assets	436,153	402,347

Restricted cash and investments	147,495	342,120
Property and equipment, net	1,392,981	897,815
Aircraft held for sale	33,000	—
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	60,760	59,265
Other assets	50,047	24,376

Total assets	$2,127,836	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$555	$41
Accounts and construction payables	67,328	49,754
Accrued interest	14,966	16,813
Accrued compensation and benefits	4,143	3,378
Accrued expenses and other current liabilities	32,560	1,190

Total current liabilities	119,552	71,176

Construction retention	42,556	23,846
Long-term debt	708,185	635,432
Other long-term liabilities	33,600	—

Total liabilities	903,893	730,454

Minority interest	—	1,054

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 88,978,761 and 82,168,484 shares issued and outstanding	890	820
Additional paid-in capital	1,378,848	1,110,813
Deferred compensation - restricted stock	(6,760)	(9,664)
Accumulated other comprehensive income	15,079	8,793
Deficit accumulated from inception during the development stage	(164,114)	(108,947)

Total stockholders’ equity	1,223,943	1,001,815

Total liabilities and stockholders’ equity	$2,127,836	$1,733,323

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception to June 30, 2004
	2004	2003	2004	2003
Revenues:
Airplane	$44	$123	$107	$173	$2,275
Art gallery	28	80	98	152	729
Retail	29	79	92	148	668
Water	2	3	4	5	50

Total revenue	103	285	301	478	3,722

Expenses:
Pre-opening costs	16,510	11,231	31,123	20,188	120,958
Depreciation and amortization	1,042	2,180	1,824	4,353	28,708
(Gain) / Loss on sale of assets	520	—	512	(5)	708
Selling, general and administrative	109	150	292	251	1,920
Facility closure expenses	—	—	—	—	1,579
Cost of water	7	13	13	34	346
Cost of retail sales	27	35	63	74	343
Loss from incidental operations	—	102	—	216	2,514

Total expenses	18,215	13,711	33,827	25,111	157,076

Operating loss	(18,112)	(13,426)	(33,526)	(24,633)	(153,354)

Other income (expense):
Interest expense, net	(94)	(2,394)	(197)	(4,153)	(11,170)
Interest income	1,511	2,531	3,130	5,410	20,989
Loss on early retirement of debt	(25,628)	—	(25,628)	—	(25,628)

Other income (expense), net	(24,211)	137	(22,695)	1,257	(15,809)

Minority interest	404	612	1,054	1,693	5,049

Net loss accumulated during the development stage	(41,919)	(12,677)	(55,167)	(21,683)	(164,114)
Change in fair value of interest rate swaps	18,190	265	6,286	265	15,079

Comprehensive loss	$(23,729)	$(12,412)	$(48,881)	$(21,418)	$(149,035)

Basic and diluted earnings per common share:
Net income:
Basic	$(0.49)	$(0.16)	$(0.67)	$(0.28)	$(2.96)
Diluted	$(0.49)	$(0.16)	$(0.67)	$(0.28)	$(2.96)
Weighted average common shares outstanding:
Basic	84,687	78,164	82,764	78,000	55,488
Diluted	84,687	78,164	82,764	78,000	55,488

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,		From Inception to June 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss accumulated during the development stage	$(55,167)	$(21,683)	$(164,114)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	1,824	4,353	28,709
Minority interest	(1,054)	(1,693)	(5,049)
Amortization of deferred compensation	1,826	1,500	5,287
Amortization of deferred financing costs	17,426	628	30,297
(Gain) / loss on sale of assets	512	(5)	708
Incidental operations	4,163	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	70	125	7,973
Inventories and prepaid expenses	(81)	(341)	(1,325)
Accounts payable and accrued expenses	2,558	(46)	14,147

Net cash provided used in operating activities	(27,923)	(17,162)	(72,424)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(441,038)	(132,000)	(1,006,827)
Restricted cash and investments	180,287	146,562	(220,145)
Other assets	(14,085)	(1,401)	(30,628)
Proceeds from sale of equipment	38	5	9,775

Net cash provided by (used in) investing activities	(274,798)	13,166	(1,518,543)

Cash flows from financing activities:
Equity contributions	—	—	675,007
Equity distributions	—	—	(110,482)
Exercise of stock options	—	—	83
Proceeds from issuance of common stock	271,250	45,000	808,094
Third party fees	(3,145)	(204)	(40,703)
Macau minority contributions	—	—	5,050
Proceeds from issuance of long-term debt	187,138	—	943,472
Principal payments of long-term debt	(122,481)	(18)	(276,104)
Payment of deferred financing costs	(10,584)	(975)	(82,441)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash provided by financing activities	322,178	43,803	1,951,976

Cash and cash equivalents:
Increase in cash and cash equivalents	19,457	39,807	361,009
Balance, beginning of period	341,552	109,644	—

Balance, end of period	$361,009	$149,451	$361,009

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and consummated an initial public offering on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 (date of inception) as a Nevada limited liability company to acquire land and design, develop and finance Wynn Las Vegas, the Company’s first casino resort in Las Vegas, Nevada. In June 2002, Valvino’s majority owned indirect subsidiary, Wynn Resorts (Macau), S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. Wynn Macau, S.A.’s first casino resort in Macau is hereafter referred to as “Wynn Macau.”

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests in Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. Hereafter, all references to “Wynn Resorts,” or the “Company” refer to Wynn Resorts and its subsidiaries, or Valvino and its subsidiaries, as its predecessor company.

Basis of Presentation

The Company has spent significant amounts of money in connection with its development activities, primarily for the acquisition of land and other assets and the design, financing and construction of Wynn Las Vegas, and in obtaining the concession in Macau, as well as the design, financing and construction of Wynn Macau. The Company has not commenced operations and therefore revenues are minimal. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to June 30, 2004. Management expects these losses to continue and to increase until operations have commenced with the planned opening of Wynn Las Vegas in April 2005. The acceleration of these costs is expected and is included in the project budgets for Wynn Las Vegas and Wynn Macau.

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

The accompanying consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and investments in unconsolidated affiliates which are 50% or less owned, that are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the previously reported net loss accumulated during the development stage.

2. Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For all periods presented, the Company has recorded net losses. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at June 30, 2004 because including them would have been anti-dilutive, included 2,050,500 shares under stock options, 1,328,061 shares under non-vested restricted stock grants and 10,869,550 shares under the assumed conversion of the 6% convertible subordinated debentures (the “Debentures”). At June 30, 2003, potentially dilutive securities that were excluded included 1,285,000 shares under stock options and 1,328,061 shares under non-vested restricted stock grants.

3. Employee Stock-Based Compensation

As of June 30, 2004, the Company had a stock-based employee compensation plan to provide stock compensation for directors, officers, key employees and consultants. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception to June 30 2004
	2004	2003	2004	2003
Net loss as reported	$(41,919)	$(12,677)	$(55,167)	$(21,683)	$(164,114)
Less: total stock-based employee compensation determined under the fair-value based method for all awards	(992)	(233)	(2,256)	(318)	(4,558)

Proforma net loss	$(42,911)	$(12,910)	$(57,423)	$(22,001)	$(168,672)

Basic and diluted loss per share:
As reported	$(0.49)	$(0.16)	$(0.67)	$(0.28)	$(2.96)
Proforma	$(0.51)	$(0.17)	$(0.69)	$(0.28)	$(3.04)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Supplemental Disclosure of Cash Flow Information

Cash paid for interest for the six months ended June 30, 2004 and 2003, and for the period from inception to June 30, 2004 totaled approximately $49.8 million, $36.9 million and $156.9 million, respectively. Interest capitalized for the six months ended June 30, 2004 and 2003, and for the period from inception to June 30, 2004 totaled approximately $55.4 million, $39.1 million and $162.5 million, respectively.

Amortization of deferred compensation related to employees dedicated to the construction of Wynn Las Vegas and capitalized into construction in progress for the six months ended June 30, 2004 and 2003, and for the period from inception to June 30, 2004 totaled approximately $1.1 million, $1.6 million, and $3.4 million, respectively.

The increase in the fair value of interest rate swaps accounted for as cash flow hedges for the six months ended June 30, 2004 and 2003, and for the period from inception to June 30, 2004, totaled approximately $6.0 million, $265,000, and $14.8 million respectively.

Equipment purchases financed by debt totaled approximately $11.7 million, $0 and $40.2 million for the six months ended June 30, 2004 and 2003, and the period from inception to June 30, 2004, respectively.

Advances and loans converted to contributed capital amounted to $0, $0 and $32.8 million for the six months ended June 30, 2004 and 2003, and the period from inception to June 30, 2004, respectively.

During the period from inception to June 30, 2004, the Company acquired the Desert Inn Water Company, LLC, and $6.4 million of receivables originally recorded as due from a related party on the balance sheet were reclassified as water rights owned by the Company. No such amounts were recorded during the six months ended June 30, 2004 and 2003.

During the period from inception to June 30, 2004, the Company reduced the recorded amount of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Desert Inn Resort & Casino purchase in June 2000. No such amounts were recorded during the six months ended June 30, 2004 and 2003.

5. Related Party Transactions

The Company periodically incurs costs on behalf of Mr. Wynn and certain other officers of the Company, including costs with respect to personal use of corporate aircraft. Mr. Wynn and these other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At June 30, 2004 and December 31, 2003, the Company’s net liability to Mr. Wynn and other officers was approximately $85,000 and $60,000, respectively.

The Company operated an art gallery and originally leased The Wynn Collection from Mr. and Mrs. Wynn at a monthly rate equal to the gross revenue received by the gallery each month, less direct expenses, subject to a monthly cap. In August 2002, the lease terms were amended to reduce the rental paid to Mr. and Mrs. Wynn to one-half of the net revenue, if any, of the gallery. Under the August 2002 amendment, Mr. and Mrs. Wynn were required to reimburse the Company for the gallery’s net losses. For the period from inception to May 31, 2003, the gallery incurred approximately $103,000 of net losses that were reimbursed by Mr. and Mrs. Wynn and, accordingly, the Company did not make any lease payments during this period. Effective June 1, 2003, the lease

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

terms were further amended. Under the terms of the June 1, 2003 amendment, Mr. and Mrs. Wynn agreed to lease The Wynn Collection to the Company for an annual fee of $1, and the Company was entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. The Company incurred a net loss of approximately $141,000 from the operation of the art gallery for the period from June 1, 2003 through December 31, 2003 and approximately $163,000 for the period from January 1, 2004 through May 6, 2004, when the gallery was closed to the public. The Company intends to open an art gallery as part of Wynn Las Vegas in April 2005.

During the period from January 1, 2004 through February 29, 2004, and for the six months ended June 30, 2003, the Company leased office space in Macau from a minority shareholder of Wynn Macau, S.A. on a month-to-month basis for approximately $5,500 per month. During the three and six months ended June 30, 2004, the Company leased an automobile in Macau from an agency owned by a minority investor in Wynn Macau S.A. for approximately $1,100 per month. In addition, the Company rents automobiles in Macau on a daily basis, as needed from this same agency. Furthermore, during the three and six months ended June 30, 2004, the Company leased two apartments in Macau from another investor in Wynn Macau S.A. on a month-to-month basis for a total of approximately $3,500 per month. These leases and rentals were at fair market value.

As discussed further in Note 7. Long-Term Debt, below, on June 14, 2004, the Company redeemed approximately $122.4 million of the $370 million in aggregate principal amount of the 12% Second Mortgage Notes due 2010 (the “Notes”) of Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (collectively, the “Issuers”). The total amount of Notes redeemed included approximately $9 million in aggregate principal amount held by certain directors, officers and affiliates of the Company. Prior to the redemption, these directors, officers and affiliates held approximately $27.2 million in aggregate principal amount of the Notes.

6. Property and Equipment

Property and equipment as of June 30, 2004 and December 31, 2003, consist of the following (amounts in thousands):

	June 30, 2004	December 31, 2003
Land	$307,297	$288,422
Leasehold interest	57,000	—
Buildings and improvements	15,879	15,879
Parking garage	1,041	1,041
Aircraft	55,492	38,000
Furniture, fixtures and equipment	9,404	6,455
Construction in progress	967,009	570,988

	1,413,122	920,785
Less: accumulated depreciation	(20,141)	(22,970)

	$1,392,981	$897,815

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2004, the Company purchased a Gulfstream aircraft for approximately $11.7 million, plus certain transaction costs and capital improvements. In June 2004, the Company purchased a Boeing Business Jet (the “BBJ”) aircraft for approximately $43.5 million. The Company anticipates selling the Global Express aircraft that it owned prior to these aircraft acquisitions.

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas project.

7. Long-Term Debt

Long-term debt as of June 30, 2004 and December 31, 2003, consists of the following (amounts in thousands):

	June 30, 2004	December 31, 2003
12% Second Mortgage Notes, net of original issue discount of approximately $14.2 million and $22.8 million, respectively due November 1, 2010; effective interest at approximately 12.9%	$233,410	$347,220
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
$188.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.2%)	60,309	38,000
Delay Draw Term Loan Facility; interest at LIBOR plus 5.5% (approximately 6.7%)	9,729	—
Note payable - Gulfstream Aircraft; interest at 5.67%	11,659	—
Land loan; interest at LIBOR plus 5.5% (approximately 6.7%)	143,400	—
Note payable - Land Parcel; at 8%	233	253

	708,740	635,473
Current portion of long-term debt	(555)	(41)

	$708,185	$635,432

On May 3, 2004, the Company amended documents governing its credit facilities to release from certain development and other restrictions the approximately 20 acres on which the remaining buildings of the former Desert Inn Resort and Casino currently stand (the “Phase II Land”). This allowed the Phase II Land to be used as security under the Land Loan (as defined below) and to be available for further development, including the expansion of the Wynn Las Vegas resort. The expansion will include additional casino, hotel and related amenities, and remains subject to the design, budgeting and financing process.

In connection with the amendment to the documents governing its credit facilities, on May 3, 2004 the Company borrowed $143.4 million (the “Land Loan”) under a credit agreement outside the previously existing debt agreements of Wynn Las Vegas, LLC. These amounts bear interest at London Interbank Offered Rate (“LIBOR”) plus 5.5%, will be used to fund a portion of the costs of the expansion of Wynn Las Vegas, and are secured by a first-priority security interest in the Phase II Land.

To finance the purchase of the Gulfstream aircraft, in May 2004, the Company borrowed $11.7 million under a 5.67% interest-bearing note, which requires monthly payments of principal and interest totaling approximately $97,000 for 84 months and a balloon payment in June 2011 of approximately $7.5 million. The note is secured by a lien on the aircraft. The Company has also arranged to borrow an additional $3.3 million at 5.67% during the third quarter of 2004 to fund expected refurbishments for the aircraft.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On June 14, 2004, pursuant to the indenture governing the Notes, the Issuers redeemed approximately $122.4 million of the $370 million in aggregate principal amount outstanding immediately prior to the redemption. As discussed further in Note 9. Capital Stock Transactions, on May 12, 2004, the Company completed the offering of seven million shares of its common stock, resulting in net proceeds before expenses of approximately $268.2 million. A portion of these proceeds were used to fund the redemption. The total price of the redemption was approximately $138.9 million, equal to 112.0% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest thereon. In connection with the redemption, the Company wrote off approximately $7 million of the unamortized original issue discount and approximately $3.9 million of unamortized deferred financing costs associated with the Notes. Accordingly, the Company recognized a loss on the early retirement of debt of approximately $25.6 million to reflect these writeoffs and the $14.7 million redemption premium.

In June 2004, the Company drew approximately $9.7 million under its $250 million delay draw senior secured term loan facility (the “Term Loan Facility”). The proceeds were applied to Wynn Las Vegas construction costs. The Term Loan Facility is guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries (excluding Wynn Completion Guarantor, LLC, and Desert Inn Improvement Company, LLC) and certain of Valvino’s affiliates. The Term Loan Facility also is secured by a first priority security interest in a $30.0 million liquidity reserve account, a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, the Issuers and certain of their affiliates, first mortgages on all real property constituting Wynn Las Vegas, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E facility described below. The Term Loan Facility matures in October 2009 and, prior to the opening of Wynn Las Vegas, annual interest is charged on outstanding borrowings at LIBOR plus 5.5%. Subsequent to the opening of Wynn Las Vegas, the applicable interest rate will be adjusted based upon the Company’s leverage ratio. In addition, the Term Loan Facility requires quarterly payments on the unused available borrowings at an annual rate of 4%.

In June 2004, the Company drew an additional $22.3 million under its $188.5 million FF&E facility (the “FF&E Facility”), increasing the outstanding balance at June 30, 2004 to approximately $60.3 million. The FF&E Facility provides financing for furniture, fixtures and equipment for Wynn Las Vegas. Obligations under the FF&E Facility are guaranteed by the same guarantors as those which guarantee the obligations under the Term Loan Facility, on a senior unsecured basis. The borrowings mature in October 2009, and bear annual interest at LIBOR plus 4%. In addition, fees are charged on the unused available borrowings at an annual rate of 4%.

The Company seeks to manage the interest rate risk associated with its variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company’s interest rate swaps have been designated as cash flow hedges of its revolving credit facility, its Term Loan Facility and its FF&E Facility in accordance SFAS No. 133. As of June 30, 2004 and December 31, 2003, the Company recorded approximately $14.8 million and $8.8 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount the Company would receive if these contracts were settled at these dates. Approximately $6.3 million of the increase in fair value of $6.0 million was recorded as a component of comprehensive income for the six months ended June 30, 2004, while approximately $300,000 was recorded as a component of interest cost. The net increase in the asset was primarily due to higher short-term interest rates at June 30, 2004, compared to those rates at December 31, 2003. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Commitments and Contingencies

Las Vegas

Wynn Las Vegas’ project budget, including amendments as of June 30, 2004, was approximately $2.7 billion. This amount includes the cost of acquiring approximately 217 acres of land, costs of design and construction, capitalized interest, pre-opening expenses and financing fees. Also included in this amount are approximately $61 million for a portion of the anticipated budget on a planned future expansion of the resort, which will include an additional hotel and casino and related amenities. Although the scope and design of the future expansion continues to be developed, the budget to date includes amounts for a parking addition, office relocation, demolition and certain interest and financing costs and professional fees.

At June 30, 2004, the Company had various contractual commitments for developing, constructing and equipping Wynn Las Vegas totaling approximately $2.3 billion of which approximately $1.6 billion has been funded. Included in the $2.3 billion of contractual commitments are guaranteed maximum price contracts with the three prime contractors for the construction of the hotel and casino for approximately $992.7 million, construction of the Wynn Las Vegas golf course for approximately $17.4 million and construction of the parking garage for approximately $10.1 million. The parking structure is substantially complete and is currently used for parking by construction personnel.

The Company has entered into leases for five retail outlets, license and distribution agreements for four additional retail outlets, and joint venture agreements for the operation of three other retail outlets. Each of these retail outlets will open concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas has provided some of the retail tenants an allowance for improvements. These improvement allowances are included in the budgeted costs to construct Wynn Las Vegas.

In addition to the above, for its preopening efforts the Company leases office space at three locations, a hangar for its corporate aircraft and certain warehouse facilities. These leases expire at various dates between June 2005 and February 2007.

The Company has entered into long-term agreements with a creative production company and its affiliated production services company for the licensing, creation, development and executive production of the water-based production show at Wynn Las Vegas. Under these agreements the Company is required to pay certain up-front creation and licensing fees, production costs and, upon opening of the production, a royalty of 10% of net ticket revenues and retail sales, and 50% of the show and retail profits to the production companies as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the show, which will coincide with the opening of Wynn Las Vegas, with one five-year renewal option.

The Company also has an option with the same production and services companies for the development of a second production show for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1 million and any additional project will require additional funds to develop.

In June 2004, the Company also entered into an agreement to purchase the rights to stage “Avenue Q,” a musical production currently playing on Broadway in New York. The Company also entered into a Production Services Agreement with an affiliate of the New York producer for all production services. The Company expects to present this show at Wynn Las Vegas’ second showroom, which is scheduled for completion in the second half of 2005.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2004 and December 31, 2003, other assets included $20.7 million and $8.7 million respectively, of amounts paid or accrued for creation and development costs in conjunction with these entertainment agreements.

Macau

Wynn Macau, S.A. has entered into a 20-year concession agreement with the government of Macau permitting it to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest 4 billion patacas (approximately US $498.3 million as of June 30, 2004) in one or more casino projects in Macau by June 2009, and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

At June 30, 2004, Wynn Macau, S.A., had total assets, which are held in Macau, of approximately $70.4 million (including approximately $65 million of design and development work included in construction in progress), total liabilities of approximately $71.9 million and a total deficit of approximately $1.5 million (including an inception to date net loss of approximately $30.4 million).

The Legislative Assembly in Macau enacted legislation, effective July 1, 2004, that enables casinos operating in Macau to lawfully extend credit to gaming customers and to enforce gaming debts. Effective July, 2004, Wynn Macau, S.A. entered into a Land Concession Contract for the Wynn Macau project site in Macau’s inner harbor area opposite the Hotel Lisboa, Macau’s largest and best known hotel casino. Under the Land Concession Contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau is required to make an initial payment to the government of approximately $40 million (which is to be paid in 10 semi-annual installments) and to pay approximately $17 million to Nam Van Development Company for its relinquishment of rights to a portion of the land. During the term of the Land Concession Contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

On June 4, 2004, the Company and Wynn Macau, S.A. entered into an underwriting agreement with Deutsche Bank AG, Hong Kong, and Société Générale Asia Limited, as Global Coordinating Lead Arrangers, for a fully underwritten senior bank facility of $397 million to finance in part the development and construction of the Wynn Macau project. The underwritten senior debt facility includes a term loan in the amount of US$382 million, which may be borrowed in either Hong Kong dollars or US dollars (in an apportionment to be determined), and a working capital facility of HK$117 million (approximately US$15 million), which may be borrowed in either Macau patacas or Hong Kong dollars (in an apportionment to be determined). Subject to the satisfaction of certain conditions precedent, each of the Global Coordinating Lead Arrangers will underwrite the equivalent of US$198.5 million for Wynn Macau. It is currently anticipated that the term loan will have a term of seven years and that the working capital facility will have a term of three years, in each case from the date of signing of the definitive financing documentation. Wynn Macau, S.A. has agreed to pay customary fees and expenses in connection with the financing.

This financing, together with the legislation discussed above, satisfied the preconditions to commencement of construction of Wynn Macau previously established by the Company. Accordingly, June 28, 2004, was established as the date of commencement under a guaranteed maximum price construction contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor, for the design and

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

construction of the project. Under the construction contract, the contractors are responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau) based on an existing scope of work and design specifications provided by Wynn Macau. The contractors are obligated to substantially complete the project within 26 months after the date of commencement for a guaranteed maximum price of $255.5 million (including the contractors’ fee and contingency). We anticipate that the guaranteed maximum price will be increased to approximately $285 million to reflect the addition of a parking structure and certain other site work to the project description. With the increase, the current total design and construction costs are estimated to be approximately $425 million out of the total current budget, before potential expansion and improvements, of approximately $705 million. Both the contract time and guaranteed maximum price are subject to further adjustment under the circumstances specified in the contract. The performance of the contractors will be backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities, as well as a performance bond issued by a bank in an amount equal to ten percent of the guaranteed maximum price.

Wynn Resorts has invested approximately $23.8 million in Wynn Macau, S.A. through June 30, 2004 and, in addition, loaned Wynn Macau, S.A. a total of $10 million, bearing interest at 6.25% and currently payable on demand. Wynn Resorts intends to invest additional capital in Wynn Macau, S.A. to enable Wynn Macau, S.A. to continue to fund the design, development and construction efforts. The minority investors in Wynn Macau S.A. are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A. It is expected that significant additional financing will be needed to fund the development, construction and operation of one or more casinos in Macau. Wynn Macau, S.A. continues to work with the Macau government to obtain certain determinations related to Macau tax regulations. The Company cannot ensure that it will be able to obtain the determinations related to such regulations before it commences operations, or at all.

Wynn Macau, S.A. is required under the Macau concession agreement to obtain a 700 million pataca (approximately US $87.2 million as of June 30, 2004) bank guarantee for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $37.4 million as of June 30, 2004) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau, S.A. currently has an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount, which is expected to be replaced by another guarantee suitable under the concession agreement now that Wynn Macau, S.A. has commenced construction of Wynn Macau. Wynn Macau, S.A. currently pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau, S.A.’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Self-insurance

The Company’s domestic subsidiaries are self-insured for medical and workers’ compensation up to a maximum of $40,000 per year for each insured person under the medical plan and $350,000 for each workers’ compensation claim. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

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

Litigation

The Company occasionally is a party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

The Company was involved in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Based on a settlement reached with the plaintiffs, all actions relating to the litigation were dismissed with prejudice on or prior to April 15, 2004. As part of the settlement, in March 2004, the Company purchased the ten remaining residential lots for approximately $23 million from its existing cash.

9. Capital Stock Transactions

On May 12, 2004, pursuant to an effective shelf registration statement, the Company completed the offering of seven million shares of its $0.01 par value common stock at a price of $38.75 per share for gross proceeds of approximately $271.3 million. Underwriting discounts and commissions of $0.44 per share or approximately $3.1 million reduced the net proceeds to the Company, before expenses, to approximately $268.2 million. The Company used a portion of the proceeds of the offering to redeem a portion of the Notes (see Note 7. Long-Term Debt above), and intends to use remaining net proceeds to help finance Wynn Macau and for general corporate purposes.

10. Subsequent Events

Corporate Aircraft Transactions

As discussed in Note 6. Property and Equipment, in June 2004, the Company completed the purchase of the BBJ aircraft. To finance the purchase, the Company amended its FF&E Facility to increase the available commitments thereunder to $198.5 million from the previous $188.5 million and withdrew the $10 million of increased availability. In addition, the Company sold its Global Express aircraft in August 2004 for $33.0 million. The remaining $500,000 for the purchase price of the new aircraft was funded from existing corporate cash.

Land Purchase Transaction

In July 2004, the Company amended its bank credit facilities as provided for in the documents, to increase the $750 million senior secured revolving credit facility by $50 million to $800 million to finance the purchase of certain land and buildings adjacent to Wynn Las Vegas for future development of an additional parking facility for the resort. The purchase price was $45 million, and transaction, closing and certain other costs increased the required funding by an additional $5 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additional Parent Loan for Wynn Macau

In July 2004, Wynn Resorts loaned Wynn Macau, S.A. an additional $25 million, bearing interest at 6.25% and payable on demand, to continue preopening and construction efforts.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Notes Issuers”) as the issuers of the 12% Second Mortgage Notes, the Notes Guarantors (other than Wynn Resorts), Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of June 30, 2004 and December 31, 2003, for the three- and six-month periods ended June 30, 2004 and 2003 and for the period from inception to June 30, 2004.

Guarantors of the Notes (other than Wynn Resorts) are Valvino, Wynn Design & Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, Wynn Show Performers, LLC, World Travel, LLC and Las Vegas Jet, LLC. Wynn Resorts Funding, LLC is a guarantor of the Debentures but not of the Notes. Wynn Group Asia, Inc. and all of its subsidiaries; Wynn Completion Guarantor, LLC; Desert Inn Improvement Company; Rambas Marketing, LLC; Worldwide Wynn, LLC; Toasty, LLC, Bora, LLC, Bora Bora, LLC, World Travel G-IV, LLC, World Travel BBJ, LLC, Wynn Golf, LLC and Kevyn, LLC are not guarantors of the Notes. In October 2002, Valvino transferred certain of its assets, including its equity interests in certain of its subsidiaries which do not guarantee the Notes, to Wynn Resorts. In addition, Valvino transferred certain of its assets, including its equity interests in Las Vegas Jet, LLC and World Travel, LLC directly to Wynn Las Vegas. Because these transfers were between entities under common control, in accordance with SFAS No. 141, “Business Combinations,” the assets and liabilities of the entities acquired have been recorded by the acquiring subsidiary at the carrying value at the time of the acquisition and the operating results of the entities are included in the operating statements of the Company from the earliest period presented. The Parent records the investment in its respective subsidiaries based on the equity method of accounting. Elimination of the Parent’s investment is included in the “Eliminations” column.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$346,335	$16,565	$(5,150)	$—	$3,259	$—	$361,009
Restricted cash and investments	—	72,650	—	—	—	—	72,650
Receivables, net	—	1	—	—	7	—	8
Inventories	—	435	124	—	—	—	559
Prepaid expenses	297	873	753	—	4	—	1,927

Total current assets	346,632	90,524	(4,273)	—	3,270	—	436,153
Restricted cash and investments	—	7,413	23	36,996	103,063	—	147,495
Property and equipment, net	389	1,121,245	76,005	—	195,342	—	1,392,981
Aircraft held for sale	—	—	33,000	—	—	—	33,000
Water rights	—	256	6,144	—	—	—	6,400
Trademark	—	1,000	—	—	—	—	1,000
Deferred financing costs	8,413	42,515	—	—	9,832	—	60,760
Investment in subsidiaries	505,774	7,397	433,637	—	—	(946,808)	—
Other assets	5,000	41,638	3,391	—	18	—	50,047
Intercompany balances	615,700	(803,896)	279,440	7,500	(98,744)	—	—

Total assets	$1,481,908	$508,092	$827,367	$44,496	$212,781	$(946,808)	$2,127,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$43	$—	$512	$—	$555
Accounts and construction payable	—	1,551	65,451	—	326	—	67,328
Accrued interest	6,875	7,199	—	—	892	—	14,966
Accrued compensation and benefits	1,085	1,915	913	—	230	—	4,143
Accrued expenses and other	5	5,999	1,260	—	25,296	—	32,560

Total current liabilities	7,965	16,664	67,667	—	27,256	—	119,552
Construction retention	—	—	42,556	—	—	—	42,556
Long-term debt	250,000	303,448	190	—	154,547	—	708,185
Other long-term liabilities	—	1,600	—	—	32,000	—	33,600

Total liabilities	257,965	321,712	110,413	—	213,803	—	903,893

Commitments and contingencies
Stockholders’ equity:
Common stock	890	—	—	—	18	(18)	890
Additional paid-in capital	1,378,848	237,075	893,990	44,024	30,027	(1,205,116)	1,378,848
Deferred compensation - restricted stock	(6,760)	—	(8,377)	—	—	8,377	(6,760)
Accumulated other comprehensive income	15,079	15,079	30,159	—	—	(45,238)	15,079
Deficit accumulated from inception during the development stage	(164,114)	(65,774)	(198,818)	472	(31,067)	295,187	(164,114)

Total stockholders’ equity	1,223,943	186,380	716,954	44,496	(1,022)	(946,808)	1,223,943

Total liabilities and stockholders’ equity	$1,481,908	$508,092	$827,367	$44,496	$212,781	$(946,808)	$2,127,836

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,011	$—	$—	$(967)	$44
Art gallery	—	—	28	—	—	—	28
Retail	—	—	29	—	—	—	29
Royalty	1,500	—	—	—	—	(1,500)	—
Water	—	—	—	—	10	(8)	2

Total revenues	1,500	—	1,068	—	10	(2,475)	103

Expenses:
Pre-opening costs	5,024	8,756	1,431	3	2,254	(958)	16,510
Depreciation and amortization	20	285	597	—	140	—	1,042
(Gain) / Loss on sale of assets	—	—	520	—	—	—	520
Selling, general and administrative	—	—	118	—	1,503	(1,512)	109
Cost of water	—	2	5	—	5	(5)	7
Cost of retail sales	—	—	27	—	—	—	27
Loss from incidental operations	—	92	(92)	—	—	—	—

Total expenses	5,044	9,135	2,606	3	3,902	(2,475)	18,215

Operating loss	(3,544)	(9,135)	(1,538)	(3)	(3,892)	—	(18,112)

Other income (expense):
Interest expense, net	—	—	—	—	(278)	184	(94)
Interest income	1,064	336	—	111	184	(184)	1,511
Loss on extinguishment of debt	—	(25,628)	—	—	—	—	(25,628)
Equity in loss of subsidiaries	(39,439)	(604)	(70,160)	—	—	110,203	—

Other income (expense), net	(38,375)	(25,896)	(70,160)	111	(94)	110,203	(24,211)

Minority interest	—	—	—	—	—	404	404

Net loss accumulated during the development stage	$(41,919)	$(35,031)	$(71,698)	$108	$(3,986)	$110,607	$(41,919)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$695	$—	$(572)	$123
Art gallery	—	—	80	—	—	80
Retail	—	—	79	—	—	79
Royalty	1,500	—	—	—	(1,500)	—
Water	—	—	—	12	(9)	3

Total revenues	1,500	—	854	12	(2,081)	285

Expenses:
Pre-opening costs	4,879	3,465	1,538	1,891	(542)	11,231
Depreciation and amortization	1	13	2,166	—	—	2,180
Selling, general and administrative	—	—	175	1,505	(1,530)	150
Cost of water	—	—	9	13	(9)	13
Cost of retail sales	—	—	35	—	—	35
Loss from incidental operations	—	74	28	—	—	102

Total expenses	4,880	3,552	3,951	3,409	(2,081)	13,711

Operating loss	(3,380)	(3,552)	(3,097)	(3,397)	—	(13,426)

Other income (expense):
Interest expense, net	—	(2,279)	(6)	(109)	—	(2,394)
Interest income	252	2,096	4	179	—	2,531
Equity in loss of subsidiaries	(9,549)	(215)	(7,966)	—	17,730	—

Other income (expense), net	(9,297)	(398)	(7,968)	70	17,730	137

Minority interest	—	—	—	—	612	612

Net loss accumulated during the development stage	$(12,677)	$(3,950)	$(11,065)	$(3,327)	$18,342	$(12,677)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,984	$—	$—	$(1,877)	$107
Art gallery	—	—	98	—	—	—	98
Retail	—	—	92	—	—	—	92
Royalty	3,000	—	—	—	—	(3,000)	—
Water	—	—	—	—	17	(13)	4

Total revenues	3,000	—	2,174	—	17	(4,890)	301

Expenses:
Pre-opening costs	9,557	15,877	2,995	4	4,531	(1,841)	31,123
Depreciation and amortization	38	444	1,202	—	140	—	1,824
(Gain) / Loss on sale of assets	—	—	512	—	—	—	512
Selling, general and administrative	3	—	333	—	2,998	(3,042)	292
Cost of water	—	2	9	—	11	(9)	13
Cost of retail sales	—	—	63	—	—	—	63
Loss from incidental operations	—	179	(179)	—	—	—	—

Total expenses	9,598	16,502	4,935	4	7,680	(4,892)	33,827

Operating loss	(6,598)	(16,502)	(2,761)	(4)	(7,663)	2	(33,526)

Other income (expense):
Interest expense, net	—	—	—	—	(381)	184	(197)
Interest income	1,784	972	—	232	326	(184)	3,130
Loss on extinguishment of debt	—	(25,628)	—	—	—	—	(25,628)
Equity in loss of subsidiaries	(50,353)	(643)	(83,822)	—	—	134,818	—

Other income (expense), net	(48,569)	(25,299)	(83,822)	232	(55)	134,818	(22,695)

Minority interest	—	—	—	—	—	1,054	1,054

Net loss accumulated during the development stage	$(55,167)	$(41,801)	$(86,583)	$228	$(7,718)	$135,874	$(55,167)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,568	$—	$(1,395)	$173
Art gallery	—	—	152	—	—	152
Retail	—	—	148	—	—	148
Royalty	6,067	—	—	—	(6,067)	—
Water	—	—	—	29	(24)	5

Total revenues	6,067	—	1,868	29	(7,486)	478

Expenses:
Pre-opening costs	8,511	6,387	3,230	3,398	(1,338)	20,188
Depreciation and amortization	1	23	4,329	—	—	4,353
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Selling, general and administrative	—	—	306	6,072	(6,127)	251
Cost of water	—	—	21	34	(21)	34
Cost of retail sales	—	—	74	—	—	74
Loss from incidental operations	—	150	66	—	—	216

Total expenses	8,512	6,560	8,021	9,504	(7,486)	25,111

Operating loss	(2,445)	(6,560)	(6,153)	(9,475)	—	(24,633)

Other income (expense):
Interest expense, net	—	(3,923)	(12)	(218)	—	(4,153)
Interest income	499	4,554	4	353	—	5,410
Equity in loss of subsidiaries	(19,737)	(461)	(12,895)	—	33,093	—

Other income (expense), net	(19,238)	170	(12,903)	135	33,093	1,257

Minority interest	—	—	—	—	1,693	1,693

Net loss accumulated during the development stage	$(21,683)	$(6,390)	$(19,056)	$(9,340)	$34,786	$(21,683)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$11,266	$—	$—	$(8,991)	$2,275
Art gallery	—	—	729	—	—	—	729
Retail	—	—	668	—	—	—	668
Royalty	12,067	—	—	—	—	(12,067)	—
Water	—	—	—	—	229	(179)	50

Total revenues	12,067	—	12,663	—	229	(21,237)	3,722

Expenses:
Pre-opening costs	32,644	38,326	41,962	3	16,749	(8,726)	120,958
Depreciation and amortization	59	627	25,810	—	2,212	—	28,708
(Gain) / Loss on sale of assets	—	—	639	—	69	—	708
Selling, general and administrative	3	—	1,830	—	12,456	(12,369)	1,920
Facility closure expenses	—	—	1,579	—	—	—	1,579
Cost of water	—	2	315	—	171	(142)	346
Cost of retail sales	—	—	343	—	—	—	343
Loss from incidental operations	—	697	1,817	—	—	—	2,514

Total expenses	32,706	39,652	74,295	3	31,657	(21,237)	157,076

Operating loss	(20,639)	(39,652)	(61,632)	(3)	(31,428)	—	(153,354)

Other income (expense):
Interest expense, net	(3,532)	(6,062)	(945)	—	(815)	184	(11,170)
Interest income	3,979	10,097	5,446	475	1,176	(184)	20,989
Loss on extinguishment of debt	—	(25,628)	—	—	—	—	(25,628)
Equity in loss of subsidiaries	(143,922)	(4,529)	(141,687)	—	—	290,138	—

Other income (expense), net	(143,475)	(26,122)	(137,186)	475	361	290,138	(15,809)

Minority interest	—	—	—	—	—	5,049	5,049

Net loss accumulated during the development stage	$(164,114)	$(65,774)	$(198,818)	$472	$(31,067)	$295,187	$(164,114)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(55,167)	$(41,801)	$(86,583)	$228	$(7,718)	$135,874	$(55,167)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	38	444	1,202	—	140	—	1,824
Minority interest	—	—	—	—	—	(1,054)	(1,054)
Amortization of deferred compensation	1,826	—	—	—	—	—	1,826
Amortization of deferred financing costs	360	17,066	—	—	—	—	17,426
(Gain) / Loss on sale of assets	—	—	512	—	—	—	512
Equity in loss of subsidiaires	50,353	645	83,822	—	—	(134,820)	—
Incidental operations	—	—	4,085	—	78	—	4,163
Increase (decrease) in cash from changes in:
Receivables, net	36	9	27	—	(2)	—	70
Inventories and prepaid expenses	(93)	(1,061)	1,018	—	55	—	(81)
Accounts payable and accrued expenses	(341)	1,615	102	—	1,182	—	2,558

Net cash provided by (used in) operating activities	(2,988)	(23,083)	4,185	228	(6,265)	—	(27,923)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(17)	(356,361)	(26,344)	—	(58,316)	—	(441,038)
Restricted cash and Investments	—	225,757	—	7,272	(52,742)	—	180,287
Other assets	(5,000)	(11,307)	2,216	—	6	—	(14,085)
Intercompany balances	(242,031)	253,705	22,101	(7,500)	(26,275)	—	—
Proceeds from sale of equipment	—	—	38	—	—	—	38

Net cash provided by (used in) investing activities	(247,048)	111,794	(1,989)	(228)	(137,327)	—	(274,798)

Cash flows from financing activities:
Proceeds from issuance of common stock	271,250	—	—	—	—	—	271,250
Third party fees	(3,145)	—	—	—	—	—	(3,145)
Principal payments of long-term debt	—	(122,420)	(20)	—	(41)	—	(122,481)
Proceeds from issuance of long-term debt	—	32,038	—	—	155,100	—	187,138
Deferred financing costs	(479)	—	—	—	(10,105)	—	(10,584)

Net cash provided by (used in) financing activities	267,626	(90,382)	(20)	—	144,954	—	322,178

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	17,590	(1,671)	2,176	—	1,362	—	19,457
Balance, beginning of period	328,745	18,236	(7,326)	—	1,897	—	341,552

Balance, end of period	$346,335	$16,565	$(5,150)	$—	$3,259	$—	$361,009

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(21,683)	$(6,390)	$(19,056)	$(9,340)	$34,786	$(21,683)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	1	23	4,329	—	—	4,353
Minority interest	—	—	—	—	(1,693)	(1,693)
Amortization of deferred compensation	1,500	—	—	—	—	1,500
Amortization of deferred financing costs	—	628	—	—	—	628
(Gain) / Loss on sale of assets	—	—	(5)	—	—	(5)
Equity in loss of subsidiaries	19,737	461	12,895	—	(33,093)	—
Increase (decrease) in cash from changes in:
Receivables, net	—	11	114	—	—	125
Inventories and prepaid expenses	(248)	(45)	(48)	—	—	(341)
Accounts payable and accrued expenses	279	(385)	14	46	—	(46)

Net cash provided by (used in) operating activities	(414)	(5,697)	(1,757)	(9,294)	—	(17,162)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(85)	(129,050)	(79)	(2,786)	—	(132,000)
Restricted cash and Investments	—	149,678	(2,765)	(351)	—	146,562
Other assets	—	(1,208)	13	(206)	—	(1,401)
Intercompany balances	7,587	(12,313)	3,982	744	—	—
Proceeds from sale of equipment	—	—	5	—	—	5

Net cash provided by (used in) investing activities	7,502	7,107	1,156	(2,599)	—	13,166

Cash flows from financing activities:
Proceeds from issuance of common stock	45,000	—	—	—	—	45,000
Third party fees	(204)	—	—	—	—	(204)
Principal payments of long-term debt	—	—	(18)	—	—	(18)
Deferred financing costs	(975)	—	—	—	—	(975)

Net cash provided by (used in) financing activities	43,821	—	(18)	—	—	43,803

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	50,909	1,410	(619)	(11,893)	—	39,807
Balance, beginning of period	79,234	7,508	(1,178)	24,080	—	109,644

Balance, end of period	$130,143	$8,918	$(1,797)	$12,187	$—	$149,451

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(164,114)	$(65,774)	$(198,818)	$472	$(31,067)	$295,187	$(164,114)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	58	627	25,813	—	2,211	—	28,709
Minority interest	—	—	—	—	—	(5,049)	(5,049)
Amortization of deferred compensation	5,287	—	—	—	—	—	5,287
Amortization of deferred financing costs	723	29,574	—	—	—	—	30,297
(Gain) / Loss on sale of fixed assets	—	—	639	—	69	—	708
Equity in loss of subsidiaries	143,922	4,529	141,687	—	—	(290,138)	—
Incidental operations	—	—	10,865	—	78	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	—	(1)	7,981	—	(7)	—	7,973
Inventories and prepaid expenses	(297)	(1,308)	284	—	(4)	—	(1,325)
Accounts payable and accrued expenses	7,965	12,663	(8,498)	—	2,017	—	14,147

Net cash provided by (used in) operating activities	(6,456)	(19,690)	(20,047)	472	(26,703)	—	(72,424)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	—	(270,718)
Capital expenditures, net of construction payables	(449)	(796,938)	(135,362)	—	(74,078)	—	(1,006,827)
Restricted cash and Investments	—	(80,063)	(23)	(36,996)	(103,063)	—	(220,145)
Investment in subsidiaries	(641,318)	(11,925)	(551,868)	—	—	1,205,111	—
Other assets	(5,000)	(22,259)	(3,369)	—	—	—	(30,628)
Intercompany balances	(615,700)	481,148	117,865	(7,500)	14,170	10,017	—
Proceeds from sale of equipment	—	—	1,858	—	7,917	—	9,602

Net cash used in investing activities	(1,262,467)	(430,037)	(841,617)	(44,496)	(155,054)	1,215,128	(1,518,716)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	44,024	35,012	(1,215,128)	675,007
Equity distributions	—	—	(110,482)	—	—	—	(110,482)
Exercise of stock options	83	—	—	—	—	—	83
Proceeds from issuance of common stock	808,094	—	—	—	—	—	808,094
Third party fees	(29,903)	—	(10,800)	—	—	—	(40,703)
Macau minority contributions	—	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	250,000	413,372	125,000	—	155,100	—	943,472
Principal payments of long-term debt	—	(122,420)	(153,643)	—	(41)	—	(276,104)
Deferred financing costs	(9,136)	(61,735)	(1,465)	—	(10,105)	—	(82,441)
Proceeds from issuance of related party loan	—	—	100,000	—	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	—	(70,000)

Net cash provided by financing activities	1,615,258	466,292	856,514	44,024	185,016	(1,215,128)	1,951,976

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	346,335	16,565	(5,150)	—	3,259	—	361,009
Balance, beginning of period	—	—	—	—	—	—	—

Balance, end of period	$346,335	$16,565	$(5,150)	$—	$3,259	$—	$361,009

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities, including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to competition in the casino/hotel and resorts industry, completion of our Wynn Las Vegas and Wynn Macau casino resorts on time and within budget, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome, may have on the travel and leisure industry and the consequences of the war in the Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Overview

Since inception, we have been primarily a casino resort development company. Our efforts have been devoted principally to the development and construction activities described below with respect to Wynn Las Vegas, our first casino resort in Las Vegas, Nevada, and to Wynn Macau, our first casino resort in the Macau Special Administrative Region of the People’s Republic China (“Macau”). In addition, the ownership and operation of our corporate aircraft and the operations of an art gallery, through May 6, 2004, displaying works from The Wynn Collection, consisting of artwork from the personal art collection of Stephen A. and Elaine P. Wynn, are included in our consolidated financial statements. Through June 2002, we also operated the golf course located on the site of the former Desert Inn Casino Resort in Las Vegas.

There are significant risks associated with any major construction project, and unexpected developments could occur; therefore, we cannot assure you that sufficient funds will be available for the construction, development and opening of Wynn Las Vegas or Wynn Macau or that either casino resort will be completed or will commence operations as scheduled. We also will be required to obtain a state gaming license and county gaming and liquor licenses before we are able to fully commence operations in Nevada and follow a number of developing regulatory guidelines in Macau.

Wynn Las Vegas

We are constructing and will operate Wynn Las Vegas, a casino resort which, including the new golf course located behind the hotel and planned future expansion development, will occupy an approximately 217-acre parcel of land on the Las Vegas Strip. Construction of Wynn Las Vegas began with groundbreaking in October 2002 and we expect Wynn Las Vegas to be completed and open to the public (excluding the second showroom and other planned future expansions) in April 2005.

Construction of Wynn Las Vegas is on schedule and within budget. For the purpose of managing the design, procurement and construction of Wynn Las Vegas, the project is divided into several design and construction components. We continue to make significant progress toward completion:

•	Construction of the 45-story high-rise core and shell is substantially complete. Exterior glass for the main high-rise has been installed. Steel framing for the roof parapet is nearly complete and glass installation is continuing. Furniture is in place in rooms and suites through the 18th floor.

•	The public areas, including the casino, are in various stages of construction. Millwork is progressing in the ballrooms and chandeliers have been installed. Interior framing and drywall installation continues in several areas. The central power plant became operational in April 2004.

•	Construction on the Aqua Theater showroom is progressing. The performance pool has been filled and is undergoing equipment testing. Completion of the Aqua Theater showroom is expected in the fourth quarter of 2004, in time for rehearsals.

•	The guest parking garage is substantially complete and is currently used for parking by construction personnel.

•	Construction of the fairway villas, consisting of 36 luxury suites, is progressing. The building structure has been completed and progress continues on the interior and exterior framing and drywall installation for 18 villas and the foundation work is substantially complete for the other 18 villas.

•	Construction of the golf course is proceeding according to schedule, with completion expected prior to the opening of Wynn Las Vegas. Grassing is complete for 16 of the 18 holes. The remaining holes are in various stages of completion. Work on the streams and lakes are substantially complete; however, work continues on the 18th hole waterfall feature.

•	Construction of the lake-mountain feature continues. The mountain infrastructure is in place and soil placement has begun.

Wynn Las Vegas’ project budget, including amendments as of June 30, 2004, was approximately $2.7 billion. This amount includes the cost of acquiring approximately 217 acres of land, costs of design and construction, capitalized interest, pre-opening expenses and financing fees. Also included in this amount are approximately $61 million for a portion of the anticipated budget on the planned future expansion of the resort, which will include an additional hotel and casino and related amenities. Although the scope and design of the future expansion continues to be developed, the budget to date includes amounts for a parking addition, office relocation, demolition and certain interest and financing costs and professional fees.

Through June 30, 2004, we have funded approximately $1.6 billion of the total $2.7 billion of budgeted project costs with equity contributions and debt. As of June 30, 2004, costs still to be incurred totaled approximately $1.1 billion, and we had availability under our existing credit agreements and long-term restricted cash available for the project in excess of $1.1 billion.

In July 2004, the Company amended its bank credit facilities as provided for in the documents to increase the $750 million senior secured revolving credit facility by $50 million to $800 million to finance the purchase of certain land and buildings adjacent to Wynn Las Vegas for future development of an additional parking facility for the resort. The purchase price was $45 million, and transaction, closing and certain other costs increased the required funding by an additional $5 million.

Wynn Macau

On June 28, 2004, our 82.5%-owned subsidiary, Wynn Macau, S.A., commenced construction of Wynn Macau, its first casino resort in Macau. Although the Company continues to refine the design of the resort, including potential expansion and improvements, Wynn Macau is expected to include 600 hotel rooms, approximately 100,000 square feet of gaming space, seven restaurants, approximately 28,000 square feet of retail, and a spa, salon and entertainment facilities. The total project budget before potential expansion and improvements is $705 million. This includes land acquisition costs of approximately $57 million and construction and design costs of approximately $425 million.

In June 2002 Wynn Macau, S.A. entered into a 20-year concession agreement with the government of Macau granting it the right to construct and operate one or more casinos in Macau. The concession agreement obligates Wynn Macau, S.A. to invest no less than a total of 4 billion patacas (approximately US $498.2 million as of June 30, 2004) in Macau-related projects by June 2009, and to commence operations of Wynn Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4 billion patacas by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

In May 2004, Wynn Macau, S.A. entered into a guaranteed maximum price construction contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor, for the design and construction of the project. Under the construction contract, the contractors are responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau) based on an existing scope of work and design specifications provided by Wynn Macau. The contractors are obligated to substantially complete the project within 26 months from the June 28, 2004, date of commencement for a guaranteed maximum price of $255.5 million (including the contractors’ fee and contingency). We anticipate that the guaranteed maximum price will be increased to approximately $285 million to reflect the addition of a parking structure and certain other site work to the project. Both the contract time and guaranteed maximum price are subject to further adjustments under circumstances specified in the contract. The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities, as well as a performance bond issued by a bank in an amount equal to ten percent of the guaranteed maximum price.

In June 2004 Wynn Macau, S.A. notified the Macau government of its acceptance of a Land Concession Contract for the Wynn Macau project site in Macau’s inner harbor area opposite the Hotel Lisboa, Macau’s largest and best known hotel casino. Under the terms of the Land Concession Contract, which becomes effective when published in the government’s official gazette, Wynn Macau, S.A. is leasing a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau is required to make an initial payment to the government of approximately $40 million (which will be paid in 10 semi-annual installments), pay approximately $17 million to Nam Van Development Company for its relinquishment of rights to a portion of the land, and make annual lease payments of up to $400,000.

Also in June 2004 the Company and Wynn Macau, S.A. entered into an underwriting agreement with Deutsche Bank AG, Hong Kong, and Société Générale Asia Limited, as Global Coordinating Lead Arrangers, for a fully underwritten senior bank facility of $397 million to finance in part the development and construction of the Wynn Macau project. The underwritten senior debt facility is described in more detail in the section of this report on Liquidity and Capital Resources.

The development of Wynn Macau is subject to a number of uncertainties, including risks associated with doing business in foreign locations and risks associated with Macau’s developing gaming regulatory framework. The Legislative Assembly of Macau has enacted legislation, effective July 1, 2004, that enables casinos operating in Macau to lawfully extend credit to gaming customers and enforce gaming debts. We continue to pursue certain favorable determinations related to Macau’s tax regulations. We cannot ensure that we will be able to obtain the desired determinations before Wynn Macau commences operations or at all.

Results of Operations

We have not commenced operations and, therefore, revenues are minimal. Consequently, as is customary for a development stage company, we have incurred losses in each period from inception to June 30, 2004. We expect these losses to continue and to increase until operations commence with the planned opening of Wynn Las Vegas in April 2005. These losses will grow due to increasing pre-opening expenses as the Wynn Las Vegas project nears completion and construction of Wynn Macau progresses. The acceleration of these costs is expected and is included in the project budgets for Wynn Las Vegas and Wynn Macau. We do not expect that our operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter.

Although we ceased operations of our art gallery and the related retail store as of May 6, 2004, we intend to recommence these operations once Wynn Las Vegas resort operations have begun. We also intend to continue to operate our corporate aircraft. However, we expect that our operations will no longer include water revenues once the last Desert Inn golf course homeowners vacates their premises in September 2004. Regardless, we expect that the revenues associated with these incidental businesses will be immaterial compared to the revenues that will be associated with the lodging, gaming, dining, entertainment and retail operations of our casino resorts.

Results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

The Company’s development operations resulted in a net loss for the three and six months ended June 30, 2004, of approximately $41.9 million and $55.2 million, respectively, a 231% and 154% increase, respectively, over the net losses of approximately $12.7 million and $21.7 million for the three and six months ended June 30, 2003, respectively, due generally to increased development activities and the loss on early retirement of debt, partially offset by decreased depreciation and amortization expense as most buildings, except the parking garage, were fully depreciated by June 2003.

Our minimal revenues for the three and six months ended June 30, 2004 decreased compared to the same periods in the prior year, primarily as a result of the closure of the art gallery and its adjoining gift shop on May 6, 2004, and lower revenues received for personal use of corporate aircraft in the second quarter of 2004 compared to the prior year’s second quarter. Total expenses for the three months ended June 30, 2004 increased approximately $4.5 million, or 33%, to $18.2 million, as compared to $13.7 million for the three months ended June 30, 2003. Preopening costs increased by $5.3 million to $16.5 million for the three months ended June 30, 2004 as compared to $11.2 million for the second quarter of 2003. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as the development of Wynn Las Vegas and Wynn Macau progresses. The increase in pre-opening expenses was partially offset by reduced depreciation expenses in the 2004 periods compared to the 2003 periods due to fully depreciated buildings in 2003 as noted above.

For the six months ended June 30, 2004, total expenses were $33.8 million compared to $25.1 million for the same period in 2003, an increase of 35%. Preopening costs for the six months ended June 30, 2004 increased to $31.1 million compared to $20.2 million in 2003, primarily as preopening activities continue toward the scheduled April 2005 opening of Wynn Las Vegas. These preopening increases were offset by depreciation reductions as discussed above.

In addition to the above, during the three and six month periods ended June 30, 2004, we benefited from certain significant collections of former Desert Inn casino marker receivables. Consequently, our incidental operations resulted in a gain of approximately $4.0 and $4.2 million for the three and six months ended June 30, 2004, respectively. Accordingly, we reduced the carrying value of our land in these periods for these gains.

Other income (expense)-net for the three months ended June 30, 2004, decreased approximately $24.3 million to an expense of approximately $24.2 million from income of approximately $137,000 for the three months ended June 30, 2003, primarily as a result of an approximately $25.6 million loss on the early retirement of a portion of the 12% second mortgage notes due 2010 (the “Notes”) of Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. as discussed in “Liquidity and Capital Resources” below, attributable to the 112% redemption premium and writeoffs of unamortized original issue discount and debt issuance costs in June 2004. Also, there was a $2.3 million decrease in interest expense, offset by an approximately $1.0 million decrease in interest income. Lower interest income is primarily attributable to the decrease in cash from the net proceeds from equity and debt financing activity as the funds are being expended to construct Wynn Las Vegas, while the interest expense decreased due to increased capitalization of interest expense commensurate with the progress on the construction of Wynn Las Vegas.

Other income (expense)-net for the six months ended June 30, 2004, decreased to an expense of approximately $22.7 million from income of approximately $1.3 million for the six months ended June 30, 2003, primarily as a result of the partial redemption of the Notes discussed above and an approximately $4 million decrease in interest expense, offset by an approximately $2.3 million decrease in interest income. Lower interest income is primarily attributable to the decrease in cash from the net proceeds from equity and debt financing activity as the funds are being expended to construct Wynn Las Vegas, while the interest expense decreased due to increased capitalization of interest expense commensurate with the progress on the construction of Wynn Las Vegas.

Comprehensive income increased from a gain of $265,000 for the three months ended June 30, 2003, to a gain of approximately $18.2 million for the three months ended June 30, 2004, due to the increase in the fair value of our two interest rate swaps entered into during the second quarter of 2003. The six month gains of approximately $6.3 million and $265,000 for the 2004 and 2003 periods respectively were due primarily to the change in the fair values of these interest rate swaps. Our interest rate swaps have been designated by us as cash flow hedges in accordance with prevailing accounting regulations. As of June 30, 2004 and December 31, 2003, we recorded approximately $14.8 million and $8.8 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. The increase in fair value of $18.2 million recorded as a component of comprehensive income at June 30, 2004, was primarily due to higher short-term interest rates at June 30, 2004, compared to those rates at December 31, 2003. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Capital Resources and Commercial Commitments

At June 30, 2004, the Company had approximately $361.0 million of cash and cash equivalents. In addition, the Company had approximately $220.1 million in restricted cash and investments from the proceeds of its debt and equity financings. This amount is restricted in accordance with agreements governing the Company’s debt facilities, including $80 million restricted for a liquidity reserve and completion guarantee, $42.6 million for specified interest on the Notes, approximately $36.9 million restricted for the payment of the five remaining payments on the first three years of interest on our 6% convertible subordinated debentures (the “Debentures”) and approximately $2.5 million in cash restricted to collateralize certain construction insurance claims and sales tax deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

On May 12, 2004, pursuant to an effective shelf registration statement, we completed a public offering of seven million shares of our common stock, par value $0.01, at a price of $38.75 per share, which after underwriting discounts and commissions, generated net proceeds of approximately $268.2 million. We used a portion of the proceeds to redeem a portion of the Notes, and intend to use remaining net proceeds to help finance Wynn Macau and for general corporate purposes.

Financing for Wynn Las Vegas

As of June 30, 2004, approximately $1.6 billion of the total Wynn Las Vegas project cost, (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred. This was funded primarily from a combination of our cash on hand from contributed capital, proceeds from the initial public offering of our common stock and the Notes. The remaining $1.1 billion of Wynn Las Vegas project costs, including certain scope changes and planned expansion elements, are to be funded from the remaining net proceeds of the Notes, the proceeds of the Land Loan (described below) and additional borrowings under our other available debt facilities.

At June 30, 2004, we had approximately $708.7 million of outstanding debt, including the Debentures. There was no significant borrowing or repayment activity in the first quarter of 2004. As set forth in more detail below, during the quarter ended June 30, 2004, we borrowed under loan agreements and drew under our debt facilities a total of approximately $187.1 million to fund construction costs and capital purchases. We also redeemed approximately $122.4 million of the Notes. As of June 30, 2004, we have approximately $1.1 billion remaining available for future draws under our debt facilities. This availability, combined with our available restricted cash, will provide the funding necessary to complete the Wynn Las Vegas project.

Any delays or further scope change orders with respect to the Wynn Las Vegas project, however, could have a material adverse effect on our liquidity and operations. If we do not complete construction of Wynn Las Vegas by September 30, 2005, the lenders under certain of the agreements governing our credit facilities and the holders of the Notes will have the right to accelerate the indebtedness thereunder and exercise other rights and remedies against Wynn Las Vegas and the guarantors of the indebtedness. Any such acceleration would have a material adverse effect on us.

On May 3, 2004, the Company amended documents governing its credit facilities to release from certain development and other restrictions, the approximately 20 acres on which the remaining buildings of the former Desert Inn Resort and Casino currently stand (the “Phase II Land”). This allowed the Phase II Land to be used as security under the Land Loan (as defined below) and to be available for further development, including the expansion of the Wynn Las Vegas resort. The expansion will include an additional casino, hotel and related amenities, and remains subject to the design, budgeting and financing process.

In connection with the amendment to documents governing its credit facilities, on May 3, 2004, the Company borrowed $143.4 million (the “Land Loan”) under a credit agreement outside the previously existing debt agreements of Wynn Las Vegas, LLC. These amounts bear interest at London Interbank Offered Rate (“LIBOR”) plus 5.5%, will be used to fund a portion of the costs of the expansion of Wynn Las Vegas, and are secured by a first-priority security interest in the Phase II Land.

On June 14, 2004, pursuant to the indenture governing the Notes of Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (collectively, the “Issuers”), the Issuers redeemed approximately $122.4 million of the $370 million in aggregate principal amount of the Notes outstanding immediately prior to the redemption. The total price of the redemption was approximately $138.9 million, equal to 112.0% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest thereon. In connection with the redemption, the Company wrote off approximately $7 million of the unamortized original issue discount and approximately $3.9 million of unamortized deferred financing costs associated with the Notes. Accordingly, the Company recognized a loss on the early retirement of debt of approximately $25.6 million to reflect these writeoffs and the $14.7 million redemption premium.

In June 2004, Wynn Las Vegas, LLC drew approximately $9.7 million under its $250 million delay draw senior secured term loan facility (the “Term Loan Facility”) to provide for additional construction financing for Wynn Las Vegas. The Term Loan Facility is guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries (excluding Wynn Completion Guarantor, LLC, and Desert Inn Improvement Company, LLC) and certain of Valvino’s affiliates. The Term Loan Facility is also secured by a first priority security interest in a $30.0 million liquidity reserve account, a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, the Issuers and certain of their affiliates, first mortgages on all real property constituting Wynn Las Vegas, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E facility described below. The Term Loan Facility matures in October 2009 and, prior to the opening of Wynn Las Vegas, annual interest is charged on outstanding borrowings at LIBOR plus 5.5%. Subsequent to the opening of Wynn Las Vegas, the applicable interest rate will be adjusted based upon a leverage ratio. In addition, the Term Loan Facility requires quarterly payments on the unused available borrowings at an annual rate of 4%.

In June 2004, Wynn Las Vegas, LLC drew an additional $22.3 million under its $188.5 million FF&E facility (the “FF&E Facility”), increasing the outstanding balance at June 30, 2004 to approximately $60.3 million. The FF&E Facility provides financing for furniture, fixtures and equipment for Wynn Las Vegas. Obligations under the FF&E Facility are guaranteed by the same guarantors as those which guarantee the obligations under the Term Loan Facility, on a senior unsecured basis, mature in October 2009, and bear annual interest at LIBOR plus 4%. In addition, fees are charged on the unused available borrowings at an annual rate of 4%.

Wynn Las Vegas, LLC seeks to manage the interest rate risk associated with its variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Wynn Las Vegas, LLC’s interest rate swaps have been designated as cash flow hedges of its revolving credit facility, its Term Loan Facility and its FF&E Facility in accordance SFAS No. 133. As of June 30, 2004 and December 31, 2003, the Company recorded approximately $14.8 million and $8.8 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount Wynn Las Vegas, LLC would receive if these contracts were settled at these dates. Approximately $6.3 million of the increase in fair value of $6.0 million was recorded as a component of comprehensive income for the six months ended June 30, 2004, while approximately $300,000 was recorded as a component of interest cost. The net increase in the asset was primarily due to higher short-term interest rates at June 30, 2004, compared to those rates at December 31, 2003. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Financing for Wynn Macau

We have invested approximately $23.8 million in Wynn Macau, S.A. to date and, in addition, to date we have loaned a total of $35 million to Wynn Macau, S.A., bearing interest at 6.25% and payable on demand. We intend to invest or loan additional capital in Wynn Macau, S.A. to enable it to continue to fund the design, development and construction efforts. We have additional capital available from a portion of the net proceeds we received from the initial public offering of our common stock (including the overallotment option exercises) and from the sale of the Debentures. We intend to use the net proceeds from the sale of the Debentures (excluding $37 million remaining of the $44 million restricted for the payment of the first three years of interest on the Debentures) to help finance Wynn Macau. The minority investors in Wynn Macau are obligated, subject to certain limitations, to make additional capital contributions in proportion to their economic interests (17.5% in the aggregate) to fund the construction, development and other activities of Wynn Macau, S.A.

On June 4, 2004, the Company and Wynn Macau, S.A. entered into an underwriting agreement with Deutsche Bank AG, Hong Kong, and Société Générale Asia Limited, as Global Coordinating Lead Arrangers, for a fully underwritten senior bank facility of $397 million to finance the development and construction of the

Wynn Macau project. The underwritten senior debt facility includes a term loan in the amount of US$382 million, which may be borrowed in either Hong Kong dollars or US dollars (in an apportionment to be determined), and a working capital facility of HK$117 million (approximately US$15 million), which may be borrowed in either Macau patacas or Hong Kong dollars (in an apportionment to be determined). Subject to the satisfaction of certain conditions precedent, each of the Global Coordinating Lead Arrangers will underwrite the equivalent of US$198.5 million for Wynn Macau. It is currently anticipated that the term loan will have a term of seven years and that the working capital facility will have a term of three years, in each case from the date of signing of the definitive financing documentation. Wynn Macau, S.A. has agreed to pay customary fees and expenses in connection with the financing.

In addition, Wynn Macau, S.A. is required under the Macau concession agreement to obtain a 700 million pataca (approximately US $87.2 million as of June 30, 2004) bank guarantee for the period from the execution of the concession agreement until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately US $37.4 million as of June 30, 2004) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. Wynn Macau, S.A. currently has an uncollateralized bank guarantee from Banco National Ultramarino, S.A. in the required amount, which is expected to be replaced by another guarantee suitable under the concession agreement now that Wynn Macau, S.A. has commenced construction. Wynn Macau, S.A. currently pays a commission to the bank in the amount of 0.50% per year of the guarantee amount. The purpose of this bank guarantee is to guarantee Wynn Macau, S.A.’s performance under the concession agreement, including the payment of premiums, fines and any indemnity for failure to perform the concession agreement.

Other Liquidity Matters

New business developments or other unforeseen events may occur, which could result in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas and other international and domestic markets, whether through acquisition, investment or development. Any such development would require us to obtain additional financing. Furthermore, if completion of the Wynn Las Vegas or Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening of our casino resorts will increase correspondingly, thus requiring additional financing. In addition, we may choose to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

Our swap instruments have been designated by us as cash flow hedges in accordance with prevailing accounting regulations, and as of June 30, 2004 and December 31, 2003, the we recorded approximately $14.8 million and $8.8 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would receive if these contracts were settled at these dates. The increase in fair value of $6.3 million recorded as a component of comprehensive income for the six months ended June 30, 2004, offset by approximately $300,000 of interest cost was primarily due to higher short-term interest rates at June 30, 2004, compared to those rates at December 31, 2003. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the three and six months ended June 30, 2004, we incurred approximately $29.2 million and $55.6 million in interest. Approximately $213.4 million of our outstanding indebtedness at June 30, 2004 was based upon a variable, LIBOR rate plus a premium. It is estimated that a 1% increase in the LIBOR would have increased our interest cost by approximately $400,000 and $500,000, respectively.

Foreign Currency Risks

The currency used in Wynn Macau S.A.’s concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

Because Wynn Macau S.A.’s payment and expenditure obligations under the concession agreement are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau S.A. operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Wynn Macau S.A. intends to spend any Macau patacas received on local casino operating expenses. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau S.A.’s ability to service its debt, its results of operations and its financial condition.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company occasionally is a party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We have spent approximately $1.6 billion of funds in designing, developing, constructing and equipping Wynn Las Vegas, including the purchase of the Desert Inn Resort & Casino and our Global Express aircraft. These amounts have been funded, to date, by cash contributions from the members of Valvino, as well as the proceeds of the initial public offering of our common stock and Notes offerings. The use of the proceeds of our initial public offering and our offering of the Notes are discussed below.

Proceeds from our Initial Public Offering of Common Stock

In October 2002, we completed the initial public offering of our common stock and concurrently issued the Notes. Of the $465.3 million net proceeds from the initial public offering of our common stock (including the exercise of the over-allotment option) approximately $40 million has been retained by us to help finance Wynn Macau and for general corporate purposes and another $80 million was placed into required liquidity reserve and completion guarantee accounts and have not been used to date. The temporary investment of funds from the initial public offering earned approximately $9 million in interest, thus increasing the available funds from the offering of our common stock. All of the available funds from the proceeds of the offering of our common stock (excluding the $40 million retained for Wynn Macau and the $80 million completion guarantee and liquidity reserve), approximately $354.3 million, have been expended or incurred in the design, development and construction of Wynn Las Vegas.

Of the $354.3 million, approximately $144.6 million has been spent or incurred under the terms of the guaranteed maximum price contract with Wynn Las Vegas’ prime construction contractor and another $84.9 million was spent under other contracts or purchase orders for designing, developing, constructing and equipping Wynn Las Vegas or paying pre-opening expenses. In addition, approximately $86 million in transaction fees and expenses has been spent or incurred in obtaining our various other debt facilities and $38.8 million of interest costs have been incurred. We expended all of the available proceeds of our common stock offering and began using the proceeds of the offering of the Notes in November 2003.

Proceeds from the offering of our Notes

In October 2002, concurrent with the initial public offering of our common stock, we issued the Notes. We began using the $328.9 million in net proceeds of the Notes, after discount and commissions, in November 2003. Through June 30, 2004, we had expended or incurred approximately $301.4 million and received approximately $15.1 million of interest and other common stock offering proceeds to pay the Notes offering costs. As a result, at June 30, 2004 all but approximately $42.6 million of the Notes proceeds were exhausted. These remaining funds are required to be held for one year’s interest payment on the Notes.

Of the $301.4 million, approximately $184.4 million has been spent or incurred under the terms of the guaranteed maximum price contract with Wynn Las Vegas’ prime construction contractor and another $74.1 million was spent under other contracts or purchase orders for designing, developing, constructing and equipping Wynn Las Vegas or paying pre-opening expenses. In addition, $39.5 million of interest costs and $3.4 million in transaction fees and expenses in obtaining our various other debt facilities, have been incurred. The remaining net proceeds set aside for interest payments are temporarily invested in government-backed debt securities. Other than the interest reserve described above, we have utilized all the available proceeds of the Notes. Accordingly, in June 2004, we began borrowing under our bank credit facilities to continue construction of Wynn Las Vegas and to pay preopening and other expenses as expected.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 4, 2004. Three proposals were presented to a vote of the stockholders.

Proposal No. 1 – Election of Directors (Class II)

Director	Votes For	Votes Against	Voted Withheld
Stephen A. Wynn	66,788,720	0	400,237
Alvin V. Shoemaker	66,720,193	0	468,764
D. Boone Wayson	66,628,347	0	560,610
Stanley R. Zax	66,720,093	0	468,764

The following Class I directors remain in office with their term expiring in 2006 – Elaine P. Wynn, Ronald J. Kramer and John A. Moran. The following Class III directors remain in office with their term expiring in 2005 – Kazuo Okada, Robert J. Miller, Kiril Sokoloff and Allan Zeman.

Proposal No. 2 – A proposal to approve the Wynn Resorts, Limited Annual Performance Based Incentive Plan for Executive Officers.

Votes For	Votes Against	Voted Withheld
66,852,827	304,064	32,065

Proposal No. 3 – Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants.

Votes For	Votes Against	Voted Withheld
66,765,657	413,516	6,784

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

*10.1	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.

10.2	Second Amendment to Credit Agreement and Limited Waiver, dated as of May 3, 2004, among Wynn Las Vegas, LLC, the guarantors and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the lenders to such credit agreement. (3)

10.3	Third Amendment to Loan Agreement, dated as of May 3, 2004, among Wynn Las Vegas, LLC, the guarantors, Wells Fargo Bank Nevada, as collateral agent and the lenders party thereto. (3)

10.4	Credit Agreement, dated as of May 3, 2004, among Bora Bora, LLC, the several lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent. (3)

10.5	Driving Range Lease, dated as of May 3, 2004, between Bora Bora, LLC as lessor and Wynn Las Vegas, LLC, as lessee. (3)

10.6	Office Building Lease, dated as of May 3, 2004, between Bora Bora, LLC as lessor and Wynn Las Vegas, LLC, as lessee. (3)

10.7	Equity Underwriting Agreement, dated May 7, 2004, between Wynn Resorts, Limited and Deutsche Bank Securities, Inc., as representative of the several underwriters. (4)

*10.8	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.

*10.9	Underwriting Agreement, dated June 1, 2004, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A., and Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited, as global coordinating lead arrangers.

*10.10	Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of May 10, 2004, between Wynn Resorts (Macau) S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 5, 2004.
(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 12, 2004

(b) Reports on Form 8-K

On April 20, 2004, the Company filed a Current Report on Form 8-K dated April 15, 2004, stating that all actions related to the litigation involving Valvino Lamore, LLC’s ownership of the Desert Inn golf course and the residential lots around the golf course were dismissed with prejudice on April 15, 2004.

On April 30, 2004, the Company filed a Current Report on form 8-K dated April 30, 2004, containing additional information on certain related party transactions and on audit fees to supplement the Company’s proxy statement dated April 19, 2004.

On May 5, 2004, the Company filed a Current Report on Form 8-K dated May 3, 2004, that attached and incorporated by reference a press release announcing certain expansion plans for its Wynn Las Vegas resort, and certain amendments to the Company’s existing indebtedness, and signing of a credit agreement by Bora Bora, LLC, a new subsidiary of the registrant.

On May 12, 2004, the Company filed a Current Report on Form 8-K dated May 4, 2004, that attached and incorporated by reference a press release announcing the appointment of Kiril Sokoloff to the Company’s Board of Directors. Also attached and incorporated by reference was a press release announcing the commencement of a public offering of the Company’s common stock.

On May 13, 2004, the Company filed a Current Report on Form 8-K dated May 12, 2004, that attached and incorporated by reference a press release announcing the completion of a public offering of 7,000,000 shares of its common stock.

On May 20, 2004, the Company filed a Current Report on Form 8-K dated May 13, 2004, announcing that Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. were exercising their right to redeem $122,420,000 in aggregate principal amount of their 12% Second Mortgage Notes due 2010.

On June 10, 2004, the Company filed a Current Report on Form 8-K dated May 31, 2004, announcing the enactment of anticipated legislation in Macau, the execution of certain agreements for the financing of Wynn Macau and general Macau project updates.

On June 22, 2004, the Company filed a Current Report on Form 8-K dated June 14, 2004, announcing that Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. completed the redemption of $122,420,000 in aggregate principal amount of their 12% Second Mortgage Notes due 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 3, 2004	By	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)