Form 10-Q/A
period 2004-06-30
WYNN RESORTS LTD
filed 2004-08-04
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Explanatory Note

Due to inadvertent vendor error, the Quarterly Report on Form 10-Q (the “Quarterly Report”) filed on behalf of the Registrant on August 3, 2004 was not the correct version of the Quarterly Report. This Amendment No. 1 on Form 10-Q/A is the correct version.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,		From Inception to June 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss accumulated during the development stage	$(55,167)	$(21,683)	$(164,114)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	1,824	4,353	28,709
Minority interest	(1,054)	(1,693)	(5,049)
Amortization of deferred compensation	1,826	1,500	5,287
Amortization of deferred financing costs	17,426	628	30,297
(Gain) / loss on sale of assets	512	(5)	708
Incidental operations	4,163	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	70	125	7,973
Inventories and prepaid expenses	(81)	(341)	(1,325)
Accounts payable and accrued expenses	2,285	(46)	13,874

Net cash provided used in operating activities	(28,196)	(17,162)	(72,697)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(441,038)	(132,000)	(1,006,827)
Restricted cash and investments	180,287	146,562	(220,145)
Other assets	(14,085)	(1,401)	(30,628)
Proceeds from sale of equipment	38	5	9,775

Net cash provided by (used in) investing activities	(274,798)	13,166	(1,518,543)

Cash flows from financing activities:
Equity contributions	—	—	675,007
Equity distributions	—	—	(110,482)
Exercise of stock options	—	—	83
Proceeds from issuance of common stock	271,250	45,000	808,094
Third party fees	(3,145)	(204)	(40,703)
Macau minority contributions	—	—	5,050
Proceeds from issuance of long-term debt	187,138	—	943,472
Principal payments of long-term debt	(122,481)	(18)	(276,104)
Payment of deferred financing costs	(10,311)	(975)	(82,168)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash provided by financing activities	322,451	43,803	1,952,249

Cash and cash equivalents:
Increase in cash and cash equivalents	19,457	39,807	361,009
Balance, beginning of period	341,552	109,644	—

Balance, end of period	$361,009	$149,451	$361,009

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

10. Subsequent Events

Corporate Aircraft Transactions

As discussed in Note 6. Property and Equipment, in June 2004, the Company completed the purchase of the BBJ aircraft. To finance the purchase, the Company intends to amend its FF&E Facility to increase the available commitments thereunder to $195.5 million from the previous $188.5 million and will draw upon the $7 million of increased availability. In addition, the Company sold its Global Express aircraft in August 2004 for $33.0 million. The remaining $3.5 million for the purchase price of the new aircraft was funded from existing corporate cash.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(55,167)	$(41,801)	$(86,583)	$228	$(7,718)	$135,874	$(55,167)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	38	444	1,202	—	140	—	1,824
Minority interest	—	—	—	—	—	(1,054)	(1,054)
Amortization of deferred compensation	1,826	—	—	—	—	—	1,826
Amortization of deferred financing costs	360	17,066	—	—	—	—	17,426
(Gain) / Loss on sale of assets	—	—	512	—	—	—	512
Equity in loss of subsidiaries	50,353	645	83,822	—	—	(134,820)	—
Incidental operations	—	—	4,085	—	78	—	4,163
Increase (decrease) in cash from changes in:
Receivables, net	36	9	27	—	(2)	—	70
Inventories and prepaid expenses	(93)	(1,061)	1,018	—	55	—	(81)
Accounts payable and accrued expenses	(341)	1,615	102	—	909	—	2,285

Net cash provided by (used in) operating activities	(2,988)	(23,083)	4,185	228	(6,538)	—	(28,196)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(17)	(356,361)	(26,344)	—	(58,316)	—	(441,038)
Restricted cash and Investments	—	225,757	—	7,272	(52,742)	—	180,287
Other assets	(5,000)	(11,307)	2,216	—	6	—	(14,085)
Intercompany balances	(242,031)	253,705	22,101	(7,500)	(26,275)	—	—
Proceeds from sale of equipment	—	—	38	—	—	—	38

Net cash provided by (used in) investing activities	(247,048)	111,794	(1,989)	(228)	(137,327)	—	(274,798)

Cash flows from financing activities:
Proceeds from issuance of common stock	271,250	—	—	—	—	—	271,250
Third party fees	(3,145)	—	—	—	—	—	(3,145)
Principal payments of long-term debt	—	(122,420)	(20)	—	(41)	—	(122,481)
Proceeds from issuance of long-term debt	—	32,038	—	—	155,100	—	187,138
Deferred financing costs	(479)	—	—	—	(9,832)	—	(10,311)

Net cash provided by (used in) financing activities	267,626	(90,382)	(20)	—	145,227	—	322,451

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	17,590	(1,671)	2,176	—	1,362	—	19,457
Balance, beginning of period	328,745	18,236	(7,326)	—	1,897	—	341,552

Balance, end of period	$346,335	$16,565	$(5,150)	$—	$3,259	$—	$361,009

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(164,114)	$(65,774)	$(198,818)	$472	$(31,067)	$295,187	$(164,114)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	58	627	25,813	—	2,211	—	28,709
Minority interest	—	—	—	—	—	(5,049)	(5,049)
Amortization of deferred compensation	5,287	—	—	—	—	—	5,287
Amortization of deferred financing costs	723	29,574	—	—	—	—	30,297
(Gain) / Loss on sale of fixed assets	—	—	639	—	69	—	708
Equity in loss of subsidiaries	143,922	4,529	141,687	—	—	(290,138)	—
Incidental operations	—	—	10,865	—	78	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	—	(1)	7,981	—	(7)	—	7,973
Inventories and prepaid expenses	(297)	(1,308)	284	—	(4)	—	(1,325)
Accounts payable and accrued expenses	7,965	12,663	(8,498)	—	1,744	—	13,874

Net cash provided by (used in) operating activities	(6,456)	(19,690)	(20,047)	472	(26,976)	—	(72,697)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	—	(270,718)
Capital expenditures, net of construction payables	(449)	(796,938)	(135,362)	—	(74,078)	—	(1,006,827)
Restricted cash and Investments	—	(80,063)	(23)	(36,996)	(103,063)	—	(220,145)
Investment in subsidiaries	(641,318)	(11,925)	(551,868)	—	—	1,205,111	—
Other assets	(5,000)	(22,259)	(3,369)	—	—	—	(30,628)
Intercompany balances	(615,700)	481,148	117,865	(7,500)	14,170	10,017	—
Proceeds from sale of equipment	—	—	1,858	—	7,917	—	9,775

Net cash used in investing activities	(1,262,467)	(430,037)	(841,617)	(44,496)	(155,054)	1,215,128	(1,518,543)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	44,024	35,012	(1,215,128)	675,007
Equity distributions	—	—	(110,482)	—	—	—	(110,482)
Exercise of stock options	83	—	—	—	—	—	83
Proceeds from issuance of common stock	808,094	—	—	—	—	—	808,094
Third party fees	(29,903)	—	(10,800)	—	—	—	(40,703)
Macau minority contributions	—	—	—	—	5,050	—	5,050
Proceeds from issuance of long-term debt	250,000	413,372	125,000	—	155,100	—	943,472
Principal payments of long-term debt	—	(122,420)	(153,643)	—	(41)	—	(276,104)
Deferred financing costs	(9,136)	(61,735)	(1,465)	—	(9,832)	—	(82,168)
Proceeds from issuance of related party loan	—	—	100,000	—	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	—	(70,000)

Net cash provided by financing activities	1,615,258	466,292	856,514	44,024	185,289	(1,215,128)	1,952,249

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	346,335	16,565	(5,150)	—	3,259	—	361,009
Balance, beginning of period	—	—	—	—	—	—	—

Balance, end of period	$346,335	$16,565	$(5,150)	$—	$3,259	$—	$361,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Forward-Looking Statements” below.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q/A contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities, including our opportunity in Macau, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-Q/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, those relating to competition in the casino/hotel and resorts industry, completion of our Wynn Las Vegas and Wynn Macau casino resorts on time and within budget, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our dependence on Stephen A. Wynn and existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome, may have on the travel and leisure industry and the consequences of the war in the Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

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

Proposal No. 2 – A proposal to approve the Wynn Resorts, Limited Annual Performance Based Incentive Plan for Executive Officers.

Votes For	Votes Against	Voted Withheld
66,852,827	304,064	32,065

Proposal No. 3 – Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants.

Votes For	Votes Against	Voted Withheld
66,765,657	413,516	6,784

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC. (3)

10.2	Second Amendment to Credit Agreement and Limited Waiver, dated as of May 3, 2004, among Wynn Las Vegas, LLC, the guarantors and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the lenders to such credit agreement. (4)

10.3	Third Amendment to Loan Agreement, dated as of May 3, 2004, among Wynn Las Vegas, LLC, the guarantors, Wells Fargo Bank Nevada, as collateral agent and the lenders party thereto. (4)

10.4	Credit Agreement, dated as of May 3, 2004, among Bora Bora, LLC, the several lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent. (4)

10.5	Driving Range Lease, dated as of May 3, 2004, between Bora Bora, LLC as lessor and Wynn Las Vegas, LLC, as lessee. (4)

10.6	Office Building Lease, dated as of May 3, 2004, between Bora Bora, LLC as lessor and Wynn Las Vegas, LLC, as lessee. (4)

10.7	Equity Underwriting Agreement, dated May 7, 2004, between Wynn Resorts, Limited and Deutsche Bank Securities, Inc., as representative of the several underwriters. (5)

10.8	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (3)

10.9	Underwriting Agreement, dated June 1, 2004, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A., and Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited, as global coordinating lead arrangers. (3)

10.10	Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of May 10, 2004, between Wynn Resorts (Macau) S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited. (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(3)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 5, 2004.
(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 12, 2004.

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

WYNN RESORTS, LIMITED

Dated: August 4, 2004	By	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)