Form 10-Q
period 2004-09-30
WYNN RESORTS LTD
filed 2004-11-04
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2004
Common stock, $0.01 par value	90,522,817

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Three and nine months ended September 30, 2004 and 2003, and the period from inception to September 30, 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2004 and 2003, and the period from inception to September 30, 2004	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signature		42

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,246	$341,552
Restricted cash and investments	5,880	58,312
Receivables, net	145	78
Inventories	657	204
Prepaid expenses	3,152	2,201

Total current assets	219,080	402,347

Restricted cash and investments	388,287	342,120
Property and equipment, net	1,696,511	897,815
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	58,491	59,265
Macau Concession, net	51,400	—
Other assets	48,815	24,376

Total assets	$2,469,984	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$708	$41
Accounts and construction payables	80,404	49,754
Accrued interest	17,792	16,813
Accrued compensation and benefits	6,357	3,378
Accrued expenses and other current liabilities	28,891	1,190

Total current liabilities	134,152	71,176

Construction retention	55,017	23,846
Long-term debt	1,002,277	635,432
Other long-term liabilities	33,600	—

Total liabilities	1,225,046	730,454

Minority interest	—	1,054

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 90,326,844 and 82,168,484 shares issued and outstanding	903	820
Additional paid-in capital	1,430,309	1,110,813
Deferred compensation - restricted stock	(5,309)	(9,664)
Accumulated other comprehensive income	5,854	8,793
Deficit accumulated from inception during the development stage	(186,819)	(108,947)

Total stockholders’ equity	1,244,938	1,001,815

Total liabilities and stockholders’ equity	$2,469,984	$1,733,323

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception to September 30, 2004
	2004	2003	2004	2003
Revenues:
Airplane	$—	$—	$—	$—	$804
Art gallery	—	84	98	236	729
Retail	—	83	93	232	668
Water	1	5	4	10	51

Total revenue	1	172	195	478	2,252

Expenses:
Pre-opening costs	21,525	12,446	52,543	32,464	141,013
Depreciation and amortization	1,904	638	3,727	4,990	30,612
(Gain) / Loss on sale of assets	63	1	575	(4)	771
Selling, general and administrative	5	193	297	445	1,924
Facility closure expenses	—	—	—	—	1,579
Cost of water	(7)	15	5	49	338
Cost of retail sales	—	40	63	114	343
Loss from incidental operations	725	113	725	328	3,239

Total expenses	24,215	13,446	57,935	38,386	179,819

Operating loss	(24,214)	(13,274)	(57,740)	(37,908)	(177,567)

Other income (expense):
Interest expense, net	(336)	(4,878)	(533)	(9,031)	(11,506)
Interest income	1,844	2,694	4,975	8,105	22,833
Loss on early retirement of debt	—	—	(25,628)	—	(25,628)

Other income (expense), net	1,508	(2,184)	(21,186)	(926)	(14,301)

Minority interest	—	615	1,054	2,309	5,049

Net loss accumulated during the development stage	(22,706)	(14,843)	(77,872)	(36,525)	(186,819)
Change in fair value of interest rate swaps	(8,925)	5,464	(2,938)	5,729	5,854

Comprehensive loss	$(31,631)	$(9,379)	$(80,810)	$(30,796)	$(180,965)

Basic and diluted earnings per common share:
Net income:
Basic	$(0.26)	$(0.18)	$(0.92)	$(0.46)	$(3.26)
Diluted	$(0.26)	$(0.18)	$(0.92)	$(0.46)	$(3.26)
Weighted average common shares outstanding:
Basic	88,063	80,834	84,543	78,955	57,333
Diluted	88,063	80,834	84,543	78,955	57,333

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,		From Inception to September 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss accumulated during the development stage	$(77,872)	$(36,525)	$(186,819)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	3,727	4,990	30,612
Minority interest	(1,054)	(2,309)	(5,049)
Amortization of deferred compensation	2,738	2,413	6,199
Amortization of deferred financing costs	20,075	9,535	32,946
(Gain) / loss on sale of assets	575	(4)	771
Incidental operations	4,163	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	(67)	(23)	7,836
Inventories and prepaid expenses	(1,404)	(522)	(2,648)
Accounts payable and accrued expenses	14,203	14,921	25,792

Net cash used in operating activities	(34,916)	(7,524)	(79,417)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(731,736)	(250,666)	(1,297,523)
Restricted cash and investments	6,265	211,429	(394,167)
Other assets	(22,178)	(2,417)	(38,721)
Proceeds from sale of equipment	33,868	6	43,605

Net cash used in investing activities	(713,781)	(41,648)	(1,957,524)

Cash flows from financing activities:
Equity contributions	—	—	675,007
Equity distributions	—	—	(110,482)
Exercise of stock options	213	—	295
Proceeds from issuance of common stock	271,250	45,000	808,094
Third party fees	(3,283)	(204)	(40,841)
Macau minority contributions	—	—	5,049
Proceeds from issuance of long-term debt	480,955	250,000	1,237,289
Principal payments of long-term debt	(122,616)	(28)	(276,239)
Payment of deferred financing costs	(10,128)	(8,666)	(81,985)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash provided by financing activities	616,391	286,102	2,246,187

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(132,306)	236,930	209,246
Balance, beginning of period	341,552	109,644	—

Balance, end of period	$209,246	$346,574	$209,246

The accompanying condensed notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and consummated an initial public offering on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 (date of inception) as a Nevada limited liability company to acquire land and design, develop and finance the Company’s first casino resort in Las Vegas, Nevada, hereafter referred to as “Wynn Las Vegas”. In June 2002, Valvino’s majority owned indirect subsidiary, Wynn Resorts (Macau), S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. Wynn Macau, S.A.’s first casino resort in Macau is hereafter referred to as “Wynn Macau.”

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. Hereafter, all references to “Wynn Resorts,” or the “Company” refer to Wynn Resorts and its subsidiaries, or Valvino and its subsidiaries, as its predecessor company.

Basis of Presentation

The Company has spent significant amounts of money in connection with its development activities, primarily for the acquisition of land and other assets and the design, financing and construction of Wynn Las Vegas, and in obtaining the gaming and land concessions in Macau, as well as the design, financing and construction of Wynn Macau. The Company has not commenced its casino resort operations and therefore revenues are minimal. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to September 30, 2004. Management expects these losses to continue and to increase until operations have commenced with the planned opening of Wynn Las Vegas in April 2005. The acceleration of these costs was anticipated and is included in the project budgets for Wynn Las Vegas and Wynn Macau.

As a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in the development and construction phases and in operating casino gaming facilities, including but not limited to maintaining compliance with debt covenants, receiving the appropriate permits for particular construction activities, securing state and local gaming licenses for the ownership and operation of Wynn Las Vegas and maintaining ongoing suitability requirements in Nevada and Macau, as well as fulfilling the requirements of Macau’s developing gaming regulatory framework. Completion of the Wynn Las Vegas and Wynn Macau projects is dependent upon compliance with these rules and regulations.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on the previously reported net loss accumulated during the development stage.

2. Acquisition of Minority Interest

In September 2004, the Company acquired all of the 17.5% indirect ownership interests in Wynn Macau, S.A. held by third parties, in exchange for 1,333,333 shares of Wynn Resorts’ common stock. Mr. Wong Chi Seng, one of the third parties, retained a direct 10% voting interest in Wynn Macau, S.A. and agreed to continue to serve as Executive Director. Mr. Wong’s shares provide in the aggregate a nominal preferential annual dividend and capital distribution rights of up to one Macau pataca (US$0.12). As a result of the acquisition, Wynn Macau, S.A. effectively became a wholly-owned indirect subsidiary of Wynn Resorts.

The average price of the Company’s common stock around August 31, 2004 (the deemed effective date of the acquisition), was $38.69 per share. The excess of the purchase price of the minority interests over the net liabilities assumed plus the value of the stock exchanged, less the costs to register the shares, was approximately $51.4 million. Because the fair value of the assets acquired and the liabilities assumed by the Company approximated their carrying value, the $51.4 million was preliminarily allocated to the intangible asset representing the Macau gaming concession. The gaming concession intangible will be amortized over the 20-year life of the concession.

3. Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For all periods presented, the Company has recorded net losses. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at September 30, 2004 because including them would have been anti-dilutive, included 2,140,750 shares under stock options, 1,328,061 shares under non-vested restricted stock grants and 10,869,550 shares under the assumed conversion of the Company’s 6% convertible subordinated debentures due 2015 (the “Debentures”). At September 30, 2003, potentially dilutive but excluded securities include 1,430,000 shares under stock options, 1,328,061 shares under non-vested restricted stock grants and 10,869,550 shares under the assumed conversion of the Debentures.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Employee Stock-Based Compensation

As of September 30, 2004, the Company had a stock-based employee compensation plan to provide incentive compensation for directors, officers, key employees and consultants. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception to September 30 2004
	2004	2003	2004	2003
Net loss as reported	$(22,706)	$(14,843)	$(77,872)	$(36,525)	$(186,819)
Less: total stock-based employee compensation determined under the fair-value based method for all awards	(434)	(888)	(2,690)	(1,205)	(4,992)

Proforma net loss	$(23,140)	$(15,731)	$(80,562)	$(37,730)	$(191,811)

Basic and diluted loss per share:
As reported	$(0.26)	$(0.18)	$(0.92)	$(0.46)	$(3.26)

Proforma	$(0.26)	$(0.19)	$(0.95)	$(0.48)	$(3.35)

5. Supplemental Disclosure of Cash Flow Information

Amortization of deferred compensation related to employees dedicated to the construction of the Wynn Las Vegas and Wynn Macau projects and capitalized into construction in progress for the nine months ended September 30, 2004 and 2003, and for the period from inception to September 30, 2004, totaled approximately $1.6 million, $2.4 million and $3.9 million, respectively.

Acquisitions during the nine months ended September 30, 2004 financed with short and long-term liabilities, are approximately $53.8 million relating to the leasehold interest in the land on which Wynn Macau is being constructed and approximately $4.4 million relating to production rights purchased for Avenue Q, as discussed in Note 9. Commitments and Contingencies.

Common stock issued during the nine months ended September 30, 2004 for the acquisition of the minority interest preliminarily allocated to the value of the Macau gaming concession totaled $51.4 million.

The decrease in the fair value of interest rate swaps accounted for as cash flow hedges for the nine months ended September 30, 2004 totaled approximately $2.9 million. The increase in the fair value of interest rate swaps accounted for as cash flow hedges for the nine months ended September 30, 2003 and for the period from inception to September 30, 2004, totaled approximately $5.7 million and $5.9 million, respectively.

Aircraft purchases financed by debt totaled approximately $21.7 million, $0 and $50.2 million for the nine months ended September 30, 2004 and 2003, and the period from inception to September 30, 2004, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advances and loans made by shareholders that were subsequently converted to contributed capital amounted to $0, $0 and $32.8 million for the nine months ended September 30, 2004 and 2003, and the period from inception to September 30, 2004, respectively.

During the period from inception to September 30, 2004, the Company acquired the Desert Inn Water Company, LLC, and $6.4 million of receivables originally recorded as due from a related party on the balance sheet were reclassified as water rights owned by the Company. No such amounts were recorded during the nine months ended September 30, 2004 and 2003.

During the period from inception to September 30, 2004, the Company reduced the recorded amount of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Desert Inn Resort & Casino (the “Desert Inn”) purchase in June 2000. No such amounts were recorded during the nine months ended September 30, 2004 and 2003.

6. Related Party Transactions

The Company periodically incurs costs on behalf of Stephen A. Wynn, the Company’s Chairman of the Board, Chief Executive Officer and one of its principal stockholders (“Mr. Wynn”) and other executive officers of the Company, including costs with respect to their personal use of corporate aircraft. Mr. Wynn and these other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At September 30, 2004 and December 31, 2003, the Company’s net liability to Mr. Wynn and other officers was approximately $97,000 and $60,000, respectively.

Until it was closed on May 6, 2004, the Company operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of artwork owned by Mr. and Mrs. Wynn. Under the terms of the Art Rental and Licensing Agreement (the “Art Agreement”) under which The Wynn Collection was exhibited at the time the art gallery was closed, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1), and the Company was entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection.

On August 6, 2004, the Art Agreement was amended to set forth the terms and conditions under which The Wynn Collection will be exhibited at Wynn Las Vegas effective upon the opening of the new resort (planned for April 2005). The terms of the amended Art Agreement are substantially the same as the terms under which the Company most recently had displayed The Wynn Collection in the gallery in the former Desert Inn, including an annual rental of one dollar ($1) for all of the leased works.

On August 6, 2004, the Company also entered into agreements with Mr. Wynn that confirm and clarify the Company’s rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating, the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted the Company the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On August 6, 2004, the Company also extended the term of Mr. Wynn’s employment agreement for an additional ten years, until October 24, 2017. The employment agreement is co-terminus with the Rights of Publicity License described above. The other material terms of Mr. Wynn’s employment agreement remain unchanged.

During the three and nine months periods ended September 30, 2004 and 2003, the Company leased or rented office space, automobiles and two apartments, typically on a month-to-month basis, from certain minority investors in Wynn Macau, S.A. The office space was leased through February 2004 for approximately $5,500 per month, the apartments were rented for approximately $3,500 per month and automobiles were rented on an as-needed basis.

7. Property and Equipment

Property and equipment as of September 30, 2004 and December 31, 2003, consist of the following (amounts in thousands):

	September 30, 2004	December 31, 2003
Land	$353,544	$288,422
Leasehold interest in land	57,186	—
Airplanes	55,587	38,000
Buildings and improvements	—	15,879
Parking garage	1,041	1,041
Furniture, fixtures and equipment	9,328	6,455
Construction in progress	1,224,062	570,988

	1,700,748	920,785
Less: accumulated depreciation	(4,237)	(22,970)

	$1,696,511	$897,815

In July 2004, the Company purchased certain land and buildings across Sands Avenue from Wynn Las Vegas. The purchase price for the land and buildings was $45 million. The current carrying value of the land of approximately $46.2 million includes the purchase price plus transaction and other costs incurred in preparing the property for development as a parking facility.

During the third quarter of 2004, the Company began the demolition of the remaining buildings of the former Desert Inn. Accordingly, the Company wrote off $15.8 million of both the cost and the associated accumulated depreciation of the buildings and improvements constituting the former Desert Inn. The Company also sold its Global Express aircraft in August 2004 for $33.0 million.

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas and Wynn Macau projects.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Long-Term Debt

Long-term debt as of September 30, 2004 and December 31, 2003, consists of the following (amounts in thousands):

	September 30, 2004	December 31, 2003
12 % Second Mortgage Notes, net of original issue discount of approximately $13.6 million and $22.8 million, respectively due November 1, 2010; effective interest at approximately 12.9%	$233,973	$347,220
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
$250 Million Delay Draw Term Loan Facility; interest at LIBOR plus 5.5% (approximately 7.3%)	250,000	—
Land Loan; interest at LIBOR plus 5.5% (approximately 7.3%)	143,400	—
$198.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.8% and 5.2%, respectively)	70,309	38,000
$800 Million Revolving Credit Facility; interest at LIBOR plus 4% (approximately 5.8%)	40,247	—
Note payable - Aircraft; interest at 5.67%	14,833	—
Note payable - Land Parcel; at 8%	223	253

	1,002,985	635,473
Current portion of long-term debt	(708)	(41)

	$1,002,277	$635,432

Corporate Aircraft Note

To finance certain enhancements to the aircraft purchased in May 2004, the Company borrowed an additional $3.3 million under a previously existing 5.67% interest-bearing note. The note in the aggregate principal amount of $15 million, requires monthly payments of principal and interest totaling approximately $124,000 through June 2011, reducing to approximately $27,000 for July through September 2011. There are also balloon payments due in June and September of 2011 of approximately $7.5 and $2.1 million, respectively. The note is secured by a lien on the aircraft.

Wynn Las Vegas Credit Facilities

During the third quarter of 2004, the Company drew the remaining approximately $240.3 million of available borrowings under its $250 million delay draw senior secured term loan facility (the “Term Loan Facility”). The proceeds were applied to Wynn Las Vegas’ construction costs. The Term Loan Facility is guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries (excluding Wynn Completion Guarantor, LLC, and Desert Inn Improvement Company, LLC) and certain of Valvino’s affiliates. The Term Loan Facility also is secured by a first priority security interest in a $50 million completion guarantee and a $30.0 million liquidity reserve account; a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) and certain of their affiliates; first mortgages on all real property constituting Wynn Las Vegas, and a second priority security interest on the furniture, fixtures and equipment securing the FF&E facility described below. The Term Loan Facility matures in October 2009 and, prior to the opening of Wynn Las Vegas, annual

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

interest is charged on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus 5.5%. Subsequent to the opening of Wynn Las Vegas, the applicable interest rate is subject to adjustment based upon the Company’s leverage ratio.

During the third quarter of 2004, the Company amended its $188.5 million FF&E facility (the “FF&E Facility”) to increase the available commitments thereunder to $198.5 million and borrowed the $10 million of increased availability to partially replenish cash balances used to purchase a corporate aircraft in June 2004. The FF&E Facility provides financing for furniture, fixtures and equipment for Wynn Las Vegas. Obligations under the FF&E Facility are guaranteed by the same guarantors as those which guarantee the obligations under the Term Loan Facility, on a senior unsecured basis. The FF&E Facility matures in October 2009, and annual interest is charged on outstanding borrowings at LIBOR plus 4%. In addition, fees are charged on the unused available borrowings at an annual rate of 4%.

During the third quarter of 2004, the Company amended its bank credit facilities to increase the $750 million senior secured revolving credit facility (the “Revolver”) by $50 million to finance the purchase of certain land and buildings across Sands Avenue from Wynn Las Vegas. The purchase price was $45 million, and transaction, closing and certain other expected future costs, including interest, increased the required funding by an additional $5 million. During the third quarter of 2004, the Company began borrowing under the Revolver. The Revolver is guaranteed by Wynn Resorts as the parent company, Valvino and its subsidiaries (excluding Wynn Completion Guarantor, LLC, and Desert Inn Improvement Company, LLC) and certain of Valvino’s affiliates. The Revolver also is secured by a first priority security interest in a $50 million completion guarantee and a $30.0 million liquidity reserve account; a first priority pledge of all equity interests in, and a first priority security interest in substantially all the assets of, the Issuers and certain of their affiliates; first mortgages on all real property constituting Wynn Las Vegas; and a second priority security interest on the furniture, fixtures and equipment securing the FF&E Facility described above. The Revolver matures in October 2008 and, prior to the opening of Wynn Las Vegas, annual interest is charged on outstanding borrowings at LIBOR plus 4%. Subsequent to the opening of Wynn Las Vegas, the applicable interest rate is subject to adjustment based upon the Company’s leverage ratio. In addition, fees are charged on the unused available borrowings at an annual rate of 2%.

Wynn Las Vegas Interest Rate Swaps

The Company seeks to manage the interest rate risk associated with its variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company’s interest rate swaps have been designated as cash flow hedges of its Revolver, its Term Loan Facility and its FF&E Facility in accordance SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As of September 30, 2004 and December 31, 2003, the Company recorded approximately $5.9 million and $8.8 million in other assets, respectively, to reflect the fair value of the hedges. The $2.9 million decrease in the fair value during the nine months ended September 30, 2004 was recorded as a component of comprehensive income. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Wynn Macau Credit Facilities

On September 14, 2004, the Company completed the financing for the design, development, construction and pre-opening expenses of Wynn Macau. Wynn Macau, S.A. executed a definitive credit agreement (the “CTA”) and related ancillary agreements for a senior secured bank facility of $397 million. The senior secured

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

bank facility consists of term loan facilities in the amount of $382 million (which will be borrowed in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117 million (approximately US$15 million as of September 30, 2004).

As described in more detail below, the term loans will not be drawn until previously funded base equity of $230 million and scheduled subordinated funding of $122 million have been expended for the construction and development of Wynn Macau. Commencing on September 14, 2007, the principal amount of the term loans is required to be repaid in quarterly installments. During the third year of the loan, 3.75% of the principal is due, during the fourth year of the loan, 10.00% of the principal is due, during the fifth year of the loan, 27.00% of the principal is due, during the sixth year of the loan, 29.00% of the principal is due, and during the seventh year of the loan, 30.25% of the principal is due. The term loans will mature on September 14, 2011, with annual interest charged at LIBOR or the Hong Kong Interbank Offered Rate (“HIBOR”) (as denominated) plus 3.5%. The working capital facility will expire on September 14, 2007 and borrowings under it are charged annual interest at HIBOR plus 2.5%.

The loans are secured by a collateral package consisting of a first priority security interest in substantially all of the assets of Wynn Macau, S.A. In addition, certain subsidiaries of Wynn Resorts that are direct or indirect shareholders of Wynn Macau, S.A. have executed a guarantee of the loans and pledged their shares in Wynn Macau, S.A. or upstream intermediate companies, as the case may be, as additional security for repayment of the loans.

To satisfy the base equity requirement, Wynn Resorts has directly contributed and, through Wynn Group Asia, Inc. (“Wynn Asia”) loaned, a total of $230 million of cash to Wynn Macau, S.A., including amounts spent to date on Wynn Macau and $50 million deposited with Banco National Ultramarino, S.A. (“BNU”) as collateral for a bank guarantee (See Note 9. Commitments and Contingencies). In addition, simultaneously with the loan signing, Wynn Asia, a subsidiary of Wynn Resorts, entered into a Note Purchase Agreement with Wynn Macau, S.A. pursuant to which Wynn Asia will purchase $122 million in subordinated notes to be issued by Wynn Macau, S.A.. The subordinated notes will be secured by a third priority security interest in the collateral package described above. Proceeds of the contributions and loans and the subordinated notes must be expended for Wynn Macau project costs prior to borrowing under the term loans. In addition, the Company provided $30 million of contingent funds that are available to pay additional costs of construction, if necessary.

The CTA contains capital spending limits and other affirmative and negative covenants, customary for a limited recourse project financing.

9. Commitments and Contingencies

Las Vegas

Wynn Las Vegas’ project budget, including amendments as of September 30, 2004, was approximately $2.7 billion, including contingencies. This amount includes the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses and financing fees. Also included in this amount are approximately $61 million for a portion of the anticipated budget of a planned future expansion of the resort, which will include an additional hotel and casino and related amenities. Although the scope and design of the future expansion continues to be developed, the budget to date includes amounts for a parking addition, office relocation, demolition and certain interest and financing costs and professional fees.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Through September 30, 2004, the Company has funded approximately $1.8 billion of the total $2.7 billion of budgeted project costs with equity contributions and debt. As of September 30, 2004, budgeted costs still to be incurred totaled approximately $883 million, and the Company had availability under its existing credit agreements and long-term restricted cash available for the project of approximately $912 million, plus $70.9 million of the $80 million deposited into the completion guarantee and liquidity reserve accounts. The Company anticipates incurring additional costs that will require it to use a significant portion of the remaining $70.9 million completion guarantee and liquidity reserve in order to complete Wynn Las Vegas. As these amounts are committed for use, the project budget will increase correspondingly. In addition, the Company anticipates using all available construction contingencies. In summary, all of the anticipated project costs are covered by the $2.7 billion budget and in the additional funds provided by the financing for Wynn Las Vegas.

At September 30, 2004, the project budget included various contractual commitments for developing, constructing and equipping Wynn Las Vegas totaling approximately $2.4 billion, including guaranteed maximum price contracts with the three prime contractors for the construction of the hotel and casino for approximately $1.0 billion, construction of the Wynn Las Vegas golf course for approximately $18.0 million and construction of the parking garage for approximately $10.1 million. The parking structure is substantially complete and is currently used for parking by construction personnel.

During the third quarter of 2004, the Company entered into an agreement to sublease certain land and purchase an approximately 21,000 square foot aircraft hangar to be constructed at the airport facilities in Las Vegas, Nevada. The purchase price of the hangar is approximately $5 million. As of September 30, 2004, $200,000 has been delivered in accordance with the terms of the purchase agreement and another $800,000, payable in two installments, will be due upon completion of certain milestones in the construction of the hangar. The remaining approximately $4 million will be due and payable upon completion of the hangar. Upon completion of this new hangar, the Company intends to terminate the lease of its current aircraft hangar.

The Company has entered into leases for six retail outlets, license and distribution agreements for five additional retail outlets, and joint venture agreements for the operation of three other retail outlets in Wynn Las Vegas. Each of these retail outlets will open concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas has provided some of the retail tenants an allowance for improvements. These improvement allowances are included in the budgeted costs to construct Wynn Las Vegas.

In addition to the above, to accommodate its preopening efforts, the Company leases office space at three locations, a hangar for its corporate aircraft and certain warehouse facilities, all in Las Vegas. These leases expire at various dates between June 2005 and February 2007.

The Company has entered into long-term agreements with Productions Du Dragon, S.A., a creative production company (“Dragon”) and Calitri Services and Licensing Limited Liability Company, its affiliated production services company (“Calitri”), for the licensing, creation, development and executive production of the water-based production show at Wynn Las Vegas to be named “Le Rêve”. Under these agreements the Company is required to pay certain up-front creation and licensing fees, production costs and, upon opening of the production, a royalty of 10% of net ticket revenues and retail sales, and 50% of the show and retail profits to Dragon and Calitri as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the show, which will coincide with the opening of Wynn Las Vegas, with one five-year renewal option.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also has an option with the Dragon and Calitri for the development of a second production show for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1 million and any additional project will require additional funds to develop.

In June 2004, the Company purchased the rights to stage “Avenue Q,” the Tony Award-winning musical production currently playing on Broadway in New York City. The Company also entered into a Production Services Agreement with Q Las Vegas, LLC, an affiliate of the New York producer, for all production services. The Company will present this show at Wynn Las Vegas’ second showroom, which is scheduled for completion in the second half of 2005.

At September 30, 2004 and December 31, 2003, other assets included $26.9 million and $8.7 million, respectively, of amounts paid or accrued for creation and development costs in conjunction with these entertainment agreements.

Macau

In June 2002, Wynn Macau, S.A. entered into a 20-year casino concession agreement with the government of Macau, permitting it to construct and operate one or more casinos in Macau. The casino concession agreement obligates Wynn Macau, S.A. to invest 4 billion patacas (approximately US$500 million as of September 30, 2004) in one or more casino projects in Macau by June 2009, and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. The Wynn Macau project, currently under construction, has a budget of approximately $704 million, including contingencies but excluding approximately $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows.

In June 2004, Wynn Macau, S.A. entered into a Land Concession Contract for the Wynn Macau project site in Macau’s inner harbor area. Under the Land Concession Contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made its first payment to the Macau government of approximately $3.1 million under the Land Concession Contract and is required to make ten additional semi-annual payments totaling approximately $37 million. Wynn Macau, S.A. is also required to pay approximately $17 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the Land Concession Contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

Construction of Wynn Macau commenced in June 2004 under a guaranteed maximum price construction contract between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. Under the construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A. The general contractor is obligated to substantially complete the project by August 28, 2006 for a guaranteed maximum price of approximately $285 million (including the contractors’ fee and contingency). The total design and construction costs are estimated to be approximately $425 million. Both the contract time and guaranteed maximum price are subject to further adjustment under the circumstances specified in the contract. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities, as well as a performance bond issued by a bank in an amount equal to $28.5 million.

Through September 30, 2004, Wynn Macau, S.A. has incurred approximately $63 million of the total $704 million of budgeted project costs. The $63 million excludes approximately $35 million of land rights and land concession installment payments accrued to date that will occur prior to opening Wynn Macau. As of September 30, 2004, project costs still to be incurred (including the $35 million of scheduled land related payments) totaled approximately $641 million. These costs will be funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of base equity loans and subordinated funding, as well as the available credit facilities described in Note 8. Long-term Debt. In addition to contingencies within the project budget, the Company has available to it $30 million of long-term restricted cash reserved as contingent equity and a $30 million contingent debt facility.

In September 2004, in connection with the financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with BNU for a guarantee in the amount of MOP700,000,000 (approximately US$87 million as of September 30, 2004). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. has deposited $50 million of the $230 million base equity funding with BNU, which deposit will be drawn upon by Wynn Macau, S.A., after the remainder of its base equity has been spent. The guarantee is further secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee of not to exceed MOP12,250,000 (approximately US$1,525,000 as of September 30, 2004).

At September 30, 2004, Wynn Macau, S.A., had total assets held in Macau of approximately $210.2 million (including approximately $27.2 million of design and development work included in construction in progress, $57.2 million in a leasehold interest in land and approximately $51.4 million allocated to the gaming concession), total liabilities of approximately $169.3 million, and total equity of approximately $40.9 million (including an inception to date net loss of approximately $35.4 million).

Although Wynn Macau, S.A. continues to work with the Macau government to obtain certain determinations related to Macau tax regulations, there can be no assurance that it will obtain the desired determinations.

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $40,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements, other than Mr. Wynn’s, generally have three- to five-year terms and typically indicate a base salary with specified annual increases, and often contain provisions

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company occasionally is a party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

10. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Notes Issuers”) as the issuers of the 12% second mortgage notes due 2010 (the “Notes”), the Notes Guarantors (other than Wynn Resorts), Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of September 30, 2004 and December 31, 2003, for the three- and nine-month periods ended September 30, 2004 and 2003 and for the period from inception to September 30, 2004.

Guarantors of the Notes (other than Wynn Resorts) are Valvino, Wynn Design & Development, LLC, Wynn Resorts Holdings, LLC, Palo, LLC, Desert Inn Water Company, LLC, Wynn Show Performers, LLC, Wynn Sunrise, LLC, World Travel, LLC and Las Vegas Jet, LLC. Wynn Resorts Funding, LLC is a guarantor of the Debentures but not of the Notes. Wynn Group Asia, Inc. and all of its subsidiaries; WDD-Asia, LLC; Wynn Completion Guarantor, LLC; Desert Inn Improvement Company; Rambas Marketing, LLC; Wynn International Marketing, LLC; Worldwide Wynn, LLC; Toasty, LLC, Bora, LLC, Bora Bora, LLC, World Travel G-IV, LLC, World Travel BBJ, LLC, Wynn Golf, LLC and Kevyn, LLC are not guarantors of the Notes. The Parent records the investment in its respective subsidiaries based on the equity method of accounting. Elimination of the Parent’s investment is included in the “Eliminations” column.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$176,012	$21,794	$(9,797)	$—	$21,237	$—	$209,246
Restricted cash and investments	—	—	—	—	5,880	—	5,880
Receivables, net	—	18	107	—	20	—	145
Inventories	—	533	124	—	—	—	657
Prepaid expenses	154	1,821	679	—	498	—	3,152

Total current assets	176,166	24,166	(8,887)	—	27,635	—	219,080
Restricted cash and investments	—	79,900	23	29,598	278,766	—	388,287
Property and equipment, net	369	1,353,780	163,221	—	179,141	—	1,696,511
Water rights	—	256	6,144	—	—	—	6,400
Trademark	—	1,000	—	—	—	—	1,000
Deferred financing costs	7,857	40,611	—	—	10,023	—	58,491
Investment in subsidiaries	530,002	7,953	391,347	—	160,580	(1,089,882)	—
Macau Concession, net	—	—	—	—	51,400	—	51,400
Other assets	200	44,718	3,854	—	43	—	48,815
Intercompany balances	786,959	(768,536)	246,088	15,000	(279,511)	—	—

Total assets	$1,501,553	$783,848	$801,790	$44,598	$428,077	$(1,089,882)	$2,469,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long- term debt	$—	$—	$44	$—	$664	$—	$708
Accounts and construction payable	445	2,042	71,491	—	6,426	—	80,404
Accrued interest	3,125	13,578	—	—	1,089	—	17,792
Accrued compensation and benefits	2,032	2,906	965	—	454	—	6,357
Accrued expenses and other	713	4,508	701	—	22,969	—	28,891

Total current liabilities	6,315	23,034	73,201	—	31,602	—	134,152
Construction retention	—	—	53,579	—	1,438	—	55,017
Long-term debt	250,000	594,528	179	—	157,570	—	1,002,277
Other long-term liabilities	—	1,600	—	—	32,000	—	33,600

Total liabilities	256,315	619,162	126,959	—	222,610	—	1,225,046

Commitments and contingencies
Stockholders’ equity:
Common stock	903	—	—	—	18	(18)	903
Additional paid-in capital	1,430,309	237,075	893,990	44,023	338,881	(1,513,969)	1,430,309
Deferred compensation - restricted stock	(5,309)	—	(7,299)	—	—	7,299	(5,309)
Accumulated other comprehensive income	6,154	5,854	12,308	—	—	(18,462)	5,854
Deficit accumulated from inception during the development stage	(186,819)	(78,243)	(224,168)	575	(133,432)	435,268	(186,819)

Total stockholders’ equity	1,245,238	164,686	674,831	44,598	205,467	(1,089,882)	1,244,938

Total liabilities and stockholders’ equity	$1,501,553	$783,848	$801,790	$44,598	$428,077	$(1,089,882)	$2,469,984

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2003

(amounts in thousands)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$328,745	$18,236	$(7,326)	$—	$1,897	$—	$341,552
Restricted cash and investments	—	58,312	—	—	—	—	58,312
Receivables, net	36	10	27	—	5	—	78
Inventories	—	—	204	—	—	—	204
Prepaid expenses	204	247	1,691	—	59	—	2,201

Total current assets	328,985	76,805	(5,404)	—	1,961	—	402,347
Restricted cash and investments	—	247,508	23	44,268	50,321	—	342,120
Property and equipment, net	410	728,663	162,983	—	5,759	—	897,815
Water rights	—	256	6,144	—	—	—	6,400
Trademark	—	1,000	—	—	—	—	1,000
Deferred financing costs	8,294	50,971	—	—	—	—	59,265
Investment in subsidiaries	548,763	8,041	503,809	—	—	(1,060,613)	—
Other assets	—	18,745	5,607	—	24	—	24,376
Intercompany balances	373,669	(513,826)	190,691	—	(50,534)	—	—

Total assets	$1,260,121	$618,163	$863,853	$44,268	$7,531	$(1,060,613)	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long- term debt	$—	$—	$41	$—	$—	$—	$41
Accounts and construction payable	—	562	48,874	—	318	—	49,754
Accrued interest	7,375	9,438	—	—	—	—	16,813
Accrued compensation and benefits	912	875	1,082	—	509	—	3,378
Accrued expenses and other	19	173	990	—	8	—	1,190

Total current liabilities	8,306	11,048	50,987	—	835	—	71,176
Construction retention	—	—	23,846	—	—	—	23,846
Long-term debt	250,000	385,220	212	—	—	—	635,432

Total liabilities	258,306	396,268	75,045	—	835	—	730,454

Minority interest	—	—	—	—	—	1,054	1,054

Commitments and contingencies
Stockholders’ equity:
Common stock	820	—	—	—	18	(18)	820
Additional paid-in capital	1,110,813	237,075	893,989	44,024	30,027	(1,205,115)	1,110,813
Deferred compensation - restricted stock	(9,664)	—	(10,531)	—	—	10,531	(9,664)
Accumulated other comprehensive income	8,793	8,793	17,585	—	—	(26,378)	8,793
Deficit accumulated from inception during the development stage	(108,947)	(23,973)	(112,235)	244	(23,349)	159,313	(108,947)

Total stockholders’ equity	1,001,815	221,895	788,808	44,268	6,696	(1,061,667)	1,001,815

Total liabilities and stockholders’ equity	$1,260,121	$618,163	$863,853	$44,268	$7,531	$(1,060,613)	$1,733,323

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$—	$—	$—	$—	$—
Art gallery	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—
Royalty	1,500	—	—	—	—	(1,500)	—
Water	—	—	—	—	10	(9)	1

Total revenues	1,500	—	—	—	10	(1,509)	1

Expenses:
Pre-opening costs	6,958	12,787	(860)	—	2,642	(2)	21,525
Depreciation and amortization	20	460	492	—	932	—	1,904
(Gain) / Loss on sale of assets	—	—	63	—	—	—	63
Selling, general and administrative	—	—	4	—	1,501	(1,500)	5
Cost of water	—	1	7	—	(8)	(7)	(7)
Cost of retail sales	—	—	—	—	—	—	—
Loss from incidental operations	—	61	664	—	—	—	725

Total expenses	6,978	13,309	370	—	5,067	(1,509)	24,215

Operating loss	(5,478)	(13,309)	(370)	—	(5,057)	—	(24,214)

Other income (expense):
Interest expense, net	—	—	—	—	(838)	502	(336)
Interest income	1,557	282	—	103	404	(502)	1,844
Loss on extinguishment of debt	—	—	—	—	—	—	—
Equity in loss of subsidiaries	(18,785)	557	(24,980)	—	(96,874)	140,082	—

Other income (expense), net	(17,228)	839	(24,980)	103	(97,308)	140,082	1,508

Minority interest	—	—	—	—	—	—	—

Net loss accumulated during the development stage	$(22,706)	$(12,470)	$(25,350)	$103	$(102,365)	$140,082	$(22,706)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$—	$—	$—	$—	$—
Art gallery	—	—	84	—	—	—	84
Retail	—	—	83	—	—	—	83
Royalty	1,500	—	—	—	—	(1,500)	—
Water	—	—	—	—	17	(12)	5

Total revenues	1,500	—	167	—	17	(1,512)	172

Expenses:
Pre-opening costs	4,896	4,641	978	—	1,904	27	12,446
Depreciation and amortization	1	26	611	—	—	—	638
(Gain) / Loss on sale of assets	—	—	1	—	—	—	1
Selling, general and administrative	—	—	220	—	1,503	(1,530)	193
Cost of water	—	—	9	—	15	(9)	15
Cost of retail sales	—	—	40	—	—	—	40
Loss from incidental operations	—	84	29	—	—	—	113

Total expenses	4,897	4,751	1,888	—	3,422	(1,512)	13,446

Operating loss	(3,397)	(4,751)	(1,721)	—	(3,405)	—	(13,274)

Other income (expense):
Interest expense, net	(3,532)	(1,234)	(5)	—	(107)	—	(4,878)
Interest income	739	1,655	8	116	176	—	2,694
Equity in loss of subsidiaries	(8,653)	7	(8,712)	—	—	17,358	—

Other income (expense), net	(11,446)	428	(8,709)	116	69	17,358	(2,184)

Minority interest	—	—	—	—	—	615	615

Net loss accumulated during the development stage	$(14,843)	$(4,323)	$(10,430)	$116	$(3,336)	$17,973	$(14,843)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$—	$—	$—	$—	$—
Art gallery	—	—	98	—	—	—	98
Retail	—	—	93	—	—	—	93
Royalty	4,500	—	—	—	—	(4,500)	—
Water	—	—	—	—	27	(23)	4

Total revenues	4,500	—	191	—	27	(4,523)	195

Expenses:
Pre-opening costs	16,515	28,663	153	4	7,173	35	52,543
Depreciation and amortization	58	904	1,693	—	1,072	—	3,727
(Gain) / Loss on sale of assets	—	—	575	—	—	—	575
Selling, general and administrative	3	—	337	—	4,499	(4,542)	297
Cost of water	—	2	16	—	3	(16)	5
Cost of retail sales	—	—	63	—	—	—	63
Loss from incidental operations	—	240	485	—	—	—	725

Total expenses	16,576	29,809	3,322	4	12,747	(4,523)	57,935

Operating loss	(12,076)	(29,809)	(3,131)	(4)	(12,720)	—	(57,740)

Other income (expense):
Interest expense, net	—	—	—	—	(1,219)	686	(533)
Interest income	3,342	1,254	—	335	730	(686)	4,975
Loss on extinguishment of debt	—	(25,628)	—	—	—	—	(25,628)
Equity in loss of subsidiaries	(69,138)	(87)	(108,802)	—	(96,874)	274,901	—

Other income (expense), net	(65,796)	(24,461)	(108,802)	335	(97,363)	274,901	(21,186)

Minority interest	—	—	—	—	—	1,054	1,054

Net loss accumulated during the development stage	$(77,872)	$(54,270)	$(111,933)	$331	$(110,083)	$275,955	$(77,872)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$—	$—	$—	$—	$—
Art gallery	—	—	236	—	—	—	236
Retail	—	—	232	—	—	—	232
Royalty	7,567	—	—	—	—	(7,567)	—
Water	—	—	—	—	45	(35)	10

Total revenues	7,567	—	468	—	45	(7,602)	478

Expenses:
Pre-opening costs	13,407	11,029	2,640	—	5,302	86	32,464
Depreciation and amortization	2	49	4,939	—	—	—	4,990
(Gain) / Loss on sale of assets	—	—	(4)	—	—	—	(4)
Selling, general and administrative	—	—	527	—	7,575	(7,657)	445
Cost of water	—	—	31	—	49	(31)	49
Cost of retail sales	—	—	114	—	—	—	114
Loss from incidental operations	—	233	95	—	—	—	328

Total expenses	13,409	11,311	8,342	—	12,926	(7,602)	38,386

Operating loss	(5,842)	(11,311)	(7,874)	—	(12,881)	—	(37,908)

Other income (expense):
Interest expense, net	(3,532)	(5,157)	(17)	—	(325)	—	(9,031)
Interest income	1,239	6,209	12	116	529	—	8,105
Equity in loss of subsidiaries	(28,390)	(454)	(21,607)	—	—	50,451	—

Other income (expense), net	(30,683)	598	(21,612)	116	204	50,451	(926)

Minority interest	—	—	—	—	—	2,309	2,309

Net loss accumulated during the development stage	$(36,525)	$(10,713)	$(29,486)	$116	$(12,677)	$52,760	$(36,525)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$1,068	$—	$—	$(264)	$804
Art gallery	—	—	729	—	—	—	729
Retail	—	—	668	—	—	—	668
Royalty	13,567	—	—	—	—	(13,567)	—
Water	—	—	—	—	239	(188)	51

Total revenues	13,567	—	2,465	—	239	(14,019)	2,252

Expenses:
Pre-opening costs	39,602	51,113	30,904	3	19,391	—	141,013
Depreciation and amortization	79	1,087	26,302	—	3,144	—	30,612
(Gain) / Loss on sale of assets	—	—	702	—	69	—	771
Selling, general and administrative	2	—	1,834	—	13,957	(13,869)	1,924
Facility closure expenses	—	—	1,579	—	—	—	1,579
Cost of water	—	2	322	—	163	(149)	338
Cost of retail sales	—	—	343	—	—	—	343
Loss from incidental operations	—	758	2,481	—	—	—	3,239

Total expenses	39,683	52,960	64,467	3	36,724	(14,018)	179,819

Operating loss	(26,116)	(52,960)	(62,002)	(3)	(36,485)	(1)	(177,567)

Other income (expense):
Interest expense, net	(3,532)	(6,062)	(945)	—	(1,653)	686	(11,506)
Interest income	5,536	10,379	5,446	578	1,580	(686)	22,833
Loss on extinguishment of debt	—	(25,628)	—	—	—	—	(25,628)
Equity in loss of subsidiaries	(162,707)	(3,972)	(166,667)	—	(96,874)	430,220	—

Other income (expense), net	(160,703)	(25,283)	(162,166)	578	(96,947)	430,220	(14,301)

Minority interest	—	—	—	—	—	5,049	5,049

Net loss accumulated during the development stage	$(186,819)	$(78,243)	$(224,168)	$575	$(133,432)	$435,268	$(186,819)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(77,872)	$(54,270)	$(111,933)	$331	$(110,083)	$275,955	$(77,872)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization.	58	904	1,693	—	1,072	—	3,727
Minority interest	—	—	—	—	—	(1,054)	(1,054)
Amortization of deferred compensation	2,738	—	—	—	—	—	2,738
Amortization of deferred financing costs	542	19,533	—	—	—	—	20,075
(Gain) / Loss on sale of assets	—	—	575	—	—	—	575
Equity in loss of subsidiaries	69,138	87	108,802	—	96,874	(274,901)	—
Incidental operations	—	—	4,085	—	78	—	4,163
Increase (decrease) in cash from changes in:
Receivables, net	36	(8)	(80)	—	(15)	—	(67)
Inventories and prepaid expenses	50	(2,107)	1,092	—	(439)	—	(1,404)
Accounts payable and accrued expenses	(1,991)	8,386	(406)	—	8,214	—	14,203

Net cash provided by (used in) operating activities.	(7,301)	(27,475)	3,828	331	(4,299)	—	(34,916)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(17)	(572,054)	(71,245)	—	(88,420)	—	(731,736)
Restricted cash and Investments	—	225,921	—	14,669	(234,325)	—	6,265
Other assets	(200)	(23,712)	1,753	—	(19)	—	(22,178)
Intercompany balances	(413,290)	200,743	29,355	(15,000)	198,192	—	—
Proceeds from sale of equipment	—	—	33,868	—	—	—	33,868

Net cash provided by (used in) investing activities	(413,507)	(169,102)	(6,269)	(331)	(124,572)	—	(713,781)

Cash flows from financing activities:
Proceeds from issuance of common stock	271,250	—	—	—	—	—	271,250
Third party fees	(3,283)	—	—	—	—	—	(3,283)
Principal payments of long-term debt	—	(122,420)	(30)	—	(166)	—	(122,616)
Exercise of stock options	213	—	—	—	—	—	213
Proceeds from issuance of long-term debt	—	322,555	—	—	158,400	—	480,955
Deferred financing costs	(105)	—	—	—	(10,023)	—	(10,128)

Net cash provided by (used in) financing activities	268,075	200,135	(30)	—	148,211	—	616,391

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(152,733)	3,558	(2,471)	—	19,340	—	(132,306)
Balance, beginning of period	328,745	18,236	(7,326)	—	1,897	—	341,552

Balance, end of period	$176,012	$21,794	$(9,797)	$—	$21,237	$—	$209,246

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2003

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuers	2nd Mortgage Notes Guarantors	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(36,525)	$(10,713)	$(29,486)	$116	$(12,677)	$52,760	$(36,525)

Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization.	2	49	4,939	—	—	—	4,990
Minority interest	—	—	—	—	—	(2,309)	(2,309)
Amortization of deferred compensation	2,413	—	—	—	—	—	2,413
Amortization of deferred financing costs	182	9,353	—	—	—	—	9,535
(Gain) / Loss on sale of assets	—	—	(4)	—	—	—	(4)
Equity in loss of subsidiaries	28,390	454	21,607	—	—	(50,451)	—
Increase (decrease) in cash from changes in:
Receivables, net	—	12	(34)	—	(1)	—	(23)
Inventories and prepaid expenses	239	(31)	(727)	—	(3)	—	(522)
Accounts payable and accrued expenses	4,124	10,442	111	—	244	—	14,921

Total adjustments	35,350	20,279	25,892	—	240	(52,760)	29,001

Net cash provided by (used in) operating activities.	(1,175)	9,566	(3,594)	116	(12,437)	—	(7,524)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(92)	(246,021)	(204)	—	(4,349)	—	(250,666)
Restricted cash and Investments	—	258,835	(3,240)	(44,140)	(26)	—	211,429
Investment in subsidiaries	(44,024)	—	—	—	—	44,024	—
Other assets	—	(2,198)	13	—	(232)	—	(2,417)
Intercompany balances	9,844	(14,706)	4,695	—	167	—	—
Proceeds from sale of equipment	—	—	6	—	—	—	6

Net cash provided by (used in) investing activities	(34,272)	(4,090)	1,270	(44,140)	(4,440)	44,024	(41,648)

Cash flows from financing activities:
Equity contributions	—	—	—	44,024	—	(44,024)	—
Proceeds from issuance of common stock	45,000	—	—	—	—	—	45,000
Third party fees	(204)	—	—	—	—	—	(204)
Proceeds from issuance of long-term debt	250,000	—	—	—	—	—	250,000
Principal payments of long-term debt	—	—	(28)	—	—	—	(28)
Deferred financing costs	(8,666)	—	—	—	—	—	(8,666)

Net cash provided by (used in) financing activities	286,130	—	(28)	44,024	—	(44,024)	286,102

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	250,683	5,476	(2,352)	—	(16,877)	—	236,930
Balance, beginning of period	79,234	7,508	(1,178)	—	24,080	—	109,644

Balance, end of period	$329,917	$12,984	$(3,530)	$—	$7,203	$—	$346,574

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	2nd Mortgage Notes Issuer Subsidiaries	2nd Mortgage Notes Guarantor Subsidiaries	Convertible Debentures Guarantor Subsidiary	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(186,819)	$(78,243)	$(224,168)	$575	$(133,432)	$435,268	$(186,819)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization.	79	1,087	26,302	—	3,144	—	30,612
Minority interest	—	—	—	—	—	(5,049)	(5,049)
Amortization of deferred compensation	6,199	—	—	—	—	—	6,199
Amortization of deferred financing costs	905	32,041	—	—	—	—	32,946
(Gain) / Loss on sale of fixed assets	—	—	702	—	69	—	771
Equity in loss of subsidiaries	162,707	3,971	166,667	—	96,874	(430,219)	—
Incidental operations	—	—	10,865	—	78	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	—	(18)	7,874	—	(20)	—	7,836
Inventories and prepaid expenses	(154)	(2,354)	358	—	(498)	—	(2,648)
Accounts payable and accrued expenses	6,315	19,434	(9,006)	—	9,049	—	25,792

Net cash provided by (used in) operating activities	(10,768)	(24,082)	(20,406)	575	(24,736)	—	(79,417)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	—	—	(270,718)
Capital expenditures, net of construction payables	(449)	(1,012,631)	(180,261)	—	(104,182)	—	(1,297,523)
Restricted cash and Investments	—	(79,899)	(23)	(29,599)	(284,646)	—	(394,167)
Investment in subsidiaries	(641,318)	(11,925)	(551,868)	—	—	1,205,111	—
Other assets	(200)	(34,664)	(3,832)	—	(25)	—	(38,721)
Intercompany balances	(786,959)	428,186	125,119	(15,000)	238,637	10,017	—
Proceeds from sale of equipment	—	—	35,688	—	7,917	—	43,605

Net cash used in investing activities	(1,428,926)	(710,933)	(845,895)	(44,599)	(142,299)	1,215,128	(1,957,524)

Cash flows from financing activities:
Equity contributions	596,120	237,075	977,904	44,024	35,012	(1,215,128)	675,007
Equity distributions	—	—	(110,482)	—	—	—	(110,482)
Exercise of stock options	295	—	—	—	—	—	295
Proceeds from issuance of common stock	808,094	—	—	—	—	—	808,094
Third party fees	(30,041)	—	(10,800)	—	—	—	(40,841)
Macau minority contributions	—	—	—	—	5,049	—	5,049
Proceeds from issuance of long-term debt	250,000	703,889	125,000	—	158,400	—	1,237,289
Principal payments of long-term debt	—	(122,420)	(153,653)	—	(166)	—	(276,239)
Deferred financing costs	(8,762)	(61,735)	(1,465)	—	(10,023)	—	(81,985)
Proceeds from issuance of related party loan	—	—	100,000	—	—	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	—	—	(70,000)

Net cash provided by financing activities	1,615,706	756,809	856,504	44,024	188,272	(1,215,128)	2,246,187

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	176,012	21,794	(9,797)	—	21,237	—	209,246
Balance, beginning of period	—	—	—	—	—	—	—

Balance, end of period	$176,012	$21,794	$(9,797)	$—	$21,237	$—	$209,246

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

Overview

Since inception, we have been primarily a casino resort development company. Our efforts have been devoted principally to the development and construction activities described below with respect to Wynn Las Vegas, our first casino resort in Las Vegas, Nevada, and Wynn Macau, our first casino resort in the Macau Special Administrative Region of the People’s Republic China (“Macau”). In addition, our consolidated financial statements include results from the ownership and operation of our corporate aircraft and the operations of an art gallery, through May 6, 2004, displaying works from The Wynn Collection, consisting of artwork from the personal art collection of Stephen A. and Elaine P. Wynn. Through June 2002, we also operated the golf course located on the site of the former Desert Inn Resort and Casino (the “Desert Inn”) in Las Vegas.

Work on Wynn Las Vegas continues as planned and the resort is on schedule to open in April 2005. We commenced construction on Wynn Macau in June 2004, and in September 2004 obtained the financing necessary to fund its budgeted development, construction and preopening costs. We expect to open Wynn Macau in the second half of 2006. There are significant risks associated with any major construction project, and unexpected developments or delays could occur. We will be required to obtain a state gaming license and county gaming and liquor licenses before we are able to commence full operations in Nevada, and will be required to follow a number of developing regulatory guidelines in Macau.

Wynn Las Vegas

We are constructing and will operate Wynn Las Vegas, a casino resort which, including the new golf course located behind the hotel and planned future expansion and development, will occupy approximately 235 acres on the Las Vegas Strip. Construction of Wynn Las Vegas began with groundbreaking in October 2002 and we expect Wynn Las Vegas to be completed and open to the public (excluding the second showroom and other planned future expansions) in April 2005.

Construction of Wynn Las Vegas is on schedule. For the purpose of managing the design, procurement and construction of Wynn Las Vegas, the project is divided into several design and construction components.

•	Construction of the 45-story high-rise core and shell is substantially complete. Exterior glass for the main high-rise has been installed. Exterior parapet signage has been installed and is currently lighted. Furniture is in place in rooms and suites through the 33rd floor.

•	The public areas are in various stages of construction. Meeting rooms and ballrooms are substantially complete. Interior work in the casino is progressing. Retail areas will be turned over to tenants for build-out in the fourth quarter of 2004.

•	Construction on the Aqua Theater showroom is substantially complete.

•	The guest parking garage is substantially complete and is currently used for parking by construction personnel.

•	Construction of the fairway villas, consisting of 36 luxury suites, is progressing. The building structure and drywall installation is complete and work continues on the interior finishes for 18 villas. Foundation work is substantially complete for the other 18 villas.

•	Construction of the golf course is proceeding according to schedule. Grassing is complete for 17 of the 18 holes. Work on the streams and lakes is substantially complete; however, work continues on the 18th green and waterfall feature.

•	Construction of the lake-mountain feature continues. Landscaping and lighting is under way and water-feature pumping equipment installation continues.

Wynn Las Vegas’ project budget, including amendments as of September 30, 2004 and available contingencies, was approximately $2.7 billion, including the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses and financing fees. Also included in this amount is approximately $61 million for a portion of the anticipated budget on the planned future expansion of the resort, which will include an additional hotel tower and casino and related amenities. Although the scope and design of the future expansion continues to be developed, the budget to date includes amounts for a parking addition, office relocation, demolition and certain interest and financing costs and professional fees.

Through September 30, 2004, we have funded approximately $1.8 billion of the total $2.7 billion of budgeted project costs with equity contributions and debt. As of September 30, 2004, budgeted costs still to be incurred totaled approximately $883 million, and we had availability under our existing credit agreements and long-term restricted cash available for the project of approximately $912 million, plus $70.9 million of the $80 million deposited by the Company into the completion guarantee and liquidity reserve accounts. We anticipate incurring additional costs that will require us to use a significant portion of the remaining $70.9 million completion guarantee and liquidity reserve in order to complete Wynn Las Vegas. As these amounts are committed for use, the project budget will increase correspondingly. In addition, we anticipate using all available construction contingencies. In summary, all of the anticipated project costs are covered by the $2.7 billion budget and in the additional funds provided by the project financing.

Wynn Macau

We are constructing and will own and operate Wynn Macau, the first casino resort to be developed under a casino concession agreement between our subsidiary, Wynn Resorts (Macau), S.A. (“Wynn Macau, S.A.”), and the government of Macau. Executed in June 2002, the casino concession agreement grants Wynn Macau, S.A. the right to develop, own and operate one or more casinos in Macau, as well as the right to enter into sub-concessions for others to develop, own and operate casinos in Macau. The casino concession agreement obligates Wynn Macau, S.A. to invest no less than a total of 4 billion patacas (approximately US $500 million as of September 30, 2004) in Macau-related projects by June 2009, and to commence operations of our first Macau casino resort no later than December 2006.

In June 2004, Wynn Macau entered into a Land Concession Contract for the Wynn Macau site in Macau’s inner harbor area, opposite the Hotel Lisboa, Macau’s largest and best known hotel casino. Under the terms of the Land Concession Contract, Wynn Macau, S.A. is leasing a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made its first payment to the Macau government of approximately $3.1 million under the Land Concession Contract, and is required to make ten additional payments in semi-annual installments totaling approximately $37 million. Wynn Macau, S.A. is also required to pay approximately $17 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the Land Concession Contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

Although the Company continues to refine the design of the resort, including potential expansion and improvements, Wynn Macau is expected to include approximately 600 hotel rooms, approximately 100,000 square feet of gaming space, seven restaurants, approximately 28,000 square feet of retail space, and a spa, salon and entertainment facilities. The total project budget is $704 million including contingencies but excluding approximately $20.5 million of post opening land concession payments anticipated to be funded from operating cash flows. Construction and design costs are approximately $425 million of the total budget.

Construction of Wynn Macau commenced in June 2004 under a guaranteed maximum price construction contract between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. Under the construction contract, the general contractor is responsible for both the construction and design of Wynn Macau (other than certain limited portions to be designed by an affiliate of Wynn Macau) based on an existing scope of work and design specifications. The general contractor is obligated to substantially complete the project by August 28, 2006, for a guaranteed maximum price of $285 million (including the contractors’ fee and contingency). Both the contract time and guaranteed maximum price are subject to further adjustments under circumstances specified in the contract. The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities, as well as a performance bond issued by a bank in an amount equal to ten percent of the guaranteed maximum price.

Construction of Wynn Macau is on schedule to open to the public in the third quarter of 2006, and is within budget. The following list outlines some of the construction highlights since groundbreaking in June 2004:

•	Utility and drainage diversion works are substantially complete;

•	The footing support for the hotel tower and low-rise is substantially complete; and

•	Basement excavation and footing construction has commenced.

Through September 30, 2004, Wynn Macau, S.A. has incurred approximately $63 million of the total $704 million of budgeted project costs. The $63 million excludes approximately $35 million of land rights and land concession installment payments accrued to date that will occur prior to opening Wynn Macau. As of September 30, 2004, project costs still to be incurred (including the $35 million of scheduled land related payments) totaled approximately $641 million. These costs will be funded from the Company’s existing cash balances in the form of base equity loans and subordinated funding, as well as the available credit facilities. In addition to contingencies within the project budget, we have availability of $30 million of long-term restricted cash reserved as contingent equity and a $30 million contingent debt facility to complete the project.

In September 2004, we acquired all of the 17.5% indirect ownership interests in Wynn Macau, S.A. held by third parties in exchange for 1,333,333 shares of our common stock. Mr. Wong Chi Seng, one of the third parties, retained a direct 10% voting interest in Wynn Macau, S.A. and agreed to continue to serve as Executive Director. Mr. Wong’s shares provide in the aggregate a nominal preferential annual dividend and capital distribution rights of up to one Macau pataca (US$0.12). As a result of the acquisition, Wynn Macau, S.A. effectively became a wholly-owned indirect subsidiary of Wynn Resorts.

Also in September 2004 we entered into a $397 million senior secured bank debt facility to provide, along with funds advanced by Wynn Resorts, the necessary funding for the development and construction of Wynn Macau as well as to pay pre-opening expenses. The senior bank debt facility and the Company’s funding obligations are described in more detail below under “Liquidity and Capital Resources”.

The development of casinos in Macau is subject to a number of uncertainties, including risks associated with doing business in foreign locations and risks associated with Macau’s developing gaming regulatory framework. The Legislative Assembly of Macau enacted legislation, effective July 1, 2004, that enables casinos operating in Macau to lawfully extend credit to gaming customers and enforce gaming debts. We continue to pursue certain favorable determinations related to Macau’s tax regulations, however, we cannot ensure that we will be able to obtain the desired determinations.

Results of Operations

We have not commenced operations and, therefore, revenues are minimal. Consequently, as is customary for a development stage company, we have incurred losses in each period from inception to September 30, 2004. We expect these losses to continue and to increase until operations commence with the planned opening of Wynn Las Vegas in April 2005. These losses will grow due to increasing pre-opening expenses as the Wynn Las Vegas project nears completion and construction of Wynn Macau progresses. The acceleration of these costs was anticipated and is included in the project budgets for Wynn Las Vegas and Wynn Macau. We do not expect that our operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter.

Although we ceased operations of our art gallery and the related retail store as of May 6, 2004, we intend to recommence these operations once Wynn Las Vegas resort operations have begun. Our operations will no longer include water revenues now that the last Desert Inn golf course homes have been acquired. We expect that the revenues associated with these incidental businesses will be immaterial compared to the revenues that will be associated with the lodging, gaming, dining, entertainment and other retail operations of our casino resorts.

Results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

The Company’s development operations resulted in a net loss for the three months ended September 30, 2004, of approximately $22.7 million, a 53% increase over the net loss of approximately $14.8 million for the three months ended September 30, 2003, due to increased development activities, including staffing increases.

Our minimal revenues for the three months ended September 30, 2004 decreased compared to the same period in the prior year, primarily as a result of the closure of the art gallery and its related retail shop on May 6, 2004. Total expenses for the three months ended September 30, 2004 increased approximately $10.8 million, or 80%, to $24.2 million, as compared to $13.4 million for the three months ended September 30, 2003. Preopening costs increased by $9.1 million to $21.5 million for the three months ended September 30, 2004 as compared to $12.4 million for the third quarter of 2003. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities, including staffing increases, as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as the development of Wynn Las Vegas and Wynn Macau progresses.

Other income (expense), net for the three months ended September 30, 2004, increased approximately $3.7 million to income of approximately $1.5 million from an expense of approximately $2.2 million for the three months ended September 30, 2003, primarily as a result of a $4.5 million decrease in interest expense from 2003 to 2004 offset by a decrease in interest income. The decrease in interest expense is due to the increasing rate of interest capitalization as the Wynn Las Vegas project has progressed. The decrease in interest income of approximately $850,000 results primarily from the decrease in cash from the net proceeds from equity and debt financing activity as the funds from such financings are expended to construct Wynn Las Vegas.

Comprehensive income decreased from a gain of $5.5 million for the three months ended September 30, 2003, to a loss of approximately $8.9 million for the three months ended September 30, 2004, due to the increase and decrease, respectively, in the fair value of our two interest rate swaps entered into during the second quarter of 2003. Our interest rate swaps have been designated by us as cash flow hedges in accordance with applicable accounting pronouncements. Accordingly, changes in the fair value are charged, to the extent the hedge is effective (as defined in the accounting pronouncements), directly to comprehensive income. The fair value approximates the amount we would pay or receive if these contracts were settled at the valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The Company’s development operations resulted in a net loss for the nine months ended September 30, 2004, of approximately $77.9 million, a 113% increase over the net loss of approximately $36.5 million for the nine months ended September 30, 2003, due to increased development activities, including increased staffing and the loss on early retirement of debt, partially offset by decreased depreciation and amortization expense as most buildings of the Desert Inn, except the parking garage, were fully depreciated by June 2003.

Our minimal revenues for the nine months ended September 30, 2004 decreased compared to the same period in the prior year, primarily as a result of the closure of the art gallery and its related retail shop on May 6, 2004. Total expenses for the nine months ended September 30, 2004 increased approximately $19.5 million, or 51%, to $57.9 million, as compared to $38.4 million for the nine months ended September 30, 2003. Preopening costs increased by $20.1 million to $52.5 million for the nine months ended September 30, 2004 as compared to $32.5 million for 2003. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities, including staffing increases as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as the development of Wynn Las Vegas and Wynn Macau progress. The increase in pre-opening expenses was partially offset by reduced depreciation expenses in the 2004 periods compared to the 2003 periods due to fully depreciated buildings in 2003 as noted above.

In addition to the above, during the nine months ended September 30, 2004, we benefited from certain significant collections of Desert Inn casino marker receivables totaling approximately $4.2 million. The marker receivables were acquired by us as part of the Desert Inn purchase in June 2000. This gain was used to reduce the carrying value of land in this period. Other than the marker collections, incidental operations relating to the brief operation of an apartment complex purchased in July 2004 for the future development of a parking facility produced a loss of approximately $725,000.

Other income (expense), net for the nine months ended September 30, 2004, decreased approximately $20.3 million to an expense of approximately $21.2 million from an expense of approximately $926,000 for the nine months ended September 30, 2003, primarily as a result of an approximately $25.6 million second quarter 2004 loss on the early retirement of a portion of the 12% second mortgage notes due 2010 (the “Notes”) of Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. This loss is attributable to the 112% redemption premium and write-offs of unamortized original issue discount and debt issuance costs. Also, during the nine months ended September 30, 2004 there was a $8.5 million decrease in interest expense, offset by an approximately $3.1 million decrease in interest income. Lower interest income is primarily attributable to the decrease in cash from the net proceeds from equity and debt financing activity as the funds are being expended to construct Wynn Las Vegas, while the interest expense decreased due to increased capitalization of interest expense commensurate with the progress on the construction of Wynn Las Vegas.

Comprehensive income decreased from a gain of $5.7 for the nine months ended September 30, 2003, to a loss of approximately $2.9 million for the nine months ended September 30, 2004, due to the increase and decrease, respectively, in the fair value of our two interest rate swaps entered into during the second quarter of 2003. Our interest rate swaps have been designated by us as cash flow hedges in accordance with applicable accounting pronouncements. Accordingly, changes in the fair value are charged, to the extent the hedge is effective (as defined in the accounting pronouncements), directly to comprehensive income. The fair value approximates the amount we would pay or receive if these contracts were settled at the valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Capital Resources and Commercial Commitments

At September 30, 2004, the Company had approximately $209.2 million of cash and cash equivalents. In addition, the Company had approximately $394.2 million in restricted cash and investments from the proceeds of its debt and equity financings. This amount is restricted for development and construction of Wynn Las Vegas and Wynn Macau and certain other specific costs in accordance with agreements governing the Company’s debt facilities including, but not limited to $184.5 million restricted for the development, construction and preopening expenses of Wynn Macau, $80 million restricted for a Wynn Las Vegas liquidity reserve and completion guarantee (of which $9.1 million has been committed to the project budget as of September 30, 2004), $42.6 million for interest on the Notes, approximately $29.6 million restricted for the payment of the four remaining payments on the first three years of interest on our 6% convertible subordinated debentures due 2015 (the “Debentures”), $46.2 million restricted for Wynn Las Vegas’ expansion and approximately $11.3 million for aircraft enhancements, insurance and sales tax deposits and certain other amounts. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Financing for Wynn Las Vegas

As of September 30, 2004, approximately $1.8 billion of the total Wynn Las Vegas project cost, (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred. This was funded primarily from a combination of our cash on hand from contributed capital, proceeds from the initial public offering of our common stock, the Notes and our other available debt facilities. The remaining $883 million of Wynn Las Vegas project costs, including certain scope changes and planned expansion elements, are to be funded from the remaining net proceeds of the Notes, the proceeds of the Land Loan (described below) and additional borrowings under our other available debt facilities.

At September 30, 2004, we had approximately $1 billion of outstanding debt. As discussed in further detail below, during the quarter ended September 30, 2004, we received or requested a total of approximately $380.7 million under our Wynn Las Vegas credit facilities to fund construction costs and capital purchases. Consequently, as of September 30, 2004, we have approximately $797.8 million remaining available for future funding requests under our Wynn Las Vegas debt facilities. This availability, combined with the restricted cash available for Wynn Las Vegas, and the remaining construction contingencies, the completion guarantee and liquidity reserve will provide the funding necessary to complete the Wynn Las Vegas project. As of September 30, 2004, the Company has committed to use approximately $9.1 million of the $80 million completion guarantee and liquidity reserve. This $9.1 million is included in the $2.7 billion Wynn Las Vegas project budget. As additional amounts under the completion guarantee and liquidity reserve are committed for use, the Wynn Las Vegas project budget will increase correspondingly.

Any delays or further scope change orders with respect to the Wynn Las Vegas project could have a material adverse effect on our liquidity and operations. If we do not complete construction of Wynn Las Vegas by September 30, 2005, the lenders under certain of the agreements governing our credit facilities and the holders of the Notes will have the right to accelerate the indebtedness thereunder and exercise other rights and remedies against Wynn Las Vegas and the guarantors of the indebtedness. Any such acceleration would have a material adverse effect on us.

During the third quarter of 2004, we drew the remaining approximately $240.3 million of available borrowings under our $250 million delay draw senior secured term loan facility (the “Term Loan Facility”). The proceeds were applied to Wynn Las Vegas construction costs.

During the third quarter of 2004, we amended our $188.5 million FF&E facility (the “FF&E Facility”) to increase the available commitments thereunder to $198.5 million, and borrowed the $10 million of increased availability to partially reimburse cash balances used to purchase a corporate aircraft in June 2004.

During the third quarter of 2004, we amended our bank credit facilities as provided for in the documents, to increase the $750 million senior secured revolving credit facility (the “Revolver”) by $50 million to finance the purchase of certain land and buildings adjacent to Wynn Las Vegas. The purchase price was $45 million, and transaction, closing and certain other expected future costs increased the required funding by an additional $5 million. During the third quarter of 2004, we borrowed approximately $40.2 million under the Revolver, and requested an additional $90.2 million for costs incurred through September 30, 2004, which will be funded in October 2004.

We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our Wynn Las Vegas interest rate swaps have been designated as cash flow hedges of our Revolver, Term Loan Facility and FF&E Facility in accordance Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As of September 30, 2004 and December 31, 2003, we recorded approximately $5.9 million and $8.8 million in other assets, respectively, to reflect their fair value. The $2.9 million decrease in the fair value during the nine months ended September 30, 2004 was recorded as a component of comprehensive income. The fair value approximates the amount we would receive if these contracts were settled at the respective valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Financing for Wynn Macau

On September 14, 2004, we completed the financing for the design, development, construction and pre-opening expenses of Wynn Macau. Wynn Macau, S.A. executed a definitive credit agreement (the “Common Terms Agreement” or “CTA”) and related ancillary agreements for a senior secured bank facility of $397 million. The senior secured bank facility consists of term loan facilities in the amount of $382 million (which will be borrowed in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117 million (approximately $15 million as of September 30, 2004).

As described below, the term loans will not be drawn until previously funded base equity of $230 million and scheduled subordinated funding of $122 million have been expended for the construction and development of Wynn Macau. Commencing on September 14, 2007, the principal amount of the term loans is required to be repaid in quarterly installments. During the third year of the loan, 3.75% of the principal is due, during the fourth year of the loan, 10.00% of the principal is due, during the fifth year of the loan, 27.00% of the principal is due, during the sixth year of the loan, 29.00% of the principal is due, and during the seventh year of the loan, 30.25% of the principal is due. The term loans will mature on September 14, 2011, with annual interest charged at LIBOR or the Hong Kong Interbank Offered Rate (“HIBOR”) (as denominated) plus 3.5%. The working capital facility will expire on September 14, 2007 and borrowings under it are charged annual interest at HIBOR plus 2.5%.

The loans are secured by a collateral package consisting of a first priority security interest in substantially all of the assets of Wynn Macau, S.A. In addition, certain subsidiaries of Wynn Resorts that are direct or indirect shareholders of Wynn Macau, S.A. have executed a guarantee of the loans and pledged their shares in Wynn Macau, S.A. or upstream intermediate companies, as the case may be, as additional security for repayment of the loans.

Existing cash balances from Wynn Resorts, including amounts spent to date on Wynn Macau and $50 million deposited with Banco National Ultramarino, S.A. (“BNU”) as collateral for a bank guarantee as discussed further below, provided the $230 million of base equity to Wynn Macau, S.A, required under the financing documents. In addition, simultaneously with the loan signing, Wynn Group, Asia, Inc. (“Wynn Asia”), a subsidiary of Wynn Resorts, entered into a Note Purchase Agreement with Wynn Macau, S.A. pursuant to which Wynn Asia will purchase $122 million in subordinated notes to be issued by Wynn Macau, S.A.. The subordinated notes will be secured by a third priority security interest in the collateral package. Proceeds of the contributions and loans and the subordinated notes must be expended for Wynn Macau project costs prior to borrowing under the term loans. In addition, Wynn Resorts provided $30 million of contingent funds that is available to pay additional costs of construction, if necessary.

The CTA contains capital spending limits and other affirmative and negative covenants, customary for a limited recourse project financing, as well as restrictions on the use of up-front premia derived from subconcessions.

In September 2004, in connection with the financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with BNU for a guarantee in the amount of MOP700,000,000 (approximately US$87 million as of September 30, 2004). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. has deposited $50 million of the $230 million base equity funding with BNU, which deposit will be drawn upon by Wynn Macau, S.A., after the remainder of its base equity has been spent. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. The guarantee is further secured by a second priority security interest in the senior lender collateral package. BNU will be paid an annual fee for the guarantee of not to exceed MOP12,250,000 (approximately US$1,525,000 as of September 30, 2004).

Other Liquidity Matters

New business developments or other unforeseen events may occur, which could result in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas and other international and domestic markets, whether through acquisition, investment or development. Any such development would require us to obtain additional financing. Furthermore, if completion of the Wynn Las Vegas or Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening of our casino resorts will increase correspondingly, thus requiring additional financing. In addition, we intend to continue our periodic efforts to refinance all or a portion of our indebtedness when market conditions are appropriate. However, we cannot assure you that we will be able to refinance any of our indebtedness on acceptable terms or at all.

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

The amount of outstanding borrowings under the various debt instruments is expected to increase now that the proceeds of the initial public offerings of our common stock and the Notes have substantially been used in the construction of Wynn Las Vegas and as the Wynn Macau project evolves. Consistent with our obligation under agreements governing our variable-rate debt facilities to obtain interest rate protection for at least $325 million of borrowings thereunder, in May and June 2003, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on our expected future variable-rate borrowings. The swap notional amounts gradually increase correspondingly with the amounts and timing of our expected borrowings, to a total of $825 million during the period from March 2004 through December 2006.

Our swap instruments have been designated by us as cash flow hedges in accordance with applicable accounting pronouncements, and as of September 30, 2004 and December 31, 2003, we recorded approximately $5.9 million and $8.8 million in other assets, respectively, to reflect their fair value. The $2.9 million decrease in the fair value during the nine months ended September 30, 2004 was recorded as a component of comprehensive income. The fair value approximates the amount we would receive if these contracts were settled at the respective valuation date. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the three and nine months ended September 30, 2004, we incurred approximately $28.9 million and $83.9 million in interest. Approximately $504 million of our outstanding indebtedness at September 30, 2004 was based upon a variable, LIBOR rate plus a premium. It is estimated that a 1% increase in the LIBOR would have increased our interest cost by approximately $900,000 and $1.2 million, for the three and nine month periods ended September 30, 2004, respectively.

Foreign Currency Risks

The currency used in Wynn Macau S.A.’s concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in governmental policies and international economic and political developments.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Proceeds from our Initial Public Offering of Common Stock

In October 2002, we completed the initial public offering of our common stock and concurrently issued the Notes. Of the $465.3 million net proceeds from the initial public offering of our common stock (including the exercise of the over-allotment option) approximately $40 million has been deposited with our subsidiary, Wynn Group Asia, Inc. to help finance Wynn Macau. Another $80 million was placed into liquidity reserve and completion guarantee accounts required by the Wynn Las Vegas financing. The temporary investment of funds from the initial public offering earned approximately $9 million in interest, thus increasing the available funds from the offering of our common stock. All of the approximately $354.3 million of available funds from the proceeds of the offering of our common stock (excluding the $40 million deposited with Wynn Group Asia, Inc. for the development, construction and preopening expenses of Wynn Macau and the $80 million on deposit in the completion guarantee and liquidity reserve accounts), have been expended or incurred in the design, development and construction of Wynn Las Vegas.

Of the $354.3 million, approximately $144.6 million has been spent or incurred under the terms of the guaranteed maximum price contract with Wynn Las Vegas’ prime construction contractor and another $84.9 million was spent under other contracts or purchase orders for designing, developing, constructing and equipping Wynn Las Vegas or paying pre-opening expenses. In addition, approximately $86 million in transaction fees and expenses has been spent or incurred in obtaining our various other debt facilities and $38.8 million of interest costs have been incurred. We expended all of the proceeds of our common stock offering available for the Wynn Las Vegas project and began using the proceeds of the offering of the Notes for Wynn Las Vegas’ construction in November 2003.

Proceeds from the offering of the Notes

In October 2002, concurrent with the initial public offering of our common stock, we issued the Notes. We began using the $328.9 million in net proceeds of the Notes, after discount and commissions, in November 2003. Through September 30, 2004, we had expended or incurred approximately $301.4 million and received approximately $15.1 million of interest and other common stock offering proceeds to pay the Notes offering costs. As a result, at September 30, 2004 all but approximately $42.6 million of the Notes proceeds were exhausted. These remaining funds are required to be held for interest payments on the Notes.

Of the $301.4 million expended or incurred through September 30, 2004, approximately $184.4 million has been spent or incurred under the terms of the guaranteed maximum price contract with Wynn Las Vegas’ prime construction contractor and another $74.1 million was spent under other contracts or purchase orders for designing, developing, constructing and equipping Wynn Las Vegas or paying pre-opening expenses. In addition, $39.5 million of interest costs and $3.4 million in transaction fees and expenses in obtaining our various other debt facilities, have been incurred. The remaining net proceeds set aside for interest payments are temporarily invested in government-backed debt securities. Other than the interest reserve described above, we have utilized all the available proceeds of the Notes.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

4.1	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited (3)

4.2	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited (3)

4.3	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited (3)

4.4	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited (3)

*10.1	Third Amendment to Credit Agreement and Other Loan Documents, dated as of July 14, 2004, among Wynn Las Vegas, LLC as the Borrower, the Wynn Amendment Parties (as defined) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the lenders to such credit agreement.

*10.2	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.

*10.3	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.

*10.4	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.

*10.5	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.

*10.6	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.

*10.7	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.

10.8	Exchange Agreement, dated as of August 28, 2004, by and among Wong Chi Seng, S.H.W. & Co. Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd. (3)

10.9	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, Classic Wave Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd. (3)

10.10	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, L’Arc de Triomphe Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd. (3)

10.11	Exchange Agreement, dated as of September 1, 2004, by and among Wong Chi Seng, SKKG Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd. (3)

10.12	Fourth Amendment to Loan Agreement, dated as of July 21, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (4)

Exhibit No.	Description
10.13	Acknowledgment and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (4)

*10.14	Change Order No. 5 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.

*10.15	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.

*10.16	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.

*10.17	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.

*10.18	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.

*10.19	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.

*10.20	Unofficial English translation of Mortgage, dated September 14, 2004 between Wynn Resorts (Macau), S.A. as borrower and Societe Generale, Hong Kong Branch as security agent.

*10.21	Land Security Assignment, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.

*10.22	Assignment of Rights, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.

*10.23	Assignment of Insurances, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.

*10.24	Assignment of Reinsurances, dated September 14, 2004 between Companhia De Seguros De Macau, S.A. as Assignor and Societe Generale, Hong Kong Branch as the Security Agent.

*10.25	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.

*10.26	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.

*10.27	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.

*10.28	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.

Exhibit No.	Description
*10.29	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.

*10.30	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.

*10.31	Note Purchase Agreement dated September 14, 2004, by and among Wynn Resorts (Macau), S.A. and Wynn Group Asia, Inc.

*10.32	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.

23.1	Consent of Independent Registered Accounting Firm. (3)

23.2	Opinion of Schreck Brignone. (3)

24.1	Power of Attorney of officers and directors of Wynn Resorts, Limited. (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(3)	Previously filed with the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 8, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 4, 2004	By	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)