Form 10-K
period 2004-12-31
WYNN RESORTS LTD
filed 2005-03-15
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price as reported on the Nasdaq Stock Market on June 30, 2004 was $1,443,032,883.

As of February 28, 2005, 99,198,067 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

Wynn Resorts, Limited (“Wynn Resorts” or the “Company”) was formed in June 2002 and consummated the initial public offering of its common stock in October 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed in April 2000 as a Nevada limited liability company to acquire land and design, develop and finance “Wynn Las Vegas”, a new destination casino resort in Las Vegas, Nevada.

In June 2000, Valvino completed the purchase of the Desert Inn Resort and Casino (the “Desert Inn”) for approximately $270.0 million plus an adjustment for working capital, and subsequently purchased additional lots located in and around the Desert Inn golf course for an additional $47.8 million. Valvino ceased the operations of the casino in August 2000 to focus on the design and development of Wynn Las Vegas. Valvino continued to operate the Desert Inn golf course until Summer 2002. In February 2004, Valvino settled certain claims relating to the ten remaining residences of the former Desert Inn Country Club Estates and purchased those residences for $23.0 million.

In June 2002, Valvino, through its indirect subsidiary, Wynn Resorts (Macau) S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”) granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. Wynn Macau, S.A.’s first destination casino resort in Macau is hereafter referred to as “Wynn Macau.”

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts.

Since inception, Wynn Resorts has been a development stage company. Wynn Resorts’ efforts to date have been devoted principally to the design, development, financing and construction of Wynn Las Vegas and Wynn Macau. Construction of Wynn Las Vegas began in October 2002. Wynn Las Vegas will have its grand opening on April 28, 2005. Construction of Wynn Macau began in June 2004. Wynn Macau is scheduled to open in the third quarter of 2006. On December 14, 2004, Wynn Resorts refinanced Wynn Las Vegas’ debt structure to facilitate the development of 20 acres of adjacent land as “Encore at Wynn Las Vegas” (“Encore”), which is expected to open in the first half of 2008.

Unless the context otherwise requires, all references herein to “Wynn Resorts,” the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation and its consolidated subsidiaries or, with respect to periods prior to September 24, 2002, to Valvino Lamore, LLC and its consolidated subsidiaries, as the predecessor company of Wynn Resorts.

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

Wynn Las Vegas

Overview.    Through our wholly-owned indirect subsidiary, Wynn Las Vegas, LLC, we will own and operate Wynn Las Vegas. This new destination casino resort, which will open to the public on April 28, 2005, is the concept of Stephen A. Wynn (“Mr. Wynn”), our Chairman of the Board, Chief Executive Officer and one of our principal stockholders. From 1973 to 2000, Mr. Wynn was Chairman of the Board, President and Chief Executive Officer of Mirage Resorts, Incorporated and its predecessors. In that role, he was responsible for overseeing the development and operation of the Bellagio, The Mirage, Treasure Island at The Mirage and the Golden Nugget—Las Vegas in Las Vegas, Nevada, as well as the Atlantic City Golden Nugget in New Jersey and the Beau Rivage in Biloxi, Mississippi. Our management believes that Wynn Las Vegas will set a new standard of luxury and elegance for destination casino resorts in Las Vegas.

Wynn Las Vegas is located on Las Vegas Boulevard (the “Las Vegas Strip” or the “Strip”) on the site of the former Desert Inn, at the northeast corner of the intersection of the Strip and Sands Avenue, one-half block north of The Venetian and Treasure Island at The Mirage and across the Strip from the recently expanded Fashion Show Mall. Wynn Las Vegas also is adjacent to both the Sands Expo Center and Las Vegas Convention Center, which together contain over 3.2 million square feet of convention space. Wynn Las Vegas occupies approximately 215 acres of land, consisting of a hotel casino on 55 acres of land, a new golf course occupying approximately 142 acres of land and approximately 18 acres of land for employee parking across Sands Avenue from the hotel casino. Encore will occupy an additional 20 acres of land on the Las Vegas Strip immediately adjacent to Wynn Las Vegas.

Wynn Las Vegas will feature 2,716 luxurious guest rooms and suites, an approximately 111,000 square foot casino, 18 dining outlets, an on-site 18-hole golf course, approximately 223,000 square feet of meeting space, an on-site Ferrari and Maserati dealership and approximately 76,000 square feet of retail space. The resort will also have two showrooms featuring live entertainment productions. The Wynn Theater, previously referred to as the Aqua Theater Showroom, will open concurrently with Wynn Las Vegas and will feature “Le Rêve,” a water-based show produced by Franco Dragone, who created “O,” “Mystère” and the Celine Dion show. Our second showroom is expected to open during the third quarter of 2005, and will feature the 2004 Tony Award winning Broadway musical, “Avenue Q.”

The construction of Wynn Las Vegas is nearing substantial completion and remains within the project budget. The general contractor has completed the majority of the work and is currently in the process of completing the exterior site work and interior finishes. In support of our preopening efforts, we are currently occupying the following portions of Wynn Las Vegas under a Temporary Certificate of Occupancy (“TCO”) issued by the Clark County Building Department:

•	The Wynn Theater;

•	Meeting and convention facilities;

•	Warehouse and receiving;

•	Engineering and shop areas; and

•	A portion of the administrative offices.

We have been accepting room reservations by telephone since January 2005 and via the Internet since February 2005 (www.wynnlasvegas.com). We also have been booking conventions for more than a year.

The Hotel.    Wynn Las Vegas’ hotel tower will contain 45 floors of hotel rooms and suites on top of a five-story low-rise building housing the casino, restaurants, retail outlets and entertainment and recreational venues. The hotel also will feature a three-story low-rise with 36 fairway villas situated along the golf course. The building has a total area of approximately 5.2 million square feet. The high-rise building is configured in the shape of a gentle arc with the focal point of the arc being the Wynn Las Vegas man-made, lake-mountain feature situated in front of the hotel. The hotel guest main arrival area features an atrium garden adjacent to the registration desk with a view of the lake-mountain feature, which provides special effects intended to entertain hotel guests and other visitors who come to the resort.

The Guest Rooms.    The 2,359 standard guest rooms will be decorated with sophisticated interior design elements and are equipped with plush comforts such as large, elegant bathrooms, European linens and bedding, and flat screen televisions in both the living and bathroom areas. The standard guest rooms have a floor layout of approximately 620 square feet, which is 100 to 125 square feet more than the industry standard for a guest room. The arc-shaped design of our high-rise building will provide rooms with a view of the Las Vegas Strip, the golf course, the lake-mountain feature or the surrounding mountains. Wynn Las Vegas includes single and multiple bedroom luxury suites with superior amenities and furnishings designed to accommodate high-end hotel guests. Many suites include private massage rooms. Wynn Las Vegas offers 270 parlor and salon suites, 45 executive suites, 36 one- and two-bedroom fairway villas, and six private-entry villas averaging approximately 7,000 square feet.

The Casino.    Wynn Las Vegas will have an approximately 111,000 square foot casino located in the center of the first level of the low-rise building. The casino’s main gaming area contains an estimated 137 table games and 1,960 slot machines, a race and sports book, poker room, keno lounge, a baccarat salon and VIP gaming rooms. Our gaming limits will accommodate a full range of casino customers.

The Golf Course.    We have constructed a world-class, 18-hole golf course at the site of the former Desert Inn golf course. When Wynn Las Vegas opens, this golf course will be the only golf course on the site of a hotel casino resort on the Las Vegas Strip. Tom Fazio and Mr. Wynn, the designers of the Shadow Creek golf course owned by MGM MIRAGE, have designed Wynn Las Vegas’ golf course, which may be played only by hotel guests of Wynn Las Vegas. The golf course will feature three lakes and a series of meandering streams that will carve their way from the west to east end of the property. The golf course will feature dramatic elevation changes and includes water on almost every hole. The golf course is substantially complete.

Restaurants, Lounges, Bars and Nightclubs.    Wynn Las Vegas will have 18 food and beverage outlets, including six fine-dining restaurants and an approximately 600-seat buffet, and has engaged signature chefs to provide unique experiences to appeal to our guests. Wynn Las Vegas also will offer a full complement of lounges, bars and nightclubs.

The Wynn Theater.    The Wynn Theater in Wynn Las Vegas will offer “Le Rêve, A Small Collection of Imperfect Dreams,” Franco Dragone’s new water-based entertainment production. Mr. Dragone is the creative force behind the Bellagio’s production of “O” and Treasure Island at The Mirage’s production of “Mystère,” as well as Celine Dion’s production at the approximately 4,000-seat performing arts “Colosseum” at Caesars Palace, which opened in March of 2003.

The Wynn Theater will seat approximately 2,080 guests and feature an approximately 1,000,000 gallon performance pool. The seating for the Wynn Theater extends around the performance area a full 360 degrees and no seat is farther than approximately 42 feet from the performance area. The theater is substantially complete and rehearsals commenced in January 2005.

The Art Gallery.    Wynn Las Vegas also will offer an art gallery displaying rare paintings from The Wynn Collection, a private collection of fine art owned by Mr. and Mrs. Wynn. The Wynn Collection consists primarily of works from 19th and 20th century European and American masters, and at various times has included works by Pierre-Auguste Renoir, Paul Cézanne, Paul Gaugin, Édouard Manet, Henri Matisse, Amedeo Modigliani, Claude Monet, Pablo Picasso, and Vincent Van Gogh. Subject to certain notice restrictions, Mr. and Mrs. Wynn will have the right to remove or replace any or all of the works of art displayed in the art gallery. Upon opening Wynn Las Vegas, we will lease The Wynn Collection from Mr. and Mrs. Wynn for an annual fee of $1. The arrangement entitles us to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues, while we are responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of the Wynn Collection. After specified notice periods, we or Mr. and Mrs. Wynn may terminate this lease.

The Ferrari and Maserati Dealership.    Wynn Las Vegas will have on-site an authorized, full-service Ferrari and Maserati dealership, including a service and maintenance facility. Currently, there are only 32 Ferrari and 45 Maserati dealerships in the United States, and our dealership will be the first in Nevada. The dealership will be located near the main entrance to the hotel. We have formed a joint venture with United Auto Group, a New York Stock Exchange-listed operator of auto dealerships whose largest shareholder is the Penske Corporation. United Auto Group is experienced in first class, exotic car dealership operations, and will be primarily responsible for the management and operation of the dealership through the joint venture. We and United Auto Group are both required to invest an initial $1.0 million in the joint venture for working capital, and the joint venture is required to pay market rent for the space to operate the dealership, pay for tenant improvements and allocate profits and losses equally to our joint venture partner and us.

Designs and plans for the dealership have been submitted and approved by Ferrari North America and Maserati North America. The dealership must satisfy certain financing and other ongoing conditions, including minimum working capital and net worth requirements, and we must also provide quarterly updates as to the status of construction of Wynn Las Vegas and continuously meet all capital, facility, personnel, customer satisfaction and operational standards of Ferrari North America and Maserati North America. Under the agreements with Ferrari North America and Maserati North America, Mr. Wynn may not hold less than 20% of our issued and outstanding voting stock without the prior written approval of Ferrari North America and Maserati North America, which approval will not be unreasonably withheld. Mr. Wynn currently meets and, is expected to continue to meet, this requirement. We are required to commence dealership operations by April 28, 2005.

Retail Space.    Wynn Las Vegas will include approximately 76,290 square feet dedicated to 31 retail shops. We have entered into leases for five retail outlets with Cartier, Chanel, Christian Dior, Graff and Louis Vuitton. We or other retailers will operate the remaining stores, including a golf shop and other shops selling, among other things, men’s clothing, women’s apparel and accessories, women’s shoes, art, watches, jewelry, sundries and proprietary Wynn Las Vegas products, either under license agreements or through joint ventures with other high-end, brand-name retailers such as Brioni, Oscar de la Renta, Jean Paul Gaultier, Anne Geddes, Judith Lieber and Jo Malone.

Spa, Salon and Fitness Complex.    Wynn Las Vegas will offer an approximately 38,000 square foot world-class spa, salon and fitness complex offering high-end spa treatments and fitness equipment and custom label and branded skin and body treatment products, as well as clothing, accessories, and athletic wear.

Swimming Pools.    Wynn Las Vegas will offer its guests five outdoor swimming pools and two whirlpool spas. Two swimming pools will be dedicated for the exclusive use of our suite guests. All of the pool areas feature private cabanas and lush landscaping.

Convention, Meeting and Reception Facilities.    Wynn Las Vegas will feature approximately 223,000 square feet of convention, meeting and reception space (including corridors and patio space), including a grand ballroom, a junior ballroom and meeting rooms with outdoor patios overlooking either the pool area or the golf course, as well as boardrooms and a business center. Covered patios off the meeting rooms are available as pre-function or break-out areas.

Wedding Chapels.    Wynn Las Vegas will have two intimate wedding chapels. The larger chapel may accommodate 120 guests while the smaller may accommodate 65 guests. There is also a private outdoor courtyard, which may accommodate up to 40 guests, available for pre-event cocktails, day and evening weddings, post-ceremony cake and champagne or an intimate post-event cocktail party.

Parking.    Wynn Las Vegas will have two parking garages, a surface parking lot and an underground valet parking facility for its hotel guests, other visitors and employees. We kept and expanded the former Desert Inn parking garage for Wynn Las Vegas’ use and constructed the second parking garage as well as the underground valet parking. Our parking garages will provide easy access to our hotel. The second level of the newly constructed hotel parking garage connects to a retail promenade that will lead to the casino. We also have a separate surface parking lot for employees on the 18-acre parcel across Sands Avenue adjacent to Wynn Las Vegas. In total, there are approximately 5,830 parking spaces available to guests, visitors and employees of Wynn Las Vegas. The parking garages are substantially complete and currently being used for parking by employees and construction personnel.

Entertainment Productions.    Wynn Las Vegas will have two showrooms. The Wynn Theater described above will present “Le Rêve, a small collection of imperfect dreams” upon the opening of Wynn Las Vegas on April 28, 2005. The second showroom, which will be completed in the third quarter of 2005, will present the Tony-Award winning Broadway musical, “Avenue Q”.

Le Rêve.    We have entered into license and production services agreements for the creation, development and production of “Le Rêve, a small collection of imperfect dreams.” Franco Dragone is the executive producer and principal creator of the water-based show production, which is currently in rehearsal in the Wynn Theater.

Under these two ten-year license and production services agreements, which have five-year renewal options, we paid Mr. Dragone’s production company a $2.0 million up-front creation fee and, upon the opening of the show, will pay a royalty of 10% of the net retail revenues and 50% of the show’s profits. We also have an option with respect to a second production for Wynn Las Vegas or for another project. We or one of our affiliates will be required to pay $1.0 million if we exercise the option.

As part of the show licensing and production agreements, we granted to the production company an award of 189,723 shares of restricted stock. The restricted stock will vest on June 30, 2006. However, the restricted stock will not vest, but instead will be immediately cancelled and retired, if, as of June 30, 2006, the entertainment production at Wynn Las Vegas has not commenced or has been cancelled due to any act or omission of the production company.

Avenue Q.    We have purchased the exclusive rights to produce and present “Avenue Q” in the United States and Canada. We have already paid $2 million of the total $5 million purchase price. Another $1 million will be paid in April 2005 and the final $2 million installment will be paid immediately after opening and presenting “Avenue Q” in our second showroom expected to open in the third quarter of 2005.

We have also entered into a Production Services Agreement with the producer of “Avenue Q” for the production services necessary to present the show. The initial term of the agreement is from the opening of the show through December 31, 2006, and the agreement is renewable for one-year terms if the annual Show Net Profits, as defined in the agreement, is equal to or greater than $2 million. Under the terms of the agreement, we are required to advance to the producer $2 million to fund the costs of producing “Avenue Q.” We have advanced approximately $1.1 million of these expected costs to date and will further advance an additional $900,000 in the third quarter of 2005. In addition, we will pay the producer $15,000 per performance to pay for the costs of presenting the show and we will receive rental payments amounting to 11% of the final project cost annually. Furthermore, Wynn Las Vegas will pay the producer 60% of both the Show Net Profits and Merchandise Net Profits, as defined in the agreement.

Encore at Wynn Las Vegas

The Company continues to refine the scope and design of Encore. Previously, Encore was to include a hotel tower with approximately 1,500 mini-suites, a small amount of ancillary gaming space, restaurants, a spa, swimming pools, additional retail and approximately 30,000 square feet of meeting rooms. It was expected to cost no more than $900 million and to open in the second half of 2007. As initially planned, Encore was an addition to Wynn Las Vegas.

Due to anticipated demand for Wynn Las Vegas, continued strength in the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, the Company anticipates a significant increase in the scope of Encore, elevating it to the status of a free standing casino resort; one which is integrated with Wynn Las Vegas through its public space. Although the scope and design of the project have not been finalized and remain subject to board of director approval, we now expect that Encore will include approximately 2,000 full suites in its hotel tower—meaning separate living rooms and bedrooms in each unit—as well as significant additional casino, convention and meeting space, additional entertainment venues, restaurants, a spa and salon, swimming pools and retail space. We currently anticipate that Encore will open in the first half of 2008.

Budget and Financing For Wynn Las Vegas and Encore

Wynn Las Vegas.    Mr. Wynn oversees our design and development subsidiary, Wynn Design & Development, LLC (“Wynn Design and Development”), which is responsible for the design and architecture of Wynn Las Vegas (except for the Wynn Theater, the golf course and the hotel parking garage) and for managing construction costs and risks associated with the Wynn Las Vegas project. Marnell Corrao Associates (“Marnell Corrao”) is the builder and general contractor for Wynn Las Vegas (except for the hotel parking garage and the golf course). Marnell Corrao has had extensive experience in building large Las Vegas destination resorts, including the Bellagio, The Mirage, Treasure Island at The Mirage and New York-New York Hotel and Casino.

Wynn Las Vegas’ project budget, excluding the incremental cost anticipated for Encore, was, as of December 31, 2004, approximately $2.7 billion, including the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies. Through December 31, 2004, we had funded approximately $2.0 billion of project costs primarily from a combination of our cash on hand from contributed capital, proceeds from the initial public offering of our common stock, proceeds from the issuance of our recently discharged 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) and a portion of our previous credit facilities. We estimated that approximately $670 million would be needed as of December 31, 2004 to complete Wynn Las Vegas.

In December 2004, we contributed $400.0 million to the Wynn Las Vegas project from the proceeds of the November 2004 offering of 7.5 million shares of our common stock. Also, on December 14, 2004, we effected a series of transactions to refinance Wynn Las Vegas’ debt and raise additional funds for Encore. These transactions included, among other things, issuance of $1.3 billion of 6.625% First Mortgage Notes due 2014 (the “First Mortgage Notes”), tender offer for all of the outstanding Second Mortgage Notes, discharge of the remaining Second Mortgage Notes, and replacement of our previous credit facilities with new credit facilities. The new credit facilities bear interest at LIBOR plus 2.25% on the revolving credit facility (the “Revolver”) and LIBOR plus 2.125% on the term loan facility (the “Term Loans”).

In connection with the refinancing, we recorded a loss on the extinguishment of debt of approximately $97.2 million. This loss consists of the Second Mortgage Notes tender premium and associated consent fees of approximately $62.9 million, prepayment penalties on part of the previous credit facilities of approximately $1.6 million, the writeoff of the tendered portion of the original issue discount relating to the Second Mortgage Notes of approximately $12.6 million and writeoffs of debt issue costs associated with the Second Mortgage Notes and the previous credit facilities of approximately $20.1 million. The refinancing lowered our overall cost of borrowing and also provided the financial flexibility to allow for the further development of our real estate assets.

The $400.0 million contribution from our common stock offering, a portion of the remaining proceeds of our First Mortgage Notes and availability under our new credit facilities are expected to provide sufficient funds to complete and open Wynn Las Vegas. In addition, we have a $50.0 million completion guarantee balance and a $30.0 million liquidity reserve available for Wynn Las Vegas. Wynn Resorts is not a guarantor of the new financing and is not obligated to apply any of its funds to the Wynn Las Vegas project, although it has more than $300.0 million in cash can be made available.

Of the estimated $2.7 billion total development cost for Wynn Las Vegas, the design and construction costs are budgeted to be approximately $1.6 billion, including the cost of constructing the golf course and hotel parking garage, as well as the entertainment production costs. The remaining approximately $1.1 billion of development costs includes costs such as pre-opening expenses, land acquisition costs, construction period interest, financing fees and certain furniture, fixtures and equipment, such as slot machines, computer equipment and kitchen and dining supplies.

In an effort to manage our construction risk, we entered into a guaranteed maximum price construction contract, as amended, with Marnell Corrao, guaranteeing timely construction and covering approximately $1.1 billion of the budgeted $1.6 billion design and construction cost. The $1.1 billion guaranteed maximum includes the actual construction costs, a $34.4 million lump-sum contractor’s fee, payment and performance bond costs, certain insurance and a $5.1 million owner-controlled contingency to cover, among other things, owner-created delays and scope changes.

Under certain circumstances, we will be responsible for excess costs with respect to Wynn Las Vegas. The guaranteed maximum price is subject to increases upon certain occurrences including, among other things, scope changes to the project.

Wynn Las Vegas is currently on budget and scheduled to be completed for the grand opening on April 28, 2005. In addition to the guaranteed maximum price provisions of the construction contract, we have implemented specific mechanisms that are intended to reduce the risk of construction cost overruns and delays, including:

•	a $150.0 million contractor performance and payment bond securing Marnell Corrao’s obligations under the construction contract;

•	a guaranty by Marnell Corrao’s parent company, Austi, of Marnell Corrao’s full performance under the construction contract until final payment under that contract;

•	a liquidated damages provision requiring Marnell Corrao to pay us $300,000 for each day the substantial completion of construction is delayed, following a five-day grace period and subject to force majeure and other permitted exceptions, up to a maximum amount of $9.0 million; and

•	a construction contingency of $5.0 million.

As of December 31, 2004, approximately $509.2 million of the $1.6 billion budgeted design and construction cost expenditures are not part of the Marnell Corrao guaranteed maximum price contract. These budgeted costs include:

•	owner-managed interior furniture, fixtures and equipment, construction of restaurant and retail spaces, including tenant allowances, signage and electronic systems, site work and exterior features, all at a budgeted cost of approximately $310.9 million;

•	estimated design and engineering professional fees of approximately $70.3 million;

•	entertainment production costs of approximately $34.4 million;

•	construction of the new golf course at a budgeted cost of approximately $23.1 million;

•	costs of miscellaneous capital projects, including demolition and mock-up costs, of approximately $19.9 million;

•	costs of obtaining required governmental approvals and permits and utility service connection fees of approximately $14.3 million;

•	estimated insurance costs of approximately $13.9 million for builder’s risk insurance, fees and reserves under the owner-controlled insurance program, umbrella and excess liability insurance and design professional liability insurance during the construction period;

•	construction of the hotel parking garage at a budgeted cost of approximately $11.1 million;

•	utilities and security costs during construction of approximately $6.3 million; and

•	contingency of approximately $5.0 million.

Encore at Wynn Las Vegas.    We expect that the portion of the proceeds from the sale of the First Mortgage Notes remaining after completion of Wynn Las Vegas, together with availability under the new credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to fund Encore project costs of up to $1.4 billion without incurring additional debt or receiving additional capital contributions from Wynn Resorts. We are permitted to spend up to $100.0 million from the proceeds of the First Mortgage Notes and our new credit facilities to fund costs related to Encore prior to the time the construction budget, construction schedule and certain plans, specifications, schematic drawings and other specified deliverables for Encore (collectively, the “Encore Budget, Plans and Specifications”) are approved by a majority of the arrangers or a majority of the lenders under our credit facilities. Availability of funds in excess of this amount and commencement of construction of Encore are subject to approval of the Encore Budget, Plans and Specifications by June 30, 2005. If this approval is not obtained prior to June 30, 2005, availability under the credit agreement is reduced by $550 million. Once we have finalized the scope and plans for Encore, we will seek necessary consents and approvals from our lenders and noteholders.

Upon completion of Wynn Las Vegas, if the Encore Budget, Plans and Specifications are approved, at least $30.0 million is required to be on deposit in this completion guarantee collateral account to provide contingent funds for the completion of Encore. These funds will become gradually available to us for Encore’s project costs as construction progresses. To the extent these amounts are committed for use, the Encore project budget will increase correspondingly. Encore at Wynn Las Vegas is expected to open in the first half of 2008.

We, the indenture trustee for the First Mortgage Notes and the agent of the lenders under the new credit facilities have entered into an amended and restated disbursement agreement to (i) regulate the holding and investment of the proceeds of the new credit facilities and the First Mortgage Notes as well as any capital contribution we make to Wynn Las Vegas, LLC and (ii) establish the restrictive conditions for, and sequencing of, funding construction costs and procedures for approving, and limitations and restrictions on, change orders and amendments to the construction schedule and budget.

Wynn Macau

Overview.    We are constructing and will own and operate Wynn Macau, our first hotel and casino resort in Macau, under a 20-year concession agreement with the government of Macau granted to our indirect subsidiary Wynn Macau, S.A., in June 2002. Macau is located in southeast China bordering the South China Sea, approximately 37 miles southwest of Hong Kong. Macau has been an established gaming market for more than 40 years. Wynn Macau, S.A. currently is one of three concessionaires and one sub-concessionaire permitted by the government to operate a casino gaming business in Macau.

In September 2004, we acquired all of the 17.5% indirect economic interests in Wynn Macau, S.A. formerly held by third parties in exchange for 1,333,333 shares of our common stock. Consequently, we now own 100% of the economic interest and control 90% of the voting interest of Wynn Macau, S.A. indirectly through various subsidiaries. Macau law requires that the position of executive director and at least 10% of the voting shares of Wynn Macau, S.A. be held by a permanent resident of Macau. Mr. Wong Chi Seng, a Macau permanent resident who is the executive director of Wynn Macau, S.A., owns approximately 10% of the voting shares of Wynn Macau, S.A., although he has only nominal (up to 1 Macau pataca) dividend participation rights.

Development.    In June 2004, Wynn Macau, S.A., entered into a 25-year land concession contract to lease approximately 16 acres of land in Macau’s inner harbor area. Construction of Wynn Macau also commenced in June 2004 utilizing approximately 11 of the 16 acres. We are considering an expansion of Wynn Macau on the remaining 5 acres. Although we continue to refine the design of the resort, including potential expansion and improvements, Wynn Macau is currently expected to include approximately 600 hotel rooms, approximately

100,000 square feet of gaming space, seven restaurants, approximately 28,000 square feet of retail space, and a spa, salon and entertainment facilities.

Design and construction of Wynn Macau is progressing on schedule and within budget. The hotel and casino resort is expected to open in the third quarter of 2006. Detailed interior design work is continuing with the majority of architectural and structural design work now complete. Construction is progressing well with piling and other in-ground activities substantially complete. Construction activities since groundbreaking include the following:

•	Piling work is complete;

•	Construction of basement plant and tunnel areas is substantially complete;

•	The hotel tower structure has reached the fourth floor level;

•	Structural floor slabs for the Main Casino Area are approximately 90% complete; and

•	Approximately 1,500 tons of structural steel has been erected in the main casino area and the second floor office area.

Wynn Macau Budget and Financing

As with Wynn Las Vegas, Mr. Wynn is overseeing our development of Wynn Macau. Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited (collectively, “Leighton/China State”) are acting together as the builder and general contractor. Together, Leighton/China State has extensive experience in large construction projects in Australia and the Far East.

Wynn Macau’s project budget is approximately $704.0 million. This includes land acquisition costs of approximately $40.6 million, construction and design costs of approximately $425.0 million, capitalized interest, pre-opening expenses, financing fees and construction contingencies, but excludes up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows. Through December 31, 2004, we had funded approximately $123.2 million of project costs for Wynn Macau and we estimated that approximately $580.8 million would be required as of that date to complete Wynn Macau. These costs are being, and will continue to be, funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of capital contributions, intercompany loans (including up to $122.0 million from Wynn Las Vegas, LLC as provided under its existing indebtedness) and/or subordinated funding, as well as the available senior secured credit facility as described more fully below.

In an effort to manage our construction risk, construction of Wynn Macau commenced in June 2004 under a guaranteed maximum price architectural, engineering and construction services contract between Wynn Macau, S.A. and Leighton/China State. Under this contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by Wynn Design and Development) based on an existing scope of work and design specifications provided by Wynn Macau, S.A. The general contractor is obligated to substantially complete the project by August 27, 2006 for a guaranteed maximum price of approximately $285.1 million, including the contractors’ fee of approximately $19.5 million, an owner controlled contingency of approximately $3.0 million and a contractor contingency of approximately $12.9 million). Both the contract time and guaranteed maximum price are subject to further adjustment under the circumstances specified in the contract. In addition, subject to certain exceptions, the contract includes a liquidated damages provision requiring the contractor to pay us $300,000 per day for each day the substantial completion of construction is delayed, up to a maximum of $20.0 million. The contractors’ performance is further backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities, as well as a performance bond issued by a bank in an amount equal to approximately $28.5 million.

Approximately $140.0 million of the design and construction costs are not covered by the guaranteed maximum price architectural, engineering and construction services contract. These items primarily consist of costs for certain interior furnishings, signage and electronic systems, insurance and security and certain design and engineering costs. It is the responsibility of Wynn Design & Development to manage the risks associated with these items. In addition to the contingencies in the guaranteed maximum price architectural, engineering and construction services contract, we have available approximately $12.2 million of hard and soft cost contingencies to cover owner-controlled cost overruns and scope changes to the work.

To facilitate construction management, Wynn Design and Development has established an office in Macau to oversee the process. We and the lenders have also engaged WT Partnership and Mott Connell, respectively, two construction-engineering consulting firms, to examine, monitor and provide monthly reports on the materials pricing and construction progress, respectively.

In September 2004, Wynn Macau, S.A. obtained the financing necessary to carry out its development plans and maintain the financial capacity to adequately operate its gaming business in Macau. From a combination of capital contributions and intercompany loans at an annual interest rate of 6.25%, we have invested, or will invest, a total of approximately $230.0 million into the Wynn Macau project. In addition, we intend to make an additional subordinated intercompany loan for approximately $122.0 million at an interest rate of 7.5%. The remaining $352.0 million to fund the budgeted project costs will be provided in the form of a base term loan as part of a $397.0 million senior secured bank facility entered into by Wynn Macau, S.A. In addition to the base term loan and to cover any potential owner-generated cost overruns, we have established a $30.0 million contingent equity funding source in the form of an intercompany loan and have available a $30.0 million contingent debt facility. The senior secured bank facility also includes a working capital facility of $15.0 million. Agreements governing the debt facilities specify the sequencing of funding sources and provide that prior to borrowing under the senior bank facility, we must first utilize a majority of the cash balances funded to the Wynn Macau project.

Our Strategy

Showcase the “Wynn Brand.”    Mr. Wynn’s involvement with Wynn Las Vegas and Wynn Macau provides a distinct advantage over other gaming enterprises. We believe that Mr. Wynn is widely viewed as the premier designer, developer and operator of destination casino resorts in Las Vegas and, as such, has developed a “brand name” status. In the major destination casino resorts he has previously developed, Mr. Wynn successfully developed a formula which integrates luxurious surroundings, upscale design, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas is Mr. Wynn’s most innovative work to date and will set a new standard of luxury and elegance for destination casino resorts in Las Vegas, much as the Bellagio and The Mirage did when they were built by Mirage Resorts, Incorporated under the guidance of Mr. Wynn. We also believe that Mr. Wynn’s reputation and the new standard of luxury and elegance brought to the industry by Wynn Las Vegas will translate to a high level of anticipation for our Wynn Macau casino resort.

Create the Preeminent Destination Casino Resort on the Las Vegas Strip.    Wynn Las Vegas represents a natural extension of the concepts Mr. Wynn has utilized in developing other major destination casino resorts. Following Mr. Wynn’s formula, we plan to attract a range of customers, including middle-market and high-end gaming patrons to Wynn Las Vegas by offering a premium level of luxury and high-quality guest rooms and suites, as well as non-gaming amenities such as a world-class golf course, fine dining, premier retail shopping and distinctive entertainment in intimate, luxurious surroundings. We believe that the level of luxury, sophistication and service we will offer at Wynn Las Vegas, together with Mr. Wynn’s experience and reputation in building and operating premier Las Vegas destination casino resorts, will appeal to international and domestic high-roller gaming patrons. In addition to the main casino, Wynn Las Vegas offers a baccarat salon and private high-limit gaming rooms designed to create a sense of comfort and exclusivity for high-end gaming customers. Wynn Las Vegas will have a sophisticated, casually elegant ambience rather than a highly themed experience like many other hotel casino resorts on the Las Vegas Strip. We believe that, over time, Wynn Las Vegas’ more generally themed casually elegant environment, together with its high-quality amenities, superior level of service and distinctive attractions, will have greater lasting appeal to customers than a resort with a particular theme and attractions based on that theme.

When Wynn Las Vegas opens on April 28, 2005, it will have been almost five years since a major new hotel casino resort opened on the Las Vegas Strip. As a result, we expect that there will be a high level of anticipation for Wynn Las Vegas.

Capitalize on the Attractive Location of Wynn Las Vegas and Encore.    Wynn Las Vegas has approximately 1,350 feet of frontage on the Las Vegas Strip at the site of the former Desert Inn on the northeast corner of the intersection of the Las Vegas Strip and Sands Avenue. Wynn Las Vegas is directly across the Strip from the Fashion Show Mall, which contains premium retail stores and anchor tenants such as Neiman Marcus, Saks Fifth Avenue and Macy’s and recently underwent a substantial remodeling and expansion program. Wynn Las Vegas is also across the street from two of the nation’s largest convention centers: the Las Vegas Convention Center and the Sands Expo and Convention Center. The back of the Wynn Las Vegas property runs along Paradise Road, a major artery in the resort corridor that leads directly to and from McCarran International Airport. Encore will be immediately adjacent and connected to Wynn Las Vegas and will have approximately 900 feet of Strip frontage.

We believe our location provides us with a distinct competitive advantage. Wynn Las Vegas will be conveniently accessible in an average of approximately four minutes from the Spring Mountain Road exit off of Interstate 15, and in an average of approximately ten minutes from McCarran International Airport. Shuttle service running along the north perimeter of the golf course will provide convention and trade show attendees and other Wynn Las Vegas visitors with quick and convenient transportation to and from the Las Vegas Convention Center. We also anticipate that Wynn Las Vegas will be connected to both the Fashion Show Mall and the Venetian Resort & Casino by pedestrian bridges, which the government of Clark County, Nevada is scheduled to complete in the second quarter of 2005.

Capitalize on the Macau Opportunity.    Currently, our indirect subsidiary Wynn Macau, S.A. is one of the three concessionaires and one sub-concessionaire allowed by the government of Macau to operate casinos in Macau, an established gaming market drawing gaming patrons principally from Hong Kong and mainland China. The government of Macau is encouraging significant foreign and domestic investment in new and expanded casino entertainment facilities in Macau to enhance its reputation as a casino resort destination and to attract additional tourists and lengthen stays. The Chinese government has also recently removed certain internal travel restrictions, allowing mainland Chinese from certain urban centers and economically developed regions to visit Macau without joining a tour group, and increased the amount of renminbi (the Chinese currency) that Chinese citizens are permitted to bring into Macau. We expect tourism in Macau to continue to grow as the Chinese government continues to implement its policy of liberalizing historical restrictions on travel and currency movements. We believe that these efforts will provide an opportunity for growth in the Macau gaming and resort market. Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macau in a relatively short period of time, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macau or to Hong Kong. The relatively easy access from major population centers promotes Macau as a popular gaming destination in Asia. We plan to capitalize on these favorable market trends, utilizing our brand and significant experience in Las Vegas by providing a Steve Wynn-designed property on an attractive site located on approximately 16 acres (approximately 11 of which are currently under development) in Macau’s inner harbor area across from the Hotel Lisboa, Macau’s largest and best-known casino, with appropriately high service standards.

Capitalize on Our Experienced Management Team.    Mr. Wynn and his team bring significant experience in the design, development and operation of destination casino resorts. Mr. Wynn and members of his team were responsible for the design, development and operation of the Bellagio, The Mirage and Treasure Island at The Mirage. Other senior executives joined Mr. Wynn from renowned hospitality companies including Caesars Entertainment and Starwood.

Marketing.    Our marketing strategy consists of positioning Wynn Las Vegas as a full-service luxury resort and casino in the leisure, convention and tour and travel markets. We are creating general market awareness about product offerings through conventions and media, including television, radio, newspapers, magazines, the Internet, direct mail and billboards. Prior to the opening of Wynn Macau, we will use similar strategies to generate awareness and anticipation for our Macau resort.

We will market the resorts directly to gaming customers using database marketing techniques, and traditional incentives, such as reduced room rates and complimentary meals and suites. We will offer high-roller gaming customers premium suites and special hotel services, and we will develop a guest loyalty program that will integrate all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compare it against incurred expenses to determine the profitability of that guest. We will use this program to implement a rewards system that offers discounted and complimentary meals, lodging and entertainment for our guests. We will also use that information to develop an integrated database that will allow us to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

We also expect to capitalize on the substantial network of international and domestic high-roller and premium customers who are familiar with Mr. Wynn from his tenure at Mirage Resorts, Incorporated. We believe that, in operating some of the signature properties in Las Vegas, Mr. Wynn has developed a high degree of customer recognition and guest loyalty and therefore believe that Wynn Las Vegas will attract wealthy international and domestic gaming customers. Furthermore, we believe that Mr. Wynn’s reputation will attract experienced, high-level international and domestic casino marketing executives to work with the Company. We plan to have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Vancouver and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We will also implement cross-marketing strategies between Wynn Las Vegas and Wynn Macau to encourage international business between the Macau and Las Vegas markets.

Master-planned Design for Future Las Vegas Expansion.    We own approximately 235 acres of land, comprised of an approximately 55-acre plot along the Strip on which Wynn Las Vegas is located, 20 adjacent acres on the Strip where Encore will be constructed, an approximately 142-acre parcel located behind the hotel for our golf course and an approximately 18-acre parcel across Sands Avenue for employee parking.

We are creating a long-range plan to develop the 142-acre golf course parcel into a large mixed-use hotel, casino and residential entertainment resort complex. The complex may include multiple waterfront hotels built around a lake offering water sports and other entertainment. The complex also may include multiple restaurants, retail offerings and entertainment venues. We have not yet developed specific plans for such a complex, and there can be no assurance that plans will be developed. We cannot predict the cost of such a development or whether we will be able to obtain the necessary financing for the development on suitable terms, if at all. In any event, it is not expected that any construction on the golf course land would begin before 2009.

Explore Opportunities for Future Growth.    We continue to explore opportunities to develop additional gaming and related businesses in Las Vegas and other domestic or international markets, whether through acquisition, investment or development. For example, we have submitted a proposal pursuant to a Request for Concept recently solicited by the Singapore government, for an integrated resort development with a casino in that jurisdiction. Our concept proposal was for the Marina site and contemplated a project cost of approximately S$1.5 billion (approximately US$1.0 billion). This or any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts or through a line of subsidiaries separate from the Las Vegas or Macau-related entities.

Market and Competition

Las Vegas

Las Vegas is one of the fastest growing leisure, lodging and entertainment markets in the country, has one of the strongest and most resilient hotel markets in the country and, according to the American Gaming Association, has the highest casino gaming revenue in the United States. Major properties on the Las Vegas Strip have opened over the past ten years, including the Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, Aladdin Resort & Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas, which will be located on the Las Vegas Strip, will compete with these and other high-quality resorts and hotel casinos on the Las Vegas Strip and those in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

Many competing properties, such as the Bellagio, Caesars Palace, Harrah’s Las Vegas, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, the MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Rio All-Suite Hotel & Casino, Treasure Island at The Mirage and The Venetian, have themes and attractions which draw a significant number of visitors and will directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we will and target the same demographic group as we will. We seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and level of luxury.

Las Vegas casinos also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, riverboat gaming facilities in other states, hotel/casino facilities elsewhere in the world, state lotteries, Internet gaming and other forms of gaming. In addition, certain states have legalized, and others may or are likely to legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. Also, in March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands is growing and could become a significant competitive force. The proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Philadelphia, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

Our casino will also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, on- and off-track pari-mutuel wagering and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States will also increase the competition we face and will continue to do so in the future.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred in December 1999 from Portuguese to Chinese administration. Macau is located approximately 37 miles southwest of, and less than one hour away via a ferry system from, Hong Kong and has been a casino gaming destination for more than 40 years. Macau consists principally of a small peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is positioned in one of the world’s largest concentrations of potential gaming customers. According to the Innovation Group, a gaming research company, casinos in Macau generated approximately $5.1 billion in gaming revenue in 2004, a nearly 38% increase over the $3.5 billion generated in 2003. Macau casinos are primarily table game-oriented and include many private VIP rooms, but contain relatively few slot machines.

Macau’s gaming market is primarily dependent on tourists. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, more than 16.7 million people visited Macau in 2004, an increase of 40% over the 11.9 million visitors in 2003. From 1999 through 2004, less than one-third of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only one to two nights. We expect the average length of stay to increase with the expected increasing number of visitors, expanded gaming and new, upscale hotel resort accommodations in Macau. The development of Hong Kong Disneyland scheduled to open in 2005 on Lantau Island near Macau also is expected to increase the number of visitors to Macau.

Gaming customers traveling to Macau typically come from nearby destinations in Asia such as Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, over 90% of the tourists who visited Macau in 2004 came from Hong Kong, mainland China or Taiwan. Macau completed construction of an international airport in 1995 that accommodates large commercial aircraft and provides direct air service to major cities in Asia, such as Manila, Singapore, Taipei, Bangkok, Beijing, Shanghai and other major cities in China.

The Macau government is encouraging significant foreign and domestic investment in new and expanded casino and entertainment facilities in Macau that are intended to promote Macau as a casino resort destination and enhance tourism and lengthen stays. In the past, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, under the authority of the Chief Executive and the Casino Tender Commission of Macau, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires, who in turn are permitted, subject to the approval of the government of Macau, to grant sub-concessions to other gaming operators. One sub-concession has been granted to date.

The three concessionaires and one sub-concessionaire currently operate 17 casinos in Macau. Sociedade de Jogos de Macau (“SJM”) is one of the concessionaires and operates 15 of the 17 casinos. SJM is controlled by Stanley Ho, who through another entity controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years. Most of SJM’s casinos are relatively small facilities which are offered as amenities in hotels; however, a few are substantial operations enjoying recognition by gaming customers. Three of the largest casinos in Macau are the Hotel Lisboa, The Greek Mythology Casino (formerly the New Century Casino), and Pharaoh’s Palace. Eleven of SJM’s casinos are located in hotels. In addition, an affiliate of Mr. Ho owns substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong.

SJM, which recently opened the Greek Mythology Casino and is currently constructing a resort opposite the rear entrance of the Hotel Lisboa, was obligated under its June 2002 concession agreement with the Macau government to invest at least approximately 4.7 billion patacas (approximately US $587.5 million) by December 2004. SJM also has announced that it will operate the casino in the new Park Hyatt hotel on the island of Taipa, which is being developed by a joint venture consisting of Melco, a Hong Kong-listed associated company of SJM, and Publishing and Broadcasting, Ltd., an Australian casino operator. In addition, MGM MIRAGE has announced that it is in negotiations with Stanley Ho’s daughter, Pansy Ho Chiu-king, to form a joint venture to build and operate a major hotel-casino resort in Macau, subject to entering into an approved sub-concession with SJM.

Galaxy Casino Company Limited, referred to herein as Galaxy, also was awarded a casino concession in June 2002. Galaxy is a company headed by Hong Kong businessman Lui Chi-woo and a group of Hong Kong investors. In 2004, Galaxy opened the Waldo Hotel/Casino, which has become a major casino destination, and is currently constructing the Galaxy Star hotel casino immediately adjacent to the Wynn Macau site. Las Vegas Sands Corp., the owner and operator of The Venetian casino resort in Las Vegas and a former partner of Galaxy, has entered into a sub-concession agreement with Galaxy which allows it to independently develop and operate casinos in Macau. In May 2004, Las Vegas Sands Corp. opened the Sands Macao, the first Las Vegas-style casino to open in Macau. Each of Galaxy Waldo and Sands Macao have captured a significant share of the casino gaming market in Macau. Both Galaxy and Las Vegas Sands Corp. also have announced their intention to build major casino resorts in an area known as Cotai, which consists of reclaimed land connecting the islands of Coloane and Taipa. Together, Galaxy and its sub-concessionaire are obligated to invest at least 8.8 billion patacas (approximately US $1.1 billion) by June 2012 under Galaxy’s casino concession agreement.

Wynn Macau, S.A. was awarded the third casino concession. Wynn Macau’s gaming and hotel businesses will compete with the casinos and casino hotels currently operated, under development and to be developed by the two other casino concessionaires and their respective sub-concessionaires in Macau. Wynn Macau, S.A.’s casino concession agreement also permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

Wynn Macau will also face competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. Wynn Macau also will encounter competition from other major gaming centers located around the world, such as Australia and Las Vegas, cruise ships in Asia that offer gaming, and illegal casinos throughout Asia. Further, if current efforts to legalize gaming in Singapore, Thailand or Penghu, Taiwan are successful or if the reported large-scale new casino entertainment complex proposed in Manila, Philippines is developed, Wynn Macau will face additional regional competition.

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

Owner and Operator Licensing Requirements.    Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas, is required to seek approval from, and be licensed by, the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee. Wynn Las Vegas, LLC has submitted the required applications and if Wynn Las Vegas, LLC is granted gaming licenses, it will have to pay periodic fees and taxes. The gaming licenses will not be transferable. The applications of Wynn Las Vegas are scheduled to be considered by the Nevada Gaming Authorities at their March 2005 meetings. We cannot assure you that Wynn Las Vegas, LLC will be able to obtain all approvals and licenses from the Nevada Gaming Authorities on a timely basis or at all.

Company Registration Requirements.    Wynn Resorts is required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings is required to apply to, and be found suitable by, the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn Las Vegas, LLC, as an issuer of the First Mortgage Notes that are expected to be registered with the United States Securities and Exchange Commission, will also qualify as a registered company and, in addition to being licensed, will be required to be registered by the Nevada Gaming Commission as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the First Mortgage Notes, is not required to be registered or licensed, but may be required to be found suitable as a lender or financing source. We have submitted all required applications, and the applications are scheduled to be considered by the Nevada Gaming Authorities at their March 2005 meetings. We cannot assure you that the registrations, licenses and findings of suitability from the Nevada Gaming Authorities will be obtained on a timely basis or at all.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements.    No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed and are scheduled to be considered by the Nevada Gaming Authorities at their March 2005 meetings. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada

Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Requirements for Beneficial Securities Holders.    Regardless of the number of shares held, any beneficial holder of Wynn Resorts’ voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

Gaming Laws Relating to Securities Ownership.    The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

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

Approval of Public Offerings.    We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to such offerings will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Gaming Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, such as Wynn Resorts and Wynn Las Vegas, LLC, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Gaming Commission for prior approval of such offering. The Nevada Gaming Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a ruling request, the Nevada State Gaming Control Board Chairman has ruled that it is not necessary to submit an application. While the offerings of our common stock, the Debentures and the offering of the First Mortgage Notes by Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. qualified as public offerings, the Nevada State Gaming Control Board Chairman, after consideration of our ruling requests, issued administrative rulings that it was not necessary to submit applications for prior approval of such offerings.

Any offer by us to exchange the First Mortgage Notes for publicly registered notes will require the review of, and prior approval by, the Nevada Gaming Commission. We have filed an application for prior approval by the Nevada Gaming Commission to make public offerings for a period of two years, subject to certain conditions (“Shelf Approval”), which would cover exchange notes issued after the date of the Shelf Approval. If granted by the Nevada Gaming Commission at its March 2005 meeting, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board and must be renewed at the end of the two-year approval period. The Shelf Approval will apply to any affiliated company that is wholly owned by us, which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval will not constitute a finding, recommendation or approval by the Nevada Gaming Commission as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Approval of Changes in Control.    We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages.    The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas will be subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board. In addition to approving Wynn Las Vegas, the Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations. We have submitted all required applications, and the applications are scheduled to be considered by the Clark County Liquor and Gaming License Board at its March 2005 meeting.

Macau

General.    As a concessionaire of the Government of Macau, Wynn Macau, S.A. is subject to the regulatory control of the Government of Macau.

The Macau government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires are permitted to operate casinos. To compete for concessions, candidates were required to tender proposals pursuant to procedures prescribing the content and timing of submissions and the evaluation criteria involved in the selection process. Applicants were evaluated according to suitability criteria, including their financial capacity, business experience and reputation, and the reputation of their affiliates and associates. Applicants were required to pay the costs of investigation and to make a deposit against such costs as part of the submission of proposals. The selection process included consultation and negotiation between the applicants and the Macau government, which selected the applicants that were awarded concessions. Although subconcessions may be awarded subject to the approval of the Macau government, under the current Law and Administrative Regulations, a maximum of three such concessions can be awarded. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, forms the framework for the regulation of the activities of the concessionaire.

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

Subconcessionaires are subject to the same conditions as the concessionaires including, but not limited to the evaluation of suitability, financial capacity, business experience and reputation. As with concessionaires, sub-concessionaires must appoint a permanent resident as executive director holding 10% of the capital stock and must pay to the government of Macau, the special gaming tax of 35% of gross revenue. The transfer or encumbering of interest in the subconcessionaire is subject to prior approval of the government of Macau.

Macau law provides that junket representatives must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect stockholders of 5% or more of a junket representative’s equity securities (where applicable), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a junket representative license is one year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years.

Under Macau law, licensed junket representatives must identify outside contractors who assist them in junket activity. Such contractors are subject to disapproval by the Macau government. Changes in the management structure of business entity junket representative licensees must be reported to the Macau government and any transfer or the encumbering of interests in such licensees is void without prior government approval. To conduct junket activity, junket representative licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

Macau law further provides that concessionaires are jointly responsible with their junket representatives for the activities of such representatives and their employees and contractors in the concessionaires’ casinos, and for their compliance with applicable laws and regulations. Concessionaires must submit annual lists of their junket representatives for the following year, and must update such lists on a quarterly basis. The Macau government may designate a maximum number of junket representatives and specify the junket representatives a concessionaire is permitted to engage. Concessionaires are subject to periodic reporting requirements with respect to commissions paid to their junket representatives and are required to oversee their activities and report instances of non-compliance or unlawful activity.

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire. The government of Macau also may redeem a concession starting at an established date after the entering into of a concession. The government of Macau also may terminate a concession for cause, including, without limitation, failure of the concessionaire to fulfill its obligations under law or the concession contract.

Concession Agreement.    The concession agreement between Wynn Macau S.A. and the Macau government requires Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and invest not less than a total of 4 billion patacas (approximately US$500 million) in Macau-related projects by June 2009. If Wynn Macau does not invest 4 billion patacas in casino projects by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

Wynn Macau, S.A. was also obligated, and did obtain, a 700 million pataca (approximately $87.5 million) bank guarantee from Banco National Ultramarino, S.A. (“BNU”) that is effective until March 31, 2007. The amount of this required guarantee will be reduced to 300 million patacas (approximately $37.5 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. As part of the security for the guarantee, Wynn Macau, S.A. has deposited with BNU, $50.0 million from equity funds provided by Wynn Resorts for the Wynn Macau project. This guarantee collateral will be drawn upon by Wynn Macau, S.A., after the remaining base equity financing set aside by us has been spent. Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee of not to exceed 12,250,000 patacas (approximately US$1.5 million).

The concession agreement requires Wynn Macau, S.A. to adhere to an agreed-upon construction schedule for the completion of Wynn Macau, but the agreement provides that the deadlines in the construction schedule may be extended with governmental approval. The government of Macau may suspend construction of a casino if it determines that Wynn Macau, S.A. has failed to adequately implement the construction plans or violated the concession agreement or applicable law.

The government of Macau may redeem the concession beginning on June 24, 2017, and in such event Wynn Macau, S.A. shall be entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption.

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

The government of Macau enacted legislation, effective July 1, 2004, that enables casinos operating in Macau to lawfully extend credit to gaming customers and enforce gaming debts. We continue to pursue certain favorable determinations relating to Macau’s tax regulations, however, we cannot assure you that we will be able to obtain the desired determinations. The government of Macau is currently considering various proposed changes to its laws and regulations relating to the regulation and control of casino gaming. Such changes could affect the profitability of contemplated casino operations in Macau. In addition, some of the laws and regulations summarized above have not yet been applied by the government of Macau to an operating concessionaire. Therefore, the effectiveness, reasonableness and fairness of the regulatory system cannot be fully assessed at this time.

Seasonality

After Wynn Las Vegas opens on April 28, 2005, we may experience fluctuations in revenues and cash flows from month to month, however, we do not expect that our business will be unusually impacted by seasonality.

Employees

We have undertaken a major recruiting effort to staff Wynn Las Vegas. We have received nearly 90,000 applications for positions at Wynn Las Vegas and believe that we will be able to attract and retain a sufficient number of qualified individuals to open and operate Wynn Las Vegas. When Wynn Las Vegas opens, we expect to employ approximately 10,000 people in the U.S. Currently we have approximately 1,800 employees in the U.S. and have extended offers or selected candidates for the majority of the remaining open positions. Those employees will officially begin their employment in staggered groups to facilitate appropriate training for the opening of Wynn Las Vegas on April 28, 2005.

Unions may seek to organize the workers at Wynn Las Vegas. Unionization could increase our labor costs. Wynn Las Vegas recently entered into an agreement with the Culinary and Bartenders Union local which allows the union to seek recognition as the exclusive bargaining agent of certain employees. If the union is successful in obtaining authorization cards from a majority of employees working in classifications customarily represented by it, then Wynn Las Vegas will be obligated to negotiate a collective bargaining agreement with the union.

A training and recruiting program similar to Wynn Las Vegas’ will be used to staff Wynn Macau. This program will accelerate as the construction and development of Wynn Macau progresses. We expect that Wynn Macau, S.A. will employ approximately 3,700 employees by the opening of Wynn Macau. Currently, we employ approximately 50 persons in Macau.

Intellectual Property

Our most important marks are our WYNN-related trademarks and service marks. Wynn Resorts has filed applications with the U.S. Patent and Trademark Office (“PTO”), to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registrable unless the surname has acquired “secondary meaning.” To date, Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that Wynn Resorts will be successful with the other pending applications.

Even if Wynn Resorts is able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

On August 6, 2004, Wynn Resorts Holdings, LLC entered into agreements with Mr. Wynn that confirm and clarify Wynn Resorts’ and its affiliates’ rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted Wynn Resorts Holdings, LLC an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating, the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted Wynn Resorts Holdings, LLC the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

Furthermore, Wynn Resorts Holdings, LLC has entered into sublicense agreements with Wynn Las Vegas, LLC and Wynn Macau, S.A. relating to their respective uses of Mr. Wynn’s name and persona, as well as other intellectual property.

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

General Risks Associated with Our Business

We have no operating history.

We were formed principally to develop and operate Wynn Las Vegas and Wynn Macau and will not have revenue or earnings until Wynn Las Vegas opens on April 28, 2005. Wynn Las Vegas is a new development with no history of operations. Wynn Macau is currently under construction with an expected opening date in the third quarter of 2006. We cannot assure you that we will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to either Wynn Las Vegas or Wynn Macau to make our operations profitable.

Our operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have no operating history, it may be more difficult for us to prepare for and respond to these types of risks and the risks described elsewhere in this offering memorandum than for a company with an established business and operating cash flow. If we are not able to manage these risks successfully, it could negatively impact our operations.

There are significant risks associated with major construction projects that may prevent completion of Wynn Las Vegas, Encore and/or Wynn Macau on schedule and within budget.

Major construction projects of the scope and scale of Wynn Las Vegas, Encore and Wynn Macau entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Wynn Las Vegas, Encore and/or Wynn Macau.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. We cannot assure you that these bonds will be adequate to ensure completion of the work.

We have not yet hired a general contractor or any trade contractors with respect to the construction of Encore. We cannot assure you that we will agree with general or trade contractors on financial and other terms that will meet our forecasted cost budget and schedule.

We cannot assure you that Wynn Las Vegas, Encore and/or Wynn Macau will commence operations on schedule or that construction costs for these projects will not exceed budgeted amounts. Failure to complete any of these projects on schedule or within budget may have a significant negative effect on us and on our ability to make payments on the debt of Wynn Las Vegas, LLC or Wynn Macau, S.A.

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. On August 6, 2004, we extended the term of Mr. Wynn’s employment agreement until October 2017. However, we cannot assure you that Mr. Wynn will remain with us. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by us as Chief Executive Officer or serving as Chairman of the Board, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that would require Wynn Las Vegas to offer to repay the First Mortgage Notes and would constitute an event of default under our its credit facilities and Wynn Macau, S.A.’s credit facilities.

The casino, hotel, convention and other facilities at Wynn Las Vegas and Wynn Macau will face intense competition.

Competition for Wynn Las Vegas.    The casino/hotel industry is highly competitive. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size. Wynn Las Vegas also will compete with a large number of other hotels and motels located in and near Las Vegas, as well as other resort destinations. Many of our competitors have established gaming operations, are subsidiaries or divisions of large public companies and may have greater financial and other resources than we do.

According to the Las Vegas Convention and Visitors Authority, there were approximately 131,503 hotel rooms in Las Vegas as of December 2004. Competitors of Wynn Las Vegas will include resorts on the Las Vegas Strip, among which are Bally’s Las Vegas, the Bellagio, Caesars Palace, Harrah’s Las Vegas Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, MGM Grand Hotel and Casino, The Mirage, Monte

Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage and The Venetian, and resorts off the Las Vegas Strip, such as Las Vegas Hilton, The Palms Casino Resort and Rio All-Suite Hotel & Casino. In June 2003, the Venetian completed and opened an expansion consisting of a 1,013-room hotel tower and approximately 150,000 square feet of additional meeting and conference space. In addition, in December 2003, Mandalay Bay Resort & Casino opened a 1,117-room, all-suite tower connected to the pre-existing hotel casino resort and a new convention, meeting and retail complex. The Forum Shops at Caesars Palace also completed a 175,000 square foot expansion project in October 2004. Also, in December 2004, MGM Mirage opened an approximately 925-room “spa tower” addition to the Bellagio, as well as an expansion of the Bellagio’s spa and salon, meeting space and retail space. Furthermore, Caesars Palace has begun construction of a 949-room tower addition, which is expected to open in the second half of 2005 and the Venetian Resort and Casino’s expansion named “Palazzo” will open on the Las Vegas Strip adjacent to the existing property in the first quarter of 2007. It is also anticipated that the New Frontier and the Stardust, located on the Las Vegas Strip just north of Wynn Las Vegas, may be replaced by newer properties which would, if constructed, provide additional competition.

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

Las Vegas casinos also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, riverboat gaming facilities in other states, hotel/casino facilities elsewhere in the world, state lotteries, Internet gaming and other forms of gaming. In addition, certain states have legalized, and others may or are likely to legalize, casino gaming in specific areas. Passage of the Tribal Government Gaming and Economic Self-Sufficiency Act in 1988 has led to rapid increases in Native American gaming operations. Also, in March 2000, California voters approved an amendment to the California Constitution allowing federally recognized Native American tribes to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands is growing and could become a significant competitive force. The proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Philadelphia, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

Wynn Las Vegas will also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, on- and off-track pari-mutuel wagering and card parlors. The expansion of legalized gaming to new jurisdictions throughout the United States will also increase the competition we face and will continue to do so in the future.

Competition for Wynn Macau.    The Macau government has granted concessions to operate casinos to three companies. One sub-concession has also been granted. The three concessionaires and one sub-concessionaire currently operate 17 casinos in Macau. Sociedade de Jogos de Macau (“SJM”) is one of the concessionaires and operates 15 of the 17 casinos. SJM is controlled by Stanley Ho, who through another entity controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years. Most of SJM’s casinos are relatively small facilities which are offered as amenities in hotels; however, a few are substantial operations enjoying recognition by gaming customers. Three of the largest casinos in Macau are the Hotel Lisboa, The

Greek Mythology Casino (formerly the New Century Casino), and Pharaoh’s Palace. Eleven of SJM’s casinos are located in hotels. In addition, an affiliate of Mr. Ho owns substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong.

SJM, which recently opened the Greek Mythology Casino and is currently constructing a resort opposite the rear entrance of the Hotel Lisboa, was obligated under its June 2002 concession agreement with the Macau government to invest at least approximately 4.7 billion patacas (approximately US $587.5 million) by December 2004. SJM also has announced that it will operate the casino in the new Park Hyatt hotel on the island of Taipa, which is being developed by a joint venture consisting of Melco, a Hong Kong-listed associated company of SJM, and Publishing and Broadcasting, Ltd., an Australian casino operator. In addition, MGM MIRAGE has announced that it is in negotiations with Stanley Ho’s daughter, Pansy Ho Chiu-king, to form a joint venture to build and operate a major hotel-casino resort in Macau, subject to entering into an approved sub-concession with SJM.

Galaxy Casino Company Limited, referred to herein as Galaxy, also was awarded a casino concession in June 2002. Galaxy is a company headed by Hong Kong businessman Lui Chi-woo and a group of Hong Kong investors. In 2004, Galaxy opened the Waldo Hotel/Casino, which has become a major casino destination, and is currently constructing the Galaxy Star hotel casino immediately adjacent to the Wynn Macau site. Las Vegas Sands Corp., the owner and operator of The Venetian casino resort in Las Vegas and a former partner of Galaxy, has entered into a sub-concession agreement with Galaxy which allows it to independently develop and operate casinos in Macau. In May 2004, Las Vegas Sands Corp. opened the Sands Macao, the first Las Vegas-style casino to open in Macau. Each of Galaxy Waldo and Sands Macao have captured a significant share of the casino gaming market in Macau. Both Galaxy and Las Vegas Sands Corp. also have announced their intention to build major casino resorts in an area known as Cotai, which consists of reclaimed land connecting the islands of Coloane and Taipa. Together, Galaxy and its sub-concessionaire are obligated to invest at least 8.8 billion patacas (approximately US $1.1 billion) by June 2012 under Galaxy’s casino concession agreement.

Wynn Macau, S.A. was awarded the third casino concession. Wynn Macau’s gaming and hotel businesses will compete with the casinos and casino hotels currently operated, under development and to be developed by the two other casino concessionaires and their respective sub-concessionaires in Macau. Wynn Macau, S.A.’s casino concession agreement also permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

Wynn Macau will also face competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia and casinos in South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. Wynn Macau also will encounter competition from other major gaming centers located around the world, such as Australia and Las Vegas, cruise ships in Asia that offer gaming, and illegal casinos throughout Asia. Further, if current efforts to legalize gaming in Singapore, Thailand or Penghu, Taiwan are successful or if the reported large-scale new casino entertainment complex proposed in Manila, Philippines is developed, Wynn Macau will face additional regional competition.

Because we will be entirely dependent upon one property for all of our cash flow for some time, we will be subject to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Wynn Las Vegas until the opening of Wynn Macau in the third quarter of 2006. As a result, we will be entirely dependent upon Wynn Las Vegas for all of our cash flow for some time.

Given that our operations initially will only focus on one property in Las Vegas, we will be subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	an increase in the cost of electric power for Wynn Las Vegas as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	a decline in the number of visitors to Las Vegas; and

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments on the First Mortgage Notes, on borrowings under the new credit facilities or with respect to our other debt.

Terrorism and the uncertainty of military conflicts, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business will depend on consumer demand for hotel casino resorts in general and for the type of luxury amenities Wynn Las Vegas and Wynn Macau will offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq and in the Middle East and past outbreaks of SARS have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which similar events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because we expect that our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition to terrorist activities, military conflicts, the outbreak of infectious diseases or the impact of a natural disaster such as a tsunami or typhoon, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

Our insurance coverage may not be adequate to cover all possible losses that Wynn Las Vegas or Wynn Macau could suffer, and our insurance costs may increase.

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for occurrences of terrorist acts with respect to Wynn Las Vegas and Wynn Macau for up to $500.0 million and $100.0 million, respectively, of losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

In addition, insurance premiums have increased on available coverage, and we may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and intend to carry business interruption insurance when we are operational, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums continue to increase, we may not be able to maintain the insurance coverages we currently have or otherwise be able to maintain adequate insurance protection.

Wynn Las Vegas and Wynn Macau will be subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

General.    The opening and operation of Wynn Las Vegas and Wynn Macau will be contingent upon our receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the facilities or otherwise affect the design and features of Wynn Las Vegas or Wynn Macau.

Wynn Las Vegas.    Although we have filed the requisite applications, we do not currently hold any state and local licenses and related approvals necessary to conduct our planned gaming operations in Nevada, and we cannot be certain that we will obtain at all, or on a timely basis, all required approvals and licenses. Failure to obtain or maintain any of the required gaming approvals and licenses could significantly impair our financial position and results of operations.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities we issue to file applications, be investigated and be found suitable to own Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

Nevada regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

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

Wynn Macau.    Wynn Macau’s operations will be subject to unique risks, including risks related to Macau’s developing regulatory framework. In light of the developing regulatory framework, Wynn Macau may need to develop operating procedures which are different from those used in United States casinos. Failure to adapt to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau, S.A.’s concession or otherwise negatively affect its operations in Macau. Moreover, we would be subject to the risk that Macau’s gaming regulatory framework will not develop in a way that would permit us, as the parent entity of a United States gaming operator, to have its affiliates conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

Our business will rely on high-end, international customers to whom we may extend credit, and we may not be able to collect gaming receivables from our credit players.

General.    We expect that a significant portion of our table game revenue at Wynn Las Vegas and Wynn Macau will be attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by and revenue generated from these customers.

We will conduct our gaming activities on a credit as well as a cash basis. This credit will be unsecured. Table games players typically will be extended more credit than slot players, and high-stakes players typically will be extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

In addition, the collectibility of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We will extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, such an extension.

Wynn Las Vegas.    While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Wynn Macau.    Although the law in Macau was changed to permit casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that Wynn Macau will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent that gaming customers of Wynn Macau are expected to be visitors from other jurisdictions, Wynn Macau may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and Wynn Macau may encounter forums that will refuse to enforce such debts. Wynn Macau’s inability to collect gaming debts could have a significant negative impact on its operating results.

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue. However, unlike Nevada, the gross gaming revenue calculation in Macau does not include deductions for credit losses. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we would have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables from them. If the laws are not changed, our business in Macau may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax laws in Macau, there can be no assurance that the laws will be changed.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We have incurred costs and expended funds to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. The liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use our property.

We believe that we have remediated all material environmental risks of which we are currently aware. In connection with the demolition of the existing buildings situated on the 20-acre parcel where we intend to construct Encore, we discovered a small amount of asbestos which we incurred costs to dispose of appropriately. We may be required to incur costs to remediate other potential environmental hazards or to mitigate environmental risks in the future.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registrable unless the surname has acquired “secondary meaning.” To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

Even if we are able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

If a third party asserts other forms of intellectual property claims against us, our business or results of operations could be adversely affected.

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

We will need to recruit a substantial number of new employees before our casino resorts open and the Wynn Las Vegas employees may seek unionization.

We will need to recruit a substantial number of new employees before our casino resorts open and the employees in Las Vegas may seek union representation. We cannot be certain that we will be able to recruit a sufficient number of qualified employees for either of our resorts. In addition, Unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

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

Our officers, directors and substantial stockholders are able to exert significant control over our future direction.

Mr. Wynn and Aruze USA, Inc. each own approximately 25% of our outstanding common stock. As a result, Mr. Wynn and Aruze USA, Inc., to the extent they vote their shares in a similar manner, effectively are able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

In addition, Mr. Wynn and Aruze USA, Inc., together with Baron Asset Fund, have entered into a stockholders’ agreement. Under the stockholders’ agreement, Mr. Wynn and Aruze USA, Inc., have agreed to vote their shares of our common stock for a slate of directors, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to our board of directors.

Simultaneous construction of our Wynn Las Vegas, Wynn Macau and Encore Projects may stretch management time and resources.

Wynn Las Vegas will open on April 28, 2005, and our subsidiary Wynn Macau, S.A. is constructing Wynn Macau in the same time period. Furthermore, development and preconstruction efforts for Encore continue. Since there is significant overlap of the development and construction of these projects, members of our senior management are simultaneously involved in planning and developing these three projects. Constructing Wynn Macau simultaneously with finalizing the construction and opening of Wynn Las Vegas and the planned development and construction of Encore may divert management resources from the construction and/or opening of any one project. Management’s inability to devote sufficient time and attention to any one project may delay the construction or opening of any, or all of the projects. Any delay caused by such circumstances could have a negative effect on our business and operations.

In addition, although we intend to construct Encore with minimal impact on Wynn Las Vegas, we cannot assure you that the construction will not disrupt the operations of Wynn Las Vegas or that it will be implemented as planned. Therefore, the construction of Encore may adversely impact the business, operations and revenues of Wynn Las Vegas.

Risks Associated with the Development of Wynn Las Vegas and Encore

There are conditions precedent to the funding of the remaining components of the financing for Wynn Las Vegas and Encore.

As of December 31, 2004, we had approximately $677.6 million in remaining net proceeds from the recent offering of our First Mortgage Notes held in a notes proceeds account, and availability under our new credit facilities, which we intend to use to fund completion of construction of Wynn Las Vegas.

We expect that the portion of the proceeds from the sale of the First Mortgage Notes remaining after completion of Wynn Las Vegas, together with availability under the new credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to fund Encore project costs of up to $1.4 billion without incurring additional debt or receiving additional capital contributions from Wynn Resorts.

We have entered into a disbursement agreement with the agent under the new credit facilities and the trustee under the indenture for the First Mortgage Notes, which sets forth the sequence of funding and establish conditions for the disbursement of funds for the Wynn Las Vegas and Encore projects. Our ability to borrow, from time to time, under the new credit facilities and receive advances from the notes proceeds account is subject to various conditions precedent set forth in the disbursement agreement.

We cannot assure you that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the disbursement agent and the lenders under the new credit facilities and/or their consultants and agent and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns under the new credit facilities could impact our ability to complete Wynn Las Vegas as scheduled or to develop and construct Encore. We may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms or at all.

The development costs of Wynn Las Vegas are estimates only, and actual development costs may be higher than expected.

We expect the total development cost of Wynn Las Vegas to be approximately $2.7 billion, including the budgeted design and construction costs, cost of the land, capitalized interest, pre-opening expenses and all financing fees. This amount has increased from our initial anticipated cost of $2.4 billion as a result of various enhancements to the design of Wynn Las Vegas, which we have already implemented. The required cash interest payments and commitment fees on the new credit facilities, the notes and any of our other indebtedness and obligations which will become due through the estimated commencement date of operations of Wynn Las Vegas have been included in our estimate of the total development cost.

While we believe that the overall budget for the development costs for Wynn Las Vegas is reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we have certain owners’ contingencies plus a $50.0 million completion guarantee and a $30.0 million liquidity reserve account to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, Wynn Las Vegas, LLC may not have the funds required to pay the excess costs and would be dependent upon Wynn Resorts, which is not a guarantor of the Wynn Las Vegas debt, to contribute capital to Wynn Las Vegas, LLC to complete the project.

Not all of the construction costs of Wynn Las Vegas are covered by our amended guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We have entered into an amended guaranteed maximum price construction contract for the construction of Wynn Las Vegas with Marnell Corrao Associates, Inc. (“Marnell Corrao”), covering approximately $1.1 billion of the budgeted $1.6 billion design and construction costs for Wynn Las Vegas. The contract does not include items such as the costs to complete construction of the golf course, parking garage, and interior design costs and related furniture, fixtures and equipment. We are responsible for cost overruns with respect to the budgeted components that are not part of the amended guaranteed maximum price contract.

The amended guaranteed maximum price under the Marnell Corrao construction contract may increase, and we would be responsible for the amount of any increase.

Although we have an amended $1.1 billion guaranteed maximum price construction contract with Marnell Corrao for the construction of Wynn Las Vegas, it provides that the guaranteed maximum price will be appropriately increased (as it has increased from its original amount of $901.9 million), and the deadline for the contractor’s obligation to complete construction will be appropriately adjusted, on account of, among other things:

•	changes in the architect-prepared design documents or deficiencies in the design documents;

•	changes requested or directed by us in the scope of the work to be performed pursuant to the construction contract;

•	changes in legal requirements;

•	natural disasters, unavoidable casualties, industry-wide labor disputes affecting the general Las Vegas area and not limited to the project and other force majeure events that are unforeseeable and beyond the reasonable control of Marnell Corrao; and

•	delays caused by us.

If any of these events occurs and the guaranteed maximum price is increased, we may not be able to complete Wynn Las Vegas within the amount budgeted.

The liquidated damages provision in our amended guaranteed maximum price construction contract likely will not be sufficient to protect us against exposure to actual damages we may suffer for delay in completion of the project.

Under the Wynn Las Vegas amended guaranteed maximum price construction contract, the guaranteed date of substantial completion is April 28, 2005. The contract provides for liquidated damages in the amount of $300,000 per day to be imposed on Marnell Corrao, up to a maximum of 30 days, for a maximum amount of $9.0 million, if all work required by the construction contract is not substantially completed by the deadline, following a five-day grace period and subject to force majeure and other permitted extensions. If completion of the construction were delayed beyond the grace period, our actual damages would likely exceed $300,000 per day. In addition, if Marnell Corrao defaults under the Wynn Las Vegas construction contract, we may be unable to complete Wynn Las Vegas on schedule or within the amount budgeted.

We expect to enter into a guaranteed maximum price construction contract for the construction of Encore. If the contractor under such contract defaults in its obligations, we may be unable to complete Encore on schedule or within the amount budgeted. Failure to complete construction of either Wynn Las Vegas or Encore on schedule may have a significant negative impact on our operations, financial condition and Wynn Las Vegas’ ability to satisfy its obligations under the First Mortgage Notes.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the amended guaranteed maximum price contract.

Under the terms of the amended guaranteed maximum price construction contract, Marnell Corrao is, subject to specific conditions and limitations, responsible for all construction costs covered by the construction contract that exceed the approximately $1.1 billion guaranteed maximum price contained in the contract.

Austi, Inc. (“Austi”), the parent company of the contractor, which is a private company controlled by the Anthony A. Marnell II family, has agreed to provide a continuing guaranty by which Austi guarantees Marnell Corrao’s full performance under the construction contract until final payment under that contract. In addition, Marnell Corrao has provided a $150.0 million contractor performance and payment bond.

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

Availability under our new credit facilities will be reduced by $550.0 million if the Encore Budget, Plans and Specs are not approved by June 30, 2005.

Our new credit facilities provide that a majority of the arrangers or a majority of the lenders under the credit facilities must approve the Encore Budget, Plans and Specs on or before June 30, 2005. If the Encore Budget, Plans and Specs are not approved by such date, availability under the new credit facilities is reduced by $550.0 million.

Once we have finalized the scope and plans for Encore, we will seek necessary consents and approvals from our lenders and noteholders, which are expected to include an extension of time for approval of the Encore Budget, Plans and Specs. We cannot assure you that the Encore Budget, Plans and Specs will be satisfactory to the arrangers or lenders under our new credit facilities, or that we will be able to amend the credit agreement and the indenture governing the First Mortgage Notes to accommodate the increased scope and any necessary changes in the dates for delivery of the Encore Budget, Plans and Specs or the commencement and outside completion of construction. Such decisions are subject to lender and noteholder discretion and are beyond our control. If we do not have this availability under the new credit facilities or are unable to obtain the required consents, we may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms or at all.

We intend to fund a substantial portion of the development costs of Encore and our substantial debt service and other obligations (including the First Mortgage Notes) with anticipated cash flows generated at Wynn Las Vegas, which may not be sufficient to fund such development costs and debt service obligations.

Before the opening of Wynn Las Vegas on April 28, 2005, we will have no material operations. Consequently, we will be dependent on the proceeds of our existing cash on hand, proceeds from the sale of the First Mortgage Notes and borrowings under the new credit facilities to meet all of our construction, debt service and other obligations.

After Wynn Las Vegas opens, our ability to fund a substantial portion of the development costs of Encore, and to make interest payments under the new credit facilities, the notes and any other indebtedness, will depend on our ability to generate sufficient cash flow from operations. We cannot assure you that Wynn Las Vegas will begin operations by the scheduled opening date, or that it will be able to generate sufficient cash flow to fund such development costs and make the interest payments under the new credit facilities, the First Mortgage Notes and any other indebtedness. Our ability to generate cash flow will depend upon many factors, including:

•	our future operating performance;

•	the demand for services that we provide;

•	general economic conditions and economic conditions affecting Nevada or the hotel/casino industry in particular;

•	our ability to hire and retain employees at a reasonable cost;

•	competition; and

•	legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. Any inability to generate sufficient cash flows to fund the development of Encore or meet our debt service obligations would have a material adverse effect on our operating results and financial condition. In addition, the financing documents for our Wynn Macau project contain restrictions on the distribution to Wynn Resorts of any cash flow generated by the Wynn Macau casino. Thus, any cash flow generated by Wynn Macau may not be available to fund development costs of Encore or service our debt.

Risks Associated with the Development of Wynn Macau

There are conditions precedent to the funding of the senior secured bank facility for Wynn Macau.

We have approximately $133.3 million in cash balances, the full $397.0 million availability under our Wynn Macau senior bank facility and another $122.0 million of expected intercompany funding, which we intend to use to fund construction of Wynn Macau. Agreements governing the senior bank facility set forth the sequence of funding and establish conditions for the disbursement of funds for the Wynn Macau project. Our ability to borrow, from time to time, under the senior bank facility is subject to various conditions precedent set forth in the governing agreements which specify that, among other things, a majority of the cash balances set aside for Wynn Macau must be used prior to borrowing under the senior bank facility.

We cannot assure you that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the lenders under the debt facilities and/or their consultants and agents and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns could impact our ability to complete Wynn Macau as scheduled. We may not have access to alternative sources of funds necessary to develop and construct Wynn Macau on satisfactory terms or at all.

The development costs of Wynn Macau are estimates only, and actual development costs may be higher than expected.

We expect the total development costs of Wynn Macau to be approximately $704.0 million, including the budgeted design and construction costs, cost of the land payments (through opening), capitalized interest, pre-opening expenses and all financing fees. The required cash interest payments and commitment fees on the bank facility which will become due through the estimated commencement date of operations of Wynn Macau have been included in our estimate of the total development costs.

While we believe that the overall budget for the development costs of Wynn Macau is reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we have certain owners’ contingencies, a $30.0 million contingent debt facility and $30.0 million of contingent equity set aside to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs.

Not all of the construction costs of Wynn Macau are covered by a guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We have entered into a guaranteed maximum price construction contract for the design and construction of Wynn Macau with Leighton/China State, covering approximately $285.0 million of the budgeted $425.0 million design and construction costs for Wynn Macau. We are responsible for cost overruns with respect to any budgeted components that are not part of the amended guaranteed maximum price contract.

The amended guaranteed maximum price under the Leighton/China State construction contract may increase, and we would be responsible for the amount of any increase.

Although we have a $285.0 million guaranteed maximum price construction contract with Leighton/China State for the construction of Wynn Macau, it provides that the guaranteed maximum price will be appropriately increased, and the deadline for the contractor’s obligation to complete construction will be appropriately adjusted, on account of scope changes or delays by us and certain other factors, some of which are beyond our control.

If any of these events occurs and the guaranteed maximum price is increased, we may not be able to complete Wynn Macau within the amount budgeted.

The liquidated damages provision in the guaranteed maximum price construction contract likely will not be sufficient to protect us against exposure to actual damages we may suffer for delay in completion of the project.

Under the Wynn Macau guaranteed maximum price construction contract, the guaranteed date of substantial completion is August 27, 2006. The contract provides for liquidated damages in the amount of $300,000 per day to be imposed on Leighton/China State, for a maximum amount of $20.0 million, if all work required by the construction contract is not substantially completed by the deadline, and subject to force majeure and other permitted extensions. If completion of the construction were delayed, our actual damages would likely exceed $300,000 per day. In addition, if Leighton/China State defaults under the Wynn Macau construction contract, we may be unable to complete Wynn Macau on schedule or within the amount budgeted.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the amended guaranteed maximum price contract.

Under the terms of the guaranteed maximum price construction contract, Leighton/China State is, subject to specific conditions and limitations, responsible for all construction costs covered by the construction contract that exceed the approximately $285.0 million guaranteed maximum price contained in the contract.

The parent companies of the contractor have provided a continuing guaranty by which they guarantee the contractor’s full performance under the construction contract until final payment under that contract. We cannot assure you that the contractor or its parent companies will have sufficient financial resources to fund any cost overruns or liquidated damages for which they are responsible under the guaranteed maximum price contract. Furthermore, neither are contractually obligated to maintain the financial resources to cover cost overruns. If they do not have the resources to meet their obligations and we are unable to obtain funds from them in a timely manner we may need to pay these excess costs in order to complete construction of Wynn Macau.

Wynn Macau will be subject to considerable unique risks, including Macau’s developing regulatory framework.

Developing Regulatory Framework.    The development of casinos in Macau is subject to a number of uncertainties, including risks associated with doing business in foreign locations and risks associated with Macau’s developing gaming regulatory framework. The Legislative Assembly of Macau enacted legislation, effective July 1, 2004, that enables casinos operating in Macau to lawfully extend credit to gaming customers and enforce gaming debts. Wynn Macau, S.A. continues to pursue certain favorable determinations related to Macau’s tax regulations; however, we cannot ensure that Wynn Macau, S.A. will be able to obtain the desired determinations.

Political and Economic Conditions.    The success of Wynn Macau will depend on political and economic conditions in Macau. In December 1999, after approximately 450 years of Portuguese control, Portugal returned Macau to Chinese administration. The People’s Republic of China re-established Macau as a special administrative region. As a result of this change in control, Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. We cannot predict how these systems and cultural institutions will develop or how developments would affect the business of Wynn Macau.

Wynn Macau’s operations will be subject to significant political, economic and social risks inherent in doing business in an emerging market such as China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm Wynn Macau’s business, not only by reducing customer demand for casino resorts of the kind it would operate in Macau, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions that might impede its ability to repatriate funds.

Necessity of Expanding Transportation.    Because of additional casino projects which may be developed in the future, the ferry and helicopter services which provide transportation to and from Hong Kong may need to be expanded to service the increased visitation of Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of Wynn Macau, could be negatively impacted.

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

We are required to make substantial additional investments in Macau if we do not build and open Wynn Macau by December 2006.

Under our concession agreement, we are obligated to develop and open Wynn Macau by December 2006 and invest, or cause to be invested, at least 4 billion patacas (approximately $500 million) in various development projects in Macau by June 2009. The construction and development costs of Wynn Macau will be applied to the fulfillment of this total investment obligation. We expect that the construction and development costs of Wynn Macau will satisfy this obligation. However, there can be no assurance that either all or a portion of the construction and development costs, particularly soft costs incurred, will be considered qualified investment by the Macau government. If these costs are not qualified investments, we would be required to make additional investments in Macau to fulfill our obligation under the concession. Any additional required investment could have a material adverse effect on our liquidity and our ability to service our indebtedness.

The Macau government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our operations and financial condition.

The Macau government has the right to unilaterally terminate our concession in the event of material non-compliance by Wynn Macau, S.A. with its basic obligations under the concession and applicable Macau laws. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau, S.A.:

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

If the government of Macau unilaterally rescinds the concession agreement, Wynn Macau, S.A. will be required to compensate the government in accordance with applicable law, and the areas defined as casino space under Macau law and all of the gaming equipment pertaining to the gaming operations of Wynn Macau will be transferred to the government without compensation. The loss of our concession would prohibit us from conducting gaming operations in Macau, which could have a material adverse effect on our operations and financial condition.

We will stop generating any revenues from our Macau gaming operations if we cannot secure an extension of our concession in 2022 or if the Macau government exercises its redemption right in 2017.

Our concession agreement expires in June 2022. Unless our concession is extended, on that date, all of our casino operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning in December 2017, the Macau government may redeem the concession agreement by providing us at least one year prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. We cannot assure you that we will be able to renew or extend our concession agreement on terms favorable to us or at all. We also cannot assure you that if our concession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

The Macau government could grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We hold a concession under one of only three gaming concessions and one sub-concession authorized by the Macau government to operate casinos in Macau, and the Macau government is precluded from granting any additional gaming concessions until 2009. However, we cannot assure you that the laws will not be changed to permit the Macau government to grant additional gaming concessions before 2009. MGM Mirage has announced that its joint venture will be seeking a subconcession under SJM’s existing concession. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

Certain Nevada gaming laws would apply to Wynn Macau’s planned gaming activities and associations.

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

Certain Asian countries have publicly asserted their desire to eliminate the linkage of the Hong Kong dollar and the Chinese renminbi to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar, the Chinese renminbi and the Macau pataca will continue to be linked to the U.S. dollar, which may result in severe fluctuations in the exchange rate for these currencies. We also cannot assure you that the current peg rate for these currencies will remain at the same level. Any change in such peg rate could have a material adverse effect on our ability to make payments on certain of our debt instruments. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

Risks Related to Our Substantial Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. We anticipate that we will have total outstanding debt of approximately $2.0 billion by the time Wynn Las Vegas is completed and we begin receiving operating revenues. If the Encore Budget, Plans and Specs are approved in accordance with the disbursement agreement, we will be able to incur up to an additional $550.0 million under our new credit facilities to fund the construction of Encore. In addition to the $550.0 million, which may be available under the new credit facilities for Encore, the new credit agreement will permit us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future. Lastly, our credit facilities for the development and construction of Wynn Macau will, subject to certain circumstances, allow us to incur up to $397.0 million of additional debt. Our substantial indebtedness could have important consequences. For example:

•	it could make it more difficult to satisfy our obligations with respect to our indebtedness;

•	if we do not complete construction of Wynn Las Vegas or Wynn Macau by the scheduled completion dates, which may be extended in certain circumstances, but not beyond dates specified in the contracts, or if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to:

•	repossess and foreclose upon the assets that serve as collateral,

•	initiate judicial foreclosure against us,

•	petition a court to appoint a receiver for us or for substantially all of our assets, and

•	if we are insolvent, initiate involuntary bankruptcy proceedings against us, in each case, subject to procedural restraints and limitations applicable to secured creditors generally and also those imposed by applicable gaming laws, rules and regulations;

•	once Wynn Las Vegas is operating, we will be required to use a substantial portion of our cash flow from operations to service and amortize our Wynn Las Vegas indebtedness and to pay development costs of Encore, which will reduce the available cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may have a limited ability to obtain additional financing, if needed, to fund development and construction costs of Encore, working capital requirements, capital expenditures, debt service, general corporate or other obligations, including our obligations with respect to the notes;

•	under the new credit facilities, a portion of the interest rates we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase;

•	our substantial indebtedness will increase our vulnerability to general adverse economic and industry conditions; and

•	we may be placed at a competitive disadvantage to our competitors who are not as highly leveraged.

Under the terms of the documents governing our debt facilities, we will be permitted to incur additional indebtedness, including secured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

The agreements governing our debt facilities contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The agreements governing our debt facilities contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions. The debt facilities impose operating and financial restrictions on us and our restricted subsidiaries, including, among other things, limitations on the ability to:

•	pay dividends or distributions or repurchase equity;

•	incur additional debt;

•	make investments;

•	create liens on assets to secure debt;

•	enter into transactions with affiliates;

•	issue stock of, or member’s interests in, subsidiaries;

•	enter into sale-leaseback transactions;

•	engage in other businesses;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	issue disqualified stock;

•	create dividend and other payment restrictions affecting subsidiaries; and

•	designate restricted and unrestricted subsidiaries.

The debt facilities require us to satisfy various financial covenants, which include minimum interest coverage and total debt to earnings before interest, tax, depreciation and amortization. Future indebtedness or other contracts could contain financial or other covenants more restrictive than those applicable to the existing debt facilities.

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the debt facilities, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on those debt securities.

Our subsidiaries’ indebtedness is secured by a substantial portion of their assets.

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our subsidiaries’ debt is secured by liens on substantially all of the assets of our subsidiaries. In the event of a default by any of our subsidiaries under their financing documents, or if certain of our subsidiaries experience insolvency, liquidation, dissolution or reorganization, the holders of our subsidiaries’ secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our subsidiaries’ unsecured debt be entitled to payment from our remaining assets. Holders of our common stock would only be entitled to receive distributions from our remaining assets after payment in full of holders of our subsidiaries’ debt.

ITEM 2. PROPERTIES

Las Vegas Land

We currently own approximately 235 acres of land on or near the Las Vegas strip including the site of the former Desert Inn Resort & Casino. Wynn Las Vegas, LLC owns a total of approximately 75 acres of land consisting of approximately 55 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue and an additional parcel of 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site on which we intend to construct Encore. Wynn Golf, LLC, a wholly-owned subsidiary of Wynn Las Vegas, LLC owns the approximately 142-acre golf course behind Wynn Las Vegas, which is leased to Wynn Las Vegas, LLC. Wynn Sunrise, LLC, also a wholly-owned subsidiary of Wynn Las Vegas, LLC owns approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, which is currently being used for employee parking.

Las Vegas Water Rights

We own approximately 934 acre-feet of permitted domestic and recreation water rights through our subsidiary, Wynn Golf, LLC for irrigation of the golf course subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources. We do not use our water rights to provide water to public utility customers.

In addition, we own approximately 52 acre-feet of permitted (and some certificated) quasi-municipal water rights through our subsidiary, Wynn Las Vegas, LLC. This water is used to supply the water for the Wynn Las Vegas lake/mountain feature subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights.

Macau Land Lease

The government of Macau owns most of the land in Macau and, in most cases, private interests in real property located in Macau are obtained only through long-term leases and other grants of rights to use land from the government. In June 2004, our subsidiary Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area, opposite the Hotel Lisboa, Macau’s largest and best-known hotel casino. The term of the land concession contract is 25 years, and it may be renewed at our option for successive periods. Wynn Macau, S.A. is obligated to pay, in 10 semiannual installments, a total land concession premium of approximately 319.0 million patacas (approximately US $40 million), plus interest at 5%. Annual rents of approximately 2.2 million patacas (approximately US $275,000) for the first two years and 3.2 million patacas (approximately US $395,000) thereafter will also be paid in accordance with the land concession contract. In addition, Wynn Macau, S.A. paid a third party affiliated with Stanley Ho, approximately 160 million patacas (approximately US $18 million) for relinquishing its rights to use a portion of that site.

ITEM  3.    LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Nasdaq National Market under the symbol “WYNN” on October 25, 2002 at a price of $13.00 per share. The following table sets forth the high and low sale prices for the indicated periods as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2004
First Quarter	$40.26	$27.50
Second Quarter	$43.77	$34.60
Third Quarter	$52.97	$34.18
Fourth Quarter	$72.99	$50.51

Year Ended December 31, 2003
First Quarter	$15.50	$12.76
Second Quarter	$19.11	$14.71
Third Quarter	$18.50	$14.99
Fourth Quarter	$28.61	$18.19

Holders

There were approximately 18,846 beneficial holders of our common stock as of February 11, 2005.

Dividends

We have never declared or paid cash dividends on any shares of our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial criteria have been satisfied. In addition, the other debt facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions.

Use of Proceeds from Sales of Registered Securities

Proceeds from our Initial Public Offering of Common Stock

As previously disclosed, all of the proceeds of our October 2002 initial public offering of common stock have been spent in the design, development and construction of Wynn Las Vegas, except for $80.0 million deposited in completion guarantee and liquidity reserve accounts and approximately $40.0 million spent on the development and construction of Wynn Macau.

Proceeds from the offering of the 12% Second Mortgage Notes due 2010

As previously disclosed, all of the proceeds of the public offering of our 12% Second Mortgage Notes due 2010, except for approximately $28.1 million remaining in the interest reserve account have been spent on the design, development and construction of Wynn Las Vegas.

On December 14, 2004, as discussed further in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refinanced Wynn Las Vegas’ debt structure. In connection therewith, we discharged our obligations under the Second Mortgage Notes and the $28.1 million remaining in the interest reserve account established for the payment of interest on the Second Mortgage Notes was used, along with the proceeds of the offering of $1.3 billion of First Mortgage Notes and other funds, to repay or discharge outstanding debt. Accordingly, all of the Second Mortgage Notes proceeds have been fully utilized as of December 31, 2004.

None of the proceeds of either the initial public offering of our common stock or the issuance of the Notes were paid, directly or indirectly, to any of our directors, officers, partners or affiliates or any of their associates, or any persons or entities owning 10% or more of our common stock other than the salaries, bonuses and directors fees associated with the normal performance of their duties in such respective capacity for the development of Wynn Las Vegas and Wynn Macau.

ITEM 6.    SELECTED FINANCIAL DATA

Valvino, a development stage company, was formed in April 2000 as a Nevada limited liability company originally to acquire land and design, develop and finance Wynn Las Vegas. On September 24, 2002, Wynn Resorts, a development stage company, became the parent company of Valvino when all the members of Valvino contributed 210,834 shares comprising 100% of the membership interests of Valvino to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts. The following reflects the selected consolidated financial data of Wynn Resorts and its subsidiaries or its predecessor Valvino and its subsidiaries. This data should be read together with Wynn Resorts’ consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

The selected data presented below as of December 31, 2004, 2003, 2002, 2001 and 2000, and for the years ended December 31, 2004, 2003, 2002 and 2001 and the periods from inception (April 21, 2000) through December 31, 2004 and 2000 is derived from the consolidated financial statements of Wynn Resorts or Valvino as its predecessor, which have been audited by Deloitte & Touche LLP, independent auditors. The consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and the period from inception through December 31, 2004, and the auditors’ report thereon, are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,				Period from Inception to December 31,
	2004	2003	2002	2001	2000	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$195	$643	$544	$793	$77	$2,252
Pre-opening costs	(81,321)	(46,744)	(24,532)	(12,999)	(4,199)	(169,795)
Operating loss	(89,798)	(53,335)	(34,400)	(20,060)	(12,035)	(209,628)
Net loss accumulated during the development stage	(205,586)	(48,892)	(31,713)	(17,726)	(10,616)	(314,533)
Basic and diluted loss per share	$(2.37)	$(0.62)	$(0.68)	$(0.45)	$(0.28)	$(5.31)

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$330,261	$341,552	$109,644	$39,268	$54,429
Restricted cash and investments[1]	942,367	400,432	792,877	524	—
Construction in progress	1,987,032	570,988	90,189	27,475	8,484
Total assets	3,464,212	1,733,323	1,398,601	388,543	387,084
Total long-term obligations[2]	1,660,169	659,319	382,697	326	358
Stockholders’ equity	$1,644,291	$1,001,815	$991,613	$384,230	$381,956

[1]	Restricted cash and investments primarily reflects the proceeds of our debt and equity financings that are restricted for the construction of Wynn Las Vegas and Wynn Macau and the development of Encore. These proceeds are primarily in relatively short-term government-backed debt securities.

[2]	Includes the current portion of long-term debt amounting to approximately $718,000, $41,000, $38,000, $35,000 and $32,000 as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively. December 31, 2004 also includes approximately $9.5 million for the current portion of the required contract premium payments under our land concession contract relating to Wynn Macau.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreement governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities, competition in the casino/hotel and resorts industry, completion of our Wynn Las Vegas and Wynn Macau casino resorts on time and within budget, our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas (“Encore”) with anticipated cash flows generated at Wynn Las Vegas, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our lack of operating history, our dependence on Stephen A. Wynn and existing management, our dependence on a limited number of properties for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome (“SARS”) or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors which could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

Since inception, we have been primarily a casino resort development company. Our efforts have been devoted principally to the development and construction activities described below with respect to Wynn Las Vegas and Wynn Macau, our casino resorts in Las Vegas, Nevada, and in the Macau Special Administrative Region of the Peoples’ Republic of China (“Macau”), respectively. Wynn Las Vegas will occupy approximately 197 acres of land fronting the Las Vegas Strip and will utilize an additional 18 acres across Sands Avenue for employee parking. In November 2004, we announced plans for Encore, which will occupy approximately 20 acres of land adjacent to Wynn Las Vegas. Wynn Macau will initially utilize approximately 11 acres of the approximately 16 acres of land leased by Wynn Macau, S.A. from the government of Macau in Macau’s inner harbor area.

We began construction of Wynn Las Vegas in October 2002 and the project is nearing substantial completion. Wynn Las Vegas will have its grand opening on April 28, 2005. We are developing the budget plans and specifications for Encore. We commenced construction on Wynn Macau in June 2004, and in September 2004 obtained the financing necessary to fund its budgeted development, construction and preopening costs. We expect to open Wynn Macau in the third quarter of 2006. There are significant risks associated with any major construction project, and unexpected developments or delays could occur.

Our consolidated financial statements also include results from the ownership and operation of our corporate aircraft and the operation of an art gallery, through May 6, 2004, displaying works from The Wynn Collection, which consists of works of fine art from the personal art collection of Stephen A. and Elaine P. Wynn. Through June 2002, we also operated the golf course located on the site of the former Desert Inn in Las Vegas.

Wynn Las Vegas

The construction of Wynn Las Vegas is nearing substantial completion and remains within the project budget. The contractor has completed the majority of the work and is currently in the process of completing the exterior site work and interior finishes. In support of our pre-opening efforts, we are currently occupying the following portions of Wynn Las Vegas under a Temporary Certificate of Occupancy (“TCO”) issued by the Clark County Building Department:

•	The Wynn Theater;

•	Meeting and convention facilities;

•	Warehouse and receiving;

•	Engineering and shop areas; and

•	A portion of the administrative offices.

We have been accepting room reservations by telephone since January 2005 and on line since February 2005 (at www.wynnlasvegas.com). We also have been booking conventions for more than a year.

Wynn Las Vegas’ project budget, excluding the incremental cost for Encore, was, as of December 31, 2004, approximately $2.7 billion, including the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies. Through December 31, 2004, we had funded approximately $2.0 billion of project costs for Wynn Las Vegas primarily from a combination of our cash on hand from contributed capital, proceeds from the initial public offering of our common stock, proceeds from the issuance of our recently discharged 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”), and a portion of our former credit facilities. We estimated that approximately $670.0 million would be needed as of that date to complete Wynn Las Vegas.

In December 2004, we contributed $400.0 million to Wynn Las Vegas,LLC from the proceeds of the November 2004 offering of 7.5 million shares of our common stock. Also, on December 14, 2004, we effected a series of transactions to refinance Wynn Las Vegas’ debt and raise additional funds for Encore at Wynn Las Vegas. These transactions included, among other things, issuance of $1.3 billion of 6.625% First Mortgage Notes due 2014 (the “First Mortgage Notes”), a tender offer for all of the outstanding Second Mortgage Notes, discharge of the remaining Second Mortgage Notes, and replacement of our previous credit facilities with new credit facilities. The new credit facilities bear interest at LIBOR plus 2.25% on the revolving credit facility (the “Revolver”) and LIBOR plus 2.125% on the term loan facility (the “Term Loans”). The refinancing lowered our overall cost of borrowing and provided the financial flexibility to allow for the further development of our real estate assets.

The $400.0 million contribution from our common stock offering, a portion of the remaining proceeds of our First Mortgage Notes and availability under our new credit facilities are expected to provide sufficient funds to complete and open Wynn Las Vegas. In addition, we have a $50.0 million completion guarantee balance and a $30.0 million liquidity reserve available for Wynn Las Vegas. Wynn Resorts is not a guarantor of the new financing and is not obligated to apply any of its funds to the Wynn Las Vegas project, although it has more than $300.0 million in cash that can be made available.

Encore at Wynn Las Vegas

The Company continues to refine the scope and design of Encore. Previously, Encore was to include a hotel tower with approximately 1,500 mini-suites, a small amount of ancillary gaming space, restaurants, a spa, swimming pools, additional retail and approximately 30,000 square feet of meeting rooms. It was expected to cost no more than $900 million and to open in the second half of 2007. As initially planned, Encore was an addition to Wynn Las Vegas.

Due to anticipated demand for Wynn Las Vegas, continued strength in the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, the Company anticipates a significant increase in the scope of Encore, elevating it to the status of a free standing casino resort; one which is integrated with Wynn Las Vegas through its public space. Although the scope and design of the project have not been finalized and remain subject to board of director approval, we now expect that Encore will include approximately 2,000 full suites in its hotel tower—meaning separate living rooms and bedrooms in each unit—as well as significant additional casino, convention and meeting space, additional entertainment venues, restaurants, a spa and salon, swimming pools and retail space. We currently anticipate that Encore will open in the first half of 2008.

We expect that the remaining proceeds from Wynn Las Vegas, LLC’s sale of first mortgage notes on December 14, 2004, together with availability under its existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100 million is subject to approval of the Encore Budget, Plans and Specifications by the majority of arrangers or lenders. Once we have finalized the scope and plans for Encore, we will seek necessary consents and approvals from our lenders and noteholders.

Wynn Macau

We are constructing and will own and operate Wynn Macau, our first hotel and casino resort in Macau, under a 20-year concession agreement with the government of Macau granted in June 2002 to our indirect subsidiary, Wynn Macau, S.A. Although we continue to refine the design of the resort, including potential expansion and improvements, Wynn Macau is currently expected to occupy approximately 11 acres of the approximately 16 acres of land leased by Wynn Macau, S.A., and include approximately 600 hotel rooms, approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 28,000 square feet of retail space, and a spa, salon and entertainment facilities.

In September 2004, we acquired all of the 17.5% indirect economic interests in Wynn Macau, S.A. that were formerly held by third parties in exchange for 1,333,333 shares of our common stock. Consequently, we now own 100% of the economic interest and control 90% of the voting interest of Wynn Macau, S.A. indirectly through various subsidiaries. Macau law requires that the position of executive director and at least 10% of the voting shares of Wynn Macau, S.A. be held by a resident of Macau. Mr. Wong Chi Seng, a Macau permanent resident who is the executive director of Wynn Macau, S.A., owns 10% of the voting shares of Wynn Macau, S.A., although he has only nominal (up to 1 Macau pataca) dividend participation rights.

Design and construction of Wynn Macau is progressing on schedule and within budget. The resort is expected to open in the third quarter of 2006. Detailed interior design work is continuing, with the majority of architectural and structural design work now complete. Construction is progressing well with piling and other in-ground activities substantially complete. Superstructure works are well underway with the hotel tower reaching the fourth floor level. Construction activities since groundbreaking include the following:

•	Piling work is complete;

•	Construction of basement plant and tunnel areas is substantially complete;

•	The hotel tower structure has reached the fourth floor level;

•	Structural floor slabs for the main casino area are approximately 90% complete; and

•	Approximately 1,500 tons of structural steel has been erected in the main casino area and the second floor office area.

Wynn Macau’s project budget is approximately $704.0 million. This includes land acquisition costs of approximately $40.6 million, construction and design costs of approximately $425.0 million, plus capitalized interest, preopening expenses, financing fees and construction contingencies, but excludes up to $20.5 million of post-opening land concession payments that are anticipated to be funded from operating cash flows. Through December 31, 2004, we had funded approximately $123.2 million of project costs and estimated that approximately $580.8 million would be required as of that date to complete Wynn Macau. These costs are being, and will continue to be, funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of capital contributions, intercompany loans (including up to $122.0 million from Wynn Las Vegas, LLC as provided under its existing indebtedness) and/or subordinated funding, as well as the available senior secured credit facility described more fully below.

In September 2004, Wynn Macau, S.A. obtained the financing necessary to carry out its development plans and maintain the financial capacity to adequately operate its gaming business in Macau. From a combination of capital contributions and intercompany loans bearing an annual interest rate of 6.25%, we have invested, or will invest, a total of approximately $230.0 million into the Wynn Macau project. In addition, we intend to make an additional subordinated intercompany loan for approximately $122.0 million at an interest rate of 7.5%. The remaining $352.0 million to fund the budgeted project costs will be provided in the form of a base term loan as part of a $397.0 million senior secured bank facility entered into by Wynn Macau, S.A. In addition to the base term loan and to cover any potential owner-generated cost overruns, we have established a $30.0 million contingent equity funding source in the form of an intercompany loan and have available a $30.0 million contingent debt facility. The senior secured bank facility also includes a working capital facility of $15.0 million. Agreements governing the senior bank facility specify the sequencing of funding sources. Prior to borrowing under the senior bank facility, we must first utilize the majority of the cash balances funded to the Wynn Macau project.

Wynn Macau, S.A. is obligated by its casino concession agreement, and has obtained, a 700.0 million pataca (approximately $87.5 million) bank guarantee from Banco National Ultramarino, S.A. (“BNU”) that is effective until March 31, 2007. The amount of this required guarantee will be reduced to 300.0 million patacas (approximately $37.5 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. As part of the security for the guarantee, Wynn Macau, S.A. has deposited with BNU, $50.0 million from equity funds provided by Wynn Resorts for the Wynn Macau project. This guarantee collateral will be drawn upon by Wynn Macau, S.A., after the remaining base equity financing set aside by us has been spent. Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee of not to exceed 12.3 million patacas (approximately US$1.5 million).

Critical Accounting Policies and Estimates

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives of our depreciable assets, our annual evaluation of assets for impairment and the purchase price allocations made in connection with acquisitions, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates. As of, and for the period from inception to December 31, 2004, management does not believe there are any highly uncertain matters or other underlying assumptions that would have a material effect on the statement of financial position or results of operations of the Company if actual results differ from our estimates.

Critical accounting policies currently reflected in the consolidated financial statements primarily relate to expensing pre-opening costs as incurred, capitalizing construction costs, including portions of interest attributable to certain qualifying assets, and other policies related to our development stage status.

During the period of the construction of Wynn Las Vegas and Wynn Macau, direct costs such as those expected to be incurred for the design and construction of the Wynn Las Vegas and Wynn Macau hotels and casinos, the Wynn Las Vegas championship golf course and the Wynn Las Vegas water-based entertainment production, including interest, are capitalized. Accordingly, the recorded amounts of property and equipment will increase significantly. Depreciation expense related to the capitalized construction costs will not be recognized until the related assets are put in service. Accordingly, upon completion of construction and commencement of operation of Wynn Las Vegas in April 2005 and Wynn Macau in the last half of 2006, depreciation expense recognized based on the estimated useful life of the corresponding asset will have a significant effect on the results of our operations.

Results of Operations

We will commence operations on April 28, 2005 when Wynn Las Vegas opens to the public. However, we currently are a development stage company. As is customary for a development stage company, revenues are minimal and consequently, we have incurred losses in each period from inception to December 31, 2004. These losses have increased commensurate with increased staff salaries and other pre-opening expenses as the Wynn

Las Vegas and Wynn Macau projects have progressed. The acceleration of these costs was expected and was included in the project budgets. We do not expect that our operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter.

Our operations will no longer include water sales revenues because the last customers, the remaining homes along the Desert Inn golf course were acquired by us in the first quarter of 2004, and our water utility was deregulated and dissolved in the last quarter of 2004. Although we ceased operations of our art gallery and the related retail store as of May 6, 2004, we intend to recommence these operations once Wynn Las Vegas opens. We expect that the revenues associated with these ancillary businesses will be immaterial compared to the revenues that will be associated with the lodging, gaming, dining, entertainment, retail and other operations of our casino resorts.

Results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003

Our development operations resulted in a net loss for the year ended December 31, 2004, of approximately $205.6 million, a 320% increase over the net loss of approximately $48.9 million for the year ended December 31, 2003, due to increased development activities, such as increased staffing, and financing activities, such as the loss on early retirement of debt.

Our minimal revenues for the year ended December 31, 2004 decreased compared to 2003, primarily as a result of the closure of the art gallery and its related retail shop on May 6, 2004. In 2004, we reclassified the amounts received from certain executive officers for use of our corporate aircraft from revenues into preopening expenses to reflect these amounts as a reduction of the costs to operate our aircraft. These amounts were approximately $375,000, $615,000 and $1.4 million for the years ended December 31, 2003 and 2002 and for the period from inception to December 31, 2004. Total expenses for the year ended December 31, 2004 increased approximately $36.0 million, or 67%, to $90.0 million, as compared to $54.0 million for the year ended December 31, 2003. Preopening costs increased by $34.5 million to $81.3 million for the year ended December 31, 2004, as compared to $46.8 million for 2003. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to an increase in pre-opening activities, including staffing increases, as compared to the same period in the prior year. Management expects pre-opening costs to continue to increase as the development of Wynn Las Vegas and Wynn Macau progress. In 2004, we sold our existing corporate aircraft and purchased two other aircraft. The aircraft sale resulted in a loss of approximately $550,000, which is the primary component of the increase in loss on the sale of assets of approximately $643,000. In addition, depreciation expenses increased as a result of the two aircraft purchases. The increased depreciation of approximately $1.2 million for 2004 compared to 2003 and the additional losses on the sale of assets, primarily the former aircraft, are the primary components of the remaining increase in total expenses over the prior year.

In addition, during the year ended December 31, 2004, we benefited from certain significant collections of Desert Inn casino marker receivables totaling approximately $4.2 million. The marker receivables were acquired by us as part of the Desert Inn purchase in June 2000. This gain was used to reduce the carrying value of land in 2004. Other than the marker collections, incidental operations relating to certain cellular tower rental income plus the loss from the brief operation of an apartment complex purchased in July 2004 for the future development of a parking facility produced a net loss of approximately $651,000.

Other income (expense), net for the year ended December 31, 2004, decreased approximately $118.1 million to an expense of approximately $116.8 million from income of approximately $1.3 million for the year ended December 31, 2003, primarily as a result of losses sustained from the early retirement of debt in both the second and fourth quarters of 2004. On June 14, 2004, we recorded a loss of approximately $25.6 million due to the early retirement of a portion of the Second Mortgage Notes. This loss is attributable to the 112% redemption premium and to write-offs of unamortized original issue discount and debt issuance costs. On December 14, 2004, as part of the refinancing discussed below (See Liquidity and Capital Resources—Refinancing), we recorded an additional loss on the early retirement of debt totaling approximately $97.2 million. This loss reflects the tender price on approximately $237.4 million of Second Mortgage Notes plus the writeoffs of the related unamortized original issue discount and debt issuance costs. Also, during the year ended December 31, 2004 there was a $6.3 million decrease in interest expense, and an approximately $1.7 million decrease in interest income. Lower interest income is primarily attributable to the decrease in average amount of cash from the net proceeds from equity and debt financing activity as the funds were used to construct Wynn Las Vegas, while the interest expense decreased due to increased capitalization of interest expense commensurate with the progress on the construction of Wynn Las Vegas.

Comprehensive income decreased from a gain of $8.8 million for the year ended December 31, 2003, to a gain of approximately $1.2 million for the year ended December 31, 2004, due to the increase and decrease, respectively, in the fair value of our two interest rate swaps entered into during the second quarter of 2003 combined with (for 2004 only) the change in the fair value of two new interest rate swaps that we entered into in connection with the refinancing on December 14, 2004. When we refinanced the Wynn Las Vegas debt structure, we terminated the interest rate swaps associated with our former credit facilities and entered into two new interest rate swaps to hedge the interest rate risk on $400.0 million of term loan borrowings under the new credit facilities. Although we received a cash settlement of approximately $9.6 million on terminating the former swaps, we are amortizing this amount from other comprehensive income into earnings over the original life of the former swap contracts (December 2006). Both our former and our new interest rate swaps have been designated by us as cash flow hedges in accordance with applicable accounting pronouncements. Accordingly, changes in the fair value are charged, to the extent the hedge is effective (as defined in the accounting pronouncements), directly to comprehensive income. The fair value approximates the amount we would pay or receive if these contracts were settled at the valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments, and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002

Our development operations resulted in a net loss for the year ended December 31, 2003, of approximately $48.9 million, a $17.2 million or 54% increase over the net loss of approximately $31.7 million for the year ended December 31, 2002, due to increased development activities.

In 2004, we reclassified the amounts received from certain executive officers for use of our corporate aircraft from revenues into preopening expenses to reflect these amounts as a reduction of the costs to operate our aircraft. These amounts were approximately $375,000, $615,000 and $1.4 million for the years ended December 31, 2003 and 2002 and for the period from inception to December 31, 2004. Consequently, all periods presented were reclassified to conform to this presentation. As a result, the aircraft revenue in 2002 reflects third party charter revenue. The corporate aircraft owned by us subsequent to February 2002, when we sold our first corporate aircraft, have not been licensed for charter services. Accordingly, we no longer have third party charter revenues. Total revenues for the year ended December 31, 2003, of approximately $643,000 increased approximately $99,000 or 18% from total revenues of approximately $544,000 for the year ended December 31, 2002, primarily due to increased patronage of the art gallery and related retail store.

Total expenses for the year ended December 31, 2003 increased approximately $19.0 million, or 54%, to $54.0 million, as compared to $34.9 million for the year ended December 31, 2002, primarily due to an approximately $22.2 million or 90% increase in pre-opening costs to $46.8 million for the year ended December 31, 2003 from $24.6 million for the year ended December 31, 2002, offset by a decrease in depreciation and amortization expenses of approximately $3.2 million from approximately $8.9 million for the year ended December 31, 2002 to approximately $5.7 million for the year ended December 31, 2003. The increase in pre-opening costs, which consist primarily of salaries and wages, including non-recurring employee separation expenses of approximately $1.4 million, and consulting and legal fees, is directly attributable to an increase in pre-opening activities as compared to the same period in the prior year. We expect pre-opening costs to continue to increase as development of Wynn Las Vegas, and Wynn Macau pre-development activities, progress. The decrease in depreciation and amortization expenses is a result of most current buildings and improvements becoming fully depreciated in June of 2003.

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

Certain trends that may affect development activities and future results of operations

In the near term, our development activities may be impacted by various economic factors, including, among other things, the availability and cost of materials, the availability of labor resources, interest rate levels and, specifically in connection with Wynn Macau, foreign exchange rates and legislative and regulatory issues relating to gaming and taxes. The strength and profitability of our business after our casino resorts open will depend on consumer demand for casino resorts, in general, and for the specific types of luxury amenities that Wynn Las Vegas and Wynn Macau will offer. Adverse changes in consumer preferences, discretionary income and general economic conditions, as well as fears of recession, reduced consumer confidence in the economy, the possibility of continued terrorist activities in the United States and elsewhere, the war in Iraq and other military conflicts in the Middle East, a resurgence of SARS or another infectious disease or a natural disaster such as the Tsunami that struck southeast Asia in December 2004, could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.

Liquidity and Capital Resources

Capital Resources

We have financed each of our development projects separately at the subsidiaries that will own and operate them. As of December 31, 2004, we have corporate management and development overhead and two construction projects: Wynn Las Vegas and Wynn Macau. At December 31, 2004, we had approximately $330.3 million of cash and cash equivalents. In excess of $300 million of these funds are uncommitted and available for general corporate purposes. In addition, we had approximately $942.4 million in restricted cash and investments from the proceeds of our debt and equity financings. The substantial majority of this amount is restricted for the development and construction of Wynn Las Vegas (including Encore) and Wynn Macau, and certain other specific costs in accordance with agreements governing our debt facilities, including but not limited to $698.6 million restricted for the construction, development and preopening expenses of Wynn Las Vegas and Encore, $134.1 million restricted for the development, construction and preopening expenses of Wynn Macau (including a $50.0 million performance bond collateral deposit), $80.0 million restricted for a Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore for a completion guarantee if the Encore Budget, Plans and Specifications are approved), approximately $29.7 million restricted for the next four semi-annual interest payments through July 15, 2007, on our 6% convertible subordinated debentures due 2015 (the “Debentures”) and small amounts committed for certain sales tax and other deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Financing for Wynn Las Vegas and Encore

As of December 31, 2004, approximately $2.0 billion of the total Wynn Las Vegas project cost, (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred. This was funded primarily from a combination of our cash on hand from contributed capital, proceeds from the initial public offering of our common stock, proceeds from the issuance of our recently discharged Second Mortgage Notes, and our previous debt facilities. On December 14, 2004, as described in more detail below, we completed a series of transactions that refinanced Wynn Las Vegas’ debt structure and raised the additional funds needed to develop Encore. The closing of the refinancing was the culmination of a series of transactions designed to facilitate the intended expansion of Wynn Las Vegas, lower our overall cost of borrowing, and achieve an enhanced degree of financial maturity. In addition, it provided us with the financial flexibility to continue to develop our real estate assets.

In May 2004, we amended documents governing our former credit facilities to release from certain development and other restrictions, the approximately 20 acres on which the remaining buildings of the former Desert Inn Resort and Casino then stood, so that the land would be available for what is to become Encore. The land was then used to collateralize a $143.4 million borrowing (the “Land Loan”) under a credit agreement bearing interest at London Interbank Offered Rate (“LIBOR”) plus 5.5%. The proceeds of the Land Loan were used to fund a portion of the costs of Wynn Las Vegas and Encore.

Later in May 2004, we completed a public offering of seven million shares of our common stock at a price of $38.75 per share, which, after underwriting discounts and commissions, generated net proceeds of approximately $268.2 million. We used a portion of the proceeds to redeem a portion of the Second Mortgage Notes, as discussed below, and the remaining portion of the net proceeds to help finance Wynn Macau.

On June 14, 2004, pursuant to the indenture governing the Second Mortgage Notes, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (collectively, the “Issuers”), redeemed approximately $122.4 million of the $370 million in aggregate principal amount of the Second Mortgage Notes outstanding. The total price of the redemption was approximately $138.9 million, equal to 112.0% of the aggregate principal amount of the Second Mortgage Notes redeemed, plus accrued and unpaid interest thereon. In connection with the redemption, we wrote off approximately $7.0 million of the unamortized original issue discount and approximately $3.9 million of unamortized deferred financing costs associated with the Second Mortgage Notes. Accordingly, we recognized a loss on the early retirement of debt in the second quarter of 2004 of approximately $25.6 million to reflect the write-offs and the $14.7 million redemption premium.

In November and December 2004, we completed the sale of 8,625,000 shares of our common stock at a price of $61.00 per share, which, after underwriting discounts and commissions, generated net proceeds of approximately $521.2 million. Of the net proceeds, $400.0 million was directly contributed to the Wynn Las Vegas project. The remaining amounts will be used for general corporate purposes.

During 2004, we continued to borrow available amounts under our former credit facilities. On December 14, 2004, we completed a refinancing of our indebtedness whereby the Issuers:

•	Issued $1.3 billion of First Mortgage Notes;

•	Redeemed $237.4 million of the outstanding $247.6 million of Second Mortgage Notes;

•	Repaid the outstanding $143.4 million balance on the Land Loan described above;

•	Repaid the outstanding $250.0 million balance of term loans under our previous credit facilities;

•	Repaid the outstanding $208.6 million balance of revolving credit loans under our previous credit facilities;

•	Repaid the outstanding $70.3 million balance of loans under our previous furniture, fixtures and equipment loan facility (the “FF& E Facility”);

•	Entered into a new $1.0 billion credit facility (See “New Credit Facilities”, below);

•	Terminated the two former interest rate swap agreements hedging the interest rate risk on a total of $825.0 million of variable rate borrowings under our previous credit facilities; and

•	Entered into two new interest rate swap agreements to hedge the interest rate risk on $400 million of term loan borrowings under the new credit facilities.

In connection with this refinancing, we recorded a loss on the extinguishment of debt of approximately $97.2 million. This loss consists of the Second Mortgage Notes tender premium and associated consent fees of approximately $62.9 million, prepayment penalties on the FF&E Facility of approximately $1.6 million, the writeoff of the tendered portion of the original issue discount relating to the Second Mortgage Notes of approximately $12.6 million and writeoffs of debt issue costs associated with the Second Mortgage Notes and the former debt facilities of approximately $20.1 million. The refinancing lowers our long-term interest expense and also provides the financial flexibility for the further development of our real property assets.

Also, in connection with the termination of the two former interest rate swaps noted above, we received a cash settlement of approximately $9.6 million. The gain realized from the former swaps is being amortized out of other comprehensive income into earnings through December 2006 (the life of the original swaps).

We will fund the costs to complete Wynn Las Vegas (estimated to be approximately $670.0 million at December 31, 2004) pursuant to the Disbursement Agreement, described below (see “Disbursement Agreement”), that we entered into with the agent for the lenders under the new credit facilities and the trustee under the indenture for the First Mortgage Notes. Under the Disbursement Agreement, we will use funds in the following order of priority:

•	First, by using any cash on hand, including restricted cash available for this purpose, until exhaustion thereof;

•	Second, by using any remaining proceeds from the First Mortgage Notes, and the proceeds of borrowings under the new credit facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the new credit facilities;

•	Third, by using proceeds of additional borrowings under the new credit facilities; and

•	Fourth, by using the funds made available to us on a gradual basis from the $50 million completion guarantee deposit account and the $30 million liquidity reserve account.

We expect to have sufficient funds from the proceeds of the First Mortgage Notes and availability under our new credit facilities to complete construction of Wynn Las Vegas without using any funds from the completion guarantee or liquidity reserve account. Any construction delays or scope changes with respect to Wynn Las Vegas may result in having to utilize these funds or in our borrowing additional funds under the new credit facilities.

Through December 31, 2004, we have funded approximately $26.3 million of costs associated with the design and predevelopment of Encore. Until such time as the Encore Budget, Plans and Specifications have been submitted by us and approved by a majority of the arrangers or a majority of the lenders under the new credit facilities pursuant to the terms of the disbursement agreement, the new disbursement agreement will permit disbursements of up to $100.0 million to pay for development costs for Encore. If the Encore Budget, Plans and Specifications are approved by June 30, 2005, then we expect to fund construction of Encore with remaining proceeds of the First Mortgage Notes, borrowings under our new credit facilities and future cash flows from the operations of Wynn Las Vegas. We will fund the costs of development and construction of Encore pursuant to the disbursement agreement, with funds utilized in the same order of priority as indicated above for Wynn Las Vegas. If the Encore Budget, Plans and Specifications are not approved by June 30, 2005, the amount available under the new credit facilities, and the amount of indebtedness that the indenture for the First Mortgage Notes will permit us to incur for this purpose, will be reduced by $550.0 million.

We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our two new interest rate swaps have been designated as cash flow hedges of $400.0 million of term loan borrowings under our new credit facilities in accordance Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As of December 31, 2004, we recorded approximately $583,000 in other assets to reflect their fair value. The fair value approximates the amount we would receive if these contracts were settled at December 31, 2004. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Financing for Wynn Macau

As of December 31, 2004, approximately $123.2 million of the total Wynn Macau project cost, (including the cost of the land payments, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred. This was funded primarily from a combination of our cash on hand from contributed capital and the proceeds from intercompany loans.

On September 14, 2004, we completed the financing for the design, development, construction and pre-opening expenses of Wynn Macau. Wynn Macau, S.A. executed a definitive credit agreement (the “Common Terms Agreement” or “CTA”) and related ancillary agreements for a senior secured bank facility of $397.0 million. The senior secured bank facility consists of term loan facilities in the amount of $382.0 million (which will be borrowed in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117.0 million (approximately US$15.0 million).

As described below, the term loans will not be drawn until previously funded base equity (in the form of intercompany loans bearing 6.25% annual interest) of $230.0 million and scheduled subordinated funding (in the form of an intercompany loans bearing interest at 7.5%) of $122.0 million have been expended for the construction and development of Wynn Macau. Commencing on September 14, 2007, the principal amount of the term loans is required to be repaid in quarterly installments. During the third year of the loan, 3.75% of the principal is due, during the fourth year of the loan, 10.00% of the principal is due, during the fifth year of the loan, 27.00% of the principal is due, during the sixth year of the loan, 29.00% of the principal is due, and during the seventh year of the loan, 30.25% of the principal is due. The term loans will mature on September 14, 2011, with annual interest charged at LIBOR or the Hong Kong Interbank Offered Rate (“HIBOR”) (as denominated) plus 3.5%. The working capital facility will expire on September 14, 2007 and borrowings under it are charged annual interest at HIBOR plus 2.5%.

The loans are secured by a collateral package consisting of a first priority security interest in substantially all of the assets of Wynn Macau, S.A. In addition, certain subsidiaries of Wynn Resorts that are direct or indirect shareholders of Wynn Macau, S.A. have executed a guarantee of the loans and pledged their shares in Wynn Macau, S.A. or upstream intermediate companies, as the case may be, as additional security.

Existing cash balances from Wynn Resorts, including amounts spent to date on Wynn Macau and $50 million deposited with Banco National Ultramarino, S.A. (“BNU”) as collateral for a bank guarantee as discussed further below, provide the $230 million of base equity to Wynn Macau, S.A, required under the financing documents. In addition, simultaneously with the loan signing, Wynn Group, Asia, Inc. (“Wynn Asia”), a subsidiary of Wynn Resorts, entered into a Note Purchase Agreement with Wynn Macau, S.A. pursuant to which Wynn Asia will purchase $122 million in subordinated notes to be issued by Wynn Macau, S.A. The subordinated notes will be secured by a third priority security interest in the collateral package. Proceeds of the contributions and loans and the subordinated notes must be expended for Wynn Macau project costs prior to borrowing under the term loans. In addition, Wynn Resorts provided $30 million of contingent funds that is available to pay additional costs of construction, if necessary.

The CTA contains capital spending limits and other affirmative and negative covenants, customary for a limited recourse project financing, as well as restrictions on the use of up-front premia derived from subconcessions (See “Common Terms Agreement for Macau Project” below for further information).

In September 2004, in connection with the financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with BNU for a guarantee in the amount of 700.0 million patacas (approximately US$87.5 million). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. has deposited $50.0 million of the $230.0 million base equity funding with BNU, which deposit will be drawn upon by Wynn Macau, S.A. after the remainder of its base equity has been spent. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated, upon demand by BNU, to promptly repay any claim made on the guarantee by the Macau government. The guarantee is further secured by a second priority security interest in the senior lender collateral package. BNU will be paid an annual fee for the guarantee of not to exceed approximately 12.3 million patacas (approximately US$1.5 million).

Expected Commercial Commitments

The following table summarizes certain information regarding our expected long-term indebtedness and material commercial commitments based upon our best estimate at December 31, 2004 of our expected long-term indebtedness and commercial commitments (amounts in millions):

	Payments Due By Period
Long-Term Indebtedness	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
First Mortgage Notes	$1,300.0	$—	$—	$—	$1,300.0
Convertible Subordinated Debentures(1)	250.0	—	—	—	250.0
Term Loans(2)	26.6	—	—	—	26.6
Second Mortgage Notes(3)	10.1	—	10.1	—	—
Other Long-Term Obligations(4)	14.9	0.8	1.6	1.6	10.9

Total long-term indebtedness	1,601.6	0.8	11.7	1.6	1,587.5

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Construction contracts(5)	$805.9	$383.8	$422.1	$—	$—
Wynn Macau senior bank facility(6)	397.0	—	22.1	97.0	277.9
Term Loans(2)	373.4	—	—	—	373.4
Revolver(7)	—	—	—	—	—
Employment agreements(8)	91.8	24.3	37.0	9.2	21.3
Leasehold interest in land(9)	37.4	9.5	16.3	11.6	—
Operating leases	12.3	2.0	1.9	0.7	7.7
Estimated interest payments on long-term debt(10)	1,244.7	131.9	280.1	274.8	557.9

Total commercial commitments	$2,962.5	$551.5	$779.5	$393.3	$1,238.2

(1)	Represents the full obligation under the Debentures assuming no conversion to common stock. The Debentures are convertible, at the holders’ option, into a maximum of 10,869,550 shares of our common stock (subject to adjustment as provided in the indenture governing the Debentures), which is equivalent to a conversion price of $23.00 per share.

(2)	As of December 31, 2004, we had borrowed approximately $26.5 million of the available $400.0 million under the Term Loans. We are contractually required to borrow the remaining availability of $373.4 million by March 14, 2005. The Term Loans mature on December 14, 2011.

(3)	On December 14, 2004, we deposited in trust with the trustee under the Second Mortgage Notes Indenture, government securities having an aggregate face value of approximately $10.1 million (the amounts necessary to pay when due all interest payments and the redemption price on November 1, 2006), and an additional $3.0 million in cash to discharge amounts payable under the Second Mortgage Notes Indenture.

(4)	Represents approximately $14.7 million owing pursuant to loans for one of our corporate aircraft and an annuity issued by ITT Sheraton in connection with the acquisition of a parcel of land in 1994. The aircraft notes bear interest at 5.67% and require monthly principal and interest payments with balloon payments of $9.6 million in 2011. The annuity bears interest at an annual rate of 8% and requires payment of $5,000 per month until February 2009.

(5)	Represents obligations under our signed construction contracts with Marnell Corrao, Wadsworth Golf Construction Company, Bomel Construction Company, Inc., Leighton/China State and certain other construction companies in connection with the construction of Wynn Las Vegas and Wynn Macau. We expect to satisfy some of the payment obligations under these contracts using amounts borrowed under the long-term indebtedness shown above. Construction contracts and other related purchase commitments relating to Wynn Macau exceed the requirement to spend 4.0 billion patacas (approximately $500.0 million) by 2009 and consequently are expected to satisfy this obligation.

(6)	As of December 31, 2004, we have not borrowed any amounts under Wynn Macau, S.A.’s senior secured bank facility. However, we anticipate that we will borrow the available amounts to construct and open Wynn Macay by the third quarter of 2006. Principal amortization begins in 2007 and the facility matures on September 14, 2011.

(7)	As of December 31, 2004, we have not borrowed any amounts under the Revolver. The $600.0 million available under the Revolver may be used for working capital for Wynn Las Vegas or, upon satisfaction of certain conditions, for the construction and development of Encore. The Revolver matures on December 14, 2009.

(8)	We have entered into employment agreements with several executive officers, other members of management, and certain key employees. These agreements generally have three to five year terms, typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. If we terminate certain executives without “cause” or if certain executives terminate employment with us for “good reason” following a “change of control” (as these terms are defined in the employment contracts), we will pay the executive a “separation payment” in a lump sum, which typically is equal to the base salary of the remaining term of the employment contract plus foregone bonuses, plus certain other payments. Amounts represent the aggregate contractual salaries and guaranteed bonuses during the periods specified in the agreements.

(9)	In June 2004, we entered into a land concession contract with the government of Macau for the 20-year lease of approximately 16 acres of land. At December 31, 2004, we had 10 semi-annual installment payments remaining at 5% interest as specified in the land concession contract.

(10)	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon currently existing commitments, anticipated LIBOR rates based upon expected yield curves (including the effect of our interest rate swaps) as well as expected levels of borrowings and the timing of repayments.

New Credit Facilities

On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement (the “New Credit Agreement”) and related ancillary agreements for secured revolving credit and term loan facilities in the aggregate amount of $1.0 billion. The credit facilities consist of a revolving credit facility (the “Revolver”) in the amount of $600.0 million and a term loan facility (the “Term Loans”) in the amount of $400.0 million.

The Revolver will terminate and be payable in full on December 14, 2009, and the Term Loans will mature on December 14, 2011. Wynn Las Vegas, LLC is required to draw half of the Term Loans by February 14, 2005 and the remaining half of the Term Loans by March 14, 2005.

The amount available under the new credit facilities will be reduced by $550.0 million if the Encore Budget, Plans and Specifications have not been approved by a majority of the arrangers or a majority of the lenders under the New Credit Agreement by June 30, 2005. This may result in a reduction of availability under the Revolver, prepayment of loans under the Term Loans, or any combination of the two.

For purposes of calculating interest, loans under the new credit facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the Revolver and Term Loans are expected to bear interest at LIBOR plus 2.25% and LIBOR plus 2.125%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans are expected to bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin 1.25% or 1.125% under the Revolver and Term Loans, respectively. Interest on Base Rate Loans is payable quarterly in arrears.

After the opening of Wynn Las Vegas or, if Encore qualifies for financing under the Disbursement Agreement, after the opening of Encore, the applicable borrowing margins for revolving loans will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1.25% to 2.5% per annum for Eurodollar Loans and 0.25% to 1.5% per annum for Base Rate Loans. After the opening of Wynn Las Vegas or, if Encore qualifies for financing under the Disbursement Agreement, after the opening of Encore, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the revolving credit facility. After the opening of Wynn Las Vegas or, if Encore qualifies for financing under the Disbursement Agreement, after the opening of Encore, the annual fee that Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the revolving credit facility will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum. For unborrowed amounts under the term loan facility, Wynn Las Vegas, LLC expects to pay, quarterly in arrears, 1.00% per annum on the daily average of the unborrowed amounts under the Term Loans. Letters of credit issued pursuant to the new credit facilities are expected to accrue fees at the borrowing margins payable on Eurodollar Loans as described above, plus a customary fronting fee. In addition, certain fees will be payable on the closing date to certain lenders and other parties to the New Credit Agreement.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC will be required to make mandatory prepayments of indebtedness under the new credit facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt) and, subject to a reinvestment period, asset sale and insurance or condemnation proceeds, in each case with specified exceptions. After the opening of Wynn Las Vegas or, if Encore qualifies for financing under the Disbursement Agreement, after the opening of Encore, Wynn Las Vegas also will be required to make mandatory repayments of indebtedness under the new credit facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Mandatory prepayments from asset sales and insurance and condemnation proceeds will be applied to repay the Term Loans and First Mortgage Notes and, in certain events, to repay the Revolver and reduce the revolving credit commitments. Other than with respect to a 1% premium that Wynn Las Vegas, LLC will be required to pay with respect to certain repayments of Term Loans occurring prior to December 14, 2005, Wynn Las Vegas, LLC will have the option to prepay all or any portion of the indebtedness under the new credit facilities at any time without premium or penalty.

Disbursement Agreement

The Disbursement Agreement sets forth Wynn Las Vegas, LLC’s material obligations to complete the Wynn Las Vegas hotel and casino resort and, if applicable, develop, construct and complete Encore (collectively, the “Projects”) and establishes mechanics for approval of a line item budget and a schedule for the completion of construction of Wynn Las Vegas and, if and when applicable, the construction of Encore. The Disbursement Agreement also establishes the conditions to, and the relative sequencing of, the making of advances and disbursements under the new credit facilities and from the proceeds of the First Mortgage Notes, and establishes the obligations of the lenders and the administrative agent under the new credit facilities to advance and disburse, respectively, funds under the new credit facilities and the obligation of the First Mortgage Notes Trustee to release funds from the First Mortgage Notes proceeds account upon satisfaction of such conditions. The Disbursement Agreement also sets forth the mechanics for approving change orders and amendments to the construction budgets and the construction schedules for the Projects. The Disbursement Agreement includes certain representations, warranties, covenants and events of default that relate to construction of the Projects.

Under the Disbursement Agreement, Wynn Las Vegas, LLC is permitted to use the proceeds of the First Mortgage Notes and borrowings under the new credit facilities to pay for costs related to the development, construction, outfitting and opening of the Projects (including financing costs and interest during construction) and, subject to certain limitations, corporate overhead and related costs (collectively, “Project Costs”). Except as provided in the following paragraph, the proceeds of the new credit facilities and the First Mortgage Notes will not be available to pay Project Costs related to Encore until a majority of the arrangers (by number) or a majority of the lenders under the new credit facilities (in consultation with the construction consultant) have approved, among other things, the Encore Budget, Schedule, Plans and Specifications and certain construction-related agreements (including certain material construction and design contracts), and Wynn Las Vegas, LLC shall have satisfied certain other conditions precedent relating to Encore.

Prior to the approval of the Encore Budget, Schedule, Plans and Specifications, as set forth above, the Disbursement Agreement will permit disbursements of up to $100.0 million in the aggregate from the borrowings under the new credit facilities and the proceeds of the First Mortgage Notes to pay for Project Costs related to Encore pursuant to abbreviated disbursement procedures set forth in the Disbursement Agreement. No more than $100.0 million from the proceeds of the new credit facilities and the First Mortgage Notes will be disbursed for application toward Project Costs related to Encore prior to the opening of Wynn Las Vegas. Thereafter, if the Encore Budget, Schedule, Plans and Specifications have been approved, the entire amount of the borrowings under the new credit facilities (subject to exceptions for working capital and other purposes, including amounts necessary for final completion of Wynn Las Vegas) and the remaining proceeds of the First Mortgage Notes will be available for application toward Project Costs related to Encore in accordance with the Disbursement Agreement.

The Disbursement Agreement sets forth the order in which funds from the various sources will be made available to Wynn Las Vegas, LLC. Wynn Las Vegas, LLC expects that a significant portion of the funds needed to pay Project Costs in respect of Encore will come from Wynn Las Vegas, LLC’s operating cash flows after opening of Wynn Las Vegas. Wynn Las Vegas, LLC’s failure to achieve operating cash flows, or obtain other funds, sufficient to fund certain of the Project Costs for Encore would prevent Wynn Las Vegas, LLC from obtaining disbursements and may cause an event of default under the Disbursement Agreement and, as a result, under the Indenture and the Credit Agreement.

In order to implement the funding of disbursements, the Disbursement Agreement calls for the maintenance of certain accounts, each of which will, subject to certain exceptions, secure Wynn Las Vegas, LLC’s obligations under the new credit facilities and the First Mortgage Notes; provided that the secured account holding the proceeds of the First Mortgage Notes will secure only Wynn Las Vegas, LLC’s obligations under the First Mortgage Notes, and the secured account holding the proceeds of the new credit facilities will secure only Wynn Las Vegas, LLC’s obligations to the lenders under the new credit facilities. The accounts will include a company’s funds account, a notes proceeds account, a bank proceeds account, a disbursement account, a cash management account, a completion guarantee deposit account and a liquidity reserve account.

The Disbursement Agreement obligates Wynn Las Vegas, LLC to comply with various affirmative and negative covenants. Upon the occurrence and during the continuance of an event of default under the Disbursement Agreement, the lenders under the new credit facilities and the First Mortgage Notes Trustee will be entitled to suspend their respective obligations to make any further disbursements under the Disbursement Agreement. Provisions under the Disbursement Agreement can be amended or waived by the agent for the New Credit Facilities (acting under the Credit Agreement) without the consent of the First Mortgage Notes Trustee.

The Disbursement Agreement will terminate after final completion of Wynn Las Vegas or, if the Encore Budget, Schedule, Plans and Specifications have been approved and Wynn Las Vegas, LLC has elected to construct it, after final completion of Encore. The Disbursement Agreement will cease to apply to Wynn Las Vegas after final completion of Wynn Las Vegas. Upon termination of the Disbursement Agreement, all amounts remaining in any Disbursement Agreement accounts other than amounts on deposit in the liquidity reserve account will be released to Wynn Las Vegas, LLC, and the covenants contained in the Disbursement Agreement will cease to apply. Amounts remaining on deposit in the liquidity reserve account at substantial completion will be available to Wynn Las Vegas, LLC under certain circumstances to pay debt service. Upon satisfaction of certain financial tests, amounts remaining in the liquidity reserve account will be applied to repay the revolving loans under the new credit facilities (without a reduction in revolving loan commitments thereunder).

Common Terms Agreement for Macau Project

On September 14, 2004, Wynn Macau, S.A. executed a definitive credit agreement (the “Common Terms Agreement”) and related ancillary agreements for a senior bank facility of US$397.0 million. The senior bank facility consists of term loan facilities in the amount of US$382.0 million (which will be borrowed in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117.0 million (approximately US$15.0 million). Proceeds from draws on the term loan facilities will be used for the design, development, construction and pre-opening expenses of Wynn Macau, S.A.’s destination resort in Macau (the “Project”). Except for certain specified funding obligations (described below), the financing is non-recourse to Wynn Resorts.

As described below, the term loans will not be drawn until base equity of US$230.0 million and the subordinated note funding (described below) have been provided to and expended by Wynn Macau, S.A. on the Project, and the other conditions precedent customary for limited recourse project finance construction loans are satisfied. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on September 14, 2007, such that during the third year of the loan, 3.75% of the principal will be due, during the fourth year of the loan, 10.0% of the principal will be due, during the fifth year of the loan, 27.0% of the principal will be due, during the sixth year of the loan, 29.0% of the principal will be due, and during the seventh year of the loan, 30.25% of the principal will be due. The term loans will mature on September 14, 2011 and bear interest at LIBOR or HIBOR plus 3.5% per annum. The working capital facility will expire on September 14, 2007 and borrowings under it will bear interest at HIBOR plus 2.5% per annum. Customary fees and expense were paid by Wynn Macau.

Wynn Resorts has provided US$230.0 million of equity funding to be applied to Project costs (including amounts spent to date on the Project and the US$50.0 million deposited with BNU and described below). In addition, simultaneously with the loan signing, Wynn Group, Asia, Inc. (“Wynn Asia”), a wholly-owned subsidiary of Wynn Resorts, entered into a Note Purchase Agreement with Wynn Macau, S.A. pursuant to which Wynn Asia will purchase US$122.0 million in subordinated notes to be issued by Wynn Macau, S.A. The subordinated notes will be secured by a third priority security interest in the collateral package. Proceeds of the equity funding and subordinated notes must be expended for Project costs prior to funding of the term loans. In addition, Wynn Resorts has provided US$30.0 million of contingent equity that is available to pay additional costs of construction. Other than the equity, subordinated funding, contingent equity support and clawbacks of certain restricted payments made during the loan term, the financing is non-recourse to Wynn Resorts.

Wynn Macau, S.A. is required to make mandatory prepayments of indebtedness under certain circumstances with certain proceeds from equity issuances (at the Wynn Macau, S.A. level), asset sales, eminent domain, excess cash flow, insurance and subconcessions. Additionally, if substantially all of the Project is lost, damaged, destroyed or declared a total loss, the indebtedness may be accelerated.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other international or domestic markets, whether through acquisition, investment or development. For example, we have submitted a proposal pursuant to a Request for Concept recently solicited by the Singapore government, for an integrated resort development with a casino in that jurisdiction. This or any other development would require us to obtain additional financing, which could be comprised of a combination of debt and equity. We may decide to conduct any such development through Wynn Resorts or through a line of subsidiaries separate from the Las Vegas or Macau-related entities. In addition, Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by the board of directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and will increase our leverage ratio.

Furthermore, if completion of the Wynn Las Vegas or Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening of our respective resorts will increase correspondingly. Following the opening of Wynn Las Vegas, we expect Wynn Las Vegas to fund its operations and capital requirements from operating cash flow and remaining availability under the new credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the new credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau, upon opening, will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot ensure that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

The following table provides information about our long-term indebtedness as of December 31, 2004:

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
	(in thousands)
6.625% Mortgage Notes	December 2014	$1,300,000	$1,300,000	$1,293,500
6% Convertible Subordinated Debentures	July 2015	250,000	250,000	764,375
Term Loans, interest at LIBOR plus 2.125%, (approximately 4.575% at December 31, 2004)	December 2011	26,564	26,564	26,564
12% Second Mortgage Notes(1)	November 2010	10,142	9,611	11,359
Note payable—airplane; interest at 5.67%	September 2011	14,659	14,659	14,659
Note payable—land parcel; interest at 8.0%	February 2009	212	212	212

		$1,601,577	$1,601,046	$2,110,669

(1)	On December 14, 2004, we deposited in trust with the trustee under the Second Mortgage Notes Indenture, government securities having an aggregate face value of approximately $10.1 million (the amounts necessary to pay when due all interest payments and the redemption price on November 1, 2006), and an additional $3.0 million in cash to discharge amounts payable under the Second Mortgage Notes Indenture. The estimated fair value reflects the face value of the Second Mortgage Notes reflected at the 112% redemption price at November 1, 2006).

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2004 on our expected long-term indebtedness See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. However, we cannot predict the LIBOR rates that will be in effect in the future. Accordingly, the LIBOR rate at December 31, 2004 equal to 2.45% is used for all calculations in the table below.

	As of December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	$0.7	0.8	$0.8	$0.8	$0.9	$1,571.0	$1,575.0
Average interest rate	5.81%	5.81%	5.82%	5.82%	5.70%	5.67%	5.70%

Variable rate	$—	$—	$22.2	$26.3	$207.4	$651.3	$907.2
Average interest rate	N/A	N/A	2.67%	2.45%	3.93%	3.67%	3.62%

Consistent with our obligation under our former credit facilities to obtain interest rate protection for at least $325 million of borrowings thereunder, in May 2003 and June 2003, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825 million of our expected future borrowings under our former credit facilities, which bore interest at LIBOR plus 4% and LIBOR plus 5.5%, on the former revolving credit facility and the former term loan facility, respectively, and were to mature in October 2008 and October 2009, respectively.

On December 14, 2004, concurrent with the refinancing of Wynn Las Vegas’ debt structure, we terminated the two interest rate swaps. As a result of the termination, we received a cash of approximately $9.6 million in settlement of the related asset. The balance of $9.6 million in accumulated other comprehensive income related to those interest rate swaps will be amortized as a reduction to interest expense over the original contract life of the two interest rate swaps.

Also concurrent with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of our expected future borrowings under our new term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, we will receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in the swap instruments from February and March 2005, respectively through December 2008. These effective dates of the two swaps were designed to correspond with the amounts and timing of our expected borrowings under the new term loan facility. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient LIBOR-based borrowings are outstanding under the new term loan facility, and effectively fixes the interest rate on borrowings under the new term loan facility at approximately 5.918%. Any ineffectiveness will increase our recorded interest expense in our consolidated financial statements.

As of December 31, 2003, we recorded in other assets the fair value of the net effect of the two former interest rate swaps of approximately $8.8 million. Because there had been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount was reported in other comprehensive income for the year ended December 31, 2003. As of December 31, 2004, we recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $583,000. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004.

The following table provides information about our interest rate swaps as of December 31, 2004 and using estimated future LIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Average notional amount	$333.3	$400.0	$400.0	$400.0	$—	$—	n/a
Average pay rate	3.79%	3.79%	3.79%	3.79%	—	—	n/a
Average receive rate	2.78%	3.47%	4.02%	4.53%	—	—	n/a

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the year ended December 31, 2004, we incurred approximately $122.0 million in interest. Certain amounts of our outstanding indebtedness for the year was based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2004 by approximately $2.5 million.

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

Certain Asian countries have publicly asserted their desire to eliminate the linkage of the Hong Kong dollar and the Chinese renminbi to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar, the Chinese renminbi and the Macau pataca will continue to be linked to the U.S. dollar, which may result in severe fluctuations in the exchange rate for these currencies. We also cannot assure you that the current peg rate for these currencies will remain at the same level. Any change in such peg rate could have a material adverse effect on our ability to make payments on certain of our debt instruments.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management Report on Internal Control Over Financial Reporting.    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page F-2.

(c) Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 2, 2005, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 (the “2005 Proxy Statement”) under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics”, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2005 Proxy Statement under the caption “Executive Officer Compensation,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders. These plans are described in Item 8. “Financial Statements” of Part II (see Notes to Financial Statements—“Benefit Plans; Stock Based Compensation Plan”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	2,296,750	$24.38	6,262,412
Equity compensation plans
not approved by security holders	—	—	—

Total	2,296,750	$24.38	6,262,412

Certain information required by this item will be contained in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the 2005 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

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

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended.(2)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2

Indenture, dated as of October 30, 2002, governing the 12% Second Mortgage Notes due 2010 by and among Wynn Las Vegas, LLC; Wynn Las Vegas Capital Corp.; Desert Inn Water Company, LLC; Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Las Vegas Jet, LLC; World Travel, LLC; Palo, LLC; Valvino Lamore, LLC; the Registrant and Wells Fargo Bank, National Association, Inc., as trustee.(3)

4.3

Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(4)

4.4	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(5)

4.5

Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee.(5)

4.6	Form of Second Mortgage Note (included in Exhibit 4.2)(3)

4.7	Form of Notation of Guarantee (included in Exhibit 4.2)(3)

4.8	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(3)

4.9	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(6)

Exhibit No.	Description
4.10	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.(4)

4.11	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited.(7)

4.12	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited.(7)

4.13	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited.(7)

4.14	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited.(7)

4.15

Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC.(22)

10.1	Agreement between Wynn Design & Development, LLC and Butler/Ashworth Architects, Inc.(1)

10.2	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve.(8)

10.3	Change Order No. 1 to Agreement for Guaranteed Maximum Price Construction Services dated as of August 12, 2002, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(9)

10.4

Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 31, 2003, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(10)

10.5	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of March 31, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(11)

10.6	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(12)

10.7	Change Order No. 5 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(13)

10.8	Change Order No. 6 to Agreement for Guarantee Maximum Price Construction Services, dated as of November 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(22)

10.9	Change Order No. 7 to Agreement for Guarantee Maximum Price Construction Services, dated as of December 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(22)

10.10	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(3)

10.11	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc.(8)

10.12	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003.(14)

Exhibit No.	Description

10.13

Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of May 10, 2004, between Wynn Resorts (Macau) S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited.(12)

10.14

Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee.(22)

*10.15	Employment Agreement, dated as of July 7, 2000, by and between Wynn Design & Development, LLC and William Todd Nisbet.(15)

*10.16	Employment Agreement, dated as of September 6, 2002, by and between Wynn Resorts, Limited and Marc H. Rubinstein.(15)

*10.17	Employment Agreement, dated as of September 9, 2002, by and between Resorts, Limited and John Strzemp.(15)

*10.18	First Amendment, dated as of December 11, 2002, to Employment Agreement dated as of September 9, 2002, by and between Wynn Resorts, Limited and John Strzemp.(16)

*10.19	Employment Agreement, dated as of September 26, 2002, by and between Wynn Design & Development, LLC and DeRuyter O. Butler.(1)

*10.20	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.21	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(13)

*10.22	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(17)

*10.23	Employment Agreement, dated as of April 1, 2003, by and between Wynn Resorts, Limited and Ronald J. Kramer.(14)

10.24

Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

*10.25	2002 Stock Incentive Plan.(3)

*10.26	Form of Stock Option Agreement.(18)

*10.27	Form of Stock Option Grant Notice.(17)

*10.28	Form of Restricted Stock Agreement.(17)

*10.29	Form of Indemnity Agreement.(17)

10.30	Aircraft Security Agreement, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(3)

10.31	Aircraft Security Agreement Supplement No. 1, dated as of October 30, 2002, among Wells Fargo Bank Northwest, National Association, as trustee, World Travel, LLC and Wynn Las Vegas, LLC.(3)

10.32	Assignment and Assumption Agreement, dated as of October 30, 2002, by and between Wynn Las Vegas, LLC and Wells Fargo Bank Nevada, National Association, as collateral agent.(3)

10.33	Purchase Agreement, dated as of April 1, 2001, between Stephen A. Wynn and Valvino Lamore, LLC.(15)

Exhibit No.	Description

10.34	Purchase Agreement, dated May 30, 2002, between Stephen A. Wynn and Valvino Lamore, LLC.(9)

10.35	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Stephen A. Wynn.(3)

10.36	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Aruze USA, Inc.(3)

10.37	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Baron Asset Fund.(3)

10.38	Purchase Agreement, dated October 25, 2002, by and between the Registrant and Zenith Insurance Company.(3)

10.39	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Stephen A. Wynn.(3)

10.40	Purchase Agreement, dated October 25, 2002, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Aruze USA, Inc.(3)

10.41	Purchase Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(6)

10.42

Asset and Land Purchase Agreement, dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.43

First Amendment to Asset and Land Purchase Agreement, dated as of May 26, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.44

Second Amendment to Asset and Land Purchase Agreement, dated as of June 16, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.45

Third Amendment to Asset and Land Purchase Agreement, dated as of June 22, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.46

Fourth Amendment to Asset and Land Purchase Agreement, dated as of October 27, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.47

Fifth Amendment to Asset and Land Purchase Agreement, dated as of November 3, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.48	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company.(16)

10.49	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A.(16)

10.50	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(8)

10.51	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(13)

Exhibit No.	Description

10.52	Contribution Agreement, dated as of June 11, 2002 by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fund, the Kenneth R. Wynn Family Trust dated February 1985 and Wynn Resorts, Limited.(9)

10.53

Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(9)

10.54

Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(15)

10.55	Professional Design Services Agreement, effective as of October 5, 2001, between Wynn Design Development, LLC and A.A. Marnell II, Chtd.(15)

10.56	General Conditions to the Professional Design Services Agreement.(15)

10.57	Trademark/Service Mark Purchase Agreement, dated June 7, 2001, between Wynn Resorts and The STAD Trust.(15)

10.58	Second Amended and Restated Operating Agreement of Valvino Lamore, LLC.(16)

10.59	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(17)

10.60	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Ferrari North America, Inc.(17)

10.61	Letter of Intent, dated May 24, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(17)

10.62	First Amendment to Letter of Intent, dated as of October 4, 2002, by and between Valvino Lamore, LLC and Maserati North America, Inc.(17)

10.63	Distribution Agreement and Assignment, effective as of October 17, 2002, by and between Wynn Resorts, Limited and Valvino Lamore, LLC.(17)

10.64	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.(4)

10.65	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.(4)

10.66

Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.(4)

10.67	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(19)

10.68	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(12)

10.69	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(9)

10.70	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

Exhibit No.	Description

10.71	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.72	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(13)

10.73	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.74	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(13)

10.75	Exchange Agreement, dated as of August 28, 2004, by and among Wong Chi Seng, S.H.W. & Co. Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.76	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, Classic Wave Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.77	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, L’Arc de Triomphe Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.78	Exchange Agreement, dated as of September 1, 2004, by and among Wong Chi Seng, SKKG Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.79

Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(13)

10.80

Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(13)

10.81

Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(13)

10.82	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein. (13)

10.83

Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale—Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.(13)

10.84	Unofficial English translation of Mortgage, dated September 14, 2004 between Wynn Resorts (Macau), S.A. as borrower and Societe Generale, Hong Kong Branch as security agent.(13)

10.85	Land Security Assignment, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.86	Assignment of Rights, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.87	Assignment of Insurances, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.88	Assignment of Reinsurances, dated September 14, 2004 between Companhia De Seguros De Macau, S.A. as Assignor and Societe Generale, Hong Kong Branch as the Security Agent.(13)

Exhibit No.	Description

10.89	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.90	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.91	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.92

Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.93

Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.94	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(13)

10.95	Note Purchase Agreement, dated September 14, 2004, by and among Wynn Resorts (Macau), S.A. and Wynn Group Asia, Inc.(13)

10.96

Credit Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Banc of America Securities LLC, Bank of America, N.A., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Societe Generale and SG Americas Securities, LLC.(5)

10.97

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.98

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.99

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.100

Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(22)

10.101	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association.(5)

10.102

Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee.(5)

Exhibit No.	Description

10.103

Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(22)

10.104

Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(22)

10.105

Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(22)

10.106	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee.(22)

10.107	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC.(22)

10.108	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(22)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003) (20)

16.1	Letter from Arthur Andersen LLP (21)

21.1	Subsidiaries of the Registrant (22)

23.1	Consent of Deloitte & Touche LLP (22)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(7)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(8)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.
(9)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2003.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 5, 2004.
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(14)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.
(15)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 28, 2003.
(17)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(18)	Incorporated by reference from the From S-8 filed by the Registrant on October 31, 2002.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(20)	Incorporated by reference from the Annual report on form 10-K filed by the Registrant on March 15, 2004.
(21)	Incorporated by reference from Amendment No. 2 to the Form S-1 filed by the Registrant on August 26, 2002 (File No. 333-90600).
(22)	Filed herewith.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that Wynn Resorts, Limited and its subsidiaries (“Wynn Resorts or the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Wynn Resorts, Limited and subsidiaries (a development stage company) as of and for the year ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE

Las Vegas, Nevada

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (a development stage company) (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and for the period from April 21, 2000 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wynn Resorts, Limited and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, and for the period from April 21, 2000 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE

Las Vegas, Nevada

March 15, 2005

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$330,261	$341,552
Restricted cash and investments	115,301	58,312
Receivables, net	227	78
Inventories	757	204
Prepaid expenses	4,683	2,201

Total current assets	451,229	402,347
Restricted cash and investments	827,066	342,120
Property and equipment, net	1,987,032	897,815
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	88,565	59,265
Macau gaming concession, net	41,700	—
Deposits and other assets	61,220	24,376

Total assets	$3,464,212	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$718	$41
Current portion of land concession obligation	9,483	—
Accounts and construction payable	86,520	49,754
Accrued interest	12,081	16,813
Accrued compensation and benefits	11,110	3,378
Accrued expenses and other current liabilities	10,924	1,190
Construction retention	39,117	—

Total current liabilities	169,953	71,176
Construction retention	21,140	23,846
Long-term debt	1,600,328	635,432
Long-term land concession obligation	27,640	—
Other long-term liabilities	860	—

Total liabilities	1,819,921	730,454

Minority interest	—	1,054

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 98,983,344 and 81,978,761 shares issued and outstanding	990	820
Additional paid-in capital	1,951,906	1,110,813
Deferred compensation—restricted stock	(4,079)	(9,664)
Accumulated other comprehensive income	10,007	8,793
Deficit accumulated from inception during the development stage	(314,533)	(108,947)

Total stockholders’ equity	1,644,291	1,001,815

Total liabilities and stockholders’ equity	$3,464,212	$1,733,323

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year Ended December 31,			Period from April 21, 2000 (Inception) to December 31, 2004
	2004	2003	2002
Revenues:
Airplane	$—	$—	$14	$804
Art gallery	98	317	279	729
Retail	92	312	237	668
Water	5	14	14	51

Total revenues	195	643	544	2,252

Expenses:
Pre-opening costs	81,321	46,744	24,532	169,795
Depreciation and amortization	6,979	5,743	8,934	33,865
(Gain)/Loss on sale of assets	639	(4)	(21)	834
Selling, general and administrative	335	631	622	1,964
Facility closure	—	—	—	1,577
Cost of water	5	60	59	338
Cost of retail sales	63	153	118	342
Loss from incidental operations	651	651	700	3,165

Total expenses	89,993	53,978	34,944	211,880

Operating loss	(89,798)	(53,335)	(34,400)	(209,628)

Other income (expense):
Interest expense, net	(2,687)	(9,031)	(1,897)	(13,659)
Interest income	8,633	10,345	3,718	26,493
Loss from extinguishment of debt	(122,788)	—	—	(122,788)

Other income (expense), net	(116,842)	1,314	1,821	(109,954)

Minority interest	1,054	3,129	866	5,049

Net loss accumulated during the development stage	(205,586)	(48,892)	(31,713)	(314,533)
Change in fair value of interest rate swaps	1,214	8,793	—	10,007

Comprehensive loss	$(204,372)	$(40,099)	$(31,713)	$(304,526)

Basic and diluted loss per common share:
Net loss accumulated during the development stage:
Basic	$(2.37)	$(0.62)	$(0.68)	$(5.31)
Diluted	$(2.37)	$(0.62)	$(0.68)	$(5.31)
Weighted average common shares outstanding:
Basic	86,778	79,429	46,706	59,269
Diluted	86,778	79,429	46,706	59,269

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Deferred compensation— restricted stock	Accumulated Other Comprehensive Income	Net loss accumulated during the development stage	Total stockholders’ equity
	Shares outstanding	Par value
Balances, April 21, 2000 (Inception)	—	$—	$—	$—	$—	$—	$—
Capital contributions	37,944,544	379	512,675	—	—	—	513,054
Distributions	—	—	(110,482)				(110,482)
Third party fees	—	—	(10,000)	—	—	—	(10,000)
Net loss accumulated during the development stage	—	—	—	—	—	(10,616)	(10,616)

Balances, December 31, 2000	37,944,544	379	392,193	—	—	(10,616)	381,956
Capital contributions	1,459,347	15	20,785	—	—	—	20,800
Third party fees	—	—	(800)	—	—	—	(800)
Net loss accumulated during the development stage	—	—	—	—	—	(17,726)	(17,726)

Balances, December 31, 2001	39,403,891	394	412,178	—	—	(28,342)	384,230
Capital contributions	596,109	6	173,488	—	—	—	173,494
Issuance of common stock through initial public offering	34,615,000	346	426,024	—	—	—	426,370
Issuance of common stock through over-allotment option	3,219,173	32	38,888	—	—	—	38,920
Issuance of restricted stock	1,138,338	12	15,071	(15,083)	—	—	—
Amortization of deferred compensation—restricted stock	—	—	—	312	—	—	312
Net loss accumulated during the development stage	—	—	—	—	—	(31,713)	(31,713)

Balances, December 31, 2002	78,972,511	$790	$1,065,649	$(14,771)	$—	$(60,055)	$991,613
Issuance of restricted stock	189,723	2	2,827	(2,829)	—	—	—
Forfeiture of restricted stock	(189,723)	(2)	(2,512)	1,440	—	—	(1,074)
Issuance of common stock	3,000,000	30	44,766	—	—	—	44,796
Exercise of stock options	6,250	—	83	—	—	—	83
Amortization of deferred compensation—restricted stock	—	—	—	6,496	—	—	6,496
Change in fair value of interest rate swaps	—	—	—	—	8,793	—	8,793
Net loss accumulated during the development stage	—	—	—	—	—	(48,892)	(48,892)

Balances, December 31, 2003	81,978,761	$820	$1,110,813	$(9,664)	$8,793	$(108,947)	$1,001,815
Issuance of common stock	16,958,333	170	840,391	—	—	—	840,561
Exercise of stock options	46,250	—	702	—	—	—	702
Amortization of deferred compensation—restricted stock	—	—	—	5,585	—	—	5,585
Change in fair value of interest rate swaps	—	—	—	—	1,415	—	1,415
Amortization of swap gain	—	—	—	—	(201)	—	(201)
Net loss accumulated during the development stage	—	—	—	—	—	(205,586)	(205,586)

Balances, December 31, 2004	98,983,344	$990	$1,951,906	$(4,079)	$10,007	$(314,533)	$1,644,291

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31 ,			Period from April 21, 2000 (Inception) to December 31, 2004
	2004	2003	2002
Cash flows from operating activities:
Net loss accumulated during the development stage	$(205,586)	$(48,892)	$(31,713)	$(314,533)
Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	6,979	5,743	8,934	33,865
Minority interest	(1,054)	(3,129)	(866)	(5,049)
Amortization of deferred compensation	3,429	3,327	134	6,890
Amortization and writeoffs of deferred financing costs	60,572	12,871	—	73,443
(Gain) / Loss on sale of fixed assets	639	(4)	(21)	834
Incidental operations	4,163	—	1,971	10,943
Increase (decrease) in cash from changes in:
Receivables, net	(149)	106	350	7,754
Inventories and prepaid expenses	(2,175)	(183)	(918)	(3,419)
Accounts payable and accrued expenses	18,417	8,387	11,603	30,006

Net cash used in operating activities	(114,765)	(21,774)	(10,526)	(159,266)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	—	(270,718)
Capital expenditures, net of construction payables	(1,007,993)	(414,989)	(66,076)	(1,573,678)
Restricted cash and investments	(541,935)	392,445	(792,353)	(942,367)
Other assets	(30,430)	(9,964)	(3,573)	(46,973)
Proceeds from sale of equipment	33,268	6	8,007	42,832

Net cash used in investing activities	(1,547,090)	(32,502)	(853,995)	(2,790,904)

Cash flows from financing activities:
Equity contributions	—	—	173,494	675,077
Equity distributions	—	—	—	(110,482)
Exercise of stock options	702	83	—	785
Proceeds from issuance of common stock	794,295	45,000	491,844	1,331,139
Third party fees	(5,134)	(204)	(26,554)	(42,692)
Macau minority contributions	—	—	5,049	5,049
Proceeds from issuance of long-term debt	1,960,858	250,000	381,334	2,717,192
Principal payments of long-term debt	(1,032,534)	(38)	(28,535)	(1,186,157)
Deferred financing costs	(67,623)	(8,657)	(61,735)	(139,480)
Proceeds from issuance of related party loan	—	—	—	100,000
Principal payments of related party loan	—	—	—	(70,000)

Net cash provided by financing activities	1,650,564	286,184	934,897	3,280,431

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(11,291)	231,908	70,376	330,261
Balance, beginning of period	341,552	109,644	39,268	—

Balance, end of period	$330,261	$341,552	$109,644	$330,261

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$7,419	$—	$1,443	$8,907
Equipment purchases financed by debt and accrued assets	$84,066	$—	$28,500	$112,566
Stock issued to purchase minority interest	$51,400	$—	$—	$51,400
Deferred compensation capitalized into construction	$2,156	$3,171	$—	$5,327
Change in fair value of interest rate swaps	$1,214	$8,793	$—	$10,007
Advances and loans converted to contributed capital	$—	$—	$458	$32,758
Due from related party reclassified to water rights	$—	$—	$—	$6,400
Purchase accounting reduction of land for excess liabilities	$—	$—	$—	$1,400
Forfeiture of restricted stock reducing construction	$—	$1,074	$—	$1,074

The accompanying notes are an integral part of these consolidated financial statements.

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

In June 2002, Valvino’s indirect subsidiary, Wynn Resorts (Macau), S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. Wynn Macau, S.A.’s first casino resort in Macau is hereafter referred to as “Wynn Macau.”

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts (the “Exchange”). Hereafter, all references to “Wynn Resorts,” or the “Company” refer to Wynn Resorts and its subsidiaries, or Valvino and its subsidiaries, as its predecessor company.

The Company has spent significant amounts of money in connection with its development activities. In June 2000, the Company purchased the Desert Inn Resort and Casino (the “Desert Inn”) to acquire the land for Wynn Las Vegas. Significant additional amounts have been spent in the design, financing and construction of Wynn Las Vegas, in obtaining the gaming and land concessions in Macau, the design, financing and construction of Wynn Macau, and the design and predevelopment efforts of land adjacent to Wynn Las Vegas, referred to as “Encore at Wynn Las Vegas” (“Encore”). The Company has not commenced its casino resort operations and therefore revenues are minimal. Consequently, as is customary for a development stage company, the Company has incurred losses in each period from inception to December 31, 2004. Management expects these losses to continue and to increase until operations have commenced with the opening of Wynn Las Vegas on April 28, 2005. The acceleration of these costs was anticipated and is included in the project budgets for Wynn Las Vegas and Wynn Macau.

2.    Summary of Significant Accounting Policies

Development Stage Risk Factors

As a development stage company, the Company has risks that may impact its ability to become an operating enterprise or to remain in existence. The Company is subject to many rules and regulations in the development and construction phases and in operating casino gaming facilities, including but not limited to maintaining compliance with debt covenants, receiving the appropriate permits for particular construction activities, securing state and local gaming licenses for the ownership and operation of Wynn Las Vegas and maintaining ongoing suitability requirements in Nevada and Macau, as well as fulfilling the requirements of Macau’s developing gaming regulatory framework. Completion and opening of Wynn Las Vegas and Wynn Macau are dependent upon compliance with these rules and regulations.

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

Reclassifications

Certain amounts in the December 31, 2003 and 2002 consolidated financial statements have been reclassified to conform to the December 31, 2004 presentation.

During 2004, the Company recorded the amounts reimbursed by executive officers of the company for use of the corporate aircraft in preopening expenses as a reduction of the cost of operating the aircraft. Previously, such amounts had been recorded as revenues in the Company’s statements of operations and comprehensive loss. Approximately $375,000, $615,000 and $1.4 million for the 2003 and 2002 fiscal years and the period from inception to December 31, 2004, respectively were reclassified from revenues to preopening expenses to conform to the 2004 presentation.

These reclassifications had no effect on the previously reported net loss accumulated during the development stage.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with a purchase maturity of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposits to collateralize certain construction insurance claims, cash deposits for certain required sales taxes, and certain of the proceeds of the Company’s financing activities invested in approved money market funds or government-backed treasury notes and interest-only strips. Certain of these funds are restricted by the agreements governing the Company’s debt instruments for the payment of certain construction and development costs relating to Wynn Las Vegas or Wynn Macau or for interest payments on certain of the Company’s debt. Amounts classified as current are equal to current construction payables and other accruals also classified as current.

The Company classifies its marketable securities in one of three categories: held-to-maturity, trading or available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, held-to-maturity securities are those securities for which a company has the ability and intent to hold until maturity. Trading securities are those bought and held principally for the purpose of selling them in the near term. All other securities are classified as available-for-sale. The Company’s marketable securities are classified as held-to-maturity. Accordingly, these securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. The carrying value of these marketable securities approximates fair value due to their relatively short-term maturities and market rates of interest.

Restricted cash and investments at December 31, 2004 and 2003 also include approximately $1.2 million and $2.6 million, respectively of accrued interest receivable on the marketable securities.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables

At December 31, 2003, receivables consisted of casino markers and hotel accounts resulting from the former operation of the Desert Inn as well as amounts charged in connection with providing water to certain homes remaining in the former Desert Inn Country Club Estates. As of December 31, 2004, receivables represent certain aircraft insurance credit expected to be refunded.

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

Property and Equipment

The allocation of the purchase price of the Desert Inn to these asset categories was based upon an appraisal and management’s estimate of the fair value of the assets acquired. Subsequent purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	1 to 3 years
Leasehold interest in land	25 years
Parking garage	15 years
Airplanes	7 to 20 years
Furniture, fixtures and equipment	5 to 20 years

Costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss. The design and development costs for Wynn Las Vegas and Wynn Macau are capitalized and depreciation has not yet commenced.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with its major construction projects. Interest capitalization will cease once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $115.0 million, $87.3 million, $13.5 and $222.1 million was capitalized for the years ended December 31, 2004, 2003 and 2002, for the period from inception to December 31, 2004, respectively.

Trademarks	and Water Rights

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest over the terms of the related debt agreements. Approximately $14.2 million, $9.6 million, $1.6 million, and $26.9 million was amortized to interest during the years ended December 31, 2004, 2003 and 2002, and for the period from inception to December 31, 2004, respectively. For deferred financing costs recognized at December 31, 2004, the Company expects approximately $11.5 million will be amortized to interest for in 2005. Amortization of approximately $11.2 is expected for each of the fiscal years 2006 through 2010, approximately $10.4 million is expected to be amortized in 2011 and another $3.5 million amortized for each year from 2012 through 2014. The remaining amount of approximately $0.3 million is expected to be amortized in 2015.

Components of deferred financing costs as of December 31, 2004 and 2003 are as follows:

	Second Mortgage Notes	Wynn Las Vegas Credit Facilities	FF&E Facility	Convertible Debentures	$143.4 Million Credit Facility	Wynn Macau Credit Facilities	First Mortgage Notes	Total Deferred Financing Costs
	($ amounts in millions)
Net balance, December 31, 2002:	$14.1	$35.0	$11.0	$—	$—	$—	$—	$60.1
Add: 2003 Financing costs	—	—	—	8.7	—	—	—	8.7
Less: 2003 Amortization	(1.8)	(5.8)	(1.6)	(0.4)	—	—	—	(9.6)

Net balance, December 31, 2003:	12.3	29.2	9.4	8.3	—	—	—	59.2
Add: 2004 Financing costs	—	12.0	—	—	8.4	19.2	27.9	67.5
Less: 2004 writeoffs	(10.4)	(1.1)	(8.0)	—	(4.4)	—	—	(23.9)
Less: 2004 Amortization	(1.6)	(5.7)	(1.4)	(0.7)	(4.0)	(0.7)	(0.1)	(14.2)

Net balance, December 31, 2004:	$0.3	$34.4	$—	$7.6	$—	$18.5	$27.8	$88.6

Accumulated amortization amounted to $21.5 million and $12.7 million as of December 31, 2004 and 2003, respectively.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As of December 31, 2004 and 2003, management does not believe any assets have been impaired. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

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

Revenue Recognition

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Pre-Opening Costs

Pre-opening costs, consisting primarily of salaries and wages, legal and consulting fees, insurance, and utilities and travel, are expensed as incurred.

Incidental Operations

Upon completion of the acquisition of the Desert Inn on June 22, 2000, the Company announced its intention to close the property and to plan the development of Wynn Las Vegas on the existing site. The Company operated the Desert Inn for about ten weeks and the golf course through June 2002. In July 2004, the Company purchased an apartment complex and associated land, ceased operating the apartments and demolished the complex for the development of an employee parking lot. In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the resort casino/hotel operation, the golf course and the apartments and related operations are accounted for as separate incidental operations. Under this method, incidental operations with a net income are excluded from the Company’s consolidated operating results and the net income from each is recorded as a reduction in the carrying value of land. Incidental operations with a net loss are stated separately on the consolidated statements of operations. The amount of net income from incidental operations recorded as a reduction in the carrying value of land was approximately $4.2, $0 million, $2.0 million and $11.0 million for the years ended December 31, 2004, 2003 and 2002, and for the period from inception to December 31, 2004, respectively.

Income Taxes

During the period in which it operated as a limited-liability company, the Company was classified as a partnership for federal income tax purposes. Accordingly, no provision was made for federal income taxes, as such taxes were liabilities of the members during this period.

Upon completion of the Exchange (as defined in Note 1. Organization, above), the Company accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

SFAS No. 109 also requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. The Company, in its development stage, has accumulated significant net operating losses. Accordingly, at December 31, 2004, the Company has an estimated available U.S. tax loss carryforward of approximately $129.3 million, which expires between 2022 and 2024. The Company’s foreign tax loss carryforwards as of December 31, 2004, resulting from our loss in Macau, are approximately $50.7 million. These foreign tax loss carryforwards expire between 2005 and 2007. Because of the uncertainty of near-term future taxable income, the Company’s potential net future domestic and foreign tax benefits of approximately $82.8 million and $7.6 million, respectively as of December 31, 2004 and $18.8 million and $2.9 million, respectively as of December 31, 2003, are fully reserved.

Currency translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” The results of operations and the balance sheet of Wynn Macau, S.A. are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). During the period from inception to December 31, 2004, the effect of foreign currency translation was immaterial.

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

Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For all periods presented, the Company has recorded net losses. Accordingly, for all periods presented, the assumed exercise of stock options and the potential conversion of the Company’s $250 million of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at December 31, 2004 because including them would have been anti-dilutive, included 2,271,750 shares under stock options, 1,138,338 shares under non-vested stock grants and 10,869,550 shares under the assumed conversion of the Debentures. At December 31, 2003, potentially dilutive but excluded securities included 1,732,500 shares under stock options, 1,328,061 shares under non-vested stock grants and 10,869,550 shares under the assumed conversion of the Debentures.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock-Based Compensation

As of December 31, 2004, the Company had a stock-based employee compensation plan as more fully described in Note 8. Benefit Plans. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Years Ended December 31,			Period From Inception through 2004
	2004	2003	2002
Net loss accumulated during the development stage as reported	$(205,586)	$(48,892)	$(31,713)	$(314,533)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(4,729)	(1,993)	(309)	(7,031)

Proforma net loss	$(210,315)	$(50,885)	$(32,022)	$(321,564)

Basic and diluted loss per share:
As reported	$(2.37)	$(0.62)	$(0.68)	$(5.31)

Proforma	$(2.42)	$(0.64)	$(0.69)	$(5.43)

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

On October 21, 2002, the Company entered into an amended production services agreement with the executive producer of the water-based live theatrical attraction (the “Show”) which will commence in the Wynn Theater upon the opening of Wynn Las Vegas. As additional compensation for the production services to be rendered, the Company granted 189,723 restricted shares of Common Stock to the executive producer, which will fully vest on June 30, 2006, provided that a complete run of the Show at Wynn Las Vegas has commenced and not been discontinued. As a result of performance-based vesting conditions, the grant has no effect on the Company’s shares issued and outstanding, its financial position or results of operations until such time as the performance conditions have been satisfied.

On May 4, 2004, the Company granted 25,000 nonqualified stock options to a consultant to assist in the development and initial operation of the Wynn Las Vegas lake-mountain feature through May 31, 2005. These

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options vest 25% per year, with the first portion vesting in May 2005. In accordance with the above policy, the measurement date is the date performance is complete and the mark-to-market fair value of the options is recognized as compensation cost amortized over the service period. This cost is capitalized to the cost of the Wynn Las Vegas project. As of December 31, 2004, approximately $594,000 has been recognized in construction in progress to reflect the value of the services rendered as of that date.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first interim or annual period beginning after June 15, 2005. Accordingly, the Company will adopt its provisions effective July 1, 2005. The Company has not yet determined the impact that adoption of this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waster material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of the fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt its provisions effective January 1, 2006. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Accordingly, the Company will adopt its provisions for the fiscal quarter beginning July 1, 2005. The Company has not yet determined the impact that adoption of this statement will have on its consolidated financial position or results of operations.

3.    Acquisition of Minority Interest

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

The average price of the Company’s common stock around August 31, 2004 (the deemed effective date of the acquisition), was $38.69 per share. The excess of the purchase price of the minority interests over the net liabilities assumed plus the value of the stock exchanged, less the costs to register the shares, was approximately $51.4 million. This $51.4 million was preliminarily allocated to the intangible asset representing the Macau gaming concession. Upon obtaining third party appraisals of the land and gaming concessions, the purchase price allocation was adjusted. Consequently, as of December 31, 2004, $42.3 million was allocated to the gaming concession and the remaining $9.1 million was allocated to increase the book value of the leasehold interest in land. The gaming concession intangible is being amortized over the 20-year life of the concession. We expect that approximately $2.1 million will be amortized each year for over the life of the concession.

4.    Related Party Transactions

The Company periodically incurs costs on behalf of Stephen A. Wynn, the Company’s Chairman of the Board, Chief Executive Officer and one of its principal stockholders (“Mr. Wynn”) and other executive officers of the Company, including costs with respect to their personal use of corporate aircraft. Mr. Wynn and these other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At December 31, 2004 and 2003, the Company’s net liability to Mr. Wynn and other officers was approximately $71,000 and $60,000, respectively.

Until it was closed on May 6, 2004, the Company operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of artwork owned by Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts. Under the terms of the Art Rental and Licensing Agreement (the “Art Agreement”) under which The Wynn Collection was exhibited at the time the art gallery was closed, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1), and the Company was entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection.

On August 6, 2004, the Art Agreement was amended to set forth the terms and conditions under which The Wynn Collection will be exhibited at Wynn Las Vegas effective upon the opening of the new resort. The terms of the amended Art Agreement are substantially the same as the terms under which the Company most recently had displayed The Wynn Collection in the gallery in the former Desert Inn, including an annual rental of one dollar ($1) for all of the leased works.

On August 6, 2004, the Company also entered into agreements with Mr. Wynn that confirm and clarify the Company’s rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted the Company the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

On August 6, 2004, the Company also extended the term of Mr. Wynn’s employment agreement until October 24, 2017. The employment agreement is co-terminus with the Rights of Publicity License described above. The other material terms of Mr. Wynn’s employment agreement remain unchanged.

On December 29, 2004, the Company entered into an agreement with Mr. Wynn for the lease of a villa suite in the Wynn Las Vegas resort to Mr. and Mrs. Wynn as their personal residence. The agreement becomes effective on the earlier of the date that Mr. and Mrs. Wynn first occupy the suite or the initial opening of Wynn Las Vegas to the public. The term of the agreement continues from year to year unless terminated on at least 90 days’ written notice prior to the end of any lease year, or upon the death of Mr. Wynn. Rent will be determined each year by the Audit Committee of the Board of Directors (the “Audit Committee”), and will be based on the fair market value of the use of the suite accommodations. The Audit Committee has determined, based on a third-party appraisal, that the rental for the first lease year will be $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

During 2003 and 2004, the Company leased or rented office space, automobiles and two apartments, typically on a month-to-month basis, from certain minority investors in Wynn Macau, S.A. The office space was leased through February 2004 for approximately $5,500 per month, the apartments were rented for approximately $3,500 per month and automobiles were rented on an as-needed basis.

5.    Property and Equipment

Property and equipment as of December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Land	$353,544	$288,422
Buildings and improvements	—	15,879
Parking garage	1,041	1,041
Airplanes	57,336	38,000
Furniture, fixtures and equipment	14,830	6,455
Leasehold interest	67,616	—
Construction in progress	1,499,083	570,988

	1,993,450	920,785
Less: accumulated depreciation	(6,418)	(22,970)

	$1,987,032	$897,815

During 2004, the Company purchased two corporate aircraft for approximately $55.2 million and incurred additional amounts for capital improvements and enhancements to these aircraft. The Company also sold its former corporate aircraft for $33.0 million and recorded a loss on the sale of the aircraft of approximately $550,000.

Also during 2004, the Company purchased the ten remaining residences of the former Desert Inn County Club Estates for approximately $23.0 million as part of a settlement to the litigation involving those residences (see Note 10. Commitments and Contingencies—Litigation). The Company also purchased an apartment

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complex and associated land across Sands Avenue from Wynn Las Vegas. The purchase price for the land and buildings was $45.0 million. The current carrying value of the land of approximately $46.2 million includes the purchase price plus transaction and other costs incurred in preparing the property for development as a parking facility.

During the third quarter of 2004, the Company demolished the remaining buildings of the former Desert Inn, with the exception of a parking garage. Accordingly, the Company wrote off approximately $15.8 million of both the cost and the associated accumulated depreciation of the buildings and improvements constituting the former Desert Inn. These buildings were fully depreciated.

In June 2004, the Company entered into a land concession contract with the government of Macau for the twenty-five year lease of approximately 16 acres of land to be used as the site of Wynn Macau (see Note 10. Commitments and Contingencies—Wynn Macau). The Company recorded the present value of the future minimum payments as the leasehold interest in land.

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas and Wynn Macau projects.

As of December 31, 2004 and 2003, the Company had approximately 20 acres of land held for Encore. This land has a book value of approximately $74.4 million and $78.6 million, respectively.

6.    Long-Term Debt

Long-term debt as of December 31, 2004 and 2003 consists of the following (amounts in thousands):

	2004	2003
6.625% First Mortgage Notes, due December 1, 2014.	$1,300,000	—
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
$400.0 million Delay Draw Term Loan Facility; interest at LIBOR plus 2.125% (approximately 4.575%)	26,564	—
Notes payable—Aircraft; interest at 5.67%	14,659	—
12% Second Mortgage Notes, net of original issue discount of approximately $531,000 and $22.8 million, respectively due November 1, 2010; effective interest at approximately 12.9%	9,611	347,220
$188.5 Million FF&E Facility; interest at LIBOR plus 4%; (approximately 5.2%)	—	38,000
Other	212	253

	1,601,046	635,473
Current portion of long-term debt	(718)	(41)

	$1,600,328	$635,432

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Subordinated Debentures

In July 2003, the Company sold $250.0 million aggregate principal amount of the Debentures. The Company pays interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. The Company contributed a total of approximately $44.0 million to a subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities to secure the payment of the first three years of scheduled interest payments as required by the indenture governing the Debentures.

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

Wynn Resorts Funding, LLC, has guaranteed the Debentures and Wynn Resorts has guaranteed the obligations of Wynn Resorts Funding, LLC. Wynn Resorts Funding, LLC will not have any assets other than the approximately $29.7 million remaining of the $44 million contributed by Wynn Resorts from the net proceeds of the sale of the Debentures. Other than with respect to the first three years of scheduled interest payments, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

Corporate Aircraft Notes

The notes require monthly payments of principal and interest totaling approximately $124,000 through June 2011, reducing to approximately $27,000 for July through September 2011. There are also balloon payments due in June and September of 2011 of approximately $7.5 million and $2.1 million, respectively. The notes are secured by liens on one aircraft.

Second Mortgage Notes

On October 30, 2002, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (“Wynn Capital”), two wholly-owned subsidiaries of the Company (collectively, the “Issuers”), issued $370.0 million aggregate principal amount of 12% second mortgage notes (the “Second Mortgage Notes”) maturing November 1, 2010 with semi-annual interest payments beginning in May 2003.

The Second Mortgage Notes were issued for approximately $343.3 million, net of an original issue discount of approximately $26.7 million and issuance costs of approximately $14.4 million. The net proceeds were used to finance the development and construction of Wynn Las Vegas, to pay pre-opening expenses and meet debt service obligations.

On June 14, 2004, the Issuers redeemed approximately $122.4 million of the Second Mortgage Notes. The total price of the redemption was approximately $138.9 million, equal to 112.0% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest thereon. In connection with the redemption, the Company wrote off approximately $7.0 million of the unamortized original issue discount and approximately $3.9 million of unamortized deferred financing costs associated with the Notes. Accordingly, the Company recognized a loss on the early retirement of debt of approximately $25.6 million to reflect these writeoffs and the $14.7 million redemption premium.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 14, 2004, the Issuers redeemed approximately $237.4 million in aggregate principal amount of the Second Mortgage Notes and effected a discharge of the Second Mortgage Notes indenture and related collateral documents. The approximately $10.1 million principal amount of Second Mortgage Notes remaining outstanding after the consummation of the tender offer has been called for redemption in accordance with the indenture on November 1, 2006, at a price of 112% of the principal amount, plus accrued and unpaid interest to the redemption date.

In order to effect the satisfaction and discharge, the Issuers deposited in trust with the trustee of the Second Mortgage Notes government securities with an aggregate face value of approximately $10.1 million and approximately $3.0 million of additional funds (the amounts necessary to pay when due all interest payments and the redemption price on the redemption date), to satisfy and discharge the remaining amounts payable under the Second Mortgage Notes indenture. As a result of the satisfaction and discharge, the Issuers are not subject to any restrictive covenants under the Second Mortgage Notes indenture, and the guarantees and collateral securing the Second Mortgage Notes were released. However, the Company will continue to report the outstanding liability and the associated cash restricted for the repayment on its balance sheet until the Second Mortgage Note holders are fully repaid on November 1, 2006, from the funds deposited in trust.

First Mortgage Notes

On December 14, 2004, the Issuers issued $1.3 billion aggregate principal amount of 6.625% First Mortgage Notes due 2014 (the “First Mortgage Notes”). The First Mortgage Notes mature on December 1, 2014 and bear interest at the rate of 6.625% per year. The Company may redeem up to 35% of the aggregate principal amount of the First Mortgage Notes at any time prior to December 1, 2007 at a redemption price of 106.625% with the proceeds of one or more of the Company’s qualified equity offerings that are contributed to Wynn Las Vegas, LLC. Commencing December 1, 2009, the First Mortgage Notes are redeemable at the Company’s option at a premium starting at 103.313% and declining ratably to par.

The indenture governing the First Mortgage Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions.

The First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes and the guarantees thereof are secured by: (1) a first priority security interest in a liquidity reserve account, which may be used to pay costs for the completion of the construction and opening Wynn Las Vegas and, after the completion of Wynn Las Vegas, to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time in a completion guarantee deposit account held by Wynn Completion Guarantor, LLC; (3) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (4) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (5) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC. The First Mortgage Notes are also secured by certain of the net proceeds from the sale of the First Mortgage Notes.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations of the Issuers and the guarantors under the First Mortgage Notes rank pari passu in right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the new Wynn Las Vegas credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

Wynn Las Vegas Credit Facilities

Previous Credit Facilities. Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $750.0 million senior secured revolving credit facility (the “Previous Revolver”) and a $250.0 million delay draw senior secured term loan facility (the “Previous Term Loan”, and together with the Previous Revolver, the “Previous Credit Facilities”) for additional construction financing for Wynn Las Vegas. Subsequently, the Previous Revolver was increased to $800.0 million.

The Previous Revolver and the Previous Term Loan were to mature in October 2008 and October 2009, respectively. Annual interest was charged on outstanding borrowings at the London Interbank Offered Rate (“LIBOR”) plus 4% on the Previous Revolver and LIBOR plus 5.5% on the Previous Term Loan. In addition, the Previous Revolver required quarterly payments on the unused available borrowings at an annual rate of 2%, while the Previous Term Loan required quarterly payments at an annual rate of 2.5% through December 31, 2002, 3% from January 1, 2003 to June 30, 2003 and 4% thereafter.

On December 14, 2004, as part of refinancing the Wynn Las Vegas indebtedness, the Company terminated the Previous Credit Facilities and repaid the approximately $458.6 million principal amount outstanding. The Company recorded a loss on the extinguishment of the debt of approximately $1.1 million from the writeoff of a portion of the unamortized deferred financing costs. The Previous Credit Facilities were replaced with new credit facilities as described below.

New Credit Facilities. On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement (the “New Credit Agreement”) and related ancillary agreements for secured revolving credit and term loan facilities in the aggregate amount of $1.0 billion. The new credit facilities (the “New Credit Facilities”) consist of a revolving credit facility (the “New Revolver”) in the amount of $600.0 million and a term loan facility (the “New Term Loans”) in the amount of $400.0 million.

The New Revolver will terminate and be payable in full on December 14, 2009, and the New Term Loans will mature on December 14, 2011. Wynn Las Vegas, LLC is required to draw half of the New Term Loans by February 14, 2005 and the remaining half of the New Term Loans by March 14, 2005.

The amount available under the New Credit Facilities will be reduced by $550.0 million if the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) have not been approved by a majority of the arrangers or a majority of the lenders under the New Credit Agreement by June 30, 2005. This may result in a reduction of availability under the New Revolver, prepayment of loans under the New Term Loans or any combination of the two.

For purposes of calculating interest, loans under the New Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the New Revolver and New Term Loans bear interest at LIBOR plus 2.25% and LIBOR plus 2.125%, respectively. Interest on Eurodollar Loans shall be payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months. Base Rate Loans are expected to bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin 1.25% or 1.125% under the New Revolver and New Term Loans, respectively. Interest on Base Rate Loans will be payable quarterly in arrears.

After the opening of Wynn Las Vegas or, if Encore qualifies for financing under the New Disbursement Agreement (as defined below), after the opening of Encore (collectively, “an Encore Qualifying Event”), the applicable borrowing margins for revolving loans will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1.25% to 2.5% per annum for Eurodollar Loans and 0.25% to 1.5% per annum for Base Rate Loans. Until an Encore Qualifying Event, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the revolving credit facility. After an Encore Qualifying Event, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the revolving credit facility will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum. For unborrowed amounts under the New Term Loans, Wynn Las Vegas, LLC expects to pay, quarterly in arrears, 1.00% per annum on the daily average of the unborrowed amounts under the New Term Loans.

The New Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the new credit facilities are secured by: (1) a first priority security interest in a liquidity reserve account, which may be used to pay costs for the completion of the construction and opening of the Wynn Las Vegas hotel and casino resort and, after the completion of Wynn Las Vegas, to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time in a completion guarantee deposit account held by Wynn Completion Guarantor, LLC; (3) all amounts on deposit from time to time in a secured account holding the proceeds of the New Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft owned by World Travel, LLC; provided, that the aircraft may be pledged to secure the New Credit Facilities under certain circumstances.

The obligations of Wynn Las Vegas, LLC and the guarantors under the New Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC will be required to make mandatory prepayments of indebtedness under the New Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). After an Encore Qualifying Event, Wynn Las Vegas, LLC will also be required to make mandatory repayments of indebtedness under the New Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Other than with respect to a 1% premium that Wynn Las Vegas, LLC will be required to pay with respect to certain repayments of Wynn Las Vegas, LLC’s term loans occurring prior to December 14, 2005, Wynn Las Vegas, LLC will have the option to prepay all or any portion of the indebtedness under the New Credit Facilities at any time without premium or penalty.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The New Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that will restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include (i) maintaining a ratio of earnings before interest, taxes, depreciation and amortization to total interest expense, and (ii) total debt to earnings before interest, taxes, depreciation and amortization.

As of December 31, 2004, the Company was in compliance with all covenants.

Wynn Las Vegas FF&E Facility

Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $188.5 million FF&E facility (the “FF&E Facility”) to provide financing and refinancing for furniture, fixtures and equipment to be used at Wynn Las Vegas.

On December 14, 2004, as part of the refinancing of the Wynn Las Vegas indebtedness, the Company terminated the FF&E Facility and repaid the approximately $70.3 million principal amount outstanding. The Company recorded a loss on the extinguishment of the debt of approximately $9.6 million, comprised of a $1.6 million prepayment penalty and the writeoff of unamortized deferred financing costs of approximately $8.0 million.

New Disbursement Agreement

Wynn Las Vegas, LLC was subject to a disbursement agreement under the Previous Credit Facilities. When the Wynn Las Vegas indebtedness was refinanced, Wynn Las Vegas, LLC entered into a new disbursement agreement (the “New Disbursement Agreement”).

The New Disbursement Agreement sets forth Wynn Las Vegas, LLC’s material obligations to complete the Wynn Las Vegas hotel and casino resort and, if applicable, develop, construct and complete Encore (collectively, the “Projects”) and establishes mechanics for approval of a line item budget and a schedule for the completion of construction of Wynn Las Vegas and, if and when applicable, the construction of Encore. The New Disbursement Agreement also establishes the conditions to, and the relative sequencing of, the making of advances and disbursements under the New Credit Facilities and from the proceeds of the First Mortgage Notes, and establishes the obligations of the lenders and the administrative agent under the New Credit Facilities to advance and disburse, respectively, funds under the New Credit Facilities and the obligation of the First Mortgage Notes trustee to release funds from the First Mortgage Notes proceeds account upon satisfaction of such conditions. The New Disbursement Agreement also sets forth the mechanics for approving change orders and amendments to the construction budgets and the construction schedules for the Projects. The New Disbursement Agreement includes certain representations, warranties, covenants and events of default that relate to construction of the Projects.

Under the New Disbursement Agreement, Wynn Las Vegas, LLC is permitted to use the proceeds of the First Mortgage Notes and borrowings under the New Credit Facilities to pay for costs related to the development, construction, outfitting and opening of the Projects (including financing costs and interest during construction)

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and, subject to certain limitations, corporate overhead and related costs (collectively, “Project Costs”). Except as provided in the following paragraph, the proceeds of the New Credit Facilities and the First Mortgage Notes will not be available to pay Project Costs related to Encore until a majority of the arrangers (by number) or a majority of the lenders under the new credit facilities (in consultation with the construction consultant) have approved, among other things, the Encore Budget, Schedule, Plans and Specifications and certain construction-related agreements (including certain material construction and design contracts), and Wynn Las Vegas, LLC shall have satisfied certain other conditions precedent relating to Encore.

Prior to the approval of the Encore Budget, Schedule, Plans and Specifications, as set forth above, the New Disbursement Agreement will permit disbursements of up to $100.0 million in the aggregate from the borrowings under the new credit facilities and the proceeds of the First Mortgage Notes to pay for Project Costs related to Encore at Wynn Las Vegas pursuant to abbreviated disbursement procedures set forth in the New Disbursement Agreement. No more than $100.0 million from the proceeds of the New Credit Facilities and the First Mortgage Notes will be disbursed for application toward Project Costs related to Encore prior to the opening of Wynn Las Vegas. Thereafter, if the Encore Budget, Schedule, Plans and Specifications have been approved, the entire amount of the borrowings under the new credit facilities (subject to exceptions for working capital and other purposes, including amounts necessary for final completion of Wynn Las Vegas) and the remaining proceeds of the First Mortgage Notes will be available for application toward Project Costs related to Encore in accordance with the New Disbursement Agreement.

The New Disbursement Agreement sets forth the order in which funds from the various sources will be made available to Wynn Las Vegas, LLC. Wynn Las Vegas, LLC expects that a significant portion of the funds needed to pay Project Costs in respect of Encore will come from Wynn Las Vegas, LLC’s operating cash flows after opening of Wynn Las Vegas. Wynn Las Vegas, LLC’s failure to achieve operating cash flows, or obtain other funds, sufficient to fund certain of the Project Costs for Encore would prevent Wynn Las Vegas, LLC from obtaining disbursements and may cause an event of default under the Disbursement Agreement and, as a result, under the Indenture and the Credit Agreement.

The New Disbursement Agreement will terminate after final completion of Wynn Las Vegas or, if the Encore Budget, Schedule, Plans and Specifications have been approved and Wynn Las Vegas, LLC has elected to construct it, after final completion of Encore. The New Disbursement Agreement will cease to apply to Wynn Las Vegas, LLC after final completion of Wynn Las Vegas. Upon termination of the Disbursement Agreement, all amounts remaining in any New Disbursement Agreement accounts other than amounts on deposit in the liquidity reserve account will be released to Wynn Las Vegas, LLC, and the covenants contained in the New Disbursement Agreement will cease to apply. Amounts remaining on deposit in the liquidity reserve account at substantial completion will be available to Wynn Las Vegas, LLC under certain circumstances to pay debt service. Upon satisfaction of certain financial tests, amounts remaining in the liquidity reserve account will be applied to repay the revolving loans under the New Credit Facilities (without reduction in revolving loan commitments thereunder).

Completion Guarantee and Liquidity Reserve

As part of the original Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the equity offering to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 to provide a completion guarantee in favor of the lenders under the Previous Credit Facilities and the Second Mortgage Notes to secure completion of Wynn Las Vegas.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company had deposited $30.0 million from the net proceeds of the initial public offering of Wynn Resorts’ common stock into a required escrow Liquidity Reserve Account to secure the completion and opening of Wynn Las Vegas.

As part of refinancing the Wynn Las Vegas indebtedness, the Company’s new debt agreements retained both the completion guarantee deposit and the liquidity reserve. The liquidity reserve is solely for use of the Wynn Las Vegas project. The $50 million is for the completion of Wynn Las Vegas. Upon completion of Wynn Las Vegas, if the Encore Budget, Plans and Specifications are approved, at least $30 million is required to be on deposit in the completion guarantee collateral account as available to complete Encore. These funds will become gradually available to the Company as construction progresses.

Wynn Las Vegas Interest Rate Swaps

The Previous Credit Facilities required the Company to obtain interest rate protection for at least $325 million of borrowings thereunder, and in May 2003 and June 2003, the Company entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825 million of expected future borrowings under the Previous Credit Facilities that were to mature in October 2008 and October 2009. These two interest rate swaps were accounted for as cash flow hedges under the provisions of SFAS No. 133.

On December 14, 2004, concurrent with refinancing Wynn Las Vegas’ indebtedness, the Company terminated the two interest rate swaps. As a result of the termination, the Company received approximately $9.6 million in settlement of the related asset. The balance of $9.6 million in accumulated other comprehensive income will be amortized as a reduction to interest expense over the original contract life of the two interest rate swaps. Approximately $200,000 of amortization was recognized during 2004.

Also concurrent with the refinancing, the Company entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of expected future term loan borrowings under New Credit Facilities, which bear interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, the Company will receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in the swap instruments from February and March 2005, respectively through December 2008. These effective dates of the two swaps were designed to correspond with the amounts and timing of expected term loan borrowings. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fixes the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase the Company’s recorded interest expense in the consolidated financial statements.

As of December 31, 2003, the Company recorded in other assets the fair value of the net effect of the two former interest rate swaps of approximately $8.8 million. Because there had been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount was reported in other comprehensive income for the year ended December 31, 2003. As of December 31, 2004, the Company recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $583,000. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004.

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

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wynn Macau Credit Facilities

On September 14, 2004, the Company completed the financing for the design, development, construction and pre-opening expenses of Wynn Macau. Wynn Macau, S.A. executed a definitive credit agreement (the “CTA”) and related ancillary agreements for a senior secured bank facility of $397.0 million. The senior secured bank facility consists of term loan facilities in the amount of $382.0 million (which will be borrowed in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117.0 million (approximately US$15.0 million).

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

To satisfy the base equity requirement, Wynn Resorts has directly contributed and, through Wynn Group Asia, Inc. (“Wynn Asia”) loaned, a total of $230 million of cash to Wynn Macau, S.A., including amounts spent to date on Wynn Macau and $50 million deposited with Banco National Ultramarino, S.A. (“BNU”) as collateral for a bank guarantee (See Note 9. Commitments and Contingencies). In addition, simultaneously with the loan signing, Wynn Asia, a subsidiary of Wynn Resorts, entered into a Note Purchase Agreement with Wynn Macau, S.A. pursuant to which Wynn Asia will purchase $122 million in subordinated notes to be issued by Wynn Macau, S.A. Proceeds of the contributions and loans and the subordinated notes must be expended for Wynn Macau project costs prior to borrowing under the term loans. In addition, the Company provided $30 million of funds that are available to pay additional costs of construction, if necessary.

The CTA contains capital spending limits and other affirmative and negative covenants, customary for a limited recourse project financing. As of December 31, 2004, the Company was in compliance with all covenants.

Fair Value of Long-term Debt

The net book value of the First Mortgage Notes and the Debentures at December 31, 2004 was approximately $1.3 billion and $250 million, respectively. The estimated fair value of the First Mortgage Notes and the Debentures based upon most recent trades at December 31, 2004 was approximately $1.3 billion and $764.4 million, respectively. The Company discharged its Second Mortgage Notes as previously noted, however, the net book value and the fair value of the Second Mortgage Notes based upon the November 1, 2006 12% call premium, was approximately $9.6 million and $11.4 million, respectively. The net book value of the Company’s borrowings under the $400 Million Delay Draw Term Loan of approximately $26.6 million approximates its fair value due to its floating market rate of interest. The net book value of the Company’s other debt instruments approximates fair value.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2005	$718
2006	761
2007	806
2008	854
2009	27,418
Thereafter	1,571,020

1,601,577
Less: original issue discount	(531)

$1,601,046

7.    Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2004 and 2003, 98,983,344 shares and 81,978,761 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provide by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). During the period from inception to, and as of, December 31, 2004, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $366,000, $263,000, $170,000, and $990,000 for the years ended December 31, 2004, 2003 and 2002, and for the period from inception to December 31, 2004, respectively.

Union employees were covered by various multi-employer pension plans. The Company recorded expenses of approximately $4,000, $38,000, $127,000 and $726,000 under such plans for the years ended December 31, 2004, 2003 and 2002, and for the period from inception to December 31, 2004, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

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

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. Options are generally granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including immediate, 25% each year over four years, cliff vesting at a determined date, and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Stock Plan will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Stock Plan after such date. Summarized information for the Stock Plan is as follows:

	Year Ended December 31, 2004		Year Ended December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,732,500	$16.13	375,000	$13.32
Granted	758,000	$42.35	1,442,500	$16.79
Exercised	(46,250)	$15.19	(6,250)	$13.25
Canceled	(147,500)	$19.68	(78,750)	$14.92

Outstanding at ending of period	2,296,750	$24.38	1,732,500	$16.13

Exercisable at ending of period	490,625	$16.10	135,000	$13.61

Options available for Grant	6,262,412		6,683,189

	Year Ended December 31, 2002		Period From Inception to December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—	—	$—
Granted	375,000	$13.32	2,575,500	$23.62
Exercised	—	$—	(52,500)	$14.96
Canceled	—	$—	(226,250)	$18.02

Outstanding at ending of period	375,000	$13.32	2,296,750	$24.38

Exercisable at ending of period	50,000	$13.74	490,625	$16.10

Options available for Grant	8,236,662		6,262,412

The following table summarizes information about the options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$13.25 - $13.74	326,250	7.95	$13.33	176,250	$13.39
$13.75 - $19.99	1,182,500	8.56	$16.58	290,625	$16.52
$20.00 - $28.70	155,000	8.98	$27.10	13,750	$24.69
$28.71 - $42.06	458,000	9.36	$38.39	10,000	$40.00
$42.07 - $66.84	175,000	9.86	$60.57	—	$—

	2,296,750			490,625

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions:

	Years Ended December 31,			Period From Inception through 2004
	2004	2003	2002
Expected dividend yield	—	—	—	—
Expected stock price volatility	35.33%	40.00%	40.00%	35.33%
Risk-free interest rate	3.88%	3.00%	3.00%	3.88%
Expected average life of options (years)	5.50	6.00	6.00	5.50
Expected fair value of options granted	$16.72	$7.35	$5.76	$9.92

In addition to options, restricted stock grants of 189,723 shares, 1,138,338 shares and 1,328,061 shares were issued to employees during the years ended December 31, 2003 and 2002, and for the period from inception to, December 31, 2004. 189,723 shares under these grants were forfeited as of December 31, 2003 and another 189,723 shares under these grants vested on November 1, 2004. The remaining 948,615 employee restricted stock grants outstanding at December 31, 2004 cliff-vest on various dates between May 2005 and June 2006. No restricted stock grants took place during the year ended December 31, 2004 or prior to 2002. The effect of these grants is to increase the issued and outstanding shares of the Company’s Common Stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Common Stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense or capitalized into construction in progress, as appropriate.

Performance Based Incentive Plan

The Company established the Annual Performance Based Incentive Plan for Executive Officers (the “Performance Plan”) on March 8, 2004. Only those executive officers of the Company who are “covered employees” as defined under Section 162(m) of the Internal Revenue Code are eligible to participate in the Performance Plan. The Performance Plan qualifies for the performance-based exclusion from the deduction limitations under Section 162(m) of the Internal Revenue Code which disallows deductions for publicly-held corporations with respect to compensation in excess of $1.0 million per year paid to the Chief Executive Officer and the Company’s other four most highly compensated executive officers unless certain objectivity and other criteria are met. No amounts were paid as compensation under the Performance Plan during the period from inception to December 31, 2004.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The Company files a consolidated federal income tax return. The income tax benefit differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2004	2003
Federal statutory rate	-35.0%	-35.0%
Foreign tax rate differential	1.6%	7.3%
Valuation allowance	33.4%	27.7%

Effective tax rate	0.0%	0.0%

	Year Ended December 31, 2002	Period from Inception to December 31, 2004
Federal statutory rate	-35.0%	-35.0%
Foreign tax rate differential	3.8%	4.2%
Valuation allowance	31.2%	30.8%

Effective tax rate	0.0%	0.0%

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31, 2004	December 31, 2003
Deferred tax assets—US:
Current:
Receivables, inventories, accrued liabilities and other	$397	$733
Long-term:
Goodwill	10,913	10,912
Pre-opening costs	41,844	20,426
Syndication costs	3,780	3,780
Other intangibles	18,189	1,625
Net operating loss carryforwards	45,271	856

	120,394	38,332
Less: valuation allowance	(82,844)	(18,820)

	37,550	19,512

Deferred tax assets—Foreign:
Net operating loss carryforwards	7,606	2,930
Less: valuation allowance	(7,606)	(2,930)

	—	—

Deferred tax liabilities:
Property and equipment	(37,550)	(19,512)

Net deferred tax asset	$—	$—

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a 100% valuation allowance at both December 31, 2004 and 2003 to fully reserve all tax benefits because of the uncertainty of future taxable income.

10.    Commitments and Contingencies

Wynn Las Vegas

Construction Contracts.    As of December 31, 2004, Wynn Las Vegas’ project budget, as amended, excluding the incremental cost anticipated for Encore, was approximately $2.7 billion. This amount includes the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies.

Through December 31, 2004, the Company has funded approximately $2.0 billion of the total $2.7 billion of budgeted project costs, primarily from a combination of contributed capital, proceeds from the initial public offering of the Company’s common stock, proceeds from the issuance of the recently discharged Second Mortgage Notes and a portion of the Previous Credit Facilities. As of December 31, 2004, budgeted costs still to be incurred totaled approximately $670.0 million, and the Company had availability under its new credit facilities and long-term restricted cash available for the project sufficient to complete and open Wynn Las Vegas. In addition, we have a $50.0 million completion guarantee balance and a $30.0 million liquidity reserve available for Wynn Las Vegas. As these amounts are committed for use, the Wynn Las Vegas project budget will increase correspondingly

At December 31, 2004, the project budget’s various contractual commitments for developing, constructing and equipping Wynn Las Vegas totaling includes guaranteed maximum price contracts with the three prime contractors for the construction of the hotel and casino for approximately $1.1 billion, construction of the Wynn Las Vegas golf course for approximately $18.1 million and construction of the parking garage for approximately $10.1 million. The parking garage is substantially complete and is currently used for parking by construction personnel. The golf course and the hotel and casino are nearing substantial completion. Wynn Las Vegas will open on April 28, 2005.

Encore.    The Company continues to refine the scope and design of Encore. Previously, Encore was to include a hotel tower with approximately 1,500 mini-suites, a small amount of ancillary gaming space, restaurants, a spa, swimming pools, additional retail and approximately 30,000 square feet of meeting rooms. It was expected to cost no more than $900.0 million and to open in the second half of 2007. As initially planned, Encore was an addition to Wynn Las Vegas.

Due to anticipated demand for Wynn Las Vegas, continued strength in the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company anticipates a significant increase in the scope of Encore, elevating it to the status of a free standing casino resort; one which is integrated with Wynn Las Vegas through its public space. Although the scope and design of the project have not been finalized and remain subject to board of director approval, the Company now expects that Encore will include approximately 2,000 full suites in its hotel tower—meaning separate living rooms and bedrooms in each unit—as well as significant additional casino, convention and meeting space, additional entertainment venues, restaurants, a spa and salon, swimming pools and retail space. The Company currently anticipates that Encore will open in the first half of 2008.

The Company expects that the remaining proceeds from Wynn Las Vegas, LLC’s sale of First Mortgage Notes on December 14, 2004, together with availability under its existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion on the Encore

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once the Company has finalized the scope and plans for Encore, the Company will seek the necessary consents and approvals from its lenders and noteholders.

Aircraft Hangar.    During the third quarter of 2004, the Company entered into an agreement to sublease certain land and purchase an approximately 21,000 square foot aircraft hangar to be constructed at the airport facilities in Las Vegas, Nevada. The purchase price of the hangar is approximately $5.0 million. As of December 31, 2004, $1.0 million had been delivered in accordance with the terms of the purchase agreement. The remaining approximately $4 million will be due and payable upon completion of the hangar. Upon completion of this new hangar, the Company intends to terminate the lease of its current aircraft hangar.

Entertainment Productions.    The Company has entered into long-term agreements with Productions Du Dragon, S.A., a creative production company (“Dragon”) and Calitri Services and Licensing Limited Liability Company, its affiliated production services company (“Calitri”), for the licensing, creation, development and executive production of the water-based production show at Wynn Las Vegas to be named “Le Rêve, A Small Collection of Imperfect Dreams”. Under these agreements the Company is required to pay certain up-front creation and licensing fees, production costs and, upon opening of the production, a royalty of 10% of net ticket revenues and gross retail sales, and 50% of the show profits to Dragon and Calitri as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the show, which will coincide with the opening of Wynn Las Vegas, with one five-year renewal option.

The Company also has an option with the Dragon and Calitri for the development of a second production show for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1 million and any additional project will require additional funds to develop.

In June 2004, the Company purchased the rights to stage “Avenue Q,” the Tony Award-winning musical production currently playing on Broadway in New York City. The Company also entered into a Production Services Agreement with Q Las Vegas, LLC, an affiliate of the New York producer, for all production services. The Company will present this show at Wynn Las Vegas’ second showroom, which is scheduled for completion in the third quarter of 2005.

At December 31, 2004 and December 31, 2003, other assets included $32.9 million and $8.7 million, respectively, of amounts paid or accrued for production rights, creation and development costs in conjunction with these entertainment agreements.

Wynn Macau

In June 2002, Wynn Macau, S.A. entered into a 20-year casino concession agreement with the government of Macau, permitting it to construct and operate one or more casinos in Macau. The casino concession agreement obligates Wynn Macau, S.A. to invest 4.0 billion patacas (approximately US$500 million) in one or more casino projects in Macau by June 2009, and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4.0 billion patacas by June 26, 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. The Wynn Macau project, currently under construction, has a budget of approximately $704.0 million, including contingencies but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows.

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2004, Wynn Macau, S.A. entered into a Land Concession Contract for the Wynn Macau project site in Macau’s inner harbor area. Under the Land Concession Contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made its first payment to the Macau government of approximately $3.1 million under the Land Concession Contract and is required to make ten additional semi-annual payments totaling approximately $37.0 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the Land Concession Contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

Construction of Wynn Macau commenced in June 2004 under a guaranteed maximum price construction contract between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. Under the construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A. The general contractor is obligated to substantially complete the project by August 27, 2006 for a guaranteed maximum price of approximately $285.0 million (including the contractors’ fee and contingency). The total design and construction costs are estimated to be approximately $425.0 million. Both the contract time and guaranteed maximum price are subject to further adjustment under the circumstances specified in the contract. The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities, as well as a performance bond issued by a bank in an amount equal to $28.5 million.

Through December 31, 2004, Wynn Macau, S.A. has funded approximately $123.2 million of the total $704 million of budgeted project costs. The $123.2 million excludes approximately $35.0 million of land rights and land concession installment payments accrued to date that will occur prior to opening Wynn Macau. As of December 31, 2004, project costs still to be incurred (including the $35.0 million of scheduled land related payments) totaled approximately $580.8 million. These costs are being and will be funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of base equity loans and subordinated funding, as well as the available credit facilities described in Note 6. Long-term Debt. In addition, the Company has $30.0 million of long-term restricted cash reserved as contingent equity and a $30.0 million contingent debt facility.

In September 2004, in connection with the financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino (“BNU”) for a guarantee in the amount of 700,000,000 patacas (approximately US$87.0 million). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. has deposited $50.0 million of the $230.0 million base equity funding with BNU, which deposit will be drawn upon by Wynn Macau, S.A., after the remainder of its base equity has been spent. The guarantee is further secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee of not to exceed 12,250,000 patacas (approximately US$1.5 million).

At December 31, 2004, the Company, had total assets held in Macau of approximately $238.9 million (including approximately $48.5 million of design and development work included in construction in progress, $67.6 million in a leasehold interest in land and approximately $42.3 million allocated to the gaming

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concession before depreciation and amortization), total liabilities of approximately $208.2 million, and total equity of approximately $30.7 million (including an inception to date net loss of approximately $45.0 million).

Although Wynn Macau, S.A. continues to work with the Macau government to obtain certain determinations related to Macau tax regulations, there can be no assurance that it will obtain the desired determinations.

Leases

The Company is the lessor under leases for five retail outlets and has entered into license and distribution agreements for five additional retail outlets, and joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati dealership at Wynn Las Vegas. Each of these retail outlets will open concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas has provided some of the retail tenants an allowance for improvements. These improvement allowances are included in the budgeted costs to construct Wynn Las Vegas.

In addition to the above, to accommodate its preopening and casino marketing efforts, the Company is the lessee under several leases for office space, a hangar for its corporate aircraft, warehouse facilities and certain office equipment. The Company also leases land from the government of Macau for the site of Wynn Macau.

At December 31, 2004, the Company was obligated under non-cancelable operating leases and the leasehold interest in land to make future minimum lease payments as follows ($ amounts in thousands):

Years Ending December 31,	Operating Leases	Leasehold Interest in Land
2005	$2,019	$9,558
2006	1,222	9,558
2007	743	7,920
2008	359	6,282
2009	358	6,282
Thereafter	7,720	—

	$12,421	39,600

Less: amounts representing interest		(2,477)

Total obligations under the leasehold interest in land		37,123
Less: amounts due within one year		(9,483)

Amounts due after one year		$27,640

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $40,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements, other than Mr. Wynn’s, generally have three- to five-

WYNN RESORTS LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year terms and typically indicate a base salary with specified annual increases, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts). The total future obligation under these contractions is approximately $91.8 million

Litigation

The Company is a party to various lawsuits relating to routine matters incidental to its business. As with all litigation, no assurance can be provided as to the outcome of the following matters and we note that litigation inherently involves significant costs.

On February 23, 2004, the Company reached a settlement with all of the plaintiffs with respect to all claims in litigation related to its ownership and development of the former Desert Inn golf course and the residential lots around the golf course. Valvino acquired some, but not all, of the residential lots located in the interior of and around the former Desert Inn golf course when it acquired the former Desert Inn Resort & Casino from Starwood Hotels & Resorts Worldwide, Inc. The plaintiffs sought various forms of declaratory relief concerning the continued existence and governance of the homeowners’ association. In addition, the plaintiffs challenged the termination in June 2001 of the CC&R’s recorded against the residential lots. The plaintiffs also made various claims with respect to easement rights, including rights of access to the golf course and interior and perimeter roadways, maintenance of a golf course view, prohibition of commercial development of the golf course and trespass. In accordance with the settlement the Company paid $23 million in exchange for the 10 remaining residences and dismissal by the plaintiffs with prejudice of all of the actions.

11.	Subsequent Events

On February 3, 2005, the Company granted an additional 275,000 shares of restricted stock to two of its executive officers. These shares vest in five equal installments beginning on December 15, 2005. The market price of the Company’s common stock on February 3, 2005 was $67.40 per share. Consequently, the value of these grants at the grant date was approximately $18.5 million. This amount will be amortized to compensation expense over the vesting period.

The Company met its requirement to draw at least $200 million of the New Term Loans by February 14, 2005 and the remaining $200 million on March 14, 2005.

12.	Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of December 31, 2004 and 2003, for the years ended December 31, 2004, 2003 and 2002 and for the period from inception to December 31, 2004.

The following condensed consolidating financial statements are presented in the provided form because: (i) the Convertible Debentures Guarantor is a wholly owned subsidiary of the Parent; (ii) the guarantee is considered to be full and unconditional, that is, if the Parent fails to make a scheduled payment, the Convertible Debentures Guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the Debentures may immediately bring suit directly against this Guarantor for payment of all amounts due and payable; and (iii) the guarantee is joint and several.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2004

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$302,262	$—	$27,999	$—	$330,261
Restricted cash and investments	—	—	115,301	—	115,301
Receivables, net	19	—	208	—	227
Inventories	—	—	757	—	757
Prepaid expenses	290	—	4,393	—	4,683

Total current assets	302,571	—	148,658	—	451,229
Restricted cash and investments	769	29,691	796,606	—	827,066
Property and equipment, net	809	—	1,986,223	—	1,987,032
Water rights	—	—	6,400	—	6,400
Trademark	—	—	1,000	—	1,000
Deferred financing costs	7,652	—	80,913	—	88,565
Investment in subsidiaries	1,395,022	—	—	(1,395,022)	—
Macau gaming concession, net	—	—	41,700	—	41,700
Deposits and other assets	5,674	—	55,546	—	61,220
Intercompany balances	196,476	15,004	(211,480)	—	—

Total assets	$1,908,973	$44,695	$2,905,566	$(1,395,022)	$3,464,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$718	$—	$718
Current portion of land concession obligation	—	—	9,483	—	9,483
Accounts and construction payable	648	—	85,872	—	86,520
Accrued interest	6,875	—	5,206	—	12,081
Accrued compensation and benefits	6,464	—	4,646	—	11,110
Accrued expenses and other	695	—	10,229	—	10,924
Construction retention	—	—	39,117	—	39,117

Total current liabilities	14,682	—	155,271	—	169,953
Construction retention	—	—	21,140	—	21,140
Long-term debt	250,000	—	1,350,328	—	1,600,328
Long-term land concession obligation	—	—	27,640	—	27,640
Other long-term liabilities	—	—	860	—	860

Total liabilities	264,682	—	1,555,239	—	1,819,921

Minority interest	—	—	—	—	—

Commitments and contingencies

Stockholders’ equity:
Common stock	990	—	—	—	990
Additional paid-in capital	1,951,906	44,028	1,628,149	(1,672,177)	1,951,906
Deferred compensation—restricted stock	(4,079)	—	(3,111)	3,111	(4,079)
Accumulated other comprehensive income	10,007	—	10,007	(10,007)	10,007
Deficit accumulated from inception during the development stage	(314,533)	667	(284,718)	284,051	(314,533)

Total stockholders’ equity	1,644,291	44,695	1,350,327	(1,395,022)	1,644,291

Total liabilities and stockholders’ equity	$1,908,973	$44,695	$2,905,566	$(1,395,022)	$3,464,212

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2003

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$328,745	$—	$12,807	$—	$341,552
Restricted cash and investments	—	—	58,312	—	58,312
Receivables, net	36	—	42	—	78
Inventories	—	—	204	—	204
Prepaid expenses	204	—	1,997	—	2,201

Total current assets	328,985	—	73,362	—	402,347
Restricted cash and investments	—	44,268	297,852	—	342,120
Property and equipment, net	410	—	897,405	—	897,815
Water rights	—	—	6,400	—	6,400
Trademark	—	—	1,000	—	1,000
Deferred financing costs	8,294	—	50,971	—	59,265
Investment in subsidiaries	548,763	—	—	(548,763)	—
Deposits and other assets	—	—	24,376	—	24,376
Intercompany balances	373,669	—	(373,669)	—	—

Total assets	$1,260,121	$44,268	$977,697	$(548,763)	$1,733,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long- term debt	$—	$—	$41	$—	$41
Accounts and construction payable	—	—	49,754	—	49,754
Accrued interest	7,375	—	9,438	—	16,813
Accrued compensation and benefits	912	—	2,466	—	3,378
Accrued expenses and other	19	—	1,171	—	1,190

Total current liabilities	8,306	—	62,870	—	71,176
Construction retention	—	—	23,846	—	23,846
Long-term debt	250,000	—	385,432	—	635,432

Total liabilities	258,306	—	472,148	—	730,454

Minority interest	—	—	1,054	—	1,054

Commitments and contingencies
Stockholders’ equity:
Common stock	820	—	18	(18)	820
Additional paid-in capital	1,110,813	44,024	594,763	(638,787)	1,110,813
Deferred compensation—restricted stock	(9,664)	—	(5,266)	5,266	(9,664)
Accumulated other comprehensive income	8,793	—	8,793	(8,793)	8,793
Deficit accumulated from inception during the development stage	(108,947)	244	(93,813)	93,569	(108,947)

Total stockholders’ equity	1,001,815	44,268	504,495	(548,763)	1,001,815

Total liabilities and stockholders’ equity	$1,260,121	$44,268	$977,697	$(548,763)	$1,733,323

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2004

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Art gallery	$—	$—	$98	$—	$98
Retail	—	—	92	—	92
Royalty	6,000	—	—	(6,000)	—
Water	—	—	27	(22)	5

Total revenues	6,000	—	217	(6,022)	195

Expenses:
Pre-opening costs	28,056	4	59,268	(6,007)	81,321
Depreciation and amortization	77	—	6,902	—	6,979
Loss on sale of assets	—	—	639	—	639
Selling, general
and administrative	3	—	332	—	335
Cost of water	—	—	20	(15)	5
Cost of retail sales	—	—	63	—	63
Loss from incidental operations	—	—	651	—	651

Total expenses	28,136	4	67,875	(6,022)	89,993

Operating loss	(22,136)	(4)	(67,658)	—	(89,798)

Other income (expense):
Interest expense, net	—	—	(5,462)	2,775	(2,687)
Interest income	7,032	427	3,949	(2,775)	8,633
(Gain)/Loss on extinguishment of debt	—	—	(122,788)	—	(122,788)
Equity in loss from subsidiaries	(190,482)	—	—	190,482	—

Other income, net	(183,450)	427	(124,301)	190,482	(116,842)

Minority interest	—	—	1,054	—	1,054

Net loss accumulated during the development stage	$(205,586)	$423	$(190,905)	$190,482	$(205,586)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2003

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Art gallery	$—	$—	$317	$—	$317
Retail	—	—	312	—	312
Royalty	9,067	—	—	(9,067)	—
Water	—	—	58	(44)	14

Total revenues	9,067	—	687	(9,111)	643

Expenses:
Pre-opening costs	17,808	—	28,823	113	46,744
Depreciation and amortization	20	—	5,723	—	5,743
Gain on sale of assets	—	—	(4)	—	(4)
Selling, general and administrative	—	—	9,818	(9,187)	631
Cost of water	—	—	97	(37)	60
Cost of retail sales	—	—	153	—	153
Loss from incidental operations	—	—	651	—	651

Total expenses	17,828	—	45,261	(9,111)	53,978

Operating loss	(8,761)	—	(44,574)	—	(53,335)

Other income (expense):
Interest expense, net	(3,532)	—	(5,499)	—	(9,031)
Interest income	2,024	244	8,077	—	10,345
Equity in loss from subsidiaries	(38,623)	—	—	38,623	—

Other income, net	(40,131)	244	2,578	38,623	1,314

Minority interest	—	—	3,129	—	3,129

Net loss accumulated during the development stage	$(48,892)	$244	$(38,867)	$38,623	$(48,892)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$14	$—	$14
Art gallery	—	—	279	—	279
Retail	—	—	237	—	237
Water	—	—	76	(62)	14

Total revenues	—	—	606	(62)	544

Expenses:
Pre-opening costs	5,279	—	19,145	108	24,532
Depreciation and amortization	—	—	8,934	—	8,934
Gain on sale of assets	—	—	(21)	—	(21)
Selling, general and administrative	—	—	742	(120)	622
Cost of water	—	—	109	(50)	59
Cost of retail sales	—	—	118	—	118
Loss from incidental operations	—	—	700	—	700

Total expenses	5,279	—	29,727	(62)	34,944

Operating loss	(5,279)	—	(29,121)	—	(34,400)

Other income (expense):
Interest expense, net	—	—	(1,897)	—	(1,897)
Interest income	170	—	3,548	—	3,718
Equity in loss from subsidiaries	(26,604)	—	—	26,604	—

Other income, net	(26,434)	—	1,651	26,604	1,821

Minority interest	—	—	866	—	866

Net loss accumulated during the development stage	$(31,713)	$—	$(26,604)	$26,604	$(31,713)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2004

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$821	$(17)	$804
Art gallery	—	—	729	—	729
Retail	—	—	668	—	668
Royalty	15,067	—	—	(15,067)	—
Water	—	—	238	(187)	51

Total revenues	15,067	—	2,456	(15,271)	2,252

Expenses:
Pre-opening costs	51,143	4	124,443	(5,795)	169,795
Depreciation and amortization	97	—	33,768	—	33,865
Loss on sale of assets	—	—	834	—	834
Selling, general and administrative	3	—	11,288	(9,327)	1,964
Facility closure	—	—	1,577	—	1,577
Cost of water	—	—	487	(149)	338
Cost of retail sales	—	—	342	—	342
Loss from incidental operations	—	—	3,165	—	3,165

Total expenses	51,243	4	175,904	(15,271)	211,880

Operating loss	(36,176)	(4)	(173,448)	—	(209,628)

Other income (expense):
Interest expense, net	(3,532)	—	(12,902)	2,775	(13,659)
Interest income	9,226	671	19,371	(2,775)	26,493
Loss on extinguishment of debt	—	—	(122,788)	—	(122,788)
Equity in loss from subsidiaries	(284,051)	—	—	284,051	—

Other income, net	(278,357)	671	(116,319)	284,051	(109,954)

Minority interest	—	—	5,049	—	5,049

Net loss accumulated during the development stage	$(314,533)	$667	$(284,718)	$284,051	$(314,533)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2004

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(205,586)	$423	$(190,905)	$190,482	$(205,586)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	77	—	6,902	—	6,979
Minority interest	—	—	(1,054)	—	(1,054)
Amortization of deferred compensation	3,429	—	—	—	3,429
Amortization of deferred financing costs	723	—	59,849	—	60,572
Loss on sale of fixed assets	—	—	639	—	639
Equity in loss from subsidiaries	190,482	—	—	(190,482)	—
Incidental operations	—	—	4,163	—	4,163
Increase (decrease) in cash from changes in:
Receivables, net	17	—	(166)	—	(149)
Inventories and prepaid expenses	(86)	—	(2,089)	—	(2,175)
Accounts payable and accrued expenses	6,376	—	12,041	—	18,417

Net cash provided by (used in) operating activities	(4,568)	423	(110,620)	—	(114,765)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(16)	—	(1,007,977)	—	(1,007,993)
Restricted cash and investments	(769)	14,577	(555,743)	—	(541,935)
Investment in subsidiaries	(592,110)	—	—	592,110	—
Other assets	(5,674)	—	(24,756)	—	(30,430)
Intercompany balances	(213,128)	(15,000)	228,128	—	—
Proceeds from sale of equipment	—	—	33,268	—	33,268

Net cash used in investing activities	(811,697)	(423)	(1,327,080)	592,110	(1,547,090)

Cash flows from financing activities:
Equity contributions	—	—	592,110	(592,110)	—
Exercise of stock options	702	—	—	—	702
Proceeds from issuance of common stock	794,295	—	—	—	794,295
Third party fees	(5,134)	—	—	—	(5,134)
Proceeds from issuance of long-term debt	—	—	1,960,858	—	1,960,858
Principal payments of long-term debt	—	—	(1,032,534)	—	(1,032,534)
Deferred financing costs	(81)	—	(67,542)	—	(67,623)

Net cash provided by financing activities	789,782	—	1,452,892	(592,110)	1,650,564

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(26,483)	—	15,192	—	(11,291)
Balance, beginning of period	328,745	—	12,807	—	341,552

Balance, end of period	$302,262	$—	$27,999	$—	$330,261

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2003

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(48,892)	$244	$(38,867)	$38,623	$(48,892)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	20	—	5,723	—	5,743
Minority interest	—	—	(3,129)	—	(3,129)
Amortization of deferred compensation	3,327	—	—	—	3,327
Amortization of deferred financing costs	363	—	12,508	—	12,871
Gain on sale of fixed assets	—	—	(4)	—	(4)
Equity in loss from subsidiaries	38,623	—	—	(38,623)	—
Increase (decrease) in cash from changes in:
Receivables, net	(36)	—	142	—	106
Inventories and prepaid expenses	140	—	(323)	—	(183)
Accounts payable and accrued expenses	8,111	—	276	—	8,387

Net cash provided by (used in) operating activities	1,656	244	(23,674)	—	(21,774)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(432)	—	(414,557)	—	(414,989)
Restricted cash and investments	—	(44,268)	436,713	—	392,445
Investment in subsidiaries	(44,024)	—	—	44,024	—
Other assets	—	—	(9,964)	—	(9,964)
Intercompany balances	6,089	—	(6,089)	—	—
Proceeds from sale of equipment	—	—	6	—	6

Net cash used in investing activities	(38,367)	(44,268)	6,109	44,024	(32,502)

Cash flows from financing activities:
Equity contributions	—	44,024	—	(44,024)	—
Proceeds from issuance of common stock	45,000	—	—	—	45,000
Exercise of stock options	83	—	—	—	83
Third party fees	(204)	—	—	—	(204)
Proceeds from issuance of long-term debt	250,000	—	—	—	250,000
Principal payments
of long-term debt	—	—	(38)	—	(38)
of related party loan	(8,657)	—	—	—	(8,657)

Net cash provided by financing activities	286,222	44,024	(38)	(44,024)	286,184

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	249,511	—	(17,603)	—	231,908
Balance, beginning of period	79,234	—	30,410	—	109,644

Balance, end of period	$328,745	$—	$12,807	$—	$341,552

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2002

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(31,713)	$—	$(26,604)	$26,604	$(31,713)

Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	—	—	8,934	—	8,934
Minority interest	—	—	(866)	—	(866)
Amortization of deferred compensation	134	—	—	—	134
Gain on sale of fixed assets	—	—	(21)	—	(21)
Equity in loss from subsidiaries	26,604	—	—	(26,604)	—
Incidental operations	—	—	1,971	—	1,971
Increase (decrease) in cash from changes in:
Receivables, net	—	—	350	—	350
Inventories and prepaid expenses	(344)	—	(574)	—	(918)
Accounts payable and accrued expenses	195	—	11,408	—	11,603

Net cash used in operating activities	(5,124)	—	(5,402)	—	(10,526)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(66,076)	—	(66,076)
Restricted cash and investments	—	—	(792,353)	—	(792,353)
Investment in subsidiaries	(597,294)	—	(563,793)	1,161,087	—
Other assets	—	—	(3,555)	(18)	(3,573)
Intercompany balances	(379,758)	—	379,758	—	—
Proceeds from sale of equipment	—	—	8,007	—	8,007

Net cash used in investing activities	(977,052)	—	(1,038,012)	1,161,069	(853,995)

Cash flows from financing activities:
Equity contributions	596,120	—	738,443	(1,161,069)	173,494
Proceeds from issuance of common stock	491,844	—	—	—	491,844
Third party fees	(26,554)	—	—	—	(26,554)
Macau minority contributions	—	—	5,049	—	5,049
Proceeds from issuance of long-term debt.	—	—	381,334	—	381,334
Principal payments of long-term debt	—	—	(28,535)	—	(28,535)
Deferred financing costs	—	—	(61,735)	—	(61,735)

Net cash provided by financing activities	1,061,410	—	1,034,556	(1,161,069)	934,897

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79,234	—	(8,858)	—	70,376
Balance, beginning of period	—	—	39,268	—	39,268

Balance, end of period	$79,234	$—	$30,410	$—	$109,644

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO DECEMBER 31, 2004

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(314,533)	$667	$(284,718)	$284,051	$(314,533)
Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	97	—	33,768	—	33,865
Minority interest	—	—	(5,049)	—	(5,049)
Amortization of deferred compensation	6,890	—	—	—	6,890
Amortization of deferred financing costs	1,086	—	72,357	—	73,443
Loss on sale of fixed assets	—	—	834	—	834
Equity in loss from subsidiaries	284,051	—	—	(284,051)	—
Incidental operations	—	—	10,943	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	(19)	—	7,773	—	7,754
Inventories and prepaid expenses	(290)	—	(3,129)	—	(3,419)
Accounts payable and accrued expenses	14,682	—	15,324	—	30,006

Net cash used in operating activities	(8,036)	667	(151,897)	—	(159,266)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	(270,718)
Capital expenditures, net of construction payables	(448)	—	(1,573,230)	—	(1,573,678)
Restricted cash and investments	(769)	(29,691)	(911,907)	—	(942,367)
Investment in subsidiaries	(1,233,428)	—	—	1,233,428	—
Other assets	(5,674)	—	(41,299)	—	(46,973)
Intercompany balances	(586,797)	(15,000)	601,797	—	—
Proceeds from sale of equipment	—	—	42,832	—	42,832

Net cash used in investing activities	(1,827,116)	(44,691)	(2,152,525)	1,233,428	(2,790,904)

Cash flows from financing activities:
Equity contributions	596,120	44,024	1,268,361	(1,233,428)	675,077
Equity distributions	—	—	(110,482)	—	(110,482)
Exercise of stock options	785	—	—	—	785
Proceeds from issuance of common stock	1,331,139	—	—	—	1,331,139
Third party fees	(31,892)	—	(10,800)	—	(42,692)
Macau minority contributions	—	—	5,049	—	5,049
Proceeds from issuance of long-term debt	250,000	—	2,467,192	—	2,717,192
Principal payments of long-term debt	—	—	(1,186,157)	—	(1,186,157)
Deferred financing costs	(8,738)	—	(130,742)	—	(139,480)
Proceeds from issuance of related party loan	—	—	100,000	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	(70,000)

Net cash provided by financing activities	2,137,414	44,024	2,332,421	(1,233,428)	3,280,431

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	302,262	—	27,999	—	330,261
Balance, beginning of period	—	—	—	—	—

Balance, end of period	$302,262	$—	$27,999	$—	$330,261

12.    Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Net revenues	$135	$59	$1	$—	$195
Operating loss	(15,414)	(18,112)	(24,214)	(32,058)	(89,798)
Net loss accumulated during the development stage	(13,248)	(41,919)	(22,706)	(127,713)	(205,586)
Basic and diluted loss per share	$(0.16)	$(0.49)	$(0.26)	$(1.31)	$(2.37)

	Year Ended December 31, 2003
	First	Second	Third	Fourth	Year
	(in thousands, except per share amounts)
Net revenues	$143	$163	$172	$165	$643
Operating loss	(11,207)	(13,426)	(13,274)	(15,428)	(53,335)
Net loss accumulated during the development stage	(9,006)	(12,677)	(14,843)	(12,366)	(48,892)
Basic and diluted loss per share	$(0.12)	$(0.16)	$(0.18)	$(0.15)	$(0.62)

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

WYNN RESORTS, LIMITED
Dated: March 15, 2005	By:	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: March 15, 2005	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	March 15, 2005

/S/ RONALD J. KRAMER Ronald J. Kramer	President and Director	March 15, 2005

/S/ ROBERT J. MILLER Robert J. Miller	Director	March 15, 2005

/S/ JOHN A. MORAN John A. Moran	Director	March 15, 2005

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	March 15, 2005

/S/ KIRIL SOKOLOFF Kiril Sokoloff	Director	March 15, 2005

/S/ D. BOONE WAYSON D. Boone Wayson	Director	March 15, 2005

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	March 15, 2005

/S/ STANLEY R. ZAX Stanley R. Zax	Director	March 15, 2005

Signature	Title	Date

/s/ ALLAN ZEMAN Allan Zeman	Director	March 15, 2005

/S/ JOHN STRZEMP John Strzemp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2005