Form 10-Q
period 2005-03-31
WYNN RESORTS LTD
filed 2005-05-04
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common stock, $0.01 par value	99,481,767

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Three months ended March 31, 2005 and 2004, and the period from inception to March 31, 2005	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2005 and 2004, and the period from inception to March 31, 2005	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	35

Item 6.	Exhibits	35

Signature		36

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$366,288	$330,261
Restricted cash and investments	197,048	115,301
Receivables, net	802	227
Inventories	5,050	757
Prepaid expenses	5,904	4,683

Total current assets	575,092	451,229

Restricted cash and investments	759,166	827,066
Property and equipment, net	2,309,432	1,987,032
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	85,342	88,565
Macau gaming concession, net	41,104	41,700
Deposits and other assets	90,840	61,220

Total assets	$3,868,376	$3,464,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$728	$718
Current portion of land concession obligation	4,724	9,483
Accounts and construction payable	110,642	86,520
Accrued interest	30,813	12,081
Accrued compensation and benefits	14,174	11,110
Accrued expenses and other current liabilities	17,742	10,924
Construction retention	69,722	39,117

Total current liabilities	248,545	169,953

Construction retention	2,527	21,140
Long-term debt	1,973,601	1,600,328
Long-term land concession obligation	27,640	27,640
Other long-term liabilities	573	860

Total liabilities	2,252,886	1,819,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 99,292,044 and 98,983,344 shares issued and outstanding	993	990
Additional paid-in capital	1,970,972	1,951,906
Deferred compensation - restricted stock	(20,820)	(4,079)
Accumulated other comprehensive income	16,505	10,007
Deficit accumulated from inception during the development stage	(352,160)	(314,533)

Total stockholders’ equity	1,615,490	1,644,291

Total liabilities and stockholders’ equity	$3,868,376	$3,464,212

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		From Inception to March 31, 2005
	2005	2004
Revenues:
Airplane	$—	$—	$804
Art gallery	—	70	729
Retail	—	63	668
Water	—	2	51

Total revenues	—	135	2,252

Expenses:
Pre-opening costs	38,104	14,551	207,899
Depreciation and amortization	3,494	781	37,359
(Gain) / Loss on sale of assets	(12)	(8)	822
Selling, general and administrative	5	183	1,969
Facility closure expenses	—	—	1,577
Cost of water	4	6	342
Cost of retail sales	—	36	342
Loss from incidental operations	65	—	3,230

Total expenses	41,660	15,549	253,540

Operating loss	(41,660)	(15,414)	(251,288)

Other income (expense):
Interest expense, net	(2,149)	(103)	(15,808)
Interest income	6,182	1,619	32,675
Loss from extinguishment of debt	—	—	(122,788)

Other income (expense), net	4,033	1,516	(105,921)

Minority interest	—	650	5,049

Net loss accumulated during the development stage	(37,627)	(13,248)	(352,160)
Change in fair value of interest rate swaps	7,700	(11,904)	16,505

Comprehensive loss	$(29,927)	$(25,152)	$(335,655)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.38)	$(0.16)	$(5.75)
Diluted	$(0.38)	$(0.16)	$(5.75)
Weighted average common shares outstanding:
Basic	98,229	80,840	61,210
Diluted	98,229	80,840	61,210

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,		From Inception to March 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss accumulated during the development stage	$(37,627)	$(13,248)	$(352,160)
Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	3,494	781	37,359
Minority interest	—	(650)	(5,049)
Amortization of deferred compensation	1,256	913	8,146
Amortization and writeoff of deferred financing costs	2,043	3,301	75,486
(Gain) / Loss on sale of assets	(12)	—	822
Incidental operations	—	147	10,943
Increase (decrease) in cash from changes in:
Receivables, net	(575)	34	7,179
Inventories and prepaid expenses	(5,801)	52	(9,220)
Accounts payable and accrued expenses	31,330	7,752	61,336

Net cash used in operating activities	(5,892)	(918)	(165,158)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)
Capital expenditures, net of construction payables	(291,969)	(183,360)	(1,865,647)
Restricted cash and investments	(13,847)	161,629	(956,214)
Other assets	(21,323)	(3,416)	(68,296)
Proceeds from sale of equipment	23	—	42,855

Net cash used in investing activities	(327,116)	(25,147)	(3,118,020)

Cash flows from financing activities:
Equity contributions	—	—	675,077
Equity distributions	—	—	(110,482)
Exercise of stock options	534	—	1,319
Proceeds from issuance of common stock	—	—	1,331,139
Third party fees	—	—	(42,692)
Macau minority contributions	—	—	5,049
Proceeds from issuance of long-term debt	373,436	—	3,090,628
Principal payments of long-term debt	(176)	(10)	(1,186,333)
Payments on long-term leases	(4,759)	—	(4,759)
Payment of deferred financing costs	—	—	(139,480)
Proceeds from issuance of related party loan	—	—	100,000
Principal payments of related party loan	—	—	(70,000)

Net cash provided by (used in) financing activities	369,035	(10)	3,649,466

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	36,027	(26,075)	366,288
Balance, beginning of period	330,261	341,552	—

Balance, end of period	$366,288	$315,477	$366,288

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and consummated an initial public offering on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 (date of inception) as a Nevada limited liability company to acquire land and design, develop and finance the Company’s first casino resort in Las Vegas, Nevada, hereinafter referred to as “Wynn Las Vegas.”

In June 2002, Valvino’s indirect subsidiary, Wynn Resorts (Macau), S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. Wynn Macau, S.A.’s first casino resort in Macau is hereinafter referred to as “Wynn Macau.”

On September 24, 2002, Wynn Resorts became the parent company of Valvino when all the members of Valvino contributed 100% of their membership interests to Wynn Resorts in exchange for 40,000,000 shares of the common stock of Wynn Resorts (the “Exchange”).

Basis of Presentation

For the periods presented through March 31, 2005, the Company had not yet commenced its casino resort operations. Consequently, as was expected and as is customary for a development stage company, the Company incurred increasing losses in each period from inception to March 31, 2005, as the development and construction of the Wynn Las Vegas and Wynn Macau projects progressed. On April 28, 2005, Wynn Las Vegas opened to the public.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

Certain amounts in the consolidated financial statements for the three months ended March 31, 2004 have been reclassified to conform to the 2005 presentation. During 2004, the Company recorded the amounts reimbursed by executive officers of the Company for use of the corporate aircraft in preopening expenses as a reduction of the cost of operating the aircraft. Previously, such amounts had been recorded as revenues in the Company’s statements of operations and comprehensive loss. Approximately $63,000 for the first quarter of 2004 was reclassified from revenues to preopening expenses to conform to the 2005 presentation. The reclassification had no effect on the previously reported net loss.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For all periods presented, the Company has recorded net losses. As a result, basic EPS is equal to diluted EPS for all periods presented. The calculation of diluted EPS at March 31, 2005 excludes the following anti-dilutive securities: 2,505,550 shares issuable upon exercise of stock options, 1,413,338 shares under restricted stock grants that have not yet vested and 10,869,550 shares issuable upon conversion of the 6% convertible subordinated debentures (the “Debentures”). The calculation of diluted EPS at March 31, 2004 excludes the following anti-dilutive securities: 2,038,000 shares issuable upon exercise of stock options, 1,328,061 shares under restricted stock grants that have not yet vested and 10,869,550 shares issuable upon conversion of the Debentures.

3. Employee Stock-Based Compensation

As of March 31, 2005, the Company had a stock-based employee compensation plan to provide incentive compensation for directors, officers, key employees and consultants. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Period from Inception to March 31, 2005
Net loss as reported	$(37,627)	$(13,248)	$(352,160)
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(1,817)	(1,264)	(8,848)

Proforma net loss	$(39,444)	$(14,512)	$(361,008)

Basic and diluted loss per share:
As reported	$(0.38)	$(0.16)	$(5.75)

Proforma	$(0.40)	$(0.18)	$(5.90)

4. Supplemental Disclosure of Cash Flow Information

Cash paid for interest for the quarters ended March 31, 2005 and 2004, and for the period from inception to March 31, 2005 totaled approximately $12.6 million, $16.3 million and $234.7 million, respectively. Interest capitalized for the quarters ended March 31, 2005 and 2004, and for the period from inception to March 31, 2005 totaled approximately $30.8 million, $26.3 million and $252.9 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization of deferred compensation related to employees dedicated to the construction of Wynn Las Vegas that was capitalized into construction in progress for the quarters ended March 31, 2005 and 2004, and for the period from inception to March 31, 2005 totaled approximately $539,000, $539,000, and $5.0 million, respectively.

The increase in the fair value of interest rate swaps accounted for as cash flow hedges for the quarter ended March 31, 2005 totaled approximately $7.7 million. The fair value decreased $11.9 million during the quarter ended March 31, 2004. For the period from inception to March 31, 2005, the fair value of interest rate swaps increased $8.3 million.

Aircraft and equipment purchases financed by debt totaled $0, $0 and $112.6 million for the quarters ended March 31, 2005 and 2004, and the period from inception to March 31, 2005, respectively.

Advances and loans converted to contributed capital amounted to $0, $0 and $32.8 million for the quarters ended March 31, 2005 and 2004, and the period from inception to March 31, 2005, respectively.

During the period from inception to March 31, 2005, the Company issued common stock for the acquisition of the minority interest allocated to the value of the Macau land and casino concessions totaling $51.4 million.

During the period from inception to March 31, 2005, the Company acquired the Desert Inn Water Company, LLC and $6.4 million of receivables originally recorded as due from a related party on the balance sheet were reclassified as water rights owned by the Company. No such amounts were recorded during the quarters ended March 31, 2005 and 2004.

During the period from inception to March 31, 2005, the Company reduced the recorded amount of land by approximately $1.4 million representing the amount of excess liabilities accrued at the date of the Company’s purchase of the Desert Inn Resort & Casino (the “Desert Inn”) in June 2000. No such amounts were recorded during the quarters ended March 31, 2005 and 2004.

5. Related Party Transactions

The Company periodically incurs costs on behalf of Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”) and certain other officers of the Company, including costs with respect to personal use of the corporate aircraft, household employees, personal legal fees, construction work and other personal purchases. These balances originally had been settled at regular intervals, usually monthly. The last outstanding balance was settled in August 2002, and the Company terminated the arrangements pursuant to which costs were incurred and later reimbursed. Currently, Mr. Wynn and other officers have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At March 31, 2005 and December 31, 2004, the Company’s net liability to Mr. Wynn and other officers was approximately $77,000 and $71,000, respectively.

Until it was closed on May 6, 2004, the Company operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of fine art owned by Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts. Under the terms of the Art Rental and Licensing Agreement (the “Art Agreement”) under which The Wynn Collection was exhibited at the time the art gallery was closed, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1), and the Company

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

was entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection.

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

On December 29, 2004, the Company entered into an agreement with Mr. Wynn for the lease of a villa suite in the Wynn Las Vegas resort to Mr. and Mrs. Wynn as their personal residence. The agreement was to become effective on the earlier of the date that Mr. and Mrs. Wynn first occupied the suite or the initial opening of Wynn Las Vegas to the public. On April 21, 2005, the agreement was amended to extend the effective date of the lease agreement to no later than July 1, 2005. The term of the agreement continues from year to year unless terminated on at least 90 days’ written notice prior to the end of any lease year, or upon the death of Mr. Wynn. Rent will be determined each year by the Audit Committee of the Board of Directors (the “Audit Committee”), and will be based on the fair market value of the use of the suite accommodations. The Audit Committee has determined, based on a third-party appraisal, that the rental for the first lease year will be $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

During 2003 and 2004, the Company leased or rented office space, automobiles and two apartments, typically on a month-to-month basis, from certain former minority investors in Wynn Macau, S.A. The office space was leased through February 2004 for approximately $5,500 per month, the apartments were rented for approximately $3,500 per month and automobiles were rented on an as-needed basis.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Property and Equipment

Property and equipment as of March 31, 2005 and December 31, 2004, consist of the following (amounts in thousands):

	March 31, 2005	December 31, 2004
Land	$353,544	$353,544
Parking garage	1,041	1,041
Airplanes	57,336	57,336
Furniture, fixtures and equipment	32,050	14,830
Leasehold interest	67,616	67,616
Construction in progress	1,807,148	1,499,083

	2,318,735	1,993,450
Less: accumulated depreciation	(9,303)	(6,418)

	$2,309,432	$1,987,032

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas and Wynn Macau projects.

7. Long-Term Debt

Long-term debt as of March 31, 2005 and December 31, 2004, consists of the following (amounts in thousands):

	March 31, 2005	December 31, 2004
6-5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$400.0 million Delay Draw Term Loan Facility; interest at LIBOR plus 2.125% (approximately 4.98% and 4.575%, respectively)	400,000	26,564
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
Notes payable - Aircraft; interest at 5.67%	14,494	14,659
12% Second Mortgage Notes, net of original issue discount of approximately $508,000 and $531,000, respectively due November 1, 2010; effective interest at approximately 12.9%	9,634	9,611
Other	201	212

	1,974,329	1,601,046
Current portion of long-term debt	(728)	(718)

	$1,973,601	$1,600,328

Wynn Las Vegas Credit Facilities

Wynn Las Vegas, LLC borrowed the remaining $373.4 million available under the delay draw term loan during the first quarter of 2005, as required under the agreements governing its current credit facilities. The total $400 million of proceeds are being used as part of the financing for the construction of Wynn Las Vegas.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wynn Las Vegas Interest Rate Swaps

Wynn Las Vegas, LLC was previously required to obtain interest rate protection for at least $325 million of borrowings under its previous credit facilities, and in May 2003 and June 2003, Wynn Las Vegas, LLC entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825 million of expected future borrowings under such credit facilities that were to mature in October 2008 and October 2009. These two interest rate swaps were accounted for as cash flow hedges under the provisions of SFAS No. 133.

On December 14, 2004, concurrent with refinancing Wynn Las Vegas, LLC’s indebtedness, the Company terminated the two interest rate swaps. As a result of the termination, Wynn Las Vegas, LLC received approximately $9.6 million in settlement of the related asset, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million was amortized against interest expense during the first quarter of 2005.

Also concurrent with the refinancing, Wynn Las Vegas, LLC entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the new credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, Wynn Las Vegas, LLC receives payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase the Company’s recorded interest expense in the consolidated financial statements.

As of March 31, 2005, the Company recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $8.3 million, an increase of $7.7 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income.

The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

8. Stockholders’ Equity

On February 3, 2005, the Company granted an aggregate of 275,000 shares of restricted stock to two of its executive officers. These shares vest in five equal annual installments beginning on December 15, 2005. The market price of the Company’s common stock on February 3, 2005 was $67.40 per share. Consequently, the aggregate value of these grants at the grant date was approximately $18.5 million. This amount will be amortized to compensation expense over the vesting period.

9. Commitments and Contingencies

Wynn Las Vegas

Construction. Through March 31, 2005, the Company funded approximately $2.4 billion of the estimated total project costs, which are anticipated to be in the range of $2.7 to $2.75 billion, primarily from a combination

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of contributed capital, proceeds from the initial public offering of the Company’s common stock, proceeds from the issuance of the discharged Second Mortgage Notes, proceeds from the 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) issued by Wynn Las Vegas in December 2004, and a portion of the borrowings under the previous and current credit facilities. As of March 31, 2005, project costs still to be incurred were estimated at $335.0 to $385.0 million.

As of March 31, 2005, the Company had availability under its new credit facilities and long-term restricted cash available for the project, as well as a $50.0 million completion guarantee balance and a $30.0 million liquidity reserve, sufficient to complete Wynn Las Vegas. The Company anticipates using its construction contingencies as well as a significant portion of the completion guarantee funds to complete Wynn Las Vegas. As the completion guarantee funds are committed for use, the final cost of the Wynn Las Vegas project will increase correspondingly. Consistent with large-scale construction projects, determination of the final project cost is subject to a complete accounting after the date of final completion (as defined in the contract with the general contractor), which will occur in late 2005.

Encore. Due to anticipated demand for Wynn Las Vegas, continued strength in the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company has refined the scope of Encore, elevating it to the status of a free standing casino resort; one which is fully integrated with Wynn Las Vegas. The current Encore program calls for a hotel tower consisting of approximately 1,100 suites and approximately 1,400 guest rooms. In addition, Encore will have nearly 200,000 square feet of convention and meeting space, a 50,000 square foot casino, additional entertainment venues, restaurants, a spa and salon, swimming pools and retail space. The Company currently anticipates that Encore will open in the first half of 2008.

The Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under its existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore project’s budget, plans and specifications (the “Encore Budget, Plans and Specs”) by a majority of arrangers or lenders. Once the Company has finalized the scope and plans for Encore, the Company will seek the necessary consents and approvals from its lenders and noteholders.

Aircraft Hangar. During the third quarter of 2004, the Company entered into an agreement to sublease certain land and purchase an approximately 21,000 square foot aircraft hangar to be constructed at the airport facilities in Las Vegas, Nevada. The purchase price of the hangar is approximately $5.0 million. As of March 31, 2005, $1.0 million had been delivered in accordance with the terms of the purchase agreement. The remaining approximately $4.0 million will be due and payable upon completion of the hangar. Upon completion of this new hangar, the Company intends to terminate the lease of its current aircraft hangar.

Entertainment Productions. The Company has entered into long-term agreements with Productions Du Dragon, S.A., a creative production company (“Dragon”), and Calitri Services and Licensing Limited Liability Company, its affiliated production services company (“Calitri”), for the licensing, creation, development and executive production of the water-based production show at Wynn Las Vegas named “Le Rêve, A Small Collection of Imperfect Dreams.” Under these agreements the Company is required to pay certain up-front

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

creation and licensing fees, production costs and, upon opening of the production, a royalty of 10% of net ticket revenues and gross retail sales, and 50% of the show profits to Dragon and Calitri as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the show with one five-year renewal option.

The Company also has an option with Dragon and Calitri for the development of a second production show for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1.0 million and any additional project will require additional funds to develop.

In June 2004, the Company purchased the rights to stage “Avenue Q,” the Tony Award-winning musical production currently playing on Broadway in New York City. The Company also entered into a Production Services Agreement with Q Las Vegas, LLC, an affiliate of the New York producer, for all production services. The Company will present this show at Wynn Las Vegas’ second showroom, the Broadway Theater, which is scheduled for completion in September 2005.

At March 31, 2005 and December 31, 2004, other assets included $38.6 million and $32.9 million, respectively, of amounts paid or accrued for production rights and creation and development costs in conjunction with these entertainment agreements.

Wynn Macau

Under its casino concession agreement with the government of Macau, Wynn Macau, S.A. is obligated to invest 4.0 billion patacas (approximately US$500.0 million) in one or more casino projects in Macau by June 2009, and to commence operations of its first permanent casino resort in Macau no later than December 2006. If Wynn Macau, S.A. does not invest 4.0 billion patacas by June 26, 2009, it must invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government. The initial phase of the Wynn Macau project, currently under construction and expected to open in the third quarter of 2006, has a budget of approximately $704.0 million, including contingencies but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows.

In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site in Macau’s inner harbor area. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made two payments to the Macau government under the land concession contract totaling approximately $7.9 million and is required to make nine additional semi-annual payments (including interest) totaling approximately $34.8 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

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

Through March 31, 2005, Wynn Macau, S.A. had funded approximately $156.1 million of the total $704.0 million of budgeted project costs. As of March 31, 2005, currently approved project costs still to be incurred totaled approximately $547.9 million. These costs are being and will be funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of base equity loans and subordinated funding, as well as the available Wynn Macau credit facilities. In addition, the Company has $30.0 million of long-term restricted cash reserved as contingent equity and a $30.0 million contingent debt facility.

In September 2004, in connection with the financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino (“BNU”) for a guarantee in the amount of 700.0 million patacas (approximately US$87.0 million). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. has deposited $50.0 million of the $230.0 million base equity funding with BNU, which deposit will be drawn upon by Wynn Macau, S.A., after the remainder of its base equity has been spent. The guarantee is further secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee of not to exceed approximately 12.3 million patacas (approximately US$1.5 million).

At March 31, 2005, the Company, had total assets held in Macau of approximately $257.9 million, consisting of approximately $72.5 of design and development work included in construction in progress, $67.4 million of leasehold interest in land and furniture and equipment, $41.1 million for the unamortized value allocated to the gaming concession, and cash and certain other assets of approximately 76.9 million. Total liabilities at March 31, 2005 of approximately $237.0 million consisted of approximately $11.6 million of accounts and construction payables, $32.4 million of leasehold payment obligations and approximately $193.0 million of loans from Wynn Macau, S.A.’s parent company. Total equity of approximately $20.9 million includes contributed capital of approximately $71.3 million and an inception to date net loss of approximately $50.4 million.

Leases

The Company is the lessor under leases for five retail outlets and has entered into license and distribution agreements for five additional retail outlets, and joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas has

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provided some of the retail tenants an allowance for improvements. These improvement allowances are included in the budgeted costs to construct Wynn Las Vegas.

In addition to the above, to accommodate its preopening and casino marketing efforts, the Company is the lessee under several leases for office space, a hangar for its corporate aircraft, warehouse facilities and certain office equipment. The Company also leases land from the government of Macau for the site of Wynn Macau.

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

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

10. Subsequent Events

Opening of Wynn Las Vegas

Wynn Las Vegas opened to the public on April 28, 2005.

Wynn Las Vegas Debt Agreements

On April 26, 2005, Wynn Las Vegas, LLC amended certain agreements pertaining to its new credit facilities, specifically its Credit Agreement and its Master Disbursement Agreement, to among other things, (i) increase the limitation on expenditures for Encore project costs from $950 million to $1.4 billion (net of additional equity contributions); (ii) under certain circumstances, increase the annual limitation on capital expenditures for the year 2008 and each year thereafter from $120 million to $160 million; (iii) permit a transfer of up to five acres of the land currently owned by Wynn Golf, LLC, but not being used for the Wynn Las Vegas golf course, to Wynn Las Vegas, LLC for use in connection with Encore; (iv) extend the deadlines for certain deliverables related to Encore from various dates beginning April 15, 2005 to June 15, 2005; and (v) extend the dates for the opening and final completion of Encore to September 30, 2008 and December 31, 2008, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wynn Macau Expansion

The Company is currently in the process of finalizing the design for an estimated approximately $345.0 million expansion of Wynn Macau on the remaining approximately five acres of the Wynn Macau site. The Company intends to expand its current Wynn Macau senior debt facilities to finance the expansion and have engaged several lenders to arrange for the financing of the expansion.

11. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of March 31, 2005 and December 31, 2004, for the three months ended March 31, 2005 and 2004 and for the period from inception to March 31, 2005.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$307,348	$—	$58,940	$—	$366,288
Restricted cash and investments	—	—	197,048	—	197,048
Receivables, net	27	—	775	—	802
Inventories	—	—	5,050	—	5,050
Prepaid expenses	360	—	5,544	—	5,904

Total current assets	307,735	—	267,357	—	575,092
Restricted cash and investments	668	22,273	736,225	—	759,166
Property and equipment, net	789	—	2,308,643	—	2,309,432
Water rights	—	—	6,400	—	6,400
Trademark	—	—	1,000	—	1,000
Deferred financing costs	7,474	—	77,868	—	85,342
Macau gaming concession, net	—	—	41,104	—	41,104
Deposits and other assets	1,925	—	88,915	—	90,840
Investment in subsidiaries	1,359,692	—	—	(1,359,692)	—
Intercompany balances	193,942	22,504	(216,446)	—	—

Total assets	$1,872,225	$44,777	$3,311,066	$(1,359,692)	$3,868,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$728	$—	$728
Current portion of land concession obligation	—	—	4,724	—	4,724
Accounts and construction payable	—	—	110,642	—	110,642
Accrued interest	3,125	—	27,688	—	30,813
Accrued compensation and benefits	2,920	—	11,254	—	14,174
Accrued expenses and other current liabilities	690	—	17,052	—	17,742
Construction retention	—	—	69,722	—	69,722

Total current liabilities	6,735	—	241,810	—	248,545
Construction retention	—	—	2,527	—	2,527
Long-term debt	250,000	—	1,723,601	—	1,973,601
Long-term land concession obligation	—	—	27,640	—	27,640
Other long-term liabilities	—	—	573	—	573

Total liabilities	256,735	—	1,996,151	—	2,252,886

Commitments and contingencies
Stockholders’ equity:
Common stock	993	—	—	—	993
Additional paid-in capital	1,970,972	44,028	1,622,175	(1,666,203)	1,970,972
Deferred compensation - restricted stock	(20,820)	—	(2,573)	2,573	(20,820)
Accumulated other comprehensive income	16,505	—	16,505	(16,505)	16,505
Deficit accumulated from inception during the development stage	(352,160)	749	(321,192)	320,443	(352,160)

Total stockholders’ equity	1,615,490	44,777	1,314,915	(1,359,692)	1,615,490

Total liabilities and stockholders’ equity	$1,872,225	$44,777	$3,311,066	$(1,359,692)	$3,868,376

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$302,262	$—	$27,999	$—	$330,261
Restricted cash and investments	—	—	115,301	—	115,301
Receivables, net	19	—	208	—	227
Inventories	—	—	757	—	757
Prepaid expenses	290	—	4,393	—	4,683

Total current assets	302,571	—	148,658	—	451,229
Restricted cash and investments	769	29,691	796,606	—	827,066
Property and equipment, net	809	—	1,986,223	—	1,987,032
Water rights	—	—	6,400	—	6,400
Trademark	—	—	1,000	—	1,000
Deferred financing costs	7,652	—	80,913	—	88,565
Macau gaming concession, net	—	—	41,700	—	41,700
Deposits and other assets	5,674	—	55,546	—	61,220
Investment in subsidiaries	1,395,022	—	—	(1,395,022)	—
Intercompany balances	196,476	15,004	(211,480)	—	—

Total assets	$1,908,973	$44,695	$2,905,566	$(1,395,022)	$3,464,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$718	$—	$718
Current portion of land concession obligation	—	—	9,483	—	9,483
Accounts and construction payable	648	—	85,872	—	86,520
Accrued interest	6,875	—	5,206	—	12,081
Accrued compensation and benefits	6,464	—	4,646	—	11,110
Accrued expenses and other current liabilities	695	—	10,229	—	10,924
Construction retention	—	—	39,117	—	39,117

Total current liabilities	14,682	—	155,271	—	169,953
Construction retention	—	—	21,140	—	21,140
Long-term debt	250,000	—	1,350,328	—	1,600,328
Long-term land concession obligation	—	—	27,640	—	27,640
Other long-term liabilities	—	—	860	—	860

Total liabilities	264,682	—	1,555,239	—	1,819,921

Commitments and contingencies
Stockholders’ equity:
Common stock	990	—	—	—	990
Additional paid-in capital	1,951,906	44,028	1,628,149	(1,672,177)	1,951,906
Deferred compensation - restricted stock	(4,079)	—	(3,111)	3,111	(4,079)
Accumulated other comprehensive income	10,007	—	10,007	(10,007)	10,007
Deficit accumulated from inception during the development stage	(314,533)	667	(284,718)	284,051	(314,533)

Total stockholders’ equity	1,644,291	44,695	1,350,327	(1,395,022)	1,644,291

Total liabilities and stockholders’ equity	$1,908,973	$44,695	$2,905,566	$(1,395,022)	$3,464,212

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Art gallery	$—	$—	$—	$—	$—
Retail	—	—	—	—	—
Royalty	1,500	—	—	(1,500)	—
Water	—	—	—	—	—

Total revenues	1,500	—	—	(1,500)	—

Expenses:
Pre-opening costs	6,885	—	32,719	(1,500)	38,104
Depreciation and amortization	20	—	3,474	—	3,494
(Gain) / Loss on sale of assets	—	—	(12)	—	(12)
Selling, general and administrative	5	—	—	—	5
Cost of water	—	—	4	—	4
(Gain) / Loss from incidental operations	—	—	65	—	65

Total expenses	6,910	—	36,250	(1,500)	41,660

Operating loss	(5,410)	—	(36,250)	—	(41,660)

Other income (expense):
Interest expense, net	—	—	(4,601)	2,452	(2,149)
Interest income	4,175	82	4,377	(2,452)	6,182
Equity in loss from subsidiaries	(36,392)	—	—	36,392	—

Other income (expense), net	(32,217)	82	(224)	36,392	4,033

Net loss accumulated during the development stage	$(37,627)	$82	$(36,474)	$36,392	$(37,627)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Art gallery	$—	$—	$70	$—	$70
Retail	—	—	63	—	63
Royalty	1,500	—	—	(1,500)	—
Water	—	—	8	(6)	2

Total revenues	1,500	—	141	(1,506)	135

Expenses:
Pre-opening costs	4,533	—	9,991	27	14,551
Depreciation and amortization	19	—	762	—	781
Gain on sale of assets	—	—	(8)	—	(8)
Selling, general and administrative	3	—	1,710	(1,530)	183
Cost of water	—	—	9	(3)	6
Cost of retail sales	—	—	36	—	36

Total expenses	4,555	—	12,500	(1,506)	15,549

Operating loss	(3,055)	—	(12,359)	—	(15,414)

Other income (expense):
Interest expense, net	—	—	(103)	—	(103)
Interest income	721	120	778	—	1,619
Equity in loss from subsidiaries	(10,914)	—	—	10,914	—

Other income (expense), net	(10,193)	120	675	10,914	1,516

Minority interest	—	—	650	—	650

Net loss accumulated during the development stage	$(13,248)	$120	$(11,034)	$10,914	$(13,248)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FROM INCEPTION TO MARCH 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Revenues:
Airplane	$—	$—	$821	$(17)	$804
Art gallery	—	—	729	—	729
Retail	—	—	668	—	668
Royalty	16,567	—	—	(16,567)	—
Water	—	—	238	(187)	51

Total revenues	16,567	—	2,456	(16,771)	2,252

Expenses:
Pre-opening costs	58,028	4	157,162	(7,295)	207,899
Depreciation and amortization	117	—	37,242	—	37,359
Loss on sale of assets	—	—	822	—	822
Selling, general and administrative	8	—	11,288	(9,327)	1,969
Facility closure	—	—	1,577	—	1,577
Cost of water	—	—	491	(149)	342
Cost of retail sales	—	—	342	—	342
Loss from incidental operations	—	—	3,230	—	3,230

Total expenses	58,153	4	212,154	(16,771)	253,540

Operating loss	(41,586)	(4)	(209,698)	—	(251,288)

Other income (expense):
Interest expense, net	(3,532)	—	(17,503)	5,227	(15,808)
Interest income	13,401	753	23,748	(5,227)	32,675
Loss on extinguishment of debt	—	—	(122,788)	—	(122,788)
Equity in loss from subsidiaries	(320,443)	—	—	320,443	—

Other income (expense), net	(310,574)	753	(116,543)	320,443	(105,921)

Minority interest	—	—	5,049	—	5,049

Net loss accumulated during the development stage	$(352,160)	$749	$(321,192)	$320,443	$(352,160)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(37,627)	$82	$(36,474)	$36,392	$(37,627)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	20	—	3,474	—	3,494
Amortization of deferred compensation	1,256	—	—	—	1,256
Amortization of deferred financing costs	178	—	1,865	—	2,043
(Gain) / loss on sale of fixed assets	—	—	(12)	—	(12)
Equity in loss from subsidiaries	36,392	—	—	(36,392)	—
Increase (decrease) in cash from changes in:
Receivables, net	(8)	—	(567)	—	(575)
Inventories and prepaid expenses	(70)	—	(5,731)	—	(5,801)
Accounts payable and accrued expenses	(7,947)	—	39,277	—	31,330

Net cash provided by (used in) operating activities	(7,806)	82	1,832	—	(5,892)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(291,969)	—	(291,969)
Restricted cash and investments	101	7,418	(21,366)	—	(13,847)
Other assets	—	—	(21,323)	—	(21,323)
Intercompany balances	12,257	(7,500)	(4,757)	—	—
Proceeds from sale of equipment	—	—	23	—	23

Net cash provided by (used in) investing activities	12,358	(82)	(339,392)	—	(327,116)

Cash flows from financing activities:
Exercise of stock options	534	—	—	—	534
Proceeds from issuance of long-term debt	—	—	373,436	—	373,436
Principal payments of long-term debt	—	—	(176)	—	(176)
Payments on long-term leases	—	—	(4,759)		(4,759)

Net cash provided by financing activities	534	—	368,501	—	369,035

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	5,086	—	30,941	—	36,027
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$307,348	$—	$58,940	$—	$366,288

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(13,248)	$120	$(11,034)	$10,914	$(13,248)
Adjustments to reconcile net loss accumulated during the development stage to net cash provided by (used in) operating activities:
Depreciation and amortization	19	—	762	—	781
Minority interest	—	—	(650)	—	(650)
Amortization of deferred compensation	913	—	—	—	913
Amortization of deferred financing costs	180	—	3,121	—	3,301
(Gain) / Loss on sale of assets	—	—	—	—	—
Equity in loss from subsidiaries	10,914	—	—	(10,914)	—
Incidental operations	—	—	147		147
Increase (decrease) in cash from changes in:
Receivables, net	36	—	(2)	—	34
Inventories and prepaid expenses	(5)	—	57	—	52
Accounts payable and accrued expenses	(4,051)	—	11,803	—	7,752

Net cash provided by (used in) operating activities	(5,242)	120	4,204	—	(918)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(183,360)	—	(183,360)
Restricted cash and investments	—	7,384	154,245	—	161,629
Other assets	(500)	—	(2,916)	—	(3,416)
Intercompany balances	(20,463)	(7,504)	27,967	—	—
Proceeds from sale of equipment	—	—	—	—	—

Net cash used in investing activities	(20,963)	(120)	(4,064)	—	(25,147)

Cash flows from financing activities:
Principal payments of long-term debt	—	—	(10)	—	(10)

Net cash provided by financing activities	—	—	(10)	—	(10)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(26,205)	—	130	—	(26,075)
Balance, beginning of period	328,745	—	12,807	—	341,552

Balance, end of period	$302,540	$—	$12,937	$—	$315,477

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

FROM INCEPTION TO MARCH 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during the development stage	$(352,160)	$749	$(321,192)	$320,443	$(352,160)
Adjustments to reconcile net loss accumulated during the development stage to net cash used in operating activities:
Depreciation and amortization	117	—	37,242	—	37,359
Minority interest	—	—	(5,049)	—	(5,049)
Amortization and writeoff of deferred compensation	8,146	—	—	—	8,146
Amortization of deferred financing costs	1,264	—	74,222	—	75,486
Loss on sale of assets	—	—	822	—	822
Equity in loss from subsidiaries	320,443	—	—	(320,443)	—
Incidental operations	—	—	10,943	—	10,943
Increase (decrease) in cash from changes in:
Receivables, net	(27)	—	7,206	—	7,179
Inventories and prepaid expenses	(360)	—	(8,860)	—	(9,220)
Accounts payable and accrued expenses	6,735	—	54,601	—	61,336

Net cash provided by (used in) operating activities	(15,842)	749	(150,065)	—	(165,158)

Cash flows from investing activities:
Acquisition of Desert Inn Resort and Casino, net of cash acquired	—	—	(270,718)	—	(270,718)
Capital expenditures, net of construction payables	(448)	—	(1,865,199)	—	(1,865,647)
Restricted cash and investments	(668)	(22,273)	(933,273)	—	(956,214)
Investment in subsidiaries	(1,233,428)	—	—	1,233,428	—
Other assets	(5,674)	—	(62,622)	—	(68,296)
Intercompany balances	(574,540)	(22,500)	597,040	—	—
Proceeds from sale of equipment	—	—	42,855	—	42,855

Net cash used in investing activities	(1,814,758)	(44,773)	(2,491,917)	1,233,428	(3,118,020)

Cash flows from financing activities:
Equity contributions	596,120	44,024	1,268,361	(1,233,428)	675,077
Equity distributions	—	—	(110,482)	—	(110,482)
Exercise of stock options	1,319	—	—	—	1,319
Proceeds from issuance of common stock	1,331,139	—	—	—	1,331,139
Third party fees	(31,892)	—	(10,800)	—	(42,692)
Macau minority contributions	—	—	5,049	—	5,049
Proceeds from issuance of long-term debt	250,000	—	2,840,628	—	3,090,628
Principal payments of long-term debt	—	—	(1,186,333)	—	(1,186,333)
Payments on long-term leases	—	—	(4,759)		(4,759)
Deferred financing costs	(8,738)	—	(130,742)	—	(139,480)
Proceeds from issuance of related party loan	—	—	100,000	—	100,000
Principal payments of related party loan	—	—	(70,000)	—	(70,000)

Net cash provided by financing activities	2,137,948	44,024	2,700,922	(1,233,428)	3,649,466

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	307,348	—	58,940	—	366,288
Balance, beginning of period	—	—	—	—	—

Balance, end of period	$307,348	$—	$58,940	$—	$366,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreement governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities, competition in the casino/hotel and resorts industries, completion of our Wynn Macau casino resort on time and within budget, our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas (“Encore”) with anticipated cash flows generated at Wynn Las Vegas, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our lack of operating history, our dependence on Stephen A. Wynn and existing management, our dependence on a limited number of properties for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome (“SARS”) or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks such as the attacks that occurred on September 11, 2001. Further information on potential factors that could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

With the opening of Wynn Las Vegas on April 28, 2005, we have commenced our principal operations. From inception until the opening of Wynn Las Vegas, we had been primarily a casino resort development company. Our efforts had been devoted principally to the development and construction activities described below with respect to Wynn Las Vegas and Wynn Macau, our casino resorts in Las Vegas, Nevada, and in the Macau Special Administrative Region of the Peoples’ Republic of China (“Macau”), respectively.

We commenced construction of Wynn Macau in June 2004, and in September 2004 completed the financing necessary to fund its budgeted development, construction and pre-opening costs. We expect to open Wynn

Macau in the third quarter of 2006. We also continue to develop the budget plans and specifications for Encore, our second Las Vegas casino resort (the “Encore Budget, Plans and Specifications”), and expect Encore to open in the first half of 2008. There are significant risks associated with any major construction project, and unexpected developments or delays could occur.

Our consolidated financial statements also include results from the ownership and operation of our corporate aircraft and the operation of an art gallery, through May 6, 2004, displaying works from The Wynn Collection, which consists of works of fine art from the personal collection of Stephen A. and Elaine P. Wynn. Through June 2002, we also operated the golf course located on the site of the former Desert Inn Resort and Casino (the “Desert Inn) in Las Vegas.

Wynn Las Vegas

Wynn Las Vegas, including the resort’s on-site golf course, occupies approximately 192 acres of land fronting the Las Vegas Strip and utilizes an additional 18 acres across Sands Avenue for employee parking. The resort opened on April 28, 2005, offering 2,716 rooms and suites and a full complement of restaurants, nightclubs, bars, lounges and entertainment and recreational venues. Approximately 10,000 employees were recently hired and trained. Management believes it has appropriately staffed Wynn Las Vegas to account for the increased needs at and immediately following its opening. Management expects that natural staffing attrition will occur as operations stabilize.

The total cost of Wynn Las Vegas is estimated to be in the range of $2.7 to $2.75 billion, including the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies, but excluding the incremental cost for Encore, other than the land for Encore. Through March 31, 2005, we had funded approximately $2.4 billion of project costs for Wynn Las Vegas primarily from a combination of contributed capital, proceeds from the initial public offering of our common stock, proceeds from the issuance of our 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) which recently were discharged, the issuance of $1.3 billion of 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and a portion of the borrowings under our former and current credit facilities. As of March 31, 2005, we estimated that $335.0 to $385.0 million would be needed to complete Wynn Las Vegas. However, consistent with large-scale construction projects, determination of the final project cost is subject to a complete accounting after the date of final completion (as defined in the contract with the general contractor), which will occur in late 2005. Remaining work includes completing construction punch lists and the Broadway Theater, which will open in September 2005.

In December 2004, we contributed $400.0 million to Wynn Las Vegas, LLC from the proceeds of the November 2004 offering of 7.5 million shares of our common stock. Also, on December 14, 2004, we effected a series of transactions to refinance Wynn Las Vegas, LLC’s debt and raise additional funds for Encore at Wynn Las Vegas. These transactions included, among other things, issuance of the First Mortgage Notes, a tender offer for all of the outstanding Second Mortgage Notes, discharge of the remaining Second Mortgage Notes, and replacement of our previous credit facilities with new credit facilities. The new credit facilities bear interest at LIBOR plus 2.25% on the revolving credit facility (the “Revolver”) and LIBOR plus 2.125% on the term loan facility (the “Term Loans”). The refinancing lowered our overall cost of borrowing and provided the financial flexibility to allow for the further development of our real estate assets.

The $400.0 million contribution from our common stock offering, a portion of the remaining proceeds of the First Mortgage Notes, availability under our new credit facilities, our construction contingencies and our completion guarantee and liquidity reserve are expected to provide sufficient funds to pay for the actual cost of developing Wynn Las Vegas. We anticipate using a significant portion of our $50.0 million completion guarantee balance for Wynn Las Vegas and to the extent such funds are used, Wynn Las Vegas’ project budget will increase accordingly.

Wynn Resorts is not a guarantor of Wynn Las Vegas, LLC’s debt and is not obligated to apply any of its funds to the Wynn Las Vegas project, although it has more than $300.0 million in cash that can be made available.

Encore at Wynn Las Vegas

Due to anticipated demand for Wynn Las Vegas, the continued strength in the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we have refined the scope of Encore, elevating it to the status of a free standing casino resort; one which is fully integrated with Wynn Las Vegas. The current Encore program calls for a hotel tower consisting of approximately 1,100 suites and approximately 1,400 guest rooms. In addition, Encore will have 200,000 square feet of convention and meeting space, a 50,000 square foot casino, additional entertainment venues, restaurants, a spa and salon, swimming pools and retail space. We currently anticipate that Encore will open in the first half of 2008.

We expect that the remaining proceeds from the First Mortgage Notes, together with availability under our existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once we have finalized the scope and plans for Encore, we will seek the necessary consents and approvals from our lenders and noteholders.

Wynn Macau

We are constructing and will own and operate Wynn Macau, our first hotel and casino resort in Macau, under a 20-year casino concession agreement with the government of Macau granted in June 2002 to our indirect subsidiary, Wynn Macau, S.A. The resort will initially utilize approximately 11 acres of the approximately 16 acres of land leased by Wynn Macau, S.A. from the government of Macau in Macau’s inner harbor area, opposite the Hotel Lisboa, Macau’s largest and best known casino and hotel. Wynn Macau consists of approximately 600 hotel rooms, approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 28,000 square feet of retail space, and a spa, salon and entertainment facilities.

Design and construction of Wynn Macau is progressing on schedule and within budget. Wynn Macau is expected to open in the third quarter of 2006. Detailed interior design work is continuing, with the majority of architectural and structural design work now complete. Construction is progressing well with piling and other in-ground activities substantially complete. Superstructure works are well underway with the hotel tower reaching the tenth floor level. Construction activities since groundbreaking include the following:

•	Construction of basement plant and tunnel areas is substantially complete;

•	Hotel tower structure has reached the tenth floor level;

•	Structural floor slabs for the main casino area are approximately 95% complete;

•	Main casino area superstructure (columns and roof slab) is complete; and

•	Parking garage ground level structure is 65% complete.

Wynn Macau’s project budget is approximately $704.0 million. This includes construction and design costs of approximately $425.0 million, land acquisition costs of approximately $40.6 million, and capitalized interest, preopening expenses, financing fees and construction contingencies totaling in the aggregate approximately 238.4 million. The budget excludes up to $20.5 million of post-opening land concession payments that are anticipated to be funded from operating cash flows. As of March 31, 2005, we had funded approximately $156.1 million of project costs and estimated that approximately $547.9 million would be required to complete Wynn

Macau. These costs are being, and will continue to be, funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of capital contributions, intercompany loans (including up to $122.0 million from Wynn Las Vegas, LLC as provided under its existing indebtedness) and/or subordinated funding, as well as a $397.0 million senior secured credit facility.

Wynn Macau Expansion

We are currently in the process of finalizing our design for the expansion of Wynn Macau. The current expansion plans include an additional 85,000 square feet of casino space featuring approximately 150 table games, 500 slots and a sports book; two restaurants; a theater; and a dramatic front feature attraction at the entrance of the expansion. The expansion is on the remaining approximately five acres of the Wynn Macau site and is designed to seamlessly integrate into the Wynn Macau property. We intend to begin construction of the expansion in the third quarter of 2005 and open the expansion in the first half of 2007. Our preliminary budget for the expansion is approximately $345.0 million.

We intend to expand our current Wynn Macau senior debt facilities to finance the expansion and have engaged several lenders to arrange for the financing of the expansion.

Critical Accounting Policies and Estimates

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated lives of our depreciable assets, our annual evaluation of assets for impairment and the purchase price allocations made in connection with acquisitions, require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates. As of, and for the period from inception to March 31, 2005, management does not believe there are any highly uncertain matters or other underlying assumptions that would have a material effect on the statement of financial position or results of operations of the Company if actual results differ from our estimates.

Critical accounting policies currently reflected in the consolidated financial statements primarily relate to expensing pre-opening costs as incurred, capitalizing construction costs, including portions of interest attributable to certain qualifying assets, and other policies related to our development stage status.

During the period of the construction of Wynn Las Vegas and Wynn Macau, direct costs such as those expected to be incurred for the design and construction of the Wynn Las Vegas and Wynn Macau hotels and casinos, the Wynn Las Vegas golf course and the Wynn Las Vegas water-based entertainment production, including interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during the construction period. Depreciation expense related to the capitalized construction costs will be recognized when the related assets are put in service. Accordingly, as a result of the completion of construction and the commencement of operations at Wynn Las Vegas on April 28, 2005, significant amounts of depreciation expense will be recognized in the second quarter of 2005 based on the estimated useful life of the corresponding assets. This will have a significant effect on the results of our operations.

Results of Operations

We commenced principal operations on April 28, 2005, when Wynn Las Vegas opened to the public. For the period from inception to March 31, 2005, we were a development stage company. As is customary for a development stage company, revenues were minimal and consequently, we incurred losses in each of these periods. These losses increased commensurate with increased staff salaries and other pre-opening expenses as the Wynn Las Vegas and Wynn Macau projects progressed. The acceleration of these costs was expected and was included in the project budgets. We do not expect that our operating results prior to opening Wynn Las Vegas and Wynn Macau will be indicative of operating results thereafter.

Our operations no longer include water sales revenues because the last customers, the remaining homes along the former Desert Inn golf course, were acquired by us in the first quarter of 2004, and our water utility was deregulated and dissolved in the last quarter of 2004. Although we ceased operations of our art gallery and the related retail store as of May 6, 2004, we recommenced these operations when Wynn Las Vegas opened. We expect that the revenues associated with these ancillary businesses will be immaterial compared to the revenues that will be associated with the lodging, gaming, dining, entertainment, retail and other operations of our casino resorts.

Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

The Company’s development stage operations resulted in a net loss for the three months ended March 31, 2005, of approximately $37.6 million, a 184% increase over the net loss of approximately $13.2 million for the three months ended March 31, 2004, due to increased development activities.

We had no operating revenues during the first quarter of 2005. In the first quarter of 2004, we were operating the art gallery and the associated retail store and had water sales related to the then remaining homes of the Desert Inn Estates, which were all purchased later in 2004. We closed the art gallery in May 2004 and ended the water service to the last homeowners of the former Desert Inn Estates in the third quarter of 2004. We recommenced operation of the art gallery and retail store on April 28, 2005 with the opening of Wynn Las Vegas.

Total expenses for the three months ended March 31, 2005 increased approximately $26.1 million, or 168%, to $41.7 million, as compared to $15.6 million for the three months ended March 31, 2004, primarily due to an approximately $23.5 million, or 162%, increase in preopening costs to $38.1 million for the three months ended March 31, 2005, from $14.6 million for the three months ended March 31, 2004. The increase in pre-opening costs, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to the increase in preopening activities of Wynn Las Vegas and Wynn Macau as compared to the same period in the prior year.

Other income (expense), net for the three months ended March 31, 2005, increased approximately $2.5 million to approximately $4.0 million from $1.5 million for the three months ended March 31, 2004, primarily as a result of an approximately $2.0 million increase in interest expense, offset by an approximately $4.5 million increase in interest income. Interest income increased in the first quarter of 2005 compared to the first quarter of 2004 primarily related to the increased cash available and invested as a result of the proceeds from the First Mortgage Notes that were invested during the first quarter of 2005. Interest expense increased as a result of interest expense related to the Wynn Macau project that cannot be capitalized.

Comprehensive income for the three months ended March 31, 2005 of approximately $7.7 million increased from a comprehensive loss of $11.9 million for the three months ended March 31, 2004, due to the change in the fair value of our two interest rate swaps. We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our interest rate swaps have been designated by us as cash flow hedges in accordance with prevailing accounting regulations. As of March 31, 2005 and December 31, 2004, we recorded approximately $8.3 million and $10.0 million in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. The increase in fair value of $7.7 million recorded as a component of comprehensive income at March 31, 2005, was primarily due to higher short-term interest rates at March 31, 2005, compared to those rates at December 31, 2004. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Capital Resources

We have financed each of our projects separately at the subsidiaries that own and will operate them. As of March 31, 2005, we had two projects: Wynn Las Vegas and Wynn Macau. At March 31, 2005, we had approximately $366.3 million of cash and cash equivalents. In excess of $300.0 million of these funds are uncommitted and available for general corporate purposes. In addition, we had approximately $956.2 million in restricted cash and investments from the proceeds of our debt and equity financings. The substantial majority of this amount is restricted for the development and construction of Wynn Las Vegas (including Encore) and Wynn Macau, and certain other specific costs in accordance with agreements governing our debt facilities, including but not limited to approximately $748.0 million restricted for the construction, development and preopening expenses of Wynn Las Vegas and Encore, $106.0 million restricted for the development, construction and preopening expenses of Wynn Macau (including a $50.0 million performance bond collateral deposit), $80.0 million restricted for a Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore for a completion guarantee if the Encore Budget, Plans and Specifications are approved), approximately $22.3 million restricted for the semi-annual interest payments through July 15, 2007, on our 6% convertible subordinated debentures due 2015 (the “Debentures”) and small amounts committed for certain sales tax and other deposits. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Financing for Wynn Las Vegas and Encore

As of March 31, 2005, approximately $2.4 billion of the total Wynn Las Vegas project cost, (including the cost of the land, capitalized interest, pre-opening expenses and all financing fees) had been expended or incurred. This was funded primarily from a combination of contributed capital, proceeds from the initial public offering of our common stock, proceeds from the issuance of our recently discharged Second Mortgage Notes, proceeds from our First Mortgage Notes and a portion of the borrowings under our previous and current credit facilities. On December 14, 2004, we completed a series of transactions that refinanced Wynn Las Vegas, LLC’s debt structure and raised additional funds we anticipate will be needed to develop Encore. The closing of the refinancing was the culmination of a series of transactions designed to facilitate the development of Encore, lower our overall cost of borrowing, and achieve an enhanced degree of financial maturity. In addition, it provided us with the financial flexibility to continue to develop our real estate assets.

We borrowed the remaining $373.4 million available under the delay draw term loan facility during the first quarter of 2005, as was required under the agreements governing the credit facilities. The total $400 million of proceeds are being used to help finance the construction of Wynn Las Vegas.

We will fund the costs to complete Wynn Las Vegas using funds in the following order of priority:

•	First by using any remaining proceeds from the First Mortgage Notes, and the proceeds of borrowings under the new credit facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the new credit facilities;

•	Second, by using proceeds of additional borrowings under our new credit facilities; and

•	Third, by using the funds made available to us on a gradual basis from the $50 million completion guarantee deposit account and the $30 million liquidity reserve account.

We expect to use our construction contingencies and a significant portion of the completion guarantee to complete construction of Wynn Las Vegas. As the completion guarantee funds are committed for use, the final cost of the Wynn Las Vegas project will increase correspondingly. Consistent with large-scale construction projects, determination of the final project cost is subject to a complete accounting after the date of final completion (as defined in the contract with the general contractor), which will occur in late 2005.

Through March 31, 2005, we have funded approximately $36.7 million of costs associated with the design and predevelopment of Encore. Until such time as the Encore Budget, Plans and Specifications have been submitted by us and approved by a majority of the arrangers or a majority of the lenders under the new Wynn Las Vegas, LLC credit facilities pursuant to the terms of the disbursement agreement, the new disbursement agreement will permit disbursements of up to $100.0 million to pay for development costs for Encore. If the Encore Budget, Plans and Specifications are approved by June 30, 2005, then we expect to fund construction of Encore with remaining proceeds of the First Mortgage Notes, borrowings under the new Wynn Las Vegas, LLC credit facilities and future cash flows from the operations of Wynn Las Vegas. We will fund the costs of development and construction of Encore pursuant to the disbursement agreement, with funds utilized in the same order of priority as indicated above for Wynn Las Vegas. If the Encore Budget, Plans and Specifications are not approved by June 30, 2005, the amount available under the new credit facilities, and the amount of indebtedness that the indenture for the First Mortgage Notes will permit us to incur for this purpose, will be reduced by $550.0 million.

We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our two new interest rate swaps have been designated as cash flow hedges of $400.0 million of term loan borrowings under our new credit facilities in accordance Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As of March 31, 2005, we recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $8.3 million, an increase of $7.7 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Financing for Wynn Macau

As of March 31, 2005, approximately $156.1 million of the total Wynn Macau project cost, (including the cost of the land payments, capitalized interest, pre-opening expenses and all financing fees) had been funded. This was funded primarily from a combination of our cash on hand from contributed capital and the proceeds from intercompany loans.

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

The term loans will not be drawn until previously funded base equity (in the form of intercompany loans bearing 6.25% annual interest) of $230.0 million and scheduled subordinated funding (in the form of intercompany loans bearing interest at 7.5%) of $122.0 million have been expended for the construction and development of Wynn Macau.

Existing cash balances from Wynn Resorts, including amounts spent to date on Wynn Macau and $50 million deposited with Banco National Ultramarino, S.A. (“BNU”) as collateral for a bank guarantee as discussed further below, provide the $230.0 million of base equity to Wynn Macau, S.A. required under the financing documents. Simultaneously with the loan signing, Wynn Group, Asia, Inc. (“Wynn Asia”), a subsidiary of Wynn Resorts, entered into a Note Purchase Agreement with Wynn Macau, S.A. pursuant to which Wynn Asia will purchase $122.0 million in subordinated notes to be issued by Wynn Macau, S.A. In addition, Wynn Resorts provided $30.0 million of contingent funds that is available to pay additional costs of construction, if necessary.

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

In addition we have engaged several lenders to arrange for the financing for our Wynn Macau expansion.

Other Liquidity Matters

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other international or domestic markets, whether through acquisition, investment or development. For example, On April 25, 2005, we were notified by the Singapore Tourism Board that we have been qualified to participate in the Request for Proposal for an Integrated Resort that will be issued by the Singapore Government in the second quarter of 2005. There can be no assurances regarding the business prospects with respect to this or any other opportunity. This or any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts or through a line of subsidiaries separate from the Las Vegas or Macau-related entities. In addition, Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by the board of directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and will increase our leverage ratio.

Furthermore, if completion of the Encore or the Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening of those respective resorts will increase correspondingly. With the opening of Wynn Las Vegas, Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under the new Wynn Las Vegas, LLC credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the new Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau, upon opening, will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

The Company was previously required to obtain interest rate protection for at least $325 million of borrowings under the Company’s previous credit facilities, and in May 2003 and June 2003, the Company entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825 million of expected future borrowings under such credit facilities that were to mature in October 2008 and October 2009. These two interest rate swaps were accounted for as cash flow hedges under the provisions of SFAS No. 133.

On December 14, 2004, concurrent with refinancing Wynn Las Vegas, LLC’s indebtedness, the Company terminated the two interest rate swaps. As a result of the termination, the Company received approximately $9.6 million in settlement of the related asset, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million was amortized against interest expense during the first quarter of 2005.

Also concurrent with the refinancing, the Company entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the new credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, the Company receives payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase the Company’s recorded interest expense in the consolidated financial statements.

As of March 31, 2005, the Company recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $8.3 million, an increase of $7.7 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004.

The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the three months ended March 31, 2005, we incurred approximately $33.0 million in interest. Approximately $400.0 million of our outstanding indebtedness at March 31, 2005 was based upon a variable, LIBOR rate plus a premium. As such, a 1% increase in the LIBOR would have increased our interest cost by approximately $394,000, based upon the average amounts outstanding over the quarter.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenue for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s ability to service its debt, its results of operations and its financial condition. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

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

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

*10.1	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.

*10.2	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.

10.3	Description of Performance Based Incentive Plan Bonus Criteria for Fiscal Year 2005. (3)

*10.4	Employment Agreement, dated as of July 18, 2003, by and between Wynn Resorts (Macau), S.A. and Grant Bowie.

*10.5	Employment Agreement, dated as of May 2002, by and between Wynn Resorts, Limited and Linda Chen.

*10.6	Employment Agreement, dated as of March 2003, by and between Worldwide Wynn, LLC and Matt Maddox.

*10.7	First Amendment to Employment Agreement, dated as of September 1, 2004, by and between Worldwide Wynn, LLC and Matt Maddox.

*10.8	Employment Agreement, dated as of September 16, 2003 by and between Wynn Las Vegas, LLC and David Sisk.

*10.9	First Amendment to Employment Agreement, dated as of October 20, 2003 by and between Wynn Las Vegas, LLC and David Sisk.

*10.10	Employment Agreement, dated as of January 1, 2005, by and between Wynn Resorts, Limited and Karen Bozich.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 24, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 3, 2005	By:	/S/ JOHN STRZEMP
John Strzemp
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)