Form 10-Q
period 2005-06-30
WYNN RESORTS LTD
filed 2005-08-03
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common stock, $0.01 par value	99,503,517

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$485,796	$330,261
Restricted cash and investments	136,842	115,301
Receivables, net	55,544	227
Inventories	29,324	757
Prepaid expenses	6,976	4,683

Total current assets	714,482	451,229

Restricted cash and investments	455,170	827,066
Property and equipment, net	2,518,008	1,987,032
Water rights	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	89,782	88,565
Macau gaming concession, net	40,509	41,700
Deposits and other assets	82,427	61,220
Investment in unconsolidated affiliates	3,751	—

Total assets	$3,911,529	$3,464,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$739	$718
Current portion of land concession obligation	9,137	9,483
Accounts and construction payable	115,698	86,520
Accrued interest	14,745	12,081
Accrued compensation and benefits	31,050	11,110
Other accrued expenses	21,754	9,918
Customer deposits and other related liabilities	27,722	1,006
Construction retention	66,910	39,117

Total current liabilities	287,755	169,953

Construction retention	5,760	21,140
Long-term debt	2,018,185	1,600,328
Long-term land concession obligation	23,764	27,640
Other long-term liabilities	287	860

Total liabilities	2,335,751	1,819,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 99,310,794 and 98,983,344 shares issued and outstanding	993	990
Additional paid-in capital	1,971,503	1,951,906
Deferred compensation - restricted stock	(18,884)	(4,079)
Accumulated other comprehensive income	9,488	10,007
Accumulated deficit	(387,322)	(314,533)

Total stockholders’ equity	1,575,778	1,644,291

Total liabilities and stockholders’ equity	$3,911,529	$3,464,212

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Casino	$98,715	$—	$98,715	$—
Rooms	44,632	—	44,632	—
Food and beverage	48,056	—	48,056	—
Entertainment, retail and other	34,651	59	34,659	194

Gross revenues	226,054	59	226,062	194
Less promotional allowances	(24,934)	—	(24,934)	—

Net revenues	201,120	59	201,128	194
Operating costs and expenses:
Casino	42,280	—	42,280	—
Rooms	11,780	—	11,780	—
Food and beverage	33,706	—	33,706	—
Entertainment, retail and other	20,262	143	20,266	368
General and administrative	31,010	—	31,014	—
Provision for doubtful accounts	8,599	—	8,599	—
Pre-opening costs	43,365	16,466	81,469	31,016
Depreciation and amortization	26,125	1,042	29,619	1,824
Loss on sale of assets	16	520	5	512
Loss from incidental operations	32	—	105	—

Total operating costs and expenses	217,175	18,171	258,843	33,720
Equity in income from unconsolidated affiliates	251	—	251	—

Operating loss	(15,804)	(18,112)	(57,464)	(33,526)

Other income/(expense):
Interest income	6,983	1,511	13,165	3,130
Interest expense, net	(26,341)	(94)	(28,490)	(197)
Loss on early extinguishment of debt	—	(25,628)	—	(25,628)

Other income (expense), net	(19,358)	(24,211)	(15,325)	(22,695)

Minority interest	—	404	—	1,054

Net loss	(35,162)	(41,919)	(72,789)	(55,167)
Change in fair value of interest rate swaps	(5,814)	18,190	1,887	6,286

Comprehensive loss	$(40,976)	$(23,729)	$(70,902)	$(48,881)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.36)	$(0.49)	$(0.74)	$(0.67)
Diluted	$(0.36)	$(0.49)	$(0.74)	$(0.67)
Weighted average common shares outstanding:
Basic	98,203	84,687	98,132	82,764
Diluted	98,203	84,687	98,132	82,764

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(72,789)	$(55,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,619	1,824
Minority interest	—	(1,054)
Amortization of deferred compensation	2,653	1,826
Amortization and writeoff of deferred financing costs	6,597	17,426
Provision for doubtful accounts	8,599	—
Loss on sale of assets	5	512
Incidental operations	—	4,163
Equity in income of unconsolidated affiliates	(251)	—
Increase (decrease) in cash from changes in:
Receivables, net	(63,916)	70
Inventories and prepaid expenses	(31,433)	(81)
Accounts payable and accrued expenses	103,395	2,285

Net cash used in operating activities	(17,521)	(28,196)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(560,195)	(441,038)
Restricted cash and investments	350,355	180,287
Investment in unconsolidated affiliates	(3,500)	—
Other assets	(20,535)	(14,085)
Proceeds from sale of equipment	24	38

Net cash used in investing activities	(233,851)	(274,798)

Cash flows from financing activities:
Exercise of stock options	1,065	—
Proceeds from issuance of common stock	—	271,250
Third party fees	—	(3,145)
Proceeds from issuance of long-term debt	437,186	187,138
Principal payments of long-term debt	(19,354)	(122,481)
Payments on long-term land concession obligation	(4,222)	—
Payment of deferred financing costs	(7,768)	(10,311)

Net cash provided by financing activities	406,907	322,451

Cash and cash equivalents:
Increase in cash and cash equivalents	155,535	19,457
Balance, beginning of period	330,261	341,552

Balance, end of period	$485,796	$361,009

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and consummated an initial public offering on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 (date of inception) as a Nevada limited liability company to purchase the Desert Inn Resort and Casino (the “Desert Inn”) for the site of the Company’s first casino resort in Las Vegas, Nevada, hereinafter referred to as “Wynn Las Vegas.”

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

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The construction and development of Wynn Macau and the development of the Company’s expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore,” are ongoing. For the periods presented prior to and including April 27, 2005, the Company was solely a development stage company.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in the 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2004 have been reclassified to conform to the 2005 presentation. During 2005, the Company recorded the amounts reimbursed by executive officers of the Company for use of the corporate aircraft in preopening expenses as a reduction of the cost of operating the aircraft. Previously, such amounts had been recorded as revenues in the Company’s statements of operations and comprehensive loss. Approximately $44,000 and $107,000, respectively, for the three and six months ended June 30, 2004 were reclassified from revenues to preopening expenses to conform to the 2005 presentation. The reclassification had no effect on the previously reported net loss.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2005, approximately 47% of the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. Management believes that, as of June 30, 2005, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

As of June 30, 2005, the Company had total accounts receivable of $55.5 million, net of an allowance for uncollectible accounts of $8.5 million. Casino marker receivables, hotel receivables and other receivables as of June 30, 2005 totaled $45.5 million, $12.7 million and $5.8 million, respectively.

Revenue recognition and promotional allowances

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the slot club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for both the three and six months ended June 30, 2005 is primarily included in casino expenses as follows (amounts in thousands):

Rooms	$4,150
Food & beverage	9,981
Entertainment, retail and other	2,258

$16,389

Advertising

The Company expenses advertising costs the first time the advertising runs. Advertising expense was, prior to opening Wynn Las Vegas, included in preopening expenses. From opening on April 28, 2005, advertising costs are included in general and administrative expenses. Total advertising expenses were $8.5 million and $11.0 million, respectively, for the three and six months ended June 30, 2005. Advertising expenses were $765,000 and $1.0 million, respectively, for the three and six months ended June 30, 2004.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to Securities and Exchange Commission rule, is effective January 1, 2006. We are currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on our consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

3. Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For all periods presented, the Company has recorded net losses. As a result, basic EPS is equal to diluted EPS for all periods presented. The calculation of diluted EPS at June 30, 2005 excludes the following anti-dilutive securities: 2,674,300 shares issuable upon exercise of stock options, 1,033,892 shares under restricted stock grants that have not yet vested and 10,869,550 shares issuable upon conversion of the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). The calculation of diluted EPS at June 30, 2004 excludes the following anti-dilutive securities: 2,050,500 shares issuable upon exercise of stock options, 1,328,061 shares under restricted stock grants that have not yet vested and 10,869,550 shares issuable upon conversion of the Debentures.

4. Employee Stock-Based Compensation

As of June 30, 2005, the Company had a stock-based employee compensation plan to provide incentive compensation for directors, officers, key employees and consultants. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(35,162)	$(41,919)	$(72,789)	$(55,167)
Less: total stock-based employee compensation determined under the fair-value based method for all awards	(2,182)	(992)	(3,998)	(2,256)

Proforma net loss	$(37,344)	$(42,911)	$(76,787)	$(57,423)

Basic and diluted loss per share:
As reported	$(0.36)	$(0.49)	$(0.74)	$(0.67)

Proforma	$(0.38)	$(0.51)	$(0.78)	$(0.69)

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2005 and 2004 totaled approximately $63.4 million and $49.8 million, respectively. Interest capitalized for the six months ended June 30, 2005 and 2004 totaled approximately $41.3 million and $55.4 million, respectively.

Amortization of deferred compensation related to employees dedicated to the construction of Wynn Las Vegas and Wynn Macau that was capitalized into construction in progress for the six months ended June 30, 2005 and 2004 totaled approximately $1.1 million and $1.1 million, respectively.

The increase in the fair value of interest rate swaps accounted for as cash flow hedges for the six months ended June 30, 2005 totaled approximately $1.9 million. The fair value increased $6.0 million during the six months ended June 30, 2004.

Aircraft purchased and financed by debt during the six months ended June 30, 2004 totaled $11.7 million. No new aircraft were purchased in 2005.

6. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of the corporate aircraft, household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At June 30, 2005 and December 31, 2004, the Company’s net liability to Mr. Wynn and other officers was approximately $46,000 and $71,000, respectively.

The Wynn Collection

During the period from January 1, 2004 through May 6, 2004, the Company operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of fine art owned by Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts. The art gallery was closed on May 6, 2004, but a new art gallery featuring The Wynn Collection opened in Wynn Las Vegas on April 28, 2005. During the three and six month periods ended June 30, 2005 and 2004, Mr. and Mrs. Wynn leased The Wynn Collection

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues and was responsible for all the expenses incurred in exhibiting and safeguarding the collection. The current lease for The Wynn Collection extends through June 30, 2015. After specified notice periods, the Company or Mr. Wynn may terminate the lease. Subject to certain notice restrictions, Mr. Wynn has the right to remove or replace any or all of the works of art displayed in the gallery.

The “Wynn” Surname

On August 6, 2004, the Company entered into agreements with Mr. Wynn that confirm and clarify the Company’s rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted the Company the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

Villa Suite Lease

Effective July 1, 2005, Mr. and Mrs. Wynn lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined each year by the Audit Committee of the Board of Directors (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on a third-party appraisal, the Audit Committee set the rental for the first lease year at $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

7. Property and Equipment

Property and equipment as of June 30, 2005 and December 31, 2004, consist of the following (amounts in thousands):

	June 30, 2005	December 31, 2004
Land and improvements	$588,627	$353,544
Buildings and improvements	1,135,202	1,041
Airplanes	57,405	57,336
Furniture, fixtures and equipment	558,372	14,830
Leasehold interest	67,118	67,616
Construction in progress	144,335	1,499,083

	2,551,059	1,993,450
Less: accumulated depreciation	(33,051)	(6,418)

	$2,518,008	$1,987,032

Construction in progress for the three and six months ended June 30, 2005 and 2004 includes interest and other costs capitalized in conjunction with the Wynn Las Vegas, Encore and Wynn Macau projects.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capitalization of interest and other costs relating to Wynn Las Vegas ceased upon completion and opening of Wynn Las Vegas. Costs, including interest, relating to the Encore and Wynn Macau projects will continue during their respective construction and development phases.

8. Long-Term Debt

Long-term debt as of June 30, 2005 and December 31, 2004, consists of the following (amounts in thousands):

	June 30, 2005	December 31, 2004
6-5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$400.0 million Delay Draw Term Loan Facility; interest at LIBOR plus 2.125% (approximately 5.475% and 4.575%, respectively)	400,000	26,564
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
Notes payable - Aircraft; interest at LIBOR plus 2.375% (approximately 5.465%)	44,750	—
Notes payable - Aircraft; interest at 5.67%	14,328	14,659
12% Second Mortgage Notes, net of original issue discount of approximately $486,000 and $531,000, respectively, due November 1, 2010; effective interest at approximately 12.9%	9,656	9,611
Other	190	212

	2,018,924	1,601,046
Current portion of long-term debt	(739)	(718)

	$2,018,185	$1,600,328

Wynn Las Vegas Credit Facilities

Wynn Las Vegas, LLC borrowed the remaining $373.4 million available under its delay draw term loan facility during the first quarter of 2005, as required under the agreements governing its credit facilities. The total $400 million of proceeds funded a portion of the total cost of the construction of Wynn Las Vegas.

During the second quarter of 2005, Wynn Las Vegas, LLC, amended certain agreements pertaining to its credit facilities, specifically its Credit Agreement and its Master Disbursement Agreement, to among other things, (i) increase the limitation on expenditures for Encore project costs from $950 million to $1.4 billion; (ii) under certain circumstances, increase the annual limitation on capital expenditures for the year 2008 and each year thereafter from $120 million to $160 million; (iii) permit a transfer of up to five acres of the land currently owned by Wynn Golf, LLC, but not being used for the Wynn Las Vegas golf course, to Wynn Las Vegas, LLC for use in connection with Encore; (iv) extend the deadlines for certain deliverables related to Encore from various dates beginning April 15, 2005 to December 31, 2005; and (v) extend the dates for the opening and final completion of Encore to September 30, 2008 and December 31, 2008, respectively.

As of June 30, 2005, the Company is in compliance with all of the covenants governing its debts facilities.

Note Payable - Aircraft

As provided for in Wynn Las Vegas, LLC’s credit facilities, on May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans which

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

terminate and are payable in full on May 24, 2010. The term loans are guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in World Travel, LLC’s corporate aircraft. Principal and interest is payable quarterly and interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.375%. In addition to scheduled amortization payments, the Company is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the Company may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Wynn Las Vegas Interest Rate Swaps

On December 14, 2004, Wynn Las Vegas, LLC terminated two interest rate swaps. As a result, Wynn Las Vegas, LLC received approximately $9.6 million in settlement of the related asset, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $2.4 million was amortized against interest expense during the three and six months ended June 30, 2005.

Also on December 14, 2004, Wynn Las Vegas, LLC entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the new credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, Wynn Las Vegas, LLC receives payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase the Company’s recorded interest expense in the consolidated financial statements.

As of June 30, 2005, the Company recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $2.5 million, an increase of $1.9 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income.

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

9. Stockholders’ Equity

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

10. Commitments and Contingencies

Wynn Las Vegas

Construction. On April 28, 2005, Wynn Las Vegas opened to the public and construction was virtually complete. As of June 30, 2005, certain minor construction activities, primarily punchlist items and completion of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

a theater, continue. We expect that the total project cost will be in the range of $2.7 to $2.75 billion, however, consistent with large-scale construction projects, determination of the final Wynn Las Vegas project cost is subject to a complete accounting after the date of final completion (as defined in the contract with the general contractor), which will occur in late 2005.

Through June 30, 2005, the Company had funded approximately $2.66 billion of Wynn Las Vegas project costs. As of June 30, 2005, the Company had certain restricted cash balances for Wynn Las Vegas, including a $50.0 million completion guarantee balance and a $30.0 million liquidity reserve, and availability under its credit facilities. The Company believes such balances and availability will be sufficient to pay the final project costs of Wynn Las Vegas.

Encore Development. Due to the strong demand for Wynn Las Vegas, continued strength in the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company continues to evaluate the scope of Encore as part of its overall master plan. The current Encore program features an approximately 1,550-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 300 suites and approximately 1,250 guest rooms. Encore will have additional entertainment venues, restaurants, nightclubs, swimming pools, casino gaming, a spa and salon, convention and meeting space, and retail outlets.

In June 2005, the Company received the necessary consents from the holders of its 6-5/8% First Mortgage Notes due 2014 (“First Mortgage Notes”) and the Company’s lenders to extend the deadline for approval of the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) from June 30, 2005 to December 31, 2005 and to extend the outside date for completion of Encore from March 31, 2008 to December 31, 2008. The Company currently anticipates that Encore will open in the second or third quarter of 2008.

Although the budget has not been finalized and must be approved by the Company’s Board of Directors, the Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under its existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion, if needed on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once the Company has finalized the scope and plans for Encore, it will seek the necessary approvals from its lenders.

Entertainment Productions. The Company has entered into long-term agreements with Productions Du Dragon, S.A., a production services company (“Dragon”), and Calitri Services and Licensing Limited Liability Company, its affiliated creative production company (“Calitri”), for the licensing, creation, development and executive production of the water-based production show at Wynn Las Vegas named “Le Rêve, A Small Collection of Imperfect Dreams.” Under these agreements, as amended, the Company paid certain up-front creation and licensing fees, production costs and, since opening of the production, pays royalties of up to 10% of net ticket revenues and 10% of gross retail sales, and 50% of the show profits to Dragon and Calitri as calculated in accordance with the terms of the agreements. The term of each of the agreements is ten years after the opening date of the show with one five-year renewal option.

The Company also has an option with Dragon and Calitri for the development of a second production show for Wynn Las Vegas or for another project. The exercise of the option will require the payment of an additional $1.0 million and any additional project will require additional funds to develop.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2004, the Company purchased the rights to stage “Avenue Q,” the Tony Award-winning musical production currently playing on Broadway in New York City. The Company also entered into a Production Services Agreement with Q Las Vegas, LLC, an affiliate of the New York producer, for all production services. The Company will present this show at Wynn Las Vegas’ second showroom, the Broadway Theater, which is scheduled to open on August 27, 2005.

At June 30, 2005 and December 31, 2004, other assets included $35.6 million and $32.9 million, respectively, of amounts paid or accrued for production rights and creation and development costs in conjunction with these entertainment agreements.

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

Construction of Wynn Macau commenced in June 2004 under a guaranteed maximum price construction contract between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. Under the construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A. The general contractor is obligated to substantially complete the project by August 27, 2006 for a guaranteed maximum price of approximately $285.0 million (including the contractors’ fee and contingency). The total design and construction costs are estimated to be approximately $425.4 million. Both the contract time and guaranteed maximum price are subject to further adjustment under the circumstances specified in the contract. The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities, as well as a performance bond issued by a bank in an amount equal to $28.5 million.

Through June 30, 2005, Wynn Macau, S.A. had funded approximately $205.7 million of the total $704.0 million of budgeted project costs. As of June 30, 2005, currently approved project costs still to be incurred

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

totaled approximately $498.3 million. These costs are being and will be funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of base equity loans and subordinated funding, as well as the available Wynn Macau credit facilities. In addition, the Company has $30.0 million of long-term restricted cash reserved as contingent equity and a $30.0 million contingent debt facility from Wynn Macau, S.A.’s lenders.

In September 2004, in connection with the financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino (“BNU”) for a guarantee in the amount of 700.0 million patacas (approximately US$87.0 million). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. originally deposited $50.0 million of the $230.0 million base equity funding with BNU. As of June 30, 2005, however, Wynn Macau, S.A. has funded approximately $16.3 million of its project costs with funds from the $50 million on deposit with BNU. The guarantee is further secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee not to exceed approximately 12.3 million patacas (approximately US$1.5 million).

The Company is finalizing the design for an estimated $345.0 million expansion of Wynn Macau on approximately five acres of the Wynn Macau site. The Company is increasing the Wynn Macau senior debt facilities to finance the expansion and has engaged several lenders to arrange for the financing, which the Company expects to close in the third quarter of 2005.

Leases

The Company is the lessor under leases for five retail outlets and entered into license and distribution agreements for five additional retail outlets, and joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas provided some of the retail tenants an allowance for improvements. These improvement allowances were included in the budgeted costs to construct Wynn Las Vegas.

In addition to the above, the Company is the lessee under several leases for office space, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment. The Company also leases land from the government of Macau for the site of Wynn Macau.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of June 30, 2005.

11. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005; Wynn Macau is currently in the development and construction phase.

As of June 30, 2005 and December 31, 2004, the Company’s total assets by segment are as follows (in thousands):

	June 30, 2005	December 31, 2004
Total assets
Wynn Las Vegas	$3,017,103	$2,575,486
Wynn Macau	314,994	321,975
Corporate and other assets	579,432	566,751

Total consolidated assets	$3,911,529	$3,464,212

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s segment information on its results of operations for the three and six-month periods ended June 30, 2005 and 2004, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues (1)
Casino	$98,715	$—	$98,715	$—
Rooms	44,632	—	44,632	—
Food and beverage	48,056	—	48,056	—
Entertainment, retail and other	34,651	59	34,659	194

Gross revenues	226,054	59	226,062	194
Less promotional allowances	(24,934)	—	(24,934)	—

Net revenues	$201,120	$59	$201,128	$194

Adjusted Property EBITDA (1, 2)	$58,735	$(2)	$58,735	$(2)

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas	(36,900)	(8,756)	(65,137)	(15,877)
Wynn Macau	(4,124)	(2,254)	(6,598)	(4,532)
Corporate and other	(2,341)	(5,456)	(9,734)	(10,608)
Depreciation and amortization:
Wynn Las Vegas	(23,376)	(285)	(24,260)	(443)
Wynn Macau	(1,469)	(140)	(2,934)	(140)
Corporate and other	(1,280)	(617)	(2,425)	(1,241)
Corporate expenses and other	(5,049)	(602)	(5,111)	(683)

Total	(74,539)	(18,110)	(116,199)	(33,524)

Operating loss	(15,804)	(18,112)	(57,464)	(33,526)

Other non-operating costs and expenses
Interest income	6,983	1,511	13,165	3,130
Interest expense, net	(26,341)	(94)	(28,490)	(197)
Loss on early extinguishment of debt	—	(25,628)	—	(25,628)

Total	(19,358)	(24,211)	(15,325)	(22,695)

Minority interest	—	404	—	1,054

Net loss	$(35,162)	$(41,919)	$(72,789)	$(55,167)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.
(2)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, preopening and corporate expenses, losses on sales of assets, losses from incidental operations, and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of its segments—Wynn Las Vegas and Wynn Macau—and to compare the operating performance of its properties with those of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, preopening costs, interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Subsequent Events

Additional Entertainment Production

On July 20, 2005, the Company entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” in a new theater to be constructed at the Wynn Las Vegas casino resort. The new theater is expected to be adjacent to the existing Wynn Theater and will include a merchandise store, food and beverage facilities and a themed “Spamalot Environment.” Under the agreement, the Company is responsible for construction of the theater and related facilities, as well as advancing the initial production costs. The Company expects that these costs, together with certain rights fees, will exceed $50 million. The construction cost and completion date for the theater, and the opening date for the production, have not yet been determined.

13. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$310,056	$—	$175,740	$—	$485,796
Restricted cash and investments	—	—	136,842	—	136,842
Receivables, net	46	—	55,498	—	55,544
Inventories	—	—	29,324	—	29,324
Prepaid expenses	413	—	6,563	—	6,976

Total current assets	310,515	—	403,967	—	714,482
Restricted cash and investments	771	22,344	432,055	—	455,170
Property and equipment, net	770	—	2,517,238	—	2,518,008
Water rights	—	—	6,400	—	6,400
Trademark	—	—	1,000	—	1,000
Deferred financing costs	7,295	—	82,487	—	89,782
Macau gaming concession, net	—	—	40,509	—	40,509
Deposits and other assets	917	—	81,510	—	82,427
Investment in subsidiaries	1,316,804	—	—	(1,316,804)	—
Investment in unconsolidated affiliates	—	—	3,751	—	3,751
Intercompany balances	200,476	22,500	(222,976)	—	—

Total assets	$1,837,548	$44,844	$3,345,941	$(1,316,804)	$3,911,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$739	$—	$739
Current portion of land concession obligation	—	—	9,137	—	9,137
Accounts and construction payable	(5)	—	115,703	—	115,698
Accrued interest	6,875	—	7,870	—	14,745
Accrued compensation and benefits	4,106	—	26,944	—	31,050
Other accrued expenses	794	—	20,960	—	21,754
Customer deposits and other related liabilities	—	—	27,722	—	27,722
Construction retention	—	—	66,910	—	66,910

Total current liabilities	11,770	—	275,985	—	287,755
Construction retention	—	—	5,760	—	5,760
Long-term debt	250,000	—	1,768,185	—	2,018,185
Long-term land concession obligation	—	—	23,764	—	23,764
Other long-term liabilities	—	—	287	—	287

Total liabilities	261,770	—	2,073,981	—	2,335,751

Commitments and contingencies
Stockholders’ equity:
Common stock	993	—	—	—	993
Additional paid-in capital	1,971,503	44,028	1,622,213	(1,666,241)	1,971,503
Deferred compensation - restricted stock	(18,884)	—	(2,034)	2,034	(18,884)
Accumulated other comprehensive income	9,488	—	9,488	(9,488)	9,488
Accumulated deficit	(387,322)	816	(357,707)	356,891	(387,322)

Total stockholders’ equity	1,575,778	44,844	1,271,960	(1,316,804)	1,575,778

Total liabilities and stockholders’ equity	$1,837,548	$44,844	$3,345,941	$(1,316,804)	$3,911,529

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$302,262	$—	$27,999	$—	$330,261
Restricted cash and investments	—	—	115,301	—	115,301
Receivables, net	19	—	208	—	227
Inventories	—	—	757	—	757
Prepaid expenses	290	—	4,393	—	4,683

Total current assets	302,571	—	148,658	—	451,229
Restricted cash and investments	769	29,691	796,606	—	827,066
Property and equipment, net	809	—	1,986,223	—	1,987,032
Water rights	—	—	6,400	—	6,400
Trademark	—	—	1,000	—	1,000
Deferred financing costs	7,652	—	80,913	—	88,565
Macau gaming concession, net	—	—	41,700	—	41,700
Deposits and other assets	5,674	—	55,546	—	61,220
Investment in subsidiaries	1,395,022	—	—	(1,395,022)	—
Intercompany balances	196,476	15,004	(211,480)	—	—

Total assets	$1,908,973	$44,695	$2,905,566	$(1,395,022)	$3,464,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$718	$—	$718
Current portion of land concession obligation	—	—	9,483	—	9,483
Accounts and construction payable	648	—	85,872	—	86,520
Accrued interest	6,875	—	5,206	—	12,081
Accrued compensation and benefits	6,464	—	4,646	—	11,110
Other accrued expenses	695	—	9,223	—	9,918
Customer deposits and other related liabilities	—	—	1,006	—	1,006
Construction retention	—	—	39,117	—	39,117

Total current liabilities	14,682	—	155,271	—	169,953
Construction retention	—	—	21,140	—	21,140
Long-term debt	250,000	—	1,350,328	—	1,600,328
Long-term land concession obligation	—	—	27,640	—	27,640
Other long-term liabilities	—	—	860	—	860

Total liabilities	264,682	—	1,555,239	—	1,819,921

Commitments and contingencies
Stockholders’ equity:
Common stock	990	—	—	—	990
Additional paid-in capital	1,951,906	44,028	1,628,149	(1,672,177)	1,951,906
Deferred compensation - restricted stock	(4,079)	—	(3,111)	3,111	(4,079)
Accumulated other comprehensive income	10,007	—	10,007	(10,007)	10,007
Accumulated deficit	(314,533)	667	(284,718)	284,051	(314,533)

Total stockholders’ equity	1,644,291	44,695	1,350,327	(1,395,022)	1,644,291

Total liabilities and stockholders’ equity	$1,908,973	$44,695	$2,905,566	$(1,395,022)	$3,464,212

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$98,715	$—	$98,715
Rooms	—	—	44,632	—	44,632
Food and beverage	—	—	48,056	—	48,056
Entertainment, retail and other	—	—	34,651	—	34,651

Gross revenues	—	—	226,054	—	226,054
Less promotional allowances	—	—	(24,934)	—	(24,934)

Net revenues	—	—	201,120	—	201,120
Operating costs and expenses:
Casino	—	—	42,280	—	42,280
Rooms	—	—	11,780	—	11,780
Food and beverage	—	—	33,706	—	33,706
Entertainment, retail and other	—	—	20,262	—	20,262
General and administrative	3,070	4	27,936	—	31,010
Provision for doubtful accounts	(12)	—	8,611	—	8,599
Pre-opening costs	2,502	—	40,863	—	43,365
Depreciation and amortization	20	—	26,105	—	26,125
(Gain) / Loss on sale of assets	(1)	—	17	—	16
Loss from incidental operations	—	—	32	—	32

Total operating costs and expenses	5,579	4	211,592	—	217,175
Equity in income/(loss) from unconsolidated affiliates	(36,448)	—	251	36,448	251

Operating income/(loss)	(42,027)	(4)	(10,221)	36,448	(15,804)

Other income/(expense):
Interest income	5,083	71	4,742	(2,913)	6,983
Interest expense, net	(2,719)	—	(26,535)	2,913	(26,341)
Management fees and royalties	4,501	—	(4,501)	—	—

Other income (expense), net	6,865	71	(26,294)	—	(19,358)

Net income/(loss)	$(35,162)	$67	$(36,515)	$36,448	$(35,162)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	67	(8)	59

Gross revenues	—	—	67	(8)	59
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	67	(8)	59
Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	1,660	(1,517)	143
General and administrative	—	—	—	—	—
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	5,024	3	11,430	9	16,466
Depreciation and amortization	20	—	1,022	—	1,042
Loss on sale of assets	—	—	520	—	520
Loss from incidental operations	—	—	—	—	—

Total operating costs and expenses	5,044	3	14,632	(1,508)	18,171
Equity in income/(loss) from unconsolidated affiliates	(39,439)	—	—	39,439	—

Operating income/(loss)	(44,483)	(3)	(14,565)	40,939	(18,112)

Other income/(expense):
Interest income	1,064	111	520	(184)	1,511
Interest expense, net	—	—	(278)	184	(94)
Loss on early extinguishment of debt	—	—	(25,628)	—	(25,628)
Management fees and royalties	1,500	—	—	(1,500)	—

Other income (expense), net	2,564	111	(25,386)	(1,500)	(24,211)

Minority interest	—	—	404	—	404

Net income/(loss)	$(41,919)	$108	$(39,547)	$39,439	$(41,919)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$98,715	$—	$98,715
Rooms	—	—	44,632	—	44,632
Food and beverage			48,056		48,056
Entertainment, retail and other	—	—	34,659	—	34,659

Gross revenues	—	—	226,062	—	226,062
Less promotional allowances	—	—	(24,934)	—	(24,934)

Net revenues	—	—	201,128	—	201,128
Operating costs and expenses:
Casino	—	—	42,280	—	42,280
Rooms	—	—	11,780	—	11,780
Food and beverage	—	—	33,706	—	33,706
Entertainment, retail and other	—	—	20,266	—	20,266
General and administrative	3,075	4	27,935	—	31,014
Provision for doubtful accounts	(12)	—	8,611	—	8,599
Pre-opening costs	9,388	—	72,081	—	81,469
Depreciation and amortization	39	—	29,580	—	29,619
(Gain) / Loss on sale of assets	(1)	—	6	—	5
Loss from incidental operations	—	—	105	—	105

Total operating costs and expenses	12,489	4	246,350	—	258,843
Equity in income/(loss) from unconsolidated affiliates	(72,840)	—	251	72,840	251

Operating income/(loss)	(85,329)	(4)	(44,971)	72,840	(57,464)

Other income/(expense):
Interest income	9,258	153	9,119	(5,365)	13,165
Interest expense, net	(2,719)	—	(31,136)	5,365	(28,490)
Management fees and royalties	6,001	—	(6,001)	—	—

Other income (expense), net	12,540	153	(28,018)	—	(15,325)

Net income/(loss)	$(72,789)	$149	$(72,989)	$72,840	$(72,789)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	207	(13)	194

Gross revenues	—	—	207	(13)	194
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	207	(13)	194
Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	3	—	3,416	(3,051)	368
General and administrative	—	—	—	—	—
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	9,557	4	21,419	36	31,016
Depreciation and amortization	38	—	1,786	—	1,824
Loss on sale of assets	—	—	512	—	512
Loss from incidental operations	—	—	—	—	—

Total operating costs and expenses	9,598	4	27,133	(3,015)	33,720
Equity in income/(loss) from unconsolidated affiliates	(50,353)	—	—	50,353	—

Operating income/(loss)	(59,951)	(4)	(26,926)	53,355	(33,526)

Other income/(expense):
Interest income	1,784	232	1,298	(184)	3,130
Interest expense, net	—	—	(381)	184	(197)
Loss on early extinguishment of debt	—	—	(25,628)	—	(25,628)
Management fees and royalties	3,000	—	—	(3,000)	—

Other income (expense), net	4,784	232	(24,711)	(3,000)	(22,695)

Minority interest	—	—	1,054	—	1,054

Net income/(loss)	$(55,167)	$228	$(50,583)	$50,355	$(55,167)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income/(loss)	$(72,789)	$149	$(72,989)	$72,840	$(72,789)
Adjustments to reconcile net income/(loss) to net cash provided (used in) operating activities:
Depreciation and amortization	39	—	29,580	—	29,619
Amortization of deferred compensation	2,653	—	—	—	2,653
Amortization of deferred financing costs	357	—	6,240	—	6,597
Provision for doubtful accounts	(12)	—	8,611	—	8,599
(Gain)/loss on sale of fixed assets	(1)	—	6	—	5
Equity in unconsolidated affiliates	72,840	—	(251)	(72,840)	(251)
Increase (decrease) in cash from changes in:
Receivables, net	(15)	—	(63,901)	—	(63,916)
Inventories and prepaid expenses	(123)	—	(31,310)	—	(31,433)
Accounts payable and accrued expenses	(2,912)	—	106,307	—	103,395

Net cash provided by (used in) operating activities	37	149	(17,707)	—	(17,521)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(560,195)	—	(560,195)
Restricted cash and investments	(2)	7,347	343,010	—	350,355
Investment in unconsolidated affiliates	—	—	(3,500)	—	(3,500)
Other assets	7	—	(20,542)	—	(20,535)
Intercompany balances	6,686	(7,496)	810	—	—
Proceeds from sale of equipment	1	—	23	—	24

Net cash provided by (used in) investing activities	6,692	(149)	(240,394)	—	(233,851)

Cash flows from financing activities:
Exercise of stock options	1,065	—	—	—	1,065
Proceeds from issuance of long-term debt	—	—	437,186	—	437,186
Principal payments of long-term debt	—	—	(19,354)	—	(19,354)
Payments on long-term land concession obligation	—	—	(4,222)		(4,222)
Deferred financing costs	—	—	(7,768)		(7,768)

Net cash provided by financing activities	1,065	—	405,842	—	406,907

Cash and cash equivalents:
Increase in cash and cash equivalents	7,794	—	147,741	—	155,535
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$310,056	$—	$175,740	$—	$485,796

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income/(loss)	$(55,167)	$228	$(50,583)	$50,355	$(55,167)
Adjustments to reconcile net income/(loss) to net cash provided (used in) operating activities:
Depreciation and amortization	38	—	1,786	—	1,824
Minority interest	—	—	(1,054)	—	(1,054)
Amortization of deferred compensation	1,826	—	—	—	1,826
Amortization of deferred financing costs	360	—	17,066	—	17,426
Loss on sale of assets	—	—	512	—	512
Equity in unconsolidated affiliates	50,355	—	—	(50,355)	—
Incidental operations	—	—	4,163		4,163
Increase (decrease) in cash from changes in:
Receivables, net	36	—	34	—	70
Inventories and prepaid expenses	(93)	—	12	—	(81)
Accounts payable and accrued expenses	(341)	—	2,626	—	2,285

Net cash provided by (used in) operating activities	(2,986)	228	(25,438)	—	(28,196)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(19)	—	(441,019)	—	(441,038)
Restricted cash and investments	—	7,272	173,015	—	180,287
Other assets	(5,000)	—	(9,085)	—	(14,085)
Intercompany balances	(242,031)	(7,500)	249,531	—	—
Proceeds from sale of equipment	—	—	38	—	38

Net cash used in investing activities	(247,050)	(228)	(27,520)	—	(274,798)

Cash flows from financing activities:
Proceeds from issuance of common stock	271,250	—	—	—	271,250
Third party fees	(3,145)	—	—	—	(3,145)
Deferred financing costs	(479)	—	(9,832)	—	(10,311)
Proceeds from issuance of long-term debt	—	—	187,138	—	187,138
Principal payments of long-term debt	—	—	(122,481)	—	(122,481)

Net cash provided by financing activities	267,626	—	54,825	—	322,451

Cash and cash equivalents:
Increase in cash and cash equivalents	17,590	—	1,867	—	19,457
Balance, beginning of period	328,745	—	12,807	—	341,552

Balance, end of period	$346,335	$—	$14,674	$—	$361,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreement governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities, competition in the casino/hotel and resort industries, completion of our Wynn Macau casino resort on time and within budget, our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas (“Encore”) with anticipated cash flows generated at our Wynn Las Vegas casino resort, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our lack of operating history, our dependence on Stephen A. Wynn and existing management, our dependence on a limited number of properties for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as severe acute respiratory syndrome (“SARS”) or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

Wynn Las Vegas, our first casino resort, opened on April 28, 2005. Including the on-site golf course, the resort occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking. Wynn Las Vegas offers 2,716 rooms and suites, an approximately 111,000 square foot casino, 22 food and beverage outlets, an 18-hole golf course, approximately 223,000 square feet of meeting space, a Ferrari and Maserati automobile dealership and approximately 76,000 square feet of retail space. Until the opening of Wynn Las Vegas, we were solely a development stage company.

We are developing and constructing Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the Peoples’ Republic of China (“Macau”). Wynn Macau will initially utilize approximately 11 acres of the approximately 16 acres of land leased by Wynn Macau, S.A. from the government of Macau in Macau’s inner harbor area, opposite the Hotel Lisboa, Macau’s largest and best known casino and hotel. Wynn Macau will initially consist of approximately 600 hotel rooms, approximately 100,000 square feet of casino gaming space (including 200 table games and 350 slot machines), seven restaurants, approximately 28,000 square feet of retail space, a spa, a salon and entertainment facilities. We expect to open Wynn Macau in the third quarter of 2006.

In addition, we continue to develop the budget, plans and specifications for Encore and are finalizing the general scope and design and financing for an expansion of Wynn Macau.

We also have submitted a design concept to the Singapore government for the development of an integrated resort, including a casino, in Singapore and have been notified by the Singapore Tourism Board that we have been qualified to participate in the Request for Proposal for the integrated resort that is now expected to be issued by the Singapore Government in the third quarter of 2005.

Critical Accounting Policies and Estimates

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

Construction and Development Estimates

During construction, direct construction and development costs, such as those incurred for the design and construction of the Wynn Las Vegas and Wynn Macau hotels and casinos, the Wynn Las Vegas golf course and the Wynn Las Vegas water-based entertainment production, including interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during the construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon opening, we began recognizing depreciation on the fixed assets of Wynn Las Vegas. Depreciation expense is recognized in our financial statements based on the straight-line method over the estimated useful lives of the corresponding assets as follows:

Buildings and improvements	40 years
Parking garage	15 years
Airplanes	7 to 20 years
Furniture, fixtures, equipment and land improvements	3 to 20 years

Costs of building repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of is eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

In addition, during construction and development, preopening or start-up costs are expensed when incurred. Significant costs were incurred and charged to preopening expenses through the second quarter of 2005, as anticipated. Although Wynn Las Vegas opened on April 28, 2005, start-up costs relating to Encore and Wynn Macau will continue to be charged to preopening expenses.

Allowance for Estimated Doubtful Accounts Receivable

We maintain an allowance, or reserve, for doubtful accounts. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts. Direct charge-offs decrease the allowance. We evaluate the allowance for doubtful accounts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and intend to aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and civil litigation and criminal proceedings. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At June 30, 2005, approximately 47% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

Because individual customer account balances can be significant, the allowance and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as necessary.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to SEC rule, is effective January 1, 2006. We are currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on our consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. The quality of the non-gaming amenities combined with our goal of providing an unparalleled total resort experience to our guests is expected to drive a premium in our non-gaming revenues. Consequently, we believe that revenues from our gaming activities will comprise a lower percentage of our total revenues than for many of our competitors.

We are currently reliant solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flow in one property exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single property, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results. Our interim period results will, to some degree, be affected by, among other things, major Las Vegas conventions, major sporting and other special events, and holidays; however, our operations are not expected to be highly impacted by seasonality.

We opened Wynn Las Vegas on April 28, 2005 and operated the casino resort for 64 days in the three and six-month periods ended June 30, 2005. Prior to opening Wynn Las Vegas, we were a development stage company and had not commenced operations, nor generated any significant revenues. We believe that our results of operations for the three and six month periods ended June 30, 2005 and 2004 are not indicative of results expected in the future.

Our net loss for the three months ended June 30, 2005 was $35.2 million, which represents a $6.7 million or 16% decrease from the net loss of $41.9 million for the quarter ended June 30, 2004. Our net loss for the six months ended June 30, 2005 was $72.8 million, which represents a $17.6 million or 32% increase from the net loss of $55.2 million for the six months ended June 30, 2004.

We expect that the operating revenues and expenses of Wynn Las Vegas will increase when we operate for a full quarter. We also expect that our preopening expenses, which were a significant contributor to the net losses incurred for the three and six months ended June 30, 2005 and 2004, will decrease in the near term. We will no longer incur preopening expenses associated with Wynn Las Vegas (excluding Encore), although preopening expenses relating to Encore, which to date have not been material, will increase as the scope and plans for Encore are completed, and preopening expenses associated with Wynn Macau will increase as the construction of Wynn Macau progresses.

Financial results for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

The following table sets forth our financial results for the periods indicated by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues (1)
Casino	$98,715	$—	$98,715	$—
Rooms	44,632	—	44,632	—
Food and beverage	48,056	—	48,056	—
Entertainment, retail and other	34,651	59	34,659	194

Gross revenues	226,054	59	226,062	194
Less promotional allowances	(24,934)	—	(24,934)	—

Net revenues	$201,120	$59	$201,128	$194

Adjusted Property EBITDA (1,2)	$58,735	$(2)	$58,735	$(2)

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas	(36,900)	(8,756)	(65,137)	(15,877)
Wynn Macau	(4,124)	(2,254)	(6,598)	(4,532)
Corporate and other	(2,341)	(5,456)	(9,734)	(10,608)
Depreciation and amortization:
Wynn Las Vegas	(23,376)	(285)	(24,260)	(443)
Wynn Macau	(1,469)	(140)	(2,934)	(140)
Corporate and other	(1,280)	(617)	(2,425)	(1,241)
Corporate expenses and other	(5,049)	(602)	(5,111)	(683)

Total	(74,539)	(18,110)	(116,199)	(33,524)

Operating loss	(15,804)	(18,112)	(57,464)	(33,526)

Other non-operating costs and expenses
Interest income	6,983	1,511	13,165	3,130
Interest expense, net	(26,341)	(94)	(28,490)	(197)
Loss on early extinguishment of debt	—	(25,628)	—	(25,628)

Total	(19,358)	(24,211)	(15,325)	(22,695)

Minority interest	—	404	—	1,054

Net loss	$(35,162)	$(41,919)	$(72,789)	$(55,167)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.
(2)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening and corporate expenses, losses on sales of assets, losses from incidental operations, and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of its segments:—Wynn Las Vegas and Wynn Macau—and to compare the operating performance of its properties with those of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, propening costs interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

The 64 days of operations from the opening of Wynn Las Vegas on April 28, 2005 through June 30, 2005 have no comparisons to prior periods.

Wynn Las Vegas casino revenues were comprised of table games revenues, slot machine revenues and other gaming revenues of approximately $62.0 million, $34.2 million and $2.5 million, respectively. The average table games win per table per day was $7,117, and the average slot win per unit per day was $273. Table games win percentage (before discounts) was 21.1%, which is within the expected range of 18% to 22%. Slot win percentage was within the expected range of 5% to 6% of handle.

During the same period, Wynn Las Vegas room revenues were approximately $44.6 million. Average daily rate (“ADR”) and occupancy for that period were $284 and 90.1%, respectively, generating revenues per available room (“REVPAR”) of $255. Other non-gaming revenues included food and beverage revenues of approximately $48.1 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $9.6 million, and other revenues from outlets such as the spa and salon of approximately $8.2 million.

Wynn Las Vegas’ adjusted EBITDA was approximately $58.7 million. Included in adjusted EBITDA are direct departmental expenses not present in the corresponding 2004 periods. These departmental expenses include casino expenses of $42.3 million, rooms expenses of $11.8 million, food and beverage expenses of $33.7 million, and entertainment, retail and other expenses of $20.3 million. We believe we appropriately staffed Wynn Las Vegas to account for increased needs during this opening period and expect that natural staffing attrition will coincide with improvements in operating efficiencies.

Wynn Las Vegas’ preopening expenses increased by $28.1 million and $49.3 million or 321% and 310%, respectively, for the three and six month periods in 2005 compared to 2004, due primarily to a substantial increase in staffing required in the period immediately before the opening of Wynn Las Vegas.

Wynn Macau’s preopening expenses increased by $1.9 million and $2.1 million, or 83% and 46%, respectively, for the three and six month periods in 2005 compared to 2004, due primarily to the increased preopening activity commensurate with the progress of the Wynn Macau construction project. We expect that Wynn Macau’s preopening expenses will continue to increase in future periods as Wynn Macau’s construction and development continues, similar to the trend experienced with Wynn Las Vegas.

Wynn Las Vegas’ depreciation and amortization increased by $23.1 million and $23.8 million for the three and six month periods ended June 30, 2005, compared to the same periods in 2004, as a result of the opening of Wynn Las Vegas. During construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expenses. The depreciation expenses will continue throughout the estimated useful lives of these assets and are a function of the total number of operating days in the period. Consequently, we expect depreciation expenses to increase in future periods.

Wynn Macau’s depreciation and amortization expenses also increased by $1.3 million and $2.8 million, respectively for the three and six month periods in 2005, compared to 2004, due primarily to the amortization of the capitalized intangible assets associated with the Macau casino and land lease concessions. In September 2004, we purchased the 17.5% minority interest in Wynn Macau for 1,333,333 shares of Wynn Resorts’ common stock. We allocated $42.3 million of the value of the shares to the casino concession, which is charged to amortization expense over the concession’s term through June 2022. We also obtained a land lease concession during 2004, which we charge to depreciation and amortization over the 25-year lease term. Other than these charges to depreciation and amortization, Wynn Macau’s depreciation expenses will remain relatively insignificant until the resort opens and its assets are placed into service.

Corporate expenses reflect costs such as salaries and other general and administrative expenses that are not allocated to our Wynn Las Vegas or Wynn Macau segments. Prior to opening Wynn Las Vegas, corporate expenses were reported as preopening expenses. Consequently the corporate expenses of approximately $5.0 million represent those unallocated expenses incurred during 64 days of operations.

Interest income increased by $5.5 million and $10.0 million, respectively, for the three and six months ended June 30, 2005, compared to 2004, due to the significant increase in the amount of cash balances available and invested from the remaining proceeds of our 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under the Wynn Las Vegas, LLC credit facilities that were invested during the three and six months ended June 30, 2005, compared to the same periods in 2004.

Interest expense, net, increased by $26.2 million and $28.3 million for the three and six months ended June 30, 2005, compared to 2004, due to the significant decrease in the amount of interest capitalized. During the construction of Wynn Las Vegas, a significant portion of the interest costs were capitalized. Upon opening Wynn Las Vegas, a substantial portion of our assets previously under construction were placed into service, and the majority of our interest cost was thereafter expensed.

Also, during 2004, we recorded a $25.6 million loss on the early retirement of $122.4 million of the original $370.0 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”). This loss resulted from the writeoff of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. Most of the remaining principal amount of the Second Mortgage Notes have since been repurchased.

Comprehensive loss of approximately $5.8 million for the three months ended June 30, 2005 and the comprehensive income of approximately $1.9 million for the six months ended June 30, 2005 decreased from the comprehensive income of $18.2 million and $6.3 million, respectively, for the three and six months ended June 30, 2004, due to the changes in the fair value of our two interest rate swaps during each of those periods. We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our interest rate swaps have been designated by us as cash flow hedges in accordance with prevailing accounting regulations. As of June 30, 2005 and December 31, 2004, we recorded approximately $2.5 million and $583,000 in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. The changes in fair value for the three and six months ended June 30, 2005, recorded as a component of comprehensive income during those periods, was primarily due to lower short-term interest rates at June 30, 2005, compared to those rates at March 31, 2005, but higher than those rates at December 31, 2004. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Cash flows from operations

Wynn Las Vegas primarily conducts its operations on a cash basis. The exceptions are our high-end credit table games play and group hotel business. Consequently, operating cash flows are primarily affected by our operating income and changes in our casino marker and other accounts receivable. The operations of Wynn Las Vegas, offset primarily by significant preopening expenditures of $43.4 million and $81.5 million for the three and six months ended June 30, 2005, respectively, resulted in net cash used in our operations of approximately $11.6 million and $17.5 million during those periods. We believe that current period cash flows from operations are not indicative of future results, primarily because of the preopening expenses that were incurred in connection with the opening of Wynn Las Vegas and included in the current periods.

Capital Resources

We have financed each of our casino resort projects separately at the subsidiaries that own and operate, or will own and operate, them. Although Wynn Las Vegas opened on April 28, 2005, consistent with large-scale construction projects, the final determination of and payment for the total project costs have not yet been completed. Determination of the final project cost is subject to a complete accounting after the date of final completion (as defined in the contract with the general contractor), which will occur in late 2005. We also are constructing Wynn Macau and developing plans for Encore and an expansion of Wynn Macau. At June 30, 2005, we had approximately $485.8 million of cash and cash equivalents. Approximately $310.1 million of these funds are uncommitted and available for general corporate purposes. In addition, we had approximately $592.0 million in restricted cash and investments from the proceeds of our debt and equity financings. The substantial majority of this amount is restricted for the final project costs of Wynn Las Vegas, the development and construction of Encore, the ongoing construction of Wynn Macau, and certain other specific costs in accordance with agreements governing our debt facilities. Approximately $501.0 million, including $80.0 million restricted for a Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore for a completion guarantee if the Encore Budget, Plans and Specifications are approved), is restricted for the remaining costs of Wynn Las Vegas and the construction, development and preopening expenses of Encore. Approximately $68.7 million is restricted for the ongoing development, construction and preopening expenses of Wynn Macau. Approximately $22.3 million is restricted for the semi-annual interest payments through July 15, 2007, on our 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Construction and Development

Wynn Las Vegas

Construction of Wynn Las Vegas was virtually complete by the opening on April 28, 2005. Certain minor construction, consisting primarily of punchlist items and completion of the Broadway theater, which will open in late August 2005, continues. Although a final accounting will not be completed until late 2005, based on information available to us at June 30, 2005, the total cost of Wynn Las Vegas is estimated to be in the range of $2.7 to $2.75 billion. This includes the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies, but excluding the incremental cost for Encore, other than the land for Encore. Through June 30, 2005, we had funded approximately $2.66 billion of Wynn Las Vegas project costs primarily from a combination of contributed capital, proceeds from sales of our common stock, proceeds from the issuance of the Second Mortgage Notes which were discharged in December 2004, proceeds from the issuance of First Mortgage Notes, and a portion of the borrowings under our credit facilities. We have sufficient cash balances, including our completion guarantee and liquidity reserve, as well as availability under our credit facilities, to pay for all expected costs of the Wynn Las Vegas project.

Wynn Resorts is not a guarantor of Wynn Las Vegas, LLC’s debt and is not obligated to apply any of its funds to the Wynn Las Vegas project, although it has more than $310.1 million in cash that can be made available.

Encore at Wynn Las Vegas

Due to the strong demand for Wynn Las Vegas, the continued strength in the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we continue to evaluate the scope of Encore as part of our overall master plan. The current Encore program features an approximately 1,550-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 300 suites and approximately 1,250 guest rooms. Encore will have additional entertainment venues, restaurants, nightclubs, swimming pools, casino gaming, a spa and salon, convention and meeting space, and retail outlets.

In June 2005, we amended the indenture governing the First Mortgage Notes and documents governing certain of our credit facilities to among other things, increase the limitation on expenditures for Encore project costs from $950.0 million to $1.4 billion, to extend the deadline for approval of the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) from June 30, 2005 to December 31, 2005 (subject to further extension to March 31, 2006 if approved by a majority of the Arrangers (as defined) or the Required Lenders (as defined)), and to extend the deadlines for the opening and completion of Encore to September 30, 2008 and December 31, 2008, respectively. We currently anticipate that Encore will open in the second or third quarter of 2008.

Although the budget has not been finalized and must be approved by our Board of Directors, we expect that the remaining proceeds from the First Mortgage Notes, together with availability under our existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion, if needed, on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once we have finalized the scope and plans for Encore, we will seek the necessary approvals from our lenders.

Wynn Macau

We commenced construction of Wynn Macau in June 2004, and in September 2004 completed the financing necessary to fund its budgeted development, construction and pre-opening costs. Construction is ongoing and we expect to open Wynn Macau in the third quarter of 2006. Design and construction of Wynn Macau is progressing on schedule and within budget. Detailed interior design work is continuing, with the majority of architectural and structural design work now complete. Construction is progressing well with piling and other in-ground activities substantially complete, and superstructure works well underway. Construction milestones since groundbreaking include the following:

•	Hotel tower structure has reached the twenty-third floor level;

•	Parking garage ground level, mezzanine and first through third floor slabs are complete;

•	Main casino area superstructure (columns and roof slab) is complete;

•	Structural floor slabs for the main casino area are approximately 95% complete; and

•	Construction of basement plant and tunnel areas is substantially complete;

Excluding the planned expansion, Wynn Macau’s project budget is approximately $704.0 million. This includes construction and design costs of approximately $425.4 million, land acquisition costs of approximately $40.6 million, and capitalized interest, preopening expenses, financing fees and construction contingencies totaling in the aggregate approximately $238.0 million. The budget excludes up to $20.5 million of post-opening land concession payments that are anticipated to be funded from operating cash flows. As of June 30, 2005, we had funded approximately $205.7 million of project costs and estimated that approximately $498.3 million would be required to complete Wynn Macau. These costs are being, and will continue to be, funded from the existing cash balances of Wynn Resorts and its subsidiaries in the form of capital contributions, intercompany loans (including up to $122.0 million from Wynn Las Vegas, LLC as provided under its existing indebtedness) and/or subordinated funding, as well as a $397.0 million senior secured credit facility.

Wynn Macau Expansion

The design of Wynn Macau’s expansion is substantially complete. The expansion plans include an additional 85,000 square feet of casino space featuring approximately 150 table games; 500 slots; two restaurants; a theater; a dramatic front feature attraction at the entrance of the expansion and, potentially, a sports book. The expansion is on the remaining approximately five acres of the Wynn Macau site and is designed to seamlessly integrate into the Wynn Macau property. Our preliminary budget for the expansion is approximately $345.0 million. We intend to begin construction of the expansion in the third quarter of 2005 and open the expansion in the first half of 2007.

Financing Activity

Wynn Las Vegas and Encore

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

We borrowed the remaining $373.4 million available under the delay draw term loan facility during the first quarter of 2005, as was required under the agreements governing the credit facilities. The total $400 million of proceeds of the delay draw term loan facility are being used as a portion of the total financing of Wynn Las Vegas.

The costs of Wynn Las Vegas are paid for with funds from the following sources and in the following order of priority:

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

Through June 30, 2005, we have funded approximately $52.1 million of costs associated with the design and predevelopment of Encore (including $25.6 million since December 14, 2004). Until such time as the Encore Budget, Plans and Specifications have been submitted by us and approved by a majority of the arrangers or a majority of the lenders under the agreement governing the disbursement of funds for Wynn Las Vegas and Encore, we may make disbursements of up to $100.0 million after December 14, 2004 to pay for development costs for Encore. If the Encore Budget, Plans and Specifications are approved by December 31, 2005 (which may be further extended to March 31, 2006 upon receiving certain approvals), then we expect to fund construction of Encore with remaining proceeds of the First Mortgage Notes, borrowings under the Wynn Las Vegas, LLC credit facilities and future cash flows from the operations of Wynn Las Vegas. We will fund the costs of development and construction of Encore pursuant to the disbursement agreement, with funds utilized in the same order of priority as indicated above for Wynn Las Vegas. If the Encore Budget, Plans and Specifications are not approved by December 31, 2005 (or March 31, 2006, if further extended), then the amount available under the new credit facilities, and the amount of indebtedness that the indenture for the First Mortgage Notes will permit us to incur for this purpose, will be reduced by $550.0 million.

Wynn Macau and its Expansion

On September 14, 2004, we completed the financing for the design, development, construction and pre-opening expenses of Wynn Macau. Wynn Macau, S.A. executed a definitive credit agreement and related ancillary agreements for a senior secured bank facility of $397.0 million. The senior secured bank facility consists of term loan facilities in the amount of $382.0 million (which will be borrowed in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117.0 million (approximately US$15.0 million).

We are increasing our current Wynn Macau senior debt facilities to finance the expansion, have engaged several lenders for this purpose, and expect to close the additional financing for the expansion in the third quarter of 2005.

Other

As provided for under the Wynn Las Vegas, LLC credit facilities, on May 24, 2005, we borrowed an aggregate amount of $44.75 million under two term loans secured by a corporate aircraft. The loans mature on May 24, 2010. Principal and interest is payable quarterly and interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, we may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial criteria have been satisfied. In addition, the other credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas or other international or domestic markets such as Singapore, whether through acquisition, investment or development. There can be no assurances regarding the business prospects with respect to the Singapore proposal or any other opportunity. This or any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts or through a line of subsidiaries separate from the Las Vegas or Macau-related entities. In addition, Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by our Board of Directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and will increase our leverage ratio.

Furthermore, if completion of the Encore or the Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening of those respective resorts will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under Wynn Las Vegas, LLC’s credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau, upon opening, will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

On December 14, 2004, concurrent with refinancing Wynn Las Vegas, LLC’s indebtedness, we terminated the two interest rate swaps we had previously entered into as required under the terms of our original financing documents. As a result of the termination, we received approximately $9.6 million in settlement of the related asset, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $2.4 million was amortized against interest expense during the three and six months ended June 30, 2005, respectively.

In connection with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the current Wynn Las Vegas credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase our recorded interest expense in the consolidated financial statements.

As of June 30, 2005, we recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $2.5 million, an increase of $1.9 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004.

The fair value approximates the amount we would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

For the three and six months ended June 30, 2005, we incurred approximately $36.8 million and $69.8 million, respectively, in interest. A 1% increase in the LIBOR would have increased our interest cost by approximately $1.1 million and $1.5 million for the three and six months ended June 30, 2005, based upon the average amounts outstanding during those periods.

Foreign Currency Risks

The currency delineated in Wynn Macau’s concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

In July 2005, officials from the People’s Bank of China announced the adoption of a new foreign exchange policy that will move away from a U.S. dollar peg of 8.28 Chinese renminbi to one U.S. dollar. The renminbi will instead trade based on a basket of currencies. The currency components of the basket have not been announced. The new trading parameter is plus or minus 0.3% against the U.S. dollar on a base exchange rate with the U.S. dollar at 8.11 Chinese renminbi to one U.S. dollar. The immediate effect is a 2.1% increase in the value of the renminbi. Management believes that the current revaluation of the renminibi will not have a material effect on our financial position or results of operations.

Certain Asian countries have publicly asserted their desire to eliminate the linkage of the Hong Kong dollar to the U.S. dollar. As a result, we cannot assure you that the Hong Kong dollar, and the Macau pataca will continue to be linked to the U.S. dollar, which may result in severe fluctuations in the exchange rate for these currencies. We also cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s ability to service its debt, its results of operations and its financial condition. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

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

(b) Internal Control Over Financial Reporting. Concurrent with the opening of the Wynn Las Vegas casino resort on April 28, 2005, the Company was no longer solely a development stage enterprise. Although there were no material changes to any of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which existed as of December 31, 2004 and March 31, 2005, the business processes of our Wynn Las Vegas casino resort are governed by a system of internal controls which were being established during our development and preopening period, and placed into operation concurrent with the opening of our Wynn Las Vegas casino resort. These include internal controls over our revenue centers, cash management, inventories and other components of our casino resort operations. The internal controls put into place are those common to the large casino resort operations on the Las Vegas Strip.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company does not have any material litigation as of June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 2, 2005. Three proposals were presented to a vote of the stockholders.

Proposal No. 1 – Election of Directors (Class III), with terms expiring in 2008.

Director	Votes For	Votes Against	Votes Withheld
Kazuo Okada	93,798,986	—	823,882
Robert J. Miller	94,231,064	—	391,804
Kiril Sokoloff	94,480,688	—	142,180
Allan Zeman	94,534,201	—	88,667

The following Class I directors remain in office with their terms expiring in 2006 – Elaine P. Wynn, Ronald J. Kramer and John A. Moran. The following Class II directors remain in office with their terms expiring in 2007 – Stephen A. Wynn, Alvin V. Shoemaker, D. Boone Wayson and Stanley R. Zax.

Proposal No. 2 – A proposal to approve an amendment to the Wynn Resorts, Limited Annual Performance-Based Incentive Plan for Executive Officers.

Votes For	Votes Against	Abstentions
85,394,812	1,297,575	67,463

Proposal No. 3 – Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

Votes For	Votes Against	Abstentions
94,339,226	253,233	30,409

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

4.1	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (5)

10.1	First Amendment to Credit Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, Wynn Show Performers, LLC, Wynn Sunrise, LLC, World Travel, LLC and Deutsche Bank Trust Company Americas, as administrative agent. (3)

10.2	Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (5)

Exhibit No.	Description

10.3	First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent. (3)

10.4	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (5)

10.5	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

10.6	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

10.7	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

10.8	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent. (4)

*10.9	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.

*10.10	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.

*10.11	Art Gallery Lease, dated June 30, 2005, between Wynn Las Vegas, LLC, as landlord and Wynn Gallery, LLC, as tenant.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on April 27, 2005 and incorporated herein by reference.
(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 25, 2005 and incorporated herein by reference.
(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 29, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 2, 2005	By:	/s/ JOHN STRZEMP
John Strzemp
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)