Form 10-Q
period 2005-09-30
WYNN RESORTS LTD
filed 2005-11-08
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2005
Common stock, $0.01 par value	99,522,767

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$552,880	$330,261
Restricted cash and investments	97,709	115,301
Receivables, net	55,455	227
Inventories	33,355	757
Prepaid expenses	20,863	4,683

Total current assets	760,262	451,229

Restricted cash and investments	339,308	827,066
Property and equipment, net	2,597,904	1,987,032
Water rights.	6,400	6,400
Trademark	1,000	1,000
Deferred financing costs	99,833	88,565
Macau gaming concession, net	39,913	41,700
Deposits and other assets	93,930	61,220
Investment in unconsolidated affiliates	4,214	—

Total assets	$3,942,764	$3,464,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$750	$718
Current portion of land concession obligation	8,984	9,483
Accounts and construction payable	66,977	86,520
Accrued interest	33,336	12,081
Accrued compensation and benefits	36,124	11,110
Other accrued expenses	41,241	9,918
Customer deposits and other related liabilities	34,744	1,006
Construction retention	25,890	39,117

Total current liabilities	248,046	169,953
Construction retention	8,633	21,140
Long-term debt	2,098,016	1,600,328
Long-term land concession obligation	19,218	27,640
Other long-term liabilities	64	860

Total liabilities	2,373,977	1,819,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 99,323,794 and 98,983,344 shares issued and outstanding	993	990
Additional paid-in capital	1,972,209	1,951,906
Deferred compensation—restricted stock	(17,334)	(4,079)
Accumulated other comprehensive income	14,431	10,007
Accumulated deficit	(401,512)	(314,533)

Total stockholders’ equity	1,568,787	1,644,291

Total liabilities and stockholders’ equity	$3,942,764	$3,464,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Casino	$123,049	$—	$221,764	$—
Rooms	61,393	—	106,026	—
Food and beverage	61,211	—	109,266	—
Entertainment, retail and other	42,057	1	76,716	195

Gross revenues	287,710	1	513,772	195
Less promotional allowances	(36,269)	—	(61,203)	—

Net revenues	251,441	1	452,569	195
Operating costs and expenses:
Casino	53,388	—	95,668	—
Rooms	16,120	—	27,900	—
Food and beverage	42,477	—	76,184	—
Entertainment, retail and other	28,699	(7)	48,966	68
General and administrative	44,814	5	75,827	297
Provision for doubtful accounts	2,043	—	10,642	—
Pre-opening costs	7,147	21,525	88,616	52,543
Depreciation and amortization	37,886	1,904	67,505	3,727
Property charges and other	6,052	788	6,161	1,300

Total operating costs and expenses	238,626	24,215	497,469	57,935
Equity in income from unconsolidated affiliates	463	—	714	—

Operating income (loss)	13,278	(24,214)	(44,186)	(57,740)

Other income/(expense):
Interest income	7,467	1,844	20,632	4,975
Interest expense, net	(34,935)	(336)	(63,425)	(533)
Loss on early extinguishment of debt	—	—	—	(25,628)

Other income (expense), net	(27,468)	1,508	(42,793)	(21,186)

Minority interest	—	—	—	1,054

Net loss	(14,190)	(22,706)	(86,979)	(77,872)
Change in fair value of interest rate swaps	6,146	(8,925)	8,033	(2,938)

Comprehensive loss	$(8,044)	$(31,631)	$(78,946)	$(80,810)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.14)	$(0.26)	$(0.89)	$(0.92)
Diluted	$(0.14)	$(0.26)	$(0.89)	$(0.92)
Weighted average common shares outstanding:
Basic	98,472	88,063	98,245	84,543
Diluted	98,472	88,063	98,245	84,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(86,979)	$(77,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,505	3,727
Minority interest	—	(1,054)
Amortization of deferred compensation	3,665	2,738
Amortization and writeoff of deferred financing costs	6,337	20,075
Provision for doubtful accounts	10,642	—
Property charges and other	6,161	1,300
Equity in income of unconsolidated affiliates	(714)	—
Incidental operations	—	3,438
Increase (decrease) in cash from changes in:
Receivables, net	(65,870)	(67)
Inventories and prepaid expenses	(49,574)	(1,404)
Accounts payable and accrued expenses	123,513	14,203

Net cash provided by (used in) operating activities	14,686	(34,916)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(739,850)	(731,736)
Restricted cash and investments	505,350	6,265
Investment in unconsolidated affiliates	(3,500)	—
Other assets	(23,533)	(22,178)
Proceeds from sale of equipment	109	33,868

Net cash used in investing activities	(261,424)	(713,781)

Cash flows from financing activities:
Exercise of stock options	1,772	213
Proceeds from issuance of common stock	—	271,250
Third party fees	—	(3,283)
Proceeds from issuance of long-term debt	517,186	480,955
Principal payments of long-term debt	(19,534)	(122,616)
Payments on long-term land concession obligation	(8,921)	—
Payment of deferred financing costs	(21,146)	(10,128)

Net cash provided by financing activities	469,357	616,391

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	222,619	(132,306)
Balance, beginning of period	330,261	341,552

Balance, end of period	$552,880	$209,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and consummated an initial public offering on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 as a Nevada limited liability company to purchase the Desert Inn Resort and Casino (the “Desert Inn”) for the site of the Company’s first casino resort in Las Vegas, Nevada, hereinafter referred to as “Wynn Las Vegas.”

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

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The construction and development of Wynn Macau and the development of the Company’s expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore,” are ongoing. For the periods presented prior to April 28, 2005, the Company was solely a development stage company.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in the 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2004 have been reclassified to conform to the 2005 presentation. Art gallery, retail and water revenues for the three and nine months ended September 30, 2004, were all classified as entertainment, retail and other revenues for the three and nine months ended September 30, 2005. The cost of water and the cost of retail sales for the three and nine months ended September 30, 2004, were all classified as entertainment, retail and other expenses for the three and nine months ended September 30, 2005. In addition, the loss on sale of assets of $63,000 and $575,000 for the three and nine months ended September 30, 2004 and the loss on incidental operations for the three and nine months ended September 30, 2004 were both reclassified as property charges and other for the three and nine months ended September 30, 2005. These reclassifications had no effect on the previously reported net loss.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2005, approximately 57% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

As of September 30, 2005, the Company had total accounts receivable of $55.4 million, net of a reserve for bad debts of $10.4 million. Casino marker receivables, hotel receivables and other receivables as of September 30, 2005 totaled $50.2 million, $9.6 million and $6.0 million, respectively.

Revenue recognition and promotional allowances

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as deferred revenues until services are provided to the customer.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the players club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for both the three and nine months ended September 30, 2005 is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Rooms	$6,504	$10,654
Food & beverage	13,370	23,351
Entertainment, retail and other	3,871	6,129

	$23,745	$40,134

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising expenses incurred in development periods are included in preopening expenses. Since the opening of Wynn Las Vegas on April 28, 2005, advertising costs relating to Wynn Las Vegas have been included in general and administrative expenses, while any advertising expenses relating to Wynn Macau or Encore continue to be included in preopening expenses. Total advertising expenses were $3.2 million and $14.2 million, respectively, for the three and nine months ended September 30, 2005. Advertising expenses were $740,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2004.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to SEC rule, as amended, is effective January 1, 2006. The Company is currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on its consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position or results of operations.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Employee Stock-Based Compensation

As of September 30, 2005, the Company had a stock-based employee compensation plan to provide incentive compensation for directors, officers, key employees and consultants. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the Company continues to apply the provisions of APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(14,190)	$(22,706)	$(86,979)	$(77,872)
Less: total stock-based employee compensation determined under the fair-value based method for all awards	(2,683)	(434)	(6,681)	(2,690)

Proforma net loss	$(16,873)	$(23,140)	$(93,660)	$(80,562)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.26)	$(0.89)	$(0.92)

Proforma	$(0.17)	$(0.26)	$(0.95)	$(0.95)

4. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For all periods presented, the Company has recorded net losses. As a result, basic EPS is equal to diluted EPS for all periods presented. The calculation of diluted EPS at September 30, 2005 excludes the following anti-dilutive securities: 3,208,550 shares issuable upon exercise of stock options, 1,033,892 shares under restricted stock grants that had not yet vested and 10,869,550 shares issuable upon conversion of the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). The calculation of diluted EPS at September 30, 2004 excludes the following anti-dilutive securities: 2,140,750 shares issuable upon exercise of stock options, 1,328,061 shares under restricted stock grants that had not yet vested and 10,869,550 shares issuable upon conversion of the Debentures.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2005 and 2004 totaled approximately $81.1 million and $75.1 million, respectively. Interest capitalized for the nine months ended September 30, 2005 and 2004 totaled approximately $44.6 million and $100.5 million, respectively.

Amortization of deferred compensation related to employees dedicated to the construction of Wynn Las Vegas and Wynn Macau that was capitalized into construction in progress for the nine months ended September 30, 2005 and 2004 totaled approximately $1.6 million and $1.6 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The increase in the fair value of interest rate swaps accounted for as cash flow hedges for the nine months ended September 30, 2005 totaled approximately $8.0 million. The fair value decreased $2.9 million during the nine months ended September 30, 2004.

Aircraft purchased and financed by debt during the nine months ended September 30, 2004 totaled $21.7 million. No new aircraft have been purchased in 2005.

Common stock issued during the nine months ended September 30, 2004 for the acquisition of the minority interest preliminarily allocated to the value of the Macau gaming concession totaled $51.4 million.

Acquisitions during the nine months ended September 30, 2004 financed with short and long-term liabilities, are approximately $53.8 million relating to the leasehold interest in the land on which Wynn Macau is being constructed and approximately $4.4 million relating to the purchase of certain entertainment production rights.

6. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of corporate aircraft and household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At September 30, 2005 and December 31, 2004, the Company’s net liability to Mr. Wynn and other officers was approximately $22,000 and $71,000, respectively.

The Wynn Collection

During the period from January 1, 2004 through May 6, 2004, the Company operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of fine art owned by Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts. The art gallery in the Desert Inn was closed on May 6, 2004, and a new art gallery featuring The Wynn Collection opened in Wynn Las Vegas on April 28, 2005. During the three and nine month periods ended September 30, 2005 and 2004, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues, and was responsible for all the expenses incurred in exhibiting and safeguarding the collection. The current lease for The Wynn Collection extends through June 30, 2015. After specified notice periods, the Company or Mr. Wynn may terminate the lease. Subject to certain notice requirements, Mr. Wynn has the right to remove or replace any or all of the works of art displayed in the gallery.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

7. Property Charges and Other

Property charges and other for the three and nine month periods ended September 30, 2005 and 2004, consist of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Temporary office abandonment charge	$3,070	$—	$3,070	$—
Impairment of assets to be disposed of	2,869	—	2,869	—
Loss on sale of assets	113	63	117	575
Loss from incidental operations	—	725	105	725

Total property charges	$6,052	$788	$6,161	$1,300

8. Property and Equipment

Property and equipment as of September 30, 2005 and December 31, 2004, consist of the following (amounts in thousands):

	September 30, 2005	December 31, 2004
Land and improvements	$598,929	$353,544
Buildings and improvements	1,159,170	1,041
Airplanes	57,405	57,336
Furniture, fixtures and equipment	586,124	14,830
Leasehold interest	67,118	67,616
Construction in progress	196,499	1,499,083

	2,665,245	1,993,450
Less: accumulated depreciation	(67,341)	(6,418)

	$2,597,904	$1,987,032

Construction in progress includes interest and other costs capitalized in conjunction with the Wynn Las Vegas, Encore and Wynn Macau projects. Capitalization of interest and other costs relating to Wynn Las Vegas ceased upon completion and opening of Wynn Las Vegas; however, costs, including interest, relating to the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Encore and Wynn Macau projects will continue to be capitalized. In addition, costs related to periodic enhancements and refinements of Wynn Las Vegas, including interest, are recorded as construction in progress until the related work is completed and placed into use at the property.

9. Long-Term Debt

Long-term debt as of September 30, 2005 and December 31, 2004, consists of the following (amounts in thousands):

	September 30, 2005	December 31, 2004
6-5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$400.0 million Delay Draw Term Loan Facility due December 14, 2011; Interest at LIBOR plus 2.125% (approximately 5.985% and 4.575%, respectively)	400,000	26,564
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
$600.0 million Revolving Credit Facility due December 14, 2009; Interest at LIBOR plus 2.25% (approximately 6.11%)	80,000	—
Notes payable - Aircraft due May 24, 2010; interest at LIBOR plus 2.375% (approximately 5.865%)	44,750	—
Notes payable - Aircraft; interest at 5.67%	14,158	14,659
12% Second Mortgage Notes, net of original issue discount of approximately $463,000 and $531,000, respectively, due November 1, 2010; effective interest at approximately 12.9%	9,680	9,611
Other	178	212

	2,098,766	1,601,046
Current portion of long-term debt	(750)	(718)

	$2,098,016	$1,600,328

Wynn Las Vegas Credit Facilities

Wynn Las Vegas, LLC borrowed the remaining $373.4 million available under its delay draw term loan facility during the first quarter of 2005, as required under the agreements governing its credit facilities. The total $400 million of proceeds funded a portion of the total cost of the construction of Wynn Las Vegas.

As originally intended, on August 15, 2005, Wynn Las Vegas, LLC borrowed $80.0 million of the $600.0 million available under its revolving credit facility to provide a portion of the financing for Wynn Macau. Wynn Las Vegas, LLC also pays, quarterly in arrears, 0.75% per annum on unborrowed amounts available under the revolving credit facility.

As of September 30, 2005, the Company is in compliance with all of the covenants governing the Wynn Las Vegas credit facilities.

Note Payable - Aircraft

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans which terminate and are payable in full on May 24, 2010. The term

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

loans are guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in World Travel, LLC’s corporate aircraft. Principal and interest is payable quarterly, and interest is calculated at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.375%. In addition to scheduled amortization payments, the Company is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the Company may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Wynn Las Vegas Interest Rate Swaps

On December 14, 2004, Wynn Las Vegas, LLC terminated two interest rate swaps. As a result, Wynn Las Vegas, LLC received approximately $9.6 million in settlement of the related assets, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $3.6 million was amortized against interest expense during the three and nine months ended September 30, 2005.

Also on December 14, 2004, Wynn Las Vegas, LLC entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the new credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two new interest rate swap arrangements, Wynn Las Vegas, LLC receives payments at a variable rate of LIBOR and pays a fixed rate of 3.793% on the $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase the Company’s recorded interest expense in the consolidated financial statements.

As of September 30, 2005, the Company recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $8.6 million, an increase of $8.0 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

10. Stockholders’ Equity

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

11. Commitments and Contingencies

Wynn Las Vegas

Construction. On April 28, 2005, Wynn Las Vegas opened to the public. The total project cost is expected to be in the range of $2.72 to $2.75 billion; however, consistent with large-scale construction projects,

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

determination of the final Wynn Las Vegas project cost is subject to a complete accounting, which the Company expects to occur in the fourth quarter of 2005.

Through September 30, 2005, the Company had funded approximately $2.7 billion of Wynn Las Vegas project costs. As of September 30, 2005, the Company had certain restricted cash balances for Wynn Las Vegas, including $30.0 million of a completion guarantee account (which must be retained for Encore for a completion guarantee if the budget, plans and specifications for Encore are approved) and a $30.0 million liquidity reserve, and availability under its credit facilities. Such balances and availability will be sufficient to pay the final project costs of Wynn Las Vegas.

Encore Development. Due to the strong demand for Wynn Las Vegas, the continued strength in the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company continues to evaluate Encore as part of its overall master plan. As a result, the Company has refined Encore to feature an approximately 2,000-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 150 suites and approximately 1,850 guest rooms. Encore also is expected to include additional casino gaming and entertainment venues, restaurants, nightclubs, swimming pools, a spa and salon, convention and meeting space, and retail outlets. The Company expects Encore to open in the second half of 2008.

In June 2005, the Company received the necessary consents from the holders of its 6-5/8% First Mortgage Notes due 2014 (“First Mortgage Notes”) and the Company’s lenders to extend the deadline for approval of the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) from June 30, 2005 to December 31, 2005 (which may be further extended to March 31, 2006 upon receiving further approvals), and to extend the outside date for completion of Encore from March 31, 2008 to December 31, 2008.

Although the budget has not been finalized and must be approved by the Company’s Board of Directors, the Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under its existing credit facilities and cash flow from the operations of Wynn Las Vegas, will be sufficient to pay for expenditures of up to $1.4 billion on the Encore project without incurring additional debt or receiving additional capital contributions. The availability of notes proceeds and funds under the credit agreement in excess of $100.0 million is subject to approval of the Encore Budget, Plans and Specifications by a majority of arrangers or lenders. Once the Company has finalized the scope and plans for Encore, it will seek the necessary approvals from its lenders.

Entertainment Productions. The Company entered into long-term agreements for the licensing, creation, development and production of “Le Rêve, A Small Collection of Imperfect Dreams,” the water-based production show, which opened concurrently with Wynn Las Vegas on April 28, 2005.

The Company also purchased the rights to stage “Avenue Q,” the Tony Award-winning musical production and entered into a production services agreement for all production services related to the show. In August 2005, “Avenue Q” opened to the public in Wynn Las Vegas’ second showroom, the Broadway Theater.

Under the agreements relating to “Le Rêve” and “Avenue Q,” the Company is required to make payments to the creators and producers of each show based upon certain criteria including net ticket sales or profits.

On July 20, 2005, the Company also entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” in a new theater to be constructed at Wynn Las Vegas. The new theater is expected to be adjacent to the existing Wynn and Broadway theaters and will include a retail store, food and beverage

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

facilities and a themed “Spamalot Environment.” Under the agreement, the Company is responsible for construction of the theater and related facilities, as well as advancing the initial production costs. The Company expects that these costs, together with certain rights fees, will exceed $50 million. The construction cost and completion date for the theater, and the opening date for the production have not yet been determined.

Wynn Macau

Under its casino concession agreement with the government of Macau, Wynn Macau, S.A. is constructing and will own and operate Wynn Macau, a casino resort facility in Macau’s inner harbor area. Wynn Macau is being constructed, and will open, in two phases. The first phase of Wynn Macau is expected to open in the third quarter of 2006. The second phase is expected to open by the third quarter of 2007.

The first phase will utilize approximately 11 of 16 available acres and include 600 hotel rooms and suites, approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 26,000 square feet of retail space, a spa, a salon, entertainment lounges and meeting facilities. In September 2005, Wynn Macau, S.A. completed the refinancing for the first phase of Wynn Macau and the financing for the second phase, which will include an additional 92,000 square feet of casino space, a restaurant, a theater, additional retail venues and a front feature attraction. The second phase will be built on the remaining five acres of the Wynn Macau site and will be fully integrated into the first phase of the resort. The total project budget for Wynn Macau, including the second phase, is approximately $1.1 billion, including contingencies, but excluding up to $12.5 million of post-opening land concession payments anticipated to be funded from operating cash flows.

Construction of Wynn Macau commenced in June 2004 under a guaranteed maximum price construction contract between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the construction contract was amended and restated to include the second phase of Wynn Macau. Under the amended and restated construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A., for a guaranteed maximum price of approximately $457.2 million (including the contractors’ fee and contingency). The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities.

Wynn Macau, S.A. has entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made three payments to the Macau government under the land concession contract totaling approximately $12.7 million and is required to make eight additional semi-annual payments (including interest) totaling approximately $30.0 million for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Financing for Wynn Macau’s design, development, construction and preopening expenses is being provided by a combination of cash on hand in the form of base equity loans from Wynn Resorts totaling $230 million, subordinated loan financing provided from funds borrowed under Wynn Las Vegas, LLC’s revolving credit facility totaling $80 million and a senior bank facility. In September 2005, to accommodate its second phase,

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wynn Macau, S.A., amended its senior bank facility to expand availability under the facility from $397 million to $764 million, including $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of September 30, 2005, Wynn Macau, S.A. had not borrowed any funds under its senior bank facility. Wynn Macau, S.A. is permitted to borrow under the senior secured credit facilities after the base equity and subordinated funding described above has been expended on the project, and other conditions precedent customary to limited recourse project finance construction loans are satisfied.

The term loan facilities mature in September 2011, and the revolving credit facility matures in September 2007. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on March 14, 2008. The term loans will bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin of 3.0% until the opening of Wynn Macau (expected in the third quarter of 2006), at which time the interest rate will reduce to LIBOR or HIBOR plus a margin of 2.75%. The senior bank facility also provides for further reductions in the margin on the term loans if Wynn Macau, S.A. satisfies certain prescribed leverage ratio tests. Loans under the revolving credit facility will bear interest at HIBOR plus 2.5%.

Collateral for the senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates of the Company that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

In September 2004, in connection with the initial financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino (“BNU”) for a guarantee in the amount of 700.0 million patacas (approximately US$87.0 million). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. originally deposited $50.0 million of the $230.0 million base equity funding with BNU. As of September 30, 2005, however, Wynn Macau, S.A. had funded $50.0 million of its project costs with these funds. The guarantee is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee not to exceed approximately 12.3 million Macau patacas (approximately US$1.5 million).

Through September 30, 2005, Wynn Macau, S.A. had incurred approximately $308.6 million of the total $1.1 billion of budgeted project costs. As of September 30, 2005, project costs still to be incurred totaled approximately $777.0 million. These costs have been and will be funded from the base equity loans and subordinated funding from Wynn Resorts and Wynn Las Vegas, LLC, as well as availability under the senior bank facility. In addition, the Company has $30.0 million of long-term restricted cash reserved as contingent equity and a $72.0 million contingent debt facility from Wynn Macau, S.A.’s lenders.

Leases

The Company is the lessor under five retail leases and has entered into license and distribution agreements for six additional retail outlets at Wynn Las Vegas. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. In connection with these

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

arrangements, Wynn Las Vegas provided certain of the retail tenants an allowance for improvements. These improvement allowances were included in the budgeted costs to construct Wynn Las Vegas.

In addition to the above, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment. The Company also leases land from the government of Macau for the site of Wynn Macau.

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms, indicate a base salary, and often contain provisions for guaranteed bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of September 30, 2005.

12. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau is currently in the development and construction phase and is expected to open in the third quarter of 2006.

As of September 30, 2005 and December 31, 2004, the Company’s total assets by segment are as follows (in thousands):

	September 30, 2005	December 31, 2004
Total assets
Wynn Las Vegas (including Encore)	$3,182,632	$2,788,101
Wynn Macau	404,957	321,975
Corporate and other assets	355,175	354,136

Total consolidated assets	$3,942,764	$3,464,212

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s segment information on its results of operations for the three and nine-month periods ended September 30, 2005 and 2004, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues (1)
Casino	$123,049	$—	$221,764	$—
Rooms	61,393	—	106,026	—
Food and beverage	61,211	—	109,266	—
Entertainment, retail and other	42,057	1	76,716	195

Gross revenues	287,710	1	513,772	195
Less promotional allowances	(36,269)	—	(61,203)	—

Net revenues	$251,441	$1	$452,569	$195

Adjusted Property EBITDA (1, 2)	$73,205	$3	$131,940	$(170)

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas	(1,541)	(11,356)	(67,427)	(26,612)
Wynn Macau	(5,606)	(2,403)	(12,205)	(6,550)
Corporate and other	—	(7,766)	(8,984)	(19,381)
Depreciation and amortization:
Wynn Las Vegas	(35,614)	(870)	(61,182)	(2,291)
Wynn Macau	(1,526)	(357)	(4,460)	(357)
Corporate and other	(746)	(677)	(1,863)	(1,079)
Property charges and other:
Wynn Las Vegas	(5,939)	—	(5,939)	—
Wynn Macau	—	—	—	—
Corporate and other	(113)	(788)	(222)	(1,300)
Corporate expenses and other	(8,842)	—	(13,844)	—

Total	(59,927)	(24,217)	(176,126)	(57,570)

Operating income (loss)	13,278	(24,214)	(44,186)	(57,740)
Other non-operating costs and expenses
Interest income	7,467	1,844	20,632	4,975
Interest expense, net	(34,935)	(336)	(63,425)	(533)
Loss on early extinguishment of debt	—	—	—	(25,628)

Total	(27,468)	1,508	(42,793)	(21,186)

Minority interest	—	—	—	1,054

Net loss	$(14,190)	$(22,706)	$(86,979)	$(77,872)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.
(2)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation and amortization, preopening and corporate expenses, property charges and other, and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of its segments - Wynn Las Vegas and Wynn Macau - and to compare the operating performance of its properties

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with those of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, preopening costs, interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

13. Subsequent Events

Wynn Macau Interest Rate Swaps

On October 14, 2005, the Company entered into two interest rate swaps to hedge a portion of the underlying interest risk on future borrowings under Wynn Macau’s existing $729 million senior term loan facility. Under the first hedge agreement, the Company will pay a fixed interest rate of approximately 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second hedge agreement, the Company will pay a fixed interest rate of approximately 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both hedge agreements is from November 28, 2005 through November 28, 2008.

The Wynn Macau interest rate swaps are expected to be effective as hedging instruments as long as sufficient borrowings are outstanding under the senior bank facility, and effectively fix the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.84% and 7.77%, respectively. Any ineffectiveness will increase the recorded interest expense in the consolidated financial statements.

Wynn Las Vegas Revolver Repayment

On October 24, 2005, the Company repaid the $80.0 million principal balance outstanding under Wynn Las Vegas, LLC’s revolving credit facility. The amount that was repaid may be reborrowed.

14. Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.

The following condensed consolidating financial statements are presented in the provided form because: (i) the Convertible Debentures Guarantor is a wholly owned subsidiary of the Parent; (ii) the guarantee is considered to be full and unconditional, that is, if the Parent fails to make a scheduled payment, the Convertible Debentures Guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the Debentures may immediately bring suit directly against the Convertible Debentures Guarantor for payment of all amounts due and payable; and (iii) the guarantee is joint and several.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$309,282	$—	$243,598	$—	$552,880
Restricted cash and investments	—	—	97,709	—	97,709
Receivables, net	19	—	55,436	—	55,455
Inventories	—	—	33,355	—	33,355
Prepaid expenses	130	—	20,733	—	20,863

Total current assets	309,431	—	450,831	—	760,262
Restricted cash and investments	901	14,955	323,452	—	339,308
Property and equipment, net	550	—	2,597,354	—	2,597,904
Water rights	—	—	6,400	—	6,400
Trademark	—	—	1,000	—	1,000
Deferred financing costs	7,114	—	92,719	—	99,833
Macau gaming concession, net	—	—	39,913	—	39,913
Deposits and other assets	3,453	—	90,477	—	93,930
Investment in subsidiaries	1,306,952	—	—	(1,306,952)	—
Investment in unconsolidated affiliates	—	—	4,214	—	4,214
Intercompany balances	200,745	30,000	(230,745)	—	—

Total assets	$1,829,146	$44,955	$3,375,615	$(1,306,952)	$3,942,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$750	$—	$750
Current portion of land concession obligation	—	—	8,984	—	8,984
Accounts and construction payable	88	—	66,889	—	66,977
Accrued interest	3,125	—	30,211	—	33,336
Accrued compensation and benefits	6,323	—	29,801	—	36,124
Other accrued expenses	823	—	40,418	—	41,241
Customer deposits and other related liabilities	—	—	34,744	—	34,744
Construction retention	—	—	25,890	—	25,890

Total current liabilities	10,359	—	237,687	—	248,046
Construction retention	—	—	8,633	—	8,633
Long-term debt	250,000	—	1,848,016	—	2,098,016
Long-term land concession obligation	—	—	19,218	—	19,218
Other long-term liabilities	—	—	64	—	64

Total liabilities	260,359	—	2,113,618	—	2,373,977

Commitments and contingencies
Stockholders’ equity:
Common stock	993	—	—	—	993
Additional paid-in capital	1,972,209	44,028	1,622,709	(1,666,737)	1,972,209
Deferred compensation - restricted stock	(17,334)	—	(1,495)	1,495	(17,334)
Accumulated other comprehensive income	14,431	—	14,431	(14,431)	14,431
Accumulated deficit	(401,512)	927	(373,648)	372,721	(401,512)

Total stockholders' equity	1,568,787	44,955	1,261,997	(1,306,952)	1,568,787

Total liabilities and stockholders’ equity	$1,829,146	$44,955	$3,375,615	$(1,306,952)	$3,942,764

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$123,049	$—	$123,049
Rooms	—	—	61,393	—	61,393
Food and beverage	—	—	61,211	—	61,211
Entertainment, retail and other	—	—	42,057	—	42,057

Gross revenues	—	—	287,710	—	287,710
Less promotional allowances	—	—	(36,269)	—	(36,269)

Net revenues	—	—	251,441	—	251,441
Operating costs and expenses:
Casino	—	—	53,388	—	53,388
Rooms	—	—	16,120	—	16,120
Food and beverage	—	—	42,477	—	42,477
Entertainment, retail and other	—	—	28,699	—	28,699
General and administrative	5,389	—	39,425	—	44,814
Provision for doubtful accounts	(68)	—	2,111	—	2,043
Pre-opening costs	—	—	7,147	—	7,147
Depreciation and amortization	20	—	37,866	—	37,886
Property charges and other	115	—	5,937	—	6,052

Total operating costs and expenses	5,456	—	233,170	—	238,626
Equity in income/(loss) from unconsolidated affiliates	(15,830)	—	463	15,830	463

Operating income/(loss)	(21,286)	—	18,734	15,830	13,278

Other income/(expense):
Interest income	6,464	112	5,572	(4,681)	7,467
Interest expense, net	(4,651)	—	(34,965)	4,681	(34,935)
Management fees and royalties	5,283	—	(5,283)	—	—

Other income (expense), net	7,096	112	(34,676)	—	(27,468)

Net income/(loss)	$(14,190)	$112	$(15,942)	$15,830	$(14,190)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	10	(9)	1

Gross revenues	—	—	10	(9)	1
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	10	(9)	1
Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	—	(7)	(7)
General and administrative	—	—	1,505	(1,500)	5
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	6,958	—	14,569	(2)	21,525
Depreciation and amortization	20	—	1,884	—	1,904
Property charges and other	—	—	788	—	788

Total operating costs and expenses	6,978	—	18,746	(1,509)	24,215
Equity in income/(loss) from unconsolidated affiliates	(18,785)	—	3,995	14,790	—

Operating income/(loss)	(25,763)	—	(14,741)	16,290	(24,214)

Other income/(expense):
Interest income	1,557	103	686	(502)	1,844
Interest expense, net	—	—	(838)	502	(336)
Loss on early extinguishment of debt	—	—	—	—	—
Management fees and royalties	1,500	—	—	(1,500)	—

Other income (expense), net	3,057	103	(152)	(1,500)	1,508

Minority interest	—	—	1,054	(1,054)	—

Net income/(loss)	$(22,706)	$103	$(13,839)	$13,736	$(22,706)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$221,764	$—	$221,764
Rooms	—	—	106,026	—	106,026
Food and beverage	—	—	109,266	—	109,266
Entertainment, retail and other	—	—	76,716	—	76,716

Gross revenues	—	—	513,772	—	513,772
Less promotional allowances	—	—	(61,203)	—	(61,203)

Net revenues	—	—	452,569	—	452,569
Operating costs and expenses:
Casino	—	—	95,668	—	95,668
Rooms	—	—	27,900	—	27,900
Food and beverage	—	—	76,184	—	76,184
Entertainment, retail and other	—	—	48,966	—	48,966
General and administrative	8,465	4	67,358	—	75,827
Provision for doubtful accounts	(80)	—	10,722	—	10,642
Pre-opening costs	9,387	—	79,229	—	88,616
Depreciation and amortization	59	—	67,446	—	67,505
Property charges and other	114	—	6,047	—	6,161

Total operating costs and expenses	17,945	4	479,520	—	497,469
Equity in income/(loss) from unconsolidated affiliates	(88,670)	—	714	88,670	714

Operating income/(loss)	(106,615)	(4)	(26,237)	88,670	(44,186)

Other income/(expense):
Interest income	15,722	264	14,692	(10,046)	20,632
Interest expense, net	(7,371)	—	(66,100)	10,046	(63,425)
Management fees/Royalties	11,285	—	(11,285)	—	—

Other income (expense), net	19,636	264	(62,693)	—	(42,793)

Net income/(loss)	$(86,979)	$260	$(88,930)	$88,670	$(86,979)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	218	(23)	195

Gross revenues	—	—	218	(23)	195
Less promotional allowances	—	—	—	—	—

Net revenues	—	—	218	(23)	195
Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	84	(16)	68
General and administrative	3	—	4,836	(4,542)	297
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	16,515	4	35,989	35	52,543
Depreciation and amortization	58	—	3,669	—	3,727
Property charges and other	—	—	1,300	—	1,300

Total operating costs and expenses	16,576	4	45,878	(4,523)	57,935
Equity in income/(loss) from unconsolidated affiliates	(69,138)	—	3,995	65,143	—

Operating income/(loss)	(85,714)	(4)	(41,665)	69,643	(57,740)

Other income/(expense):
Interest income	3,342	335	1,984	(686)	4,975
Interest expense, net	—	—	(1,219)	686	(533)
Loss on early extinguishment of debt	—	—	(25,628)	—	(25,628)
Management fees and royalties	4,500	—	—	(4,500)	—

Other income (expense), net	7,842	335	(24,863)	(4,500)	(21,186)

Minority interest	—	—	1,054	—	1,054

Net income/(loss)	$(77,872)	$331	$(65,474)	$65,143	$(77,872)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss accumulated during
Net income/(loss)	$(86,979)	$260	$(88,930)	$88,670	$(86,979)
Adjustments to reconcile net income/(loss) to net cash provided (used in) operating activities:
Depreciation and amortization	59	—	67,446	—	67,505
Amortization of deferred compensation	3,665	—	—	—	3,665
Amortization of deferred financing costs	538	—	5,799	—	6,337
Provision for doubtful accounts	—	—	10,642	—	10,642
Property charges and other	114	—	6,047	—	6,161
Equity in unconsolidated affiliates	88,670	—	(714)	(88,670)	(714)
Increase (decrease) in cash from changes in:
Receivables, net	—	—	(65,870)	—	(65,870)
Inventories and prepaid expenses	160	—	(49,734)	—	(49,574)
Accounts payable and accrued expenses	(4,323)	—	127,836	—	123,513

Net cash provided by (used in) operating activities	1,904	260	12,522	—	14,686

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(739,850)	—	(739,850)
Restricted cash and investments	(132)	14,736	490,746	—	505,350
Investment in unconsolidated affiliates	—	—	(3,500)	—	(3,500)
Other assets	(2,529)	—	(21,004)	—	(23,533)
Intercompany balances	5,919	(14,996)	9,077	—	—
Proceeds from sale of equipment	86	—	23	—	109

Net cash provided by (used in) investing activities	3,344	(260)	(264,508)	—	(261,424)

Cash flows from financing activities:
Exercise of stock options	1,772	—	—	—	1,772
Proceeds from issuance of long-term debt	—	—	517,186	—	517,186
Principal payments of long-term debt	—	—	(19,534)	—	(19,534)
Payments on long-term land concession obligation	—	—	(8,921)		(8,921)
Deferred financing costs	—	—	(21,146)		(21,146)

Net cash provided by (used in) financing activities	1,772	—	467,585	—	469,357

Cash and cash equivalents:
Increase in cash and cash equivalents	7,020	—	215,599	—	222,619
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$309,282	$—	$243,598	$—	$552,880

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2004

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income/(loss)	$(77,872)	$331	$(65,474)	$65,143	$(77,872)
Adjustments to reconcile net income/(loss) to net cash provided (used in) operating activities:
Depreciation and amortization	58	—	3,669	—	3,727
Minority interest	—	—	(1,054)	—	(1,054)
Amortization and write-off of deferred compensation	2,738	—	—	—	2,738
Amortization of deferred financing costs	542	—	19,533	—	20,075
Property charges and other	—	—	1,300	—	1,300
Equity in unconsolidated affiliates	69,138	—	(3,995)	(65,143)	—
Incidental operations	—	—	3,438	—	3,438
Increase (decrease) in cash from changes in:
Receivables, net	36	—	(103)	—	(67)
Inventories and prepaid expenses	50	—	(1,454)	—	(1,404)
Accounts payable and accrued expenses	(1,991)	—	16,194	—	14,203

Net cash provided by (used in) operating activities	(7,301)	331	(27,946)	—	(34,916)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(17)	—	(731,719)	—	(731,736)
Restricted cash and investments	—	14,669	(8,404)	—	6,265
Other assets	(200)	—	(21,978)	—	(22,178)
Intercompany balances	(413,290)	(15,000)	428,290	—	—
Proceeds from sale of equipment	—	—	33,868	—	33,868

Net cash used in investing activities	(413,507)	(331)	(299,943)	—	(713,781)

Cash flows from financing activities:
Proceeds from issuance of common stock	271,250	—	—	—	271,250
Third party fees	(3,283)	—	—	—	(3,283)
Deferred financing costs	(105)	—	(10,023)	—	(10,128)
Exercise of stock options	213	—	—	—	213
Proceeds from issuance of of long-term debt	—	—	480,955	—	480,955
Principal payments of long-term debt	—	—	(122,616)	—	(122,616)

Net cash provided by financing activities	268,075	—	348,316	—	616,391

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(152,733)	—	20,427	—	(132,306)
Balance, beginning of period	328,745	—	12,807	—	341,552

Balance, end of period	$176,012	$—	$33,234	$—	$209,246

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreement governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities, competition in the casino/hotel and resort industries, completion of our Wynn Macau casino resort on time and within budget, our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas with anticipated cash flows generated at our Wynn Las Vegas casino resort, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our lack of operating history, our dependence on Stephen A. Wynn and existing management, our dependence on a limited number of properties for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in our filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

We are a developer, owner and operator of casino resorts. Wynn Las Vegas, our first casino resort in Las Vegas, Nevada, opened on April 28, 2005. Until the opening of Wynn Las Vegas, we were solely a development stage company.

Wynn Las Vegas occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking. The resort offers 2,716 rooms and suites, an approximately 111,000 square foot casino, 22 food and beverage outlets, an 18-hole golf course, approximately 223,000 square feet of meeting space, a Ferrari and Maserati automobile dealership and approximately 76,000 square feet of retail space. Efforts to further enhance and refine Wynn Las Vegas in response to market demands and customer preferences are ongoing.

We are developing and constructing Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the Peoples’ Republic of China (“Macau”). Wynn Macau will open in two phases. The first phase will utilize approximately 11 of 16 available acres and includes 600 hotel rooms and suites, approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 26,000 square feet of retail space, a spa, a salon, entertainment lounges and meeting facilities. The second phase, which is being built on the remaining five acres, will be fully integrated into the first phase of the resort and include an additional 92,000 square feet of casino space, a restaurant, a theater, additional retail venues and a front feature attraction. Design and construction is progressing on schedule and within budget. We expect to open the first phase of Wynn Macau in the third quarter of 2006, and the expansion by the third quarter of 2007. We recently completed a refinancing that will enable us to complete both phases of this project. Because Wynn Macau utilizes all of our currently available land, we are actively seeking additional land in Macau for future development, including land in the area commonly known as the Cotai Strip.

As part of our overall master plan, we continue to evaluate the previously announced expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore.” As a result, we have refined Encore to currently feature an approximately 2,000-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 150 suites and approximately 1,850 guest rooms as well as additional casino gaming and entertainment venues, restaurants, nightclubs, swimming pools, a spa and salon, convention and meeting space, and retail outlets. We expect Encore to open in the second half of 2008. As part of Encore, we are developing an additional theater to be called “The Grail Theater” and to be constructed adjacent to our existing Wynn and Broadway theaters at Wynn Las Vegas for the Tony Award winning musical, “Monty Python’s Spamalot.” The Grail Theater will include a retail store, food and beverage facilities and a themed “Spamalot Environment.” The construction cost and completion date for the theater, and the opening date for the production, have not yet been determined.

In February 2005, we submitted a design concept to the government of Singapore for the development of an integrated resort, including a casino, in Singapore and have been notified by the Singapore Tourism Board that we are qualified to participate in the Request for Proposal for the integrated resort that is expected to be issued by the Singapore Government in November 2005.

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

We opened Wynn Las Vegas on April 28, 2005 and operated the casino resort for 156 days during the nine-month period ended September 30, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. Because the quarter ended September 30, 2005 is our first full quarter of operations (except for the Avenue Q show in our Broadway Theater, which opened in late August 2005), we believe that our results of operations for the nine month periods ended September 30, 2005 and 2004 are not indicative of future results.

Our net loss for the three months ended September 30, 2005 was $14.2 million, which represents a $8.5 million or 38% decrease from the net loss of $22.7 million for the quarter ended September 30, 2004. Our net loss for the nine months ended September 30, 2005 was $87.0 million, which represents a $9.1 million or 12% increase from the net loss of $77.9 million for the nine months ended September 30, 2004.

We expect that our preopening expenses, which were a significant contributor to the net losses incurred for the nine months ended September 30, 2005 and 2004, will decrease in the near term. We will no longer incur preopening expenses associated with Wynn Las Vegas (excluding Encore). However, preopening expenses relating to Encore will increase as the scope and plans for Encore are completed. In addition, preopening expenses associated with Wynn Macau will increase as the construction of Wynn Macau progresses and as staffing increases prior to opening.

Financial results for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

The following table sets forth our financial results for the periods indicated by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues (1)
Casino	$123,049	$—	$221,764	$—
Rooms	61,393	—	106,026	—
Food and beverage	61,211	—	109,266	—
Entertainment, retail and other	42,057	1	76,716	195

Gross revenues	287,710	1	513,772	195
Less promotional allowances	(36,269)	—	(61,203)	—

Net revenues	$251,441	$1	$452,569	$195

Adjusted Property EBITDA (1, 2)	$73,205	$3	$131,940	$(170)
Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas	(1,541)	(11,356)	(67,427)	(26,612)
Wynn Macau	(5,606)	(2,403)	(12,205)	(6,550)
Corporate and other	—	(7,766)	(8,984)	(19,381)
Depreciation and amortization:
Wynn Las Vegas	(35,614)	(870)	(61,182)	(2,291)
Wynn Macau	(1,526)	(357)	(4,460)	(357)
Corporate and other	(746)	(677)	(1,863)	(1,079)
Property charges and other:
Wynn Las Vegas	(5,939)	—	(5,939)	—
Wynn Macau	—	—	—	—
Corporate and other	(113)	(788)	(222)	(1,300)
Corporate expenses and other	(8,842)	—	(13,844)	—

Total	(59,927)	(24,217)	(176,126)	(57,570)

Operating income (loss)	13,278	(24,214)	(44,186)	(57,740)
Other non-operating costs and expenses
Interest income	7,467	1,844	20,632	4,975
Interest expense, net	(34,935)	(336)	(63,425)	(533)
Loss on early extinguishment of debt	—	—	—	(25,628)

Total	(27,468)	1,508	(42,793)	(21,186)

Minority interest	—	—	—	1,054

Net loss	$(14,190)	$(22,706)	$(86,979)	$(77,872)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.

(2)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation and amortization, pre-opening and corporate expenses, property charges and other, and other non operating income and expenses. Management uses Adjusted Property EBITDA as the primary measure of the operating performance of its segments - Wynn Las Vegas and Wynn Macau - and to compare the operating performance of its properties with those of its competitors. Adjusted Property EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure determined in accordance with generally accepted accounting principles in the United States. The Company has significant uses of cash flows, including capital expenditures, propening costs interest payments and debt principal repayments, which are not reflected in Adjusted Property EBITDA. Also, other companies may calculate Adjusted Property EBITDA in a different manner than the Company.

The three months ended September 30, 2005 and the 156 days of operations during the nine months ended September 30, 2005 have no comparisons to prior periods as we were solely a development stage company prior to the opening of Wynn Las Vegas on April 28, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues were $123.0 million for the three months ended September 30, 2005, and $221.8 million for the 156 days of operations during the nine months ended September 30, 2005.

During both the three and the nine month periods ended September 30, 2005, the average table games win percentage (before discounts) was within the expected range of 18% to 22%, and the slot win percentage was within the expected range of between 5% to 6% of handle.

For the three months ended September 30, 2005, Wynn Las Vegas room revenues were approximately $61.4 million. Average daily rate (“ADR”) and occupancy for that period were $264 and 93.0%, respectively, generating revenues per available room (“REVPAR”) of $246. Other non-gaming revenues included food and beverage revenues of approximately $61.2 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $14.0 million, and other revenues including from the spa and salon, of approximately $11.2 million.

For the 156 days of operations during the nine months ended September 30, 2005, Wynn Las Vegas room revenues were approximately $106.0 million. ADR and occupancy for that period were $272 and 91.8%, respectively, generating REVPAR of $250. Other non-gaming revenues included food and beverage revenues of approximately $109.3 million, retail revenues of approximately $33.8 million, entertainment revenues of approximately $23.6 million, and other revenues including from the spa and salon, of approximately $19.3 million.

Adjusted Property EBITDA

Wynn Las Vegas’ adjusted EBITDA was approximately $73.2 million for the three months ended September 30, 2005 and was approximately $131.9 million for the 156 days of operations during the nine months ended September 30, 2005. Included in adjusted EBITDA are direct departmental expenses not present in the corresponding 2004 periods. During the three months ended September 30, 2005, these departmental expenses include casino expenses of $53.4 million, rooms expenses of $16.1 million, food and beverage expenses of $42.5 million, and entertainment, retail and other expenses of $28.7 million. During the 156 days of operations during the nine months ended September 30, 2005, these departmental expenses include casino expenses of $95.7 million, rooms expenses of $27.9 million, food and beverage expenses of $76.2 million, and entertainment, retail and other expenses of $49.0 million. Operating efficiencies continue to improve, as the number of full-time equivalent employees has decreased from an average of 9,600 in the quarter ending June 30, 2005, to an average of 8,200 in the quarter ending September 30, 2005.

Preopening expenses

Wynn Las Vegas’ preopening expenses decreased by $9.8 million or 86% for the three months ended September 30, 2005 compared to the three months ended September 2004, as a result of Wynn Las Vegas opening in the second quarter of 2005. Preopening expenses for Wynn Las Vegas ceased upon opening the hotel; however, preopening expenses relating to Encore are included in the Wynn Las Vegas segment. During the nine months ended September 30, 2005 compared to September 30, 2004, however, preopening expenses increased by $40.8 million or 153% due primarily to a substantial increase in staffing required in the period immediately before the opening of Wynn Las Vegas.

Wynn Macau’s preopening expenses increased by $3.2 million and $5.7 million, or 133% and 86%, respectively, for the three and nine month periods in 2005 compared to 2004, due primarily to the increased preopening activity commensurate with the progress of the Wynn Macau construction project. We expect that Wynn Macau’s preopening expenses will continue to increase in future periods as Wynn Macau’s construction and development continues, similar to the trend experienced with Wynn Las Vegas.

Corporate and other preopening expenses were zero and $9.0 million for the three and nine month periods ended September 30, 2005, respectively. After Wynn Las Vegas opened on April 28, 2005, corporate expenses were charged to general and administrative expense instead of preopening expenses. Consequently, during the nine-month period ended September 30, 2005, preopening expenses decreased by $10.4 million or 54% compared to the same period in 2004. Corporate staffing did not increase significantly immediately prior to and after opening Wynn Las Vegas; therefore the decrease represents the difference in having a 117-day preopening period in 2005 compared to a 274-day preopening period in 2004.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization increased by $34.7 million and $58.9 million for the three and nine-month periods ended September 30, 2005, compared to the same periods in 2004, as a result of the opening of Wynn Las Vegas. During construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expenses. The depreciation expenses will continue throughout the estimated useful lives of these assets.

Wynn Macau’s depreciation and amortization expenses also increased by $1.2 million and $4.1 million, respectively for the three and nine month periods in 2005, compared to 2004, due primarily to the amortization of the capitalized intangible assets associated with the Macau casino and land lease concessions. In September 2004, we purchased the 17.5% minority interest in Wynn Macau for 1,333,333 shares of Wynn Resorts, Limited (“Wynn Resorts”) common stock. We allocated $42.3 million of the value of the shares to the casino concession, which is charged to amortization expense over the concession’s term through June 2022. We also obtained a land lease concession during 2004, which we charge to depreciation and amortization over the 25-year lease term. Other than these charges to depreciation and amortization, Wynn Macau’s depreciation expenses will remain relatively insignificant until the resort opens and its assets are placed into service. See “Critical Accounting Policies and Estimates,” below.

Property charges and other

We continually evaluate market demand and customer preferences for our amenities and service offerings. Accordingly, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005. Included in Wynn Las Vegas’ property charges and other for the three and nine months ended September 30, 2005 is approximately $2.9 million of costs relating to assets replaced or refurbished to enhance Wynn Las Vegas. Also included in Wynn Las Vegas property charges for the three and nine months ended September 30, 2005 is approximately $3.0 million of expense relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and opening Wynn Las Vegas. There were no comparable Wynn Las Vegas property charges incurred during 2004.

Corporate expenses and other

Corporate expenses reflect costs such as salaries and other general and administrative expenses that are not allocated to our Wynn Las Vegas or Wynn Macau segments. Prior to opening Wynn Las Vegas, corporate expenses were reported as preopening expenses. Consequently the corporate expenses of approximately $8.5 million and $13.5 million, respectively, represent those unallocated expenses incurred during the three months and the 156 days of operations during the nine months ending September 30, 2005.

Other non-operating costs and expenses

Interest income increased by $5.6 million and $15.7 million, respectively, for the three and nine months ended September 30, 2005, compared to 2004, due primarily to the significant increase in the amount of average cash balances available and invested from the remaining proceeds of our 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under the Wynn Las Vegas, LLC credit facilities that were invested during the three and nine months ended September 30, 2005, compared to the same periods in 2004.

Interest expense, net, increased by $34.6 million and $62.9 million for the three and nine months ended September 30, 2005, compared to 2004, due to the significant decrease in the amount of interest capitalized. During the construction of Wynn Las Vegas, a significant portion of the interest costs were capitalized. Upon opening Wynn Las Vegas, a substantial portion of our assets previously under construction were placed into service, and the majority of our interest cost was thereafter expensed.

Also, during 2004, we recorded a $25.6 million loss on the early retirement of $122.4 million of the original $370.0 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”). This loss resulted from the write-off of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. Most of the remaining principal amount of the Second Mortgage Notes have since been repurchased.

Comprehensive Income

Comprehensive income of approximately $6.1 million and $8.0 million, respectively for the three and nine month periods ended September 30, 2005 increased from the comprehensive losses of $8.9 million and $2.9 million, respectively, for the three and nine months ended September 30, 2004, due to the changes in the fair value of our interest rate swaps outstanding during each of those periods. We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Our interest rate swaps have been designated by us as cash flow hedges in accordance with prevailing accounting regulations. As of September 30, 2005 and December 31, 2004, we recorded approximately $8.6 million and $583,000 in other assets, respectively, to reflect their fair value. These fair value amounts approximate the amount we would pay or receive if these contracts were settled at these dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income, interest paid and non-cash charges included in operating income. We believe that cash flows from operations for the nine months ended

September 30, 2005, are not indicative of future results, primarily because of the preopening expenses that were incurred in connection with the opening of Wynn Las Vegas and included in the nine months ended September 30, 2005 and 2004. Cash provided by operations for the three and nine months ended September 30, 2005 was approximately $32.2 million and $14.7 million, respectively, and cash used in operations for the three and nine months ended September 30, 2004 was approximately $10.2 million and $34.9 million, respectively.

Capital Resources

We have financed each of our casino resort projects separately at the subsidiaries that own and operate, or will own and operate, them. Although Wynn Las Vegas opened on April 28, 2005, consistent with large-scale construction projects, final accounting for and payment of the total project costs have not yet been completed. Determination of the final project cost is subject to a complete accounting, which is expected to occur in the fourth quarter of 2005. We also are constructing Wynn Macau and continue to develop plans for Encore.

At September 30, 2005, we also had approximately $989.9 million of cash and cash equivalents. Although Wynn Resorts is not a guarantor of Wynn Las Vegas, LLC’s or Wynn Macau, S.A.’s debt and is not obligated to apply any of its funds to either Wynn Las Vegas or Wynn Macau, it has approximately $309.3 million in cash that can be made available for those projects or used for general corporate purposes. In addition, Wynn Las Vegas has $206.6 million in cash available for its unrestricted use, and Wynn Macau has approximately $37.0 million in cash available for its unrestricted use.

At September 30, 2005, we had approximately $437.0 million in restricted cash and investments from the proceeds of our debt and equity financings. The substantial majority of this amount is restricted for the final project costs of Wynn Las Vegas, the development and construction of Encore, the ongoing construction of Wynn Macau, and certain other specific costs in accordance with agreements governing our debt facilities. Approximately $372.1 million, including $80.0 million restricted for a Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore for a completion guarantee if the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specifications”) are approved), is restricted for the remaining costs of Wynn Las Vegas and the construction, development and preopening expenses of Encore. Approximately $49.0 million is restricted for the ongoing development, construction and preopening expenses of Wynn Macau. Approximately $15.0 million is restricted for the two semi-annual interest payments, due on January 15, 2006 and July 15, 2006, on our 6% Convertible Subordinated Debentures due 2015. In addition there is approximately $900,000 restricted for certain sales tax and other payments. Cash equivalents are comprised of investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Construction and Development

Wynn Las Vegas

Construction of Wynn Las Vegas was virtually complete by the opening on April 28, 2005. Certain minor construction, consisting primarily of punchlist items and the Broadway Theater, continued subsequent to opening. As of September 30, 2005, the Broadway Theater was complete and the punchlist had been virtually completed. However, a final accounting has not yet been made. Based on information available to us at September 30, 2005, the total cost of Wynn Las Vegas is expected to be in the range of $2.72 to $2.75 billion. This includes the cost of acquiring approximately 235 acres of land, costs of design and construction, capitalized interest, pre-opening expenses, financing fees and construction contingencies, but excluding the incremental cost for Encore (other than the land for Encore). Through September 30, 2005, we had funded approximately $2.7 billion of Wynn Las Vegas project costs primarily from a combination of contributed capital, proceeds from sales of our common stock, proceeds from the issuance of the Second Mortgage Notes which were discharged in December 2004, proceeds from the issuance of First Mortgage Notes, and a portion of the borrowings under our credit facilities.

We have sufficient cash balances, including our completion guarantee and liquidity reserve, as well as availability under our credit facilities, to pay for all of the costs of the Wynn Las Vegas project.

Since opening Wynn Las Vegas, we have been evaluating customer reception to the property and our service offerings and in response have commenced certain enhancements and refinements to Wynn Las Vegas. As a result, we have begun to incur capital expenditures relating to these enhancements and refinements. Under our credit facilities, Wynn Las Vegas, LLC is permitted to make a maximum of $40.0 million of capital expenditures in 2005, and up to $80.0 million of capital expenditures in 2006; provided that such limitations shall be increased by the amount of any capital contributions made by Wynn Resorts, Limited and applied to such capital expenditures.

Encore at Wynn Las Vegas

Due to the strong demand for Wynn Las Vegas, the continued strength in the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we continue to evaluate Encore as part of our overall master plan. As a result, we have refined Encore to currently feature an approximately 2,000-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 150 suites and approximately 1,850 guest rooms, as well as additional entertainment venues, restaurants, nightclubs, swimming pools, casino gaming, a spa and salon, convention and meeting space, and retail outlets. We expect Encore to open in the second half of 2008.

In June 2005, we received the necessary consents from the holders of our First Mortgage Notes and our lenders to extend the deadline for approval of the Encore Budget, Plans and Specifications from June 30, 2005 to December 31, 2005 (which may be further extended to March 31, 2006 upon receiving further approvals), and to extend the outside date for completion of Encore from March 31, 2008 to December 31, 2008.

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

Wynn Macau

Wynn Macau is under construction and will open in two phases. The first phase will utilize approximately 11 of the 16 available acres and includes 600 hotel rooms and suites, approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 26,000 square feet of retail space, a spa, a salon, and entertainment lounges and meeting facilities. In September 2005, Wynn Macau, S.A. completed a refinancing of the first phase of the resort, as well as a financing for the second phase, which will include an additional 92,000 square feet of casino space, a restaurant, a theater, additional retail venues and a front feature attraction. The second phase will be built on the remaining five acres of the Wynn Macau site and will be fully integrated into the first phase of the resort. The total project budget for Wynn Macau is approximately $1.1 billion, including contingencies, but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows. Wynn Macau is expected to open in the third quarter of 2006, with the second phase expected to open by the third quarter of 2007.

We commenced construction of Wynn Macau in June 2004 and amended the construction contract to include the second phase in September 2005. Under the amended and restated construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by one of our subsidiaries) based on an existing scope of work and design specifications for both the first phase and the expansion as provided by us, for a guaranteed maximum price of approximately $457.2 million (including the contractors’ fee and contingency).

Design and construction is progressing on schedule and within budget. Construction milestones in the various project sections since groundbreaking include the following:

Phase I

Highrise Tower:

•	The building superstructure is complete;
•	The placement of roof steel is nearly complete;
•	The curtain wall is nearly complete; and
•	Electrical and mechanical services, sub-framing and other activities are in progress.

Lowrise Podium:

•	Pile caps and the water feature ground floor slab are nearly complete, as is the swimming pool base slab; and
•	The superstructure is progressing, with many areas over 80% complete.

Phase II

•	Work relating to excavation and footings has begun and is progressing.

Through September 30, 2005, Wynn Macau, S.A. had incurred approximately $308.6 million of the total $1.1 billion of budgeted project costs. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $685.0 million, land acquisition costs of approximately $49.0 million, and capitalized interest, preopening expenses, financing fees and other costs totaling in the aggregate approximately $351.6 million. These costs have been, and will continue to be, funded from the previously funded $230.0 million base equity loans from Wynn Resorts and $80.0 million borrowed under Wynn Las Vegas, LLC’s revolving credit agreement and loaned as subordinated debt, as well as Wynn Macau, S.A.’s senior secured credit facility. As of September 30, 2005, project costs still to be incurred totaled approximately $777.0 million.

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

As originally intended, on August 15, 2005, we borrowed $80.0 million of the $600.0 million available under the Wynn Las Vegas, LLC revolving credit facility to provide a portion of the financing for Wynn Macau. We repaid this borrowing on October 25, 2005. The amount that was repaid may be reborrowed.

The costs of Wynn Las Vegas are paid for with funds from the following sources and in the following order of priority:

•	First by using any proceeds from the First Mortgage Notes, and the proceeds of borrowings under the credit facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the new credit facilities;

•	Second, by using proceeds of additional borrowings under our credit facilities; and

•	Third, by using the funds made available to us on a gradual basis from the $30 million available of the $50 million completion guarantee deposit account and the $30 million liquidity reserve account.

Through September 30, 2005, we had funded approximately $60.7 million of costs associated with the design and predevelopment of Encore (including $35.1 million since December 14, 2004). Until such time as the Encore Budget, Plans and Specifications have been submitted by us and approved by a majority of the arrangers or a majority of the lenders under the agreement governing the disbursement of funds for Wynn Las Vegas and Encore, we may make additional disbursements of up to $64.9 million to pay for development costs for Encore. If the Encore Budget, Plans and Specifications are approved by December 31, 2005 (which may be further extended to March 31, 2006 upon receiving certain approvals), then we expect to fund construction of Encore with remaining proceeds of the First Mortgage Notes, borrowings under the Wynn Las Vegas, LLC credit facilities and future cash flows from the operations of Wynn Las Vegas. We will fund the costs of development and construction of Encore pursuant to the disbursement agreement, with funds utilized in the same order of priority as indicated above for Wynn Las Vegas. If the Encore Budget, Plans and Specifications are not approved by December 31, 2005 (or March 31, 2006, if further extended), then the amount available under the new credit facilities, and the amount of indebtedness that the indenture for the First Mortgage Notes will permit us to incur for this purpose, will be reduced by $550.0 million.

We also entered into two interest rate swaps in December 2004 to hedge a portion of the underlying interest rate risk on future borrowings under the Wynn Las Vegas credit facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” below.

Wynn Macau

Financing for Wynn Macau’s design, development, construction and preopening expenses is provided by a combination of cash on hand in the form of base equity loans totaling $230 million, subordinated loan financing provided from funds borrowed under the Wynn Las Vegas, LLC revolving credit facility totaling $80 million, and a senior bank facility. On September 14, 2005, we amended the Wynn Macau, S.A. senior bank facility to expand its availability from $397 million to $764 million, including $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of September 30, 2005, we have not borrowed any funds under the Wynn Macau, S.A. senior bank facility.

The term loan facilities mature in September 2011, and the revolving credit facility matures in September 2007. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on March 14, 2008. The term loans will bear interest at the London Interbank Offered Rate (“LIBOR”) or the Hong Kong Interbank Offered Rate (“HIBOR”) plus a margin of 3.0% until the opening of Wynn Macau (expected in the third quarter of 2006), at which time the interest rate will reduce to LIBOR or HIBOR plus a margin of 2.75%. The senior bank facility also provides for further reductions in the margin on the term loans if Wynn Macau, S.A. satisfies certain prescribed leverage ratio tests. Loans under the revolving credit facility will bear interest at HIBOR plus 2.5%.

Collateral for the senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A. either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

Wynn Macau, S.A. is permitted to borrow under the senior secured credit facilities after the base equity and subordinated funding described above has been expended by Wynn Macau, S.A. on Wynn Macau, and other conditions precedent customary for limited recourse project finance construction loans are satisfied.

In addition to the above financing sources, we have $30.0 million of long-term restricted cash reserved as contingent equity and a $72.0 million contingent debt facility from our lenders. We also entered into two interest rate swaps in October 2005 to hedge a portion of the underlying interest rate risk on future borrowings under the Wynn Macau, S.A. credit facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” below.

Other

On May 24, 2005, we borrowed an aggregate amount of $44.75 million under two term loans secured by a corporate aircraft. The loans mature on May 24, 2010. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loans, subject to a minimum prepayment of $10.0 million.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made until Wynn Las Vegas has been completed and certain other financial and non-financial criteria have been satisfied. In addition, the other credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions.

If completion of the Encore or the Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening of those respective resorts will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flows and remaining availability under Wynn Las Vegas, LLC’s credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau, upon opening, will fund Wynn Macau, S.A.’s debt service obligations with operating cash flows and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Furthermore, new business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, as well as other domestic or international markets, including Singapore. There can be no assurances regarding the business prospects with respect to Singapore or any other opportunity. This or any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts or through subsidiaries separate from the Las Vegas or Macau-related entities.

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

Construction and Development Estimates

During construction, direct costs such as those incurred for the design and construction of the Wynn Las Vegas and Wynn Macau casino resorts, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during the construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon opening, we began recognizing depreciation on the fixed assets of Wynn Las Vegas. Depreciation expense is recognized in our financial statements based on the straight-line method over the estimated useful lives of the corresponding assets as follows:

Buildings and improvements	40 years
Parking garage	15 years
Airplanes	7 to 20 years
Furniture, fixtures, equipment and land improvements	3 To 20 years

The remaining estimated useful lives of assets are periodically reviewed. A charge resulting from a change in the estimated period of benefit is accounted for in the period of change as a change in accounting estimate under Accounting Principles Board (“APB”) No. 20, “Accounting Changes”.

Depreciation on the majority of the assets comprising Wynn Macau will commence in the third quarter of 2006 when Wynn Macau opens. However, the maximum useful life of assets at Wynn Macau will be the remaining life of the gaming concession, which expires in June 2022. Consequently, depreciation related to Wynn Macau will generally be charged on an accelerated basis when compared to Wynn Las Vegas.

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

Allowance for Estimated Doubtful Accounts Receivable

We maintain a reserve for bad debts. The provision for doubtful accounts, an operating expense, increases the reserve for bad debts. Write-offs decrease the reserve. We evaluate the reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and civil litigation and criminal proceedings. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At September 30, 2005, approximately 57% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate as shown by the relative amounts charged for the three and nine months ended September 30, 2005 of $2.0 million and $10.6 million, respectively. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as necessary.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement, according to SEC rule, as amended, is effective January 1, 2006. We are currently evaluating the methodology to be used in measuring the fair value of stock-based compensation awards, as well as the impact that adoption of this statement will have on our consolidated financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

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

Wynn Las Vegas

On December 14, 2004, concurrent with refinancing Wynn Las Vegas, LLC’s indebtedness, we terminated the two interest rate swaps we had previously entered into as required under the terms of our original financing documents. As a result of the termination, we received approximately $9.6 million in settlement of the related assets, which is being amortized from accumulated other comprehensive income to reduce interest expense over the original contract life of the two interest rate swaps. Approximately $1.2 million and $3.6 million was amortized against interest expense during the three and nine months ended September 30, 2005, respectively.

In connection with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on the $400.0 million of term loan borrowings outstanding under the current Wynn Las Vegas, LLC credit facilities, which bear interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in each of the swap instruments through December 2008. The interest rate swaps are expected to be effective as hedging instruments as long as sufficient term loan borrowings are outstanding, and effectively fix the interest rate on these borrowings at approximately 5.918%. Any ineffectiveness will increase our recorded interest expense in the consolidated financial statements.

As of September 30, 2005, we recorded in other assets the fair value of the net effect of the two new interest rate swaps of approximately $8.6 million, an increase of $8.0 million compared to the value of $583,000 at December 31, 2004. Because there has been no ineffectiveness in the hedging relationship, the corresponding change in fair value of equal amount is reported in other comprehensive income for the year ended December 31, 2004. The fair value approximates the amount we would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions. Therefore, the fair value is subject to significant estimation and a high degree of variability of fluctuation between periods.

Wynn Macau

On October 14, 2005, we entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s $729 million senior term loan facility. Under the first hedge agreement, we will pay a fixed interest rate of approximately 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second hedge agreement, we will pay a fixed interest rate of approximately 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both hedge agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be effective as hedging instruments as long as sufficient borrowings are outstanding under the senior bank facility, and effectively fix the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.84% and 7.77%, respectively. Any ineffectiveness will increase our recorded interest expense in the consolidated financial statements.

Interest Rate Sensitivity

Although we hedge a significant portion of our floating-rate debt, a 1% increase in the LIBOR would have increased our interest cost by approximately $217,000 and $280,000 for the three and nine months ended September 30, 2005, based upon the average amounts outstanding during those periods.

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

In July 2005, officials from the People’s Bank of China announced the adoption of a new foreign exchange policy that will move away from a U.S. dollar peg of 8.28 Chinese renminbi to one U.S. dollar. The renminbi will instead trade based on a basket of currencies. The currency components of the basket have not been announced. The exchange rate at September 30, 2005, was 8.11 Chinese renminbi to one U.S. dollar. Management believes that the current revaluation of the renminibi will not have a material effect on our financial position or results of operations.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company does not have any material litigation as of September 30, 2005.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp. (3)

10.2	Employment Agreement, dated as of August 31, 2005, between Worldwide Wynn, LLC and Linda Chen. (3)

10.3	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal. (3)

10.4	Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (4)

*10.5	Amended and Restated Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Owner and Leighton Contractors (Asia) - Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited, jointly and severally, the Contractor.

*10.6	Amended and Restated Note Purchase Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Wynn Group Asia, Inc.

*10.7	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.

*10.8	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.

*10.9	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.

*10.10	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.

Exhibit No.	Description

*10.11	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.

*10.12	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 1, 2005 and incorporated herein by reference.
(4)	Previously filed with the Current Report on Form 8-K/A filed by the Registrant on September 29, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 8, 2005

By:	/s/ JOHN STRZEMP
John Strzemp
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)