Form 10-K
period 2005-12-31
WYNN RESORTS LTD
filed 2006-03-16
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Stock Market on June 30, 2005 was $2,246,308,311.

As of March 10, 2006, 99,754,014 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

Wynn Resorts, Limited, led by Chairman and Chief Executive Officer, Stephen A. Wynn, is a leading developer, owner and operator of destination casino resorts. We own and operate “Wynn Las Vegas,” a destination casino resort on the “Strip” in Las Vegas, Nevada, and are constructing and will own and operate “Wynn Macau,” a casino resort development located in the Macau Special Administrative Region of the People’s Republic of China (“Macau”) which is scheduled to open to the public in the third quarter of 2006. We also are developing an expansion of Wynn Las Vegas named “Encore at Wynn Las Vegas”. In addition, we have submitted an application to the Macau government seeking a land concession for 54 acres of additional land on the Cotai Strip in Macau for future development, and we continue to explore opportunities to develop additional gaming or related businesses in other domestic and international markets.

Unless the context otherwise requires, all references herein to “Wynn Resorts,” the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited and its consolidated subsidiaries or, with respect to periods prior to September 24, 2002, to Valvino Lamore, LLC (“Valvino”) and its consolidated subsidiaries, as the predecessor company of Wynn Resorts.

Wynn Resorts has previously filed registration statements and other documents with the Securities and Exchange Commission (“SEC”). Any document Wynn Resorts files may be inspected, without charge, at the SEC’s public reference room at 450 Fifth Street, N.W. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through its own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge.

Wynn Las Vegas

Wynn Las Vegas opened to the public on April 28, 2005. The resort’s accommodations, amenities and exceptional service have allowed us to attract and retain high quality customers. Wynn Las Vegas offers 2,674 rooms and suites in its 45-story tower, plus 36 fairway villas and 6 private-entry villas for our premium guests. The approximately 111,000 square foot casino features 137 table games, a baccarat salon, private VIP gaming rooms, a poker room, 1,960 slot machines, a race and sports book and a keno lounge. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers a nightclub, an ultra-lounge, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 76,000 square foot retail promenade featuring boutiques from Chanel, Christian Dior, Graff, Manolo Blahnik, Jean-Paul Gaultier and Louis Vuitton. Wynn Las Vegas also has two showrooms. The Wynn Theater features “Le Rêve,” a water-based production by Franco Dragone, who created “O,” “Mystère” and Celine Dion’s “A New Day...”. The Broadway Theater currently features the Tony Award winning Broadway musical, “Avenue Q.” We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening. Since opening, we experienced an overall 92.1% average occupancy and $274 average daily room rate, which compares favorably to the overall 89.2% average occupancy and $103 average daily room rate of the Las Vegas Strip.

Since its opening, we have further enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In addition, we have agreed with the producers of “Avenue Q” that the May 28, 2006 performance of the show will be the last at Wynn Las Vegas. We intend to remodel the Broadway Theater and adjacent areas to accommodate “Monty Python’s Spamalot” winner of the 2005 Tony Award for best musical.

Wynn Macau

We are constructing and will own and operate Wynn Macau, our first destination casino resort in Macau, under a 20-year casino concession agreement granted by the Macau government in June 2002. We are one of only three concessionaires and two sub-concessionaires currently permitted by the government to operate a casino gaming business in Macau. The government of Macau has expressed its desire to transform Macau into the tourist destination of choice in Asia. The Chinese government has also gradually relaxed its travel and currency restrictions, allowing mainland Chinese from certain urban centers and economically developed areas to visit Macau without joining a tour group and increasing the amount of renminbi that Chinese citizens are permitted to bring into Macau. With approximately 100.0 million people within a three hour drive and nearly 1.0 billion people within a three-hour flight from Macau, Wynn Macau is located in what we believe will be one of the largest and fastest-growing gaming markets in the world.

Wynn Macau is being constructed, and will open, in phases. The first phase of the project will utilize approximately 11 of a total site area of 16 acres of land and will include 600 hotel rooms and suites, approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 26,000 square feet of retail space, a spa, a salon, entertainment lounges and meeting facilities. The second phase will include an additional 136,000 square feet of casino space, two restaurants, additional retail space, a theater, and a dramatic front feature attraction. The second phase will be built on the remaining five acres of the Wynn Macau site and will be integrated into the first phase. The second phase is expected to be completed and open to the public by the third quarter of 2007.

On February 23, 2006, we announced our intention to increase the capacity of the second phase of Wynn Macau by an additional 150 table games. The second phase will now include 300 table games, increasing the total number of table games in the facility from 350 tables to 500 tables. The second phase casino expansion and certain improvements to our suite product are expected to cost approximately $70 million, bringing the total budget of Wynn Macau to approximately $1.2 billion. Subject to receipt of all necessary approvals from our lenders, these additional project costs are anticipated to be funded through the existing financing structure. The second phase (including the additional 150 tables) remains on target to open by the third quarter of 2007.

On March 4, 2006, the Company entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which the Company agreed to sell to PBL a subconcession to operate casino games in Macau for a purchase price of $900.0 million. The transaction is subject to the approval of the Macau government.

Other Development Opportunities

We have submitted an application to the government of Macau for an additional 54 acres of land in the area commonly known as the Cotai Strip and continue to explore opportunities throughout the world. We continually seek out new opportunities for additional gaming or related businesses, in Las Vegas, other markets in the United States, and worldwide.

Construction and Development

Wynn Las Vegas

Wynn Las Vegas, with the exception of the Broadway Theater, opened on April 28, 2005. The Broadway Theater, presenting “Avenue Q,” opened in late August 2005. The entire Wynn Las Vegas project was constructed at a total cost of approximately $2.74 billion. This includes the purchase of the land (including the land for Encore) and buildings formerly comprising the Desert Inn, additional land for employee parking, costs of design and construction, financing fees, interest and other pre-opening costs.

Beginning in the third quarter of 2005, in the ordinary course of our business and in order to increase revenues, we made and continue to make certain enhancements and refinements to Wynn Las Vegas. We have remodeled six of our Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst, the nightclub formerly known as La Bête, and portions of the high-limit gaming areas. We also intend to remodel the Broadway Theater and adjacent areas to accommodate the Tony Award winning show, “Monty Python’s Spamalot.” As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements.

Encore at Wynn Las Vegas

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we intend to develop Encore at Wynn Las Vegas (“Encore”) on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. We have refined the design of Encore to include a 2,054-room hotel tower fully integrated with Wynn Las Vegas, containing 144 suites and 1,910 guest rooms, as well as an approximately 44,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We expect to commence construction of Encore in the second quarter of 2006 and open Encore to the public by the end of 2008. The project budget for Encore is approximately $1.74 billion, including approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot”.

Wynn Macau

In June 2004, we began construction of Wynn Macau. Construction of Wynn Macau is progressing on time and within budget, with the first phase expected to open to the public in the third quarter of 2006. Superstructure works are complete for the podium and tower. Certain areas in the first phase of the project, namely retail and the information technology data center, have been handed over to operations. Construction on the second phase is rapidly moving from the foundations to the structure.

As of December 31, 2005, the Company has incurred approximately $427.2 million of a total project budget of approximately $1.2 billion (including the expansion of the second phase), with approximately $748.4 million to be spent to complete Wynn Macau.

Financing

Wynn Las Vegas and Encore

On December 14, 2004, we completed a series of transactions that lowered our overall cost of borrowing and raised additional funds to develop Encore. This refinancing consisted of $1.3 billion of 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”), a $400 million term loan facility (the “Term Loan”) and a $600 million revolving credit facility (the “Revolver”). Although a final accounting for Wynn Las Vegas is not expected until the second quarter of 2006, Wynn Las Vegas’ estimated $2.74 billion total project cost has been, and will be, funded from a combination of contributed capital from the original members of Valvino, proceeds from sales of our common stock, proceeds from the issuance of the 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of First Mortgage Notes, and a portion of the Term Loan.

The Revolver is available for Wynn Las Vegas’ general corporate purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Macau, S.A. as subordinated debt (the “Macau Subordinated Debt”). Wynn Las Vegas, LLC repaid this amount in the third quarter of 2005. As of December 31, 2005, $10.0 million was outstanding under the Revolver.

Until the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specs”) are approved, our loan documents permit us to spend up to $100.0 million of financing proceeds on Encore. Through

December 31, 2005, we had spent approximately $40.7 million. We expect that the remaining proceeds from the First Mortgage Notes, together with availability under the Wynn Las Vegas, LLC credit facilities and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion will be financed from the issuance of up to $100.0 million of additional notes and/or contributions from Wynn Resorts.

On March 15, 2006, we amended our Wynn Las Vegas credit facilities to (a) allow the Company to issue up to $100.0 million of additional First Mortgage Notes; (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the Phase II Approval Date; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

The final costs of Wynn Las Vegas will be paid from previously funded amounts under the First Mortgage Notes and the Term Loan and the ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Credit Facilities; and

•	Fourth, by using the funds from the $50.0 million completion guarantee deposit account.

Wynn Macau

Financing for Wynn Macau’s design, development, construction and pre-opening expenses is provided by a combination of cash on hand in the form of base equity loans totaling $230 million, the Macau Subordinated Debt, and a senior bank facility. On September 14, 2005, we amended the Wynn Macau, S.A. senior bank facility to expand its availability from $397 million to $764 million, including $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of December 31, 2005, we have borrowed approximately $78.9 million under the Wynn Macau, S.A. senior bank facility.

In addition to the above financing sources for Wynn Macau, we have $30.0 million of long-term restricted cash reserved as contingent equity and a $72.0 million contingent debt facility from our lenders. Upon receipt of approval by our secured lenders, this contingent debt facility will be used to fund construction of the casino expansion and suite upgrade in the second phase of Wynn Macau.

Our Strategy

Capitalize on the “Wynn” Brand.    Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and, as such, has developed a “brand name” status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, upscale design, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas sets a new standard of luxury and elegance for destination casino resorts in Las Vegas. We also believe that Mr. Wynn’s reputation and the new standard of luxury and elegance brought to the industry by Wynn Las Vegas translate to a high level of anticipation for Wynn Macau and Encore at Wynn Las Vegas. We intend to extend our “Wynn” brand to other domestic and international opportunities as they arise.

Attract and deliver high-quality service and amenities to high-end gaming customers.    Wynn Las Vegas was designed and built to attract premium gaming customers. Wynn Las Vegas offers luxurious rooms and suites, high-limit table offerings, VIP gaming salons, exquisite fine dining (including our AAA rated, 5-Diamond French restaurant, Alex), premium retail shopping, distinctive entertainment and an 18-hole golf course. Our hotel and gaming offerings are designed to meet the expectations of high-budget, premium customers, including our Asian customers. We expect our Asian customer segment to become even more significant upon opening Wynn Macau and intend to capitalize on cross-marketing opportunities between Wynn Las Vegas and Wynn Macau.

Marketing.    We have positioned Wynn Las Vegas as a full-service luxury resort and casino in the leisure, convention and tour and travel markets. We market Wynn Las Vegas directly to gaming customers using database marketing techniques, as well as using traditional incentives, such as reduced room rates and complimentary meals and suites. We offer high-roller gaming customers premium suites and special hotel services, and have a guest loyalty program that integrates all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compares it against incurred expenses to determine the profitability of that guest. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also use our integrated database to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

Mr. Wynn and our marketing team have developed a substantial network of long-standing international and domestic high-roller and premium customers. Mr. Wynn’s reputation has attracted experienced, high-level international and domestic casino marketing executives to work with the Company. We have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Vancouver and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We also create general market awareness for our properties through conventions and media, including television, radio, newspapers, magazines, the Internet, direct mail and billboards.

Capitalize on our Opportunity in Macau.    There are three gaming concessionaires and two sub-concessionaires currently permitted by the government of Macau to operate casinos. The government of Macau is encouraging significant investment in new and expanded casino entertainment facilities in Macau to enhance its reputation as a casino resort destination and to attract additional tourists and lengthen stays. We expect tourism in Macau to continue to grow as the Chinese government liberalizes historical restrictions on travel and currency movements. Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macau in a relatively short period of time, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macau or to Hong Kong. The relatively easy access from major population centers promotes Macau as a popular gaming destination in Asia. We will utilize our brand and significant experience in Las Vegas by providing a Steve Wynn-designed property on an attractive site located on approximately 16 acres in Macau’s inner harbor area across from the Hotel Lisboa, Macau’s largest and best-known casino. Furthermore, we have submitted an application seeking a land concession for 54 acres of land for further development in the Cotai Strip area of Macau. Our concession provides us with the ability to develop an unlimited number of casino resorts or to sell subconcessions, with Macau government approval, which adds significant value to our Macau opportunity.

Future Las Vegas Expansion.    Wynn Las Vegas is located on approximately 55 acres on the famed Las Vegas Strip. Our property is located between the approximately 3.0 million square feet of convention space operated by the Las Vegas Convention and Visitors Authority and the expanding Venetian Casino Resort and its adjoining approximately 1.15 million square foot Sands Expo Center; diagonally across from the Mirage and the Treasure Island Hotel and Casino; directly across from the Fashion Show Mall; and across from new developments expected on the current sites of the New Frontier and the Stardust casino resorts. Encore is being developed on 20 acres of land adjacent to Wynn Las Vegas. We also have an approximately 142-acre parcel of land behind Wynn Las Vegas, which is currently used as a golf course. In addition, we have approximately 18 acres of land across Sands Avenue currently used for employee parking.

We are developing a long-range master plan for the 142-acre golf course that will include a large mixed-use hotel, casino entertainment resort complex. The complex may include multiple waterfront hotels built around a lake offering water sports and other entertainment. The complex also may include multiple restaurants, retail offerings and entertainment venues. We have not yet developed specific plans for such a complex, and there can be no assurance that such plans will be developed. We cannot predict the cost of such a development or whether we will be able to obtain the necessary financing for the development on suitable terms, if at all. It is not expected that any construction on the golf course land would begin before 2009.

Experienced Management Team.    Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. Mr. Wynn and many members of current senior management team were responsible for the design, development and operation of The Mirage, Treasure Island at The Mirage, and Bellagio. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. We also have a 77-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines. Other senior executives joined Mr. Wynn from renowned hospitality companies including Caesars Entertainment and Starwood.

Opportunities for Future Growth.    We are continually looking for new opportunities for gaming and related businesses in Las Vegas as well as other domestic and international markets through acquisition, investment or development.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the United States. In 2005, the Las Vegas gaming and hotel markets continued their upward trends with, among other things, a 3.2% increase in visitation, a 13.1% increase in Las Vegas Strip gaming revenue, a 1.3% increase in hotel room inventory and a 14.9% increase in average daily room rates, as compared to 2004.

Many properties on the Las Vegas Strip have opened over the past ten years, including the Bellagio, Mandalay Bay Resort & Casino, New York-New York Hotel and Casino, Paris Las Vegas, Aladdin Resort & Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including MGM Grand Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas is located on the Las Vegas Strip and competes with these and other high-quality resorts and hotel casinos on the Las Vegas Strip, those in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage, The Venetian and others, have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do while targeting the same demographic group. We seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, Internet gaming and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Philadelphia, Los Angeles, San Francisco and Boston,

from which we attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

In addition to the existing casinos with which Wynn Las Vegas currently competes, several new resorts are expected to open on or near the Las Vegas Strip before 2010. The major projects, which have either been announced or are currently under construction include:

•	Palazzo—Las Vegas Sands’ new development currently under construction adjacent to The Venetian features a 50-floor tower with approximately 3,025 suites, restaurants owned and operated by well-known restaurateurs and a theater that is expected to host a Broadway show. The resort is expected to open in 2007.

•	Echelon Place—Boyd Gaming’s $4.0 billion development, which includes four distinctive hotels with a total of 5,300 guest rooms and suites (one developed by Boyd Gaming and the other three branded Shangri-la, Delano and Mondrian). The development will also include a 140,000 square foot casino, 25 restaurants and bars, pool and garden areas, a 4,000-seat theater and a 1,500-seat theater that will house smaller shows and touring acts. In addition, Boyd will develop, own, and operate the Las Vegas ExpoCenter at Echelon Place, with 650,000 square feet of exhibition and pre-function space and 175,000 square feet of meeting and conference space. The project is expected to open in 2010.

•	City Center—a new development by MGM Mirage, consisting of a 4,000-room casino resort, retail and entertainment facilities, boutique hotels and residential developments at an estimated cost of $7 billion. The project is expected to open in 2010.

•	The New Frontier—land located across the Las Vegas Strip from Wynn Las Vegas is expected to be redeveloped to include a 2,771 room hotel, a 104,000 square foot casino, approximately 255,000 square feet of convention facilities, and several bars, restaurants, lounges, retail, and related areas. The plan also includes a 500 foot high Ferris wheel with 32 passenger capsules, each able to hold up to 25 people. The timing and budget for the project are still undetermined.

•	The Cosmopolitan—a $1.5 billion project being developed by Bruce Eichner, will include a 2,700-unit condominium hotel managed by Hyatt Hotels Corp., a 70,000 square foot casino, retail shops, restaurants, theater, meeting rooms, and a “beach” club. The property will be located south of the Bellagio and is expected to open in 2008.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred in December 1999 from Portuguese to Chinese political control. Macau is administered as a special administrative region of China. Macau is located approximately 37 miles southwest of, and less than one hour away via a ferry system from, Hong Kong and has been a casino gaming destination for more than 40 years. Macau consists principally of a small peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is positioned in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau generated approximately $5.6 billion in gaming revenue in 2005, a nearly 10% increase over the $5.1 billion generated in 2004. Macau casinos are primarily table game-oriented and include many private VIP rooms, but relatively few slot machines.

Macau’s gaming market is primarily dependent on tourists. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, 18.7 million people visited Macau in 2005, an increase of 12% over the 16.7 million visitors of 2004. From 1999 through 2005, less than one-third of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only one to two nights. We expect the average length of stay to increase as a result of new, upscale hotel resort accommodations in Macau.

Gaming customers traveling to Macau typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, over 90% of the tourists who visited Macau in 2004 came from Hong Kong, mainland China and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, such as Manila, Singapore, Taipei, Bangkok, Beijing, Shanghai and other major cities in China. It is estimated that approximately 1.0 billion people live within a three-hour flight, and approximately 3.0 billion people within a five-hour flight, from Macau.

The Macau government is encouraging significant foreign and domestic investment in new and expanded casino and entertainment facilities in Macau that are intended to promote Macau as a casino resort destination and enhance tourism and lengthen stays. In the past, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, under the authority of the Chief Executive and the Casino Tender Commission of Macau, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires, who in turn are permitted, subject to the approval of the government of Macau, to grant sub-concessions to other gaming operators. Two sub-concessions have been granted to date. On March 4, 2006, the Company entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which the Company agreed to sell to PBL a subconcession to operate casino games in Macau for a purchase price of $900.0 million. The transaction is subject to the approval of the Macau government.

The three concessionaires and two sub-concessionaires currently operate 17 casinos in Macau. Sociedade de Jogos de Macau (“SJM”) is one of the concessionaires and operates 15 of the 17 casinos. SJM is controlled by Stanley Ho, who through another entity, controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years. Most of SJM’s casinos are relatively small facilities, which are offered as amenities in hotels; however, a few are substantial operations enjoying recognition by gaming customers. Three of the largest casinos in Macau are operated by SJM: the Hotel Lisboa, The Greek Mythology Casino (formerly the New Century Casino), and the Jai Alai. In addition, an affiliate of Mr. Ho owns substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong.

SJM was obligated under its June 2002 concession agreement with the Macau government to invest at least approximately 4.7 billion patacas (approximately US $587.5 million) in Macau by December 2004. SJM is currently constructing the Grand Lisboa behind the Hotel Lisboa.

A joint venture of MGM MIRAGE and Pansy Ho Chiu-king (Stanley Ho’s daughter) is currently constructing a resort on the Macau peninsula adjacent to Wynn Macau. MGM Grand Macau is jointly owned and operated by MGM MIRAGE and Pansy Ho Chiu-king. The project includes approximately 600 rooms, suites and villas, several restaurants as well as additional entertainment amenities, 345 table games and 1,035 slot machines. The project budget is $1.1 billion and the opening is anticipated to be in the second half of 2007.

Galaxy Casino Company Limited, referred to herein as Galaxy, also was awarded a casino concession in June 2002. Galaxy is a company controlled by Hong Kong businessman Lui Chi-woo and a group of Hong Kong investors. Galaxy opened the Waldo Hotel/Casino in 2004, which has become a major casino destination, and is currently constructing the Galaxy Star World hotel casino immediately adjacent to the Wynn Macau site. Las Vegas Sands Corp., the owner and operator of The Venetian casino resort in Las Vegas and a former partner of Galaxy, has entered into a sub-concession agreement with Galaxy which allows it to independently develop and operate casinos in Macau. In May 2004, Las Vegas Sands Corp. opened the Sands Macao, the first Las Vegas-style casino to open in Macau. Each of Galaxy Waldo and Sands Macao has captured a significant share of the casino gaming market in Macau. Both Galaxy and Las Vegas Sands Corp. also have announced their intention to build major casino resorts on the Cotai Strip. Galaxy’s casino concession agreement requires Galaxy and its sub-concessionaire collectively to invest at least 8.8 billion patacas (approximately US $1.1 billion) in Macau by June 2012.

The Sands Macao opened in 2004 and currently offers 438 table games, 921 slot machines and 51 rooms. Las Vegas Sands is building the Venetian Macao Resort, a 3,000 suite hotel, casino and convention center complex, and 870,000 square feet of retail, dining and entertainment, all with a Venetian-style theme similar to that of their Las Vegas property. In addition, Las Vegas Sands has proposed a masterplan for over 200 acres on the Cotai Strip that would include: (a) a Four Seasons-branded project with a 400-room luxury hotel, approximately 600 serviced apartment units and 190,000 square feet of retail and related space, and (b) two additional hotel properties, to be built in multiple phases. The Venetian Macau is expected to cost $2.3 billion and to open in late 2007.

Our subsidiary, Wynn Macau, S.A., was awarded the third casino concession. Wynn Macau will compete with the casinos and casino hotels that are currently operated, under development and to be developed by the two other casino concessionaires and their respective sub-concessionaires. Wynn Macau, S.A.’s casino concession agreement permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

A joint venture of Melco, a Hong Kong stock exchange-listed company and PBL, an Australian casino operator are currently developing the Crown Macau and has announced development of a large resort on the Cotai Strip, named City of Dreams.

Wynn Macau will also face competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in Singapore, South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. Wynn Macau will encounter competition from other major gaming centers located around the world, such as Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in Thailand or Penghu, Taiwan are successful or if the reported large-scale new casino entertainment complex proposed in Manila, Philippines is developed, Wynn Macau will face additional regional competition.

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

Nevada

Introduction.    The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Wynn Las Vegas’ operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming License Board, which we refer to herein collectively as the “Nevada Gaming Authorities.”

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

Changes in these laws, regulations and procedures could have significant negative effects on Wynn Las Vegas’ gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements.    Our subsidiary, Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable. We cannot assure you that Wynn Las Vegas, LLC will be able to maintain all approvals and licenses from the Nevada Gaming Authorities.

Company Registration Requirements.    Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of the First Mortgage Notes that were registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the First Mortgage Notes, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements.    No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason, which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Redemption of Securities Owned By an Unsuitable Person.    Wynn Resorts’ articles of incorporation provide that, to the extent a gaming authority makes a determination of unsuitability or to the extent deemed necessary or advisable by the board of directors, Wynn Resorts may redeem shares of its capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the board of directors to be the fair value of the securities to be redeemed. If Wynn Resorts determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The Nasdaq National Market or SmallCap Market, or if the closing price is not reported, the mean between the bid and asked prices, as quoted by any other generally recognized reporting system. Wynn Resorts’ right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as Wynn Resorts elects.

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

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of our voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Wynn Resorts is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are required to render maximum assistance in determining the identity of the beneficial owner of any of Wynn Resorts’ voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. The certificates representing shares of Wynn Resorts’ common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts’ articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

Approval of Public Offerings.    We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 24, 2005, the Nevada Gaming Commission granted us and Wynn Las Vegas, LLC prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

Approval of Changes in Control.    We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of us.

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages.    The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas licenses for such purposes. In addition to approving Wynn Las Vegas, the Clark County Liquor and Gaming License Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county agency has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Macau

General.    As a casino concessionaire, Wynn Macau, S.A. is subject to the regulatory control of the Government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires are permitted to operate casinos. To compete for concessions, candidates were required to tender proposals pursuant to procedures prescribing the content and timing of submissions and the evaluation criteria involved in the selection process. Applicants were evaluated according to suitability criteria, including their financial capacity, business experience and reputation, and the reputation of their affiliates and associates. Applicants were required to pay the costs of investigation and to make a deposit against such costs as part of the submission of proposals. The selection process included consultation and negotiation between the applicants and the Macau government, which selected the applicants that were awarded concessions. Although subconcessions may be awarded subject to the approval of the Macau government, under the current Law and Administrative Regulations, a maximum of three such concessions can be awarded. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, forms the framework for the regulation of the activities of the concessionaire.

Under the Law and Administrative Regulations, concessionaires are subject to suitability requirements relating to background, associations and reputation, as are stockholders of 5% or more of a concessionaire’s equity securities, officers, directors and key employees. The same requirements apply to any entity engaged by a concessionaire to manage casino operations. Concessionaires are required to satisfy minimum capitalization requirements, to demonstrate and maintain adequate financial capacity to operate the concession and to submit to continuous monitoring of their casino operations by the Macau government. Concessionaires also are subject to periodic financial reporting requirements and reporting obligations with respect to, among other things, certain contracts, financing activities and transactions with directors, financiers and key employees. Transfers or the encumbering of interests in concessionaires must be reported to the Macau government and are ineffective without government approval.

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

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 5% of gross gaming revenue (Wynn Macau, S.A. must pay 4% under its concession agreement) for the promotion of public interests, social security, infrastructure and tourism. Concessionaires also are obligated to withhold, subject to partial exemption, a 5% tax from any commissions paid to junket representatives. A junket representative is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation, accommodations, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire.

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

Under Macau law, licensed junket representatives must identify outside contractors who assist them in junket activity. Such contractors are subject to disapproval by the Macau government. Changes in the management structure of business entity junket representative licensees must be reported to the Macau government and any transfer or the encumbering of interests in such licensees is ineffective without prior government approval. To conduct junket activity, junket representative licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

Macau law further provides that concessionaires are jointly responsible with their junket representatives for the activities of such representatives and their directors and contractors in the concessionaires’ casinos, and for their compliance with applicable laws and regulations. Concessionaires must submit annual lists of their junket representatives for the following year, and must update such lists on a quarterly basis. The Macau government may designate a maximum number of junket representatives and specify the junket representatives a concessionaire is permitted to engage. Concessionaires are subject to periodic reporting requirements with respect to commissions paid to their junket representatives and are required to oversee their activities and report instances of unlawful activity.

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire. The government of Macau also may redeem a concession starting at an established date after the entering into effect of a concession. The government of Macau also may terminate a concession for cause, including, without limitation, failure of the concessionaire to fulfill its obligations under law or the concession contract.

Subconcessionaires are subject to the same conditions as the concessionaires including, but not limited to, the evaluation of suitability, financial capacity, business experience and reputation. As with concessionaires, sub-concessionaires must appoint a permanent resident holding 10% of the capital stock as executive director and must pay to the government of Macau the special gaming tax of 35% of gross revenue. The transfer or encumbering of an interest in the subconcessionaire is subject to prior approval of Macau.

Concession Agreement.    The concession agreement between Wynn Macau S.A. and the Macau government requires Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion patacas (approximately US$501 million) in Macau-related projects by June 2009. If Wynn Macau, S.A. does not invest 4 billion patacas in Macau casino projects by June 2009, it is obligated to invest the remaining amount in projects related to its gaming operations in Macau that the Macau government approves, or in projects of public interest designated by the Macau government.

Wynn Macau, S.A. was also obligated to obtain, and did obtain, a 700 million pataca (approximately US$87.7 million) bank guarantee from Banco National Ultramarino, S.A. (“BNU”) that is effective until March 31, 2007. The amount of this guarantee will be reduced to 300 million patacas (approximately US$37.6 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee by Wynn Macau, S.A. for the guarantee not to exceed 12,250,000 patacas (approximately US$1.5 million).

The concession agreement requires that Wynn Macau, S.A. adhere to an agreed-upon construction schedule for the completion of Wynn Macau, but the agreement provides that the deadlines in the construction schedule may be extended with governmental approval. The government of Macau may suspend Wynn Macau, S.A.’s construction of a casino if it determines that Wynn Macau, S.A. has failed to adequately implement the construction plans or violated the concession agreement or applicable law.

The government of Macau may redeem the concession beginning on June 24, 2017, and in such event Wynn Macau, S.A. will be entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption.

The government of Macau may unilaterally rescind the concession if Wynn Macau, S.A. fails to fulfill its fundamental obligations under the concession agreement. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau, S.A.:

•	conducts unauthorized games or activities that are excluded from its corporate purpose;

•	abandons or suspends gaming operations in Macau for more than seven consecutive days (or more than 14 days in a civil year) without justification;

•	defaults in payment of taxes, premiums, contributions or other required amounts;

•	does not comply with government inspections or supervision;

•	systematically fails to observe its obligations under the concession system;

•	fails to maintain bank guarantees or bonds satisfactory to the government;

•	is the subject of bankruptcy proceedings or becomes insolvent;

•	engages in serious fraudulent activity, damaging to the public interest; or

•	repeatedly and seriously violates applicable gaming laws.

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

Employees

As of February 28, 2006, we have a total of approximately 9,300 employees (including approximately 300 in Macau). Wynn Las Vegas is fully staffed and we are undertaking a major recruiting effort to staff Wynn Macau for its opening in the third quarter of 2006.

Wynn Las Vegas entered into an agreement with the Culinary and Bartenders Union local pursuant to which the union has recently been recognized as the exclusive bargaining agent of certain of our employees. As a result of this recognition, Wynn Las Vegas is obligated to negotiate a collective bargaining agreement with the union. Certain other unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

As with Wynn Las Vegas, an extensive training and recruiting program will be used to staff Wynn Macau. This program will accelerate in the second quarter of 2006 as the development of Wynn Macau progresses. We expect that Wynn Macau, S.A. will employ approximately 4,400 employees by the opening of Wynn Macau.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN”. Wynn Resorts has filed applications with the U.S. Patent and Trademark Office (“PTO”), to register a variety of the WYNN-

related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registerable unless the surname has acquired “secondary meaning.” To date, Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that Wynn Resorts will be successful with the other pending applications.

Even if Wynn Resorts is able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

On August 6, 2004, we entered into agreements with Mr. Wynn that confirm and clarify our rights to use the “Wynn” name and Mr. Wynn’s persona in connection with our casino resorts. Under a Surname Rights Agreement, Mr. Wynn has granted us an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating, the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Under a Rights of Publicity License, Mr. Wynn has granted us the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to, conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities, competition in the casino/hotel and resort industries, completion of our Wynn Macau casino resort on time and within budget, our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas, doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework), new development and construction activities of competitors, our limited operating history, our dependence on Stephen A. Wynn and existing management, our dependence on one property and, later a limited number of properties, for all of our cash flow, leverage and debt service (including sensitivity to fluctuations in interest rates), levels of travel, leisure and casino spending, general domestic or international economic conditions, pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations), the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry, and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 1A.    RISK FACTORS

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report on Form 10-K. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occurs, our business, financial condition or operating results could be harmed substantially.

Risks Related to our Substantial Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. With the completion of Wynn Las Vegas, as of December 31, 2005, we have total outstanding debt of approximately $2.1 billion. If the Encore Budget, Plans and Specs are approved in accordance with our loan documents, we will be able to incur up to an additional $590.0 million under the credit facilities to fund the construction of Encore. In addition our credit agreement will permit us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future. Lastly, our credit facilities for the development and construction of Wynn Macau will, subject to certain circumstances, allow us to incur up to $672.0 million (as of December 31, 2005) of additional debt to complete Wynn Macau. Our substantial indebtedness could have important consequences. For example:

•	if we do not complete construction of each phase of Wynn Macau by the scheduled completion dates, or if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

•	repossess and foreclose upon the assets that serve as collateral,

•	initiate judicial foreclosure against us,

•	petition a court to appoint a receiver for us or for substantially all of our assets, and

•	if we are insolvent, initiate involuntary bankruptcy proceedings against us, in each case, subject to procedural restraints and limitations applicable to secured creditors generally and also those imposed by applicable gaming laws, rules and regulations;

•	we are required to use a substantial portion of our cash flow from the Wynn Las Vegas operations to service and amortize our Wynn Las Vegas indebtedness and to pay development costs of Encore, which will reduce the available cash flow to fund working capital, other capital expenditures and other general corporate purposes;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may have a limited ability to obtain additional financing, if needed, to fund development and construction costs of Encore, satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations;

•	under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase;

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

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we may not be able to comply with these covenants. Our failure to comply with the covenants contained in the debt facilities, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

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

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our subsidiaries’ debt is secured by liens on substantially all of the assets of our subsidiaries. In the event of a default by any of our subsidiaries under their financing documents, or if certain of our subsidiaries experience insolvency, liquidation, dissolution or reorganization, the holders of our subsidiaries’ secured debt instruments would first be entitled to payment from their collateral security, and only then would holders of our subsidiaries’ unsecured debt be entitled to payment from their remaining assets.

Risks Relating to our Business

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our property, could result in fewer customers visiting, or spending less at, our properties, which would adversely affect our revenues.

We have a limited operating history.

Our operations are subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have a limited operating history, it may be more difficult for us to prepare for and respond to these types of risks compared to a company with an established business. If we are not able to manage these risks successfully, it could negatively impact our operations.

We are entirely dependent on one property for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We do not expect to have material assets or operations other than Wynn Las Vegas until the opening of Wynn Macau in the third quarter of 2006. Until that time, we are entirely dependent upon Wynn Las Vegas for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	an increase in the cost of utilities for Wynn Las Vegas as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid or a shortage of natural resources such as water;

•	a decline in the number of visitors to Las Vegas; and

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

Competition for Wynn Las Vegas.    The casino/hotel industry is highly competitive and additional developments are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size. Wynn Las Vegas also competes with a large number of other hotels located in and near Las Vegas, as well as other resort destinations. Some of our competitors have established gaming operations, are subsidiaries or divisions of large public companies, and may have greater financial and other resources than we do.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, Internet gaming and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Philadelphia, Los Angeles, San Francisco and Boston, from which we attract customers, could have a substantial negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas.

Competition for Wynn Macau.    The Macau government has granted concessions to operate casinos to three companies. Two sub-concessions have also been granted and additional subconcessions are expected. The three concessionaires and two sub-concessionaires currently operate 17 casinos in Macau. On March 4, 2006, the Company entered into an agreement with PBL pursuant to which the Company agreed to sell to PBL a subconcession to operate casino games in Macau. The transaction is subject to the approval of the Macau government. PBL, in partnership with Melco, is currently constructing the Crown Macau on Taipa and has announced the City of Dreams project in Cotai.

SJM, controlled by Stanley Ho, who through another entity controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years, is one of the concessionaires and operates 15 of the 17 casinos that are currently operating in Macau. SJM is also constructing the Grand Lisboa, a resort opposite the rear entrance of the Hotel Lisboa, one of the main competitors in Macau gaming. Las Vegas Sands opened the Sands Macao in May 2004 and is currently building the Venetian Macao Resort, an all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of their Las Vegas property. In addition, MGM MIRAGE is building the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau, jointly owned and operated by MGM MIRAGE and Pansy Ho Chiu-king (Stanley Ho’s daughter).

Wynn Macau will face additional competition from ongoing development in Macau and from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia and casinos to be developed in Singapore, South Korea and the Philippines, as well as pachinko and pachislot parlors in Japan. Wynn Macau will also encounter competition from other major gaming centers located around the world, such as Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in Thailand or Penghu, Taiwan are successful or if the reported large-scale new casino entertainment complex proposed in Manila, Philippines is developed, Wynn Macau will face additional regional competition.

Our business relies on high-end, international customers to whom we often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

General.    A significant portion of our table game revenue at Wynn Las Vegas is, and at Wynn Macau will be, attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by and revenue generated from these customers.

We conduct our gaming activities on a credit as well as a cash basis. This credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

In addition, the collectibility of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We will extend credit to those customers whose level of play and financial resources, in the opinion of management, warrant such an extension.

Wynn Las Vegas.    While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

General.    The operation of Wynn Las Vegas and Wynn Macau is contingent upon our obtaining and maintaining all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals and opened Wynn Las Vegas on April 28, 2005, however, we are subject to ongoing regulation to maintain its operation. We will open Wynn Macau in the third quarter of 2006, however, failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the facilities.

Wynn Las Vegas.    The Nevada Gaming Commission may, in its discretion, require the holder of any securities we issue to file applications, be investigated and be found suitable to own Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

Wynn Macau.    Wynn Macau’s operations will be subject to unique risks, including risks related to Macau’s developing regulatory framework. Wynn Macau may need to develop operating procedures which are different from those used in United States casinos. Failure to adapt to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau, S.A.’s concession or otherwise negatively affect its operations in Macau. Moreover, we would be subject to the risk that Macau’s gaming regulatory framework will not develop in a way that would permit us as a United States gaming operator, to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States. Our subconcession sale is also subject to the approval of the Macau government.

There are significant risks associated with major construction projects that may prevent completion of Encore and/or Wynn Macau on schedule and within budget.

Major construction projects of the scope and scale of Encore and Wynn Macau entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Encore and/or Wynn Macau.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. These bonds may not be adequate to ensure completion of the work.

We have not yet entered into a final agreement with a general contractor or any trade contractors with respect to the construction of Encore. We may not agree with general or trade contractors on financial and other terms that will meet our forecasted $1.74 billion cost budget and schedule.

Encore and/or Wynn Macau may not commence operations on schedule or that construction costs for these projects will not exceed budgeted amounts. Failure to complete any of these projects on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

Simultaneous construction of our Wynn Macau and Encore Projects may stretch management time and resources and may impact Wynn Las Vegas.

Both the construction of Wynn Macau and the development and preconstruction efforts for Encore continue. Since there is significant overlap of the development and construction of these projects, members of our senior management are simultaneously involved in planning and developing both of these projects. Constructing Wynn Macau simultaneously with the planned development and construction of Encore may divert management resources from the construction and/or opening of any one project. Management’s inability to devote sufficient time and attention to any one project may delay the construction or opening of any, or all of the projects. Any delay caused by such circumstances could have a negative effect on our business and operations.

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

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities Wynn Las Vegas and Wynn Macau offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq and in the Middle East, and past outbreaks of infectious disease have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which similar events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition to terrorist activities, military conflicts, the outbreak of infectious diseases such as the avian flu or the impact of a natural disaster such as a tsunami or typhoon, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on pricing and harming our operations.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

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

In addition, insurance premiums have increased on available coverage, and we may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums continue to increase, we may not be able to maintain the insurance coverages we currently have or otherwise be able to maintain adequate insurance protection.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have filed applications with the United States Patent and Trademark Office (“PTO”), to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) cannot be registered unless the surname has acquired “secondary meaning.” To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. In 2004, we extended the term of Mr. Wynn’s employment agreement until October 2017. However, we cannot assure you that Mr. Wynn will remain with us. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by us as Chief Executive Officer or serving as Chairman of the Board, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that would require Wynn Las Vegas to offer to repay the First Mortgage Notes and would constitute an event of default under its credit facilities and Wynn Macau, S.A.’s credit facilities.

Our two largest stockholders are able to exert significant control over our operations and future direction.

Mr. Wynn and Aruze USA, Inc. each own slightly less than 25% of our outstanding common stock. As a result, Mr. Wynn and Aruze USA, Inc., to the extent they vote their shares in a similar manner, virtually are able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

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

We have incurred costs to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

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

Risks Associated with Wynn Macau

A number of new casino resort developments underway or planned for the near future will require us to compete for limited labor resources in Macau.

We will need to recruit a substantial number of new employees before Wynn Macau opens and retain them in order to have a successful operation. Wynn Macau will compete with the large number of new casino resort developments currently underway in Macau and expected in the near future for the limited qualified employees. We may have to seek employees from other countries to adequately staff Wynn Macau. We cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for Wynn Macau.

The development costs of Wynn Macau are estimates only, and actual development costs may be higher than expected.

We expect the total development costs of Wynn Macau to be approximately $1.2 billion, including the budgeted design and construction costs, cost of the land payments (through opening), capitalized interest, pre-opening expenses and all financing fees. The required cash interest payments and commitment fees on the bank facility which will become due through the estimated commencement date of operations of Wynn Macau have been included in our estimate of the total development costs.

While we believe that the overall budget for the development costs of Wynn Macau is reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we have certain owners’ contingencies, a $72.0 million contingent debt facility (which, upon receipt of lender consent will be applied to the casino expansion in phase two and certain suite enhancements) and $30.0 million of contingent equity set aside to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs.

Not all of the construction costs of Wynn Macau are covered by a guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We have entered into a guaranteed maximum price construction contract for the design and construction of Wynn Macau with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor (“Leighton/China State”). The contract covers approximately $457.2 million of the budgeted $685.0 million design and construction costs for Wynn Macau. We are responsible for cost overruns with respect to any budgeted components that are not part of the amended guaranteed maximum price contract.

The amended guaranteed maximum price under the Leighton/China State construction contract may increase, and we would be responsible for the amount of any increase.

Although we have a $457.2 million guaranteed maximum price construction contract with Leighton/China State for the construction of Wynn Macau, it provides that the guaranteed maximum price will be appropriately increased, and the deadline for the contractor’s obligation to complete construction will be appropriately adjusted, on account of scope changes or delays by us and certain other factors, some of which are beyond our control.

If any of these events occurs and the guaranteed maximum price is increased, we may not be able to complete Wynn Macau within the amount budgeted.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the amended guaranteed maximum price contract.

Under the terms and subject to the conditions and limitations of the guaranteed maximum price construction contract, Leighton/China State is responsible for all construction costs covered by the construction contract that exceed the approximately $457.2 million guaranteed maximum price contained in the contract. The parent companies of the contractor have provided a continuing guaranty by which they guarantee the contractor’s full performance under the construction contract until final payment under that contract. We cannot assure you that the contractor or its parent companies will have sufficient financial resources to fund any cost overruns or liquidated damages for which they are responsible under the guaranteed maximum price contract. Furthermore, neither is contractually obligated to maintain the financial resources to cover cost overruns. If they do not have the resources to meet their obligations and we are unable to obtain funds from them in a timely manner, we may need to pay these excess costs in order to complete construction of Wynn Macau.

Wynn Macau may be affected by adverse political and economic conditions.

The success of Wynn Macau will depend on political and economic conditions in Macau. In December 1999, after approximately 450 years of Portuguese control, Portugal returned Macau to Chinese administration. The People’s Republic of China established Macau as a special administrative region. As a result of this change in control, Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. We cannot predict how these systems and cultural institutions will develop, or how developments would affect the business of Wynn Macau.

Wynn Macau’s operations will be subject to significant political, economic and social risks inherent in doing business in an emerging market such as China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm Wynn Macau’s business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions that might impede its ability to repatriate funds.

Macau may not have an adequate transportation infrastructure to accommodate the demand from future development.

Because of additional casino projects which may be developed in the future, the ferry and helicopter services which provide transportation between Macau and Hong Kong may need to be expanded to accommodate the increased visitation of Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of Wynn Macau, could be negatively impacted.

Extreme weather conditions may have an adverse impact on Wynn Macau.

Macau’s subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of Wynn Macau by disrupting our ability to timely construct the project and by preventing guests from traveling to Macau.

Our investment in Macau may be subject to potential taxation.

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

Currency exchange controls and currency export restrictions could negatively impact Wynn Macau.

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

Any violation of the Foreign Corrupt Practices Act could have a negative impact on Wynn Macau.

We are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition.

The Macau government can terminate our subconcession under certain circumstances without compensation to us, which would have a material adverse effect on our operations and financial condition.

The Macau government has the right to unilaterally terminate our concession in the event of our material non-compliance with the basic obligations under the concession and applicable Macau laws. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau, S.A.:

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

The Macau government has the ability to grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We hold a concession under one of only three gaming concessions and two sub-concessions authorized by the Macau government to operate casinos in Macau, and the Macau government is precluded from granting any additional gaming concessions until 2009. However, we cannot assure you that the laws will not be changed to permit the Macau government to grant additional gaming concessions before 2009. MGM Mirage’s joint venture has obtained a subconcession under SJM’s existing concession. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

Certain Nevada gaming laws would apply to Wynn Macau’s planned gaming activities and associations.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. As we develop Wynn Macau, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada will be required to comply with certain reporting requirements concerning gaming activities and associations in Macau proposed to be conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if our Macau-related subsidiaries:

•	knowingly violate any Macau laws relating to their Macau gaming operations;

•	fail to conduct Wynn Macau’s operations in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engage in any activity or enter into any association that is unsuitable for us because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to Nevada gaming policies;

•	engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or

•	employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability, or who has been found guilty of cheating at gambling.

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

The sale of our subconcession is subject to the approval of the Macau government.

Risks Associated with the Development of Encore

There are conditions precedent to the funding of the remaining components of the financing for Encore.

As of December 31, 2005, we had approximately $175.4 million in remaining net proceeds from the offering of our First Mortgage Notes held in a notes proceeds account, and availability under our credit facilities, which we intend to use to fund construction of Encore. We expect that the remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities and cash flow from operations, will be sufficient to fund Encore project costs of up to $1.52 billion without incurring additional debt or receiving additional capital contributions from Wynn Resorts.

We have entered into a disbursement agreement with the agent under the credit facilities and the trustee under the indenture for the First Mortgage Notes, which sets forth the sequence of funding and establishes conditions for the disbursement of funds for the Wynn Las Vegas and Encore projects. Our ability to borrow, from time to time, under the credit facilities and receive advances from the notes proceeds account is subject to various conditions precedent set forth in the disbursement agreement.

We cannot assure you that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the disbursement agent and the lenders under the credit facilities and/or their consultants and agent and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns under the credit facilities could impact our ability to develop and construct Encore. We may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms or at all.

Availability under our credit facilities will be reduced by $550.0 million if the Encore Budget, Plans and Specs are not approved by March 31, 2006.

Our credit facilities provide that a majority of the arrangers or a majority of the lenders under the credit facilities must approve the Encore Budget, Plans and Specs on or before March 31, 2006. If the Encore Budget, Plans and Specs are not approved by such date, availability under the new credit facilities will be reduced by $550.0 million. We will submit required documentation to our lenders on March 15, 2006, and will seek necessary consents and approvals from our lenders. We cannot assure you that the Encore Budget, Plans and Specs will be satisfactory to the arrangers or lenders under our credit facilities. Such decisions are subject to lender discretion and are beyond our control. If we do not have this availability under the credit facilities or are unable to obtain the required consents, we may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms or at all.

We intend to fund a substantial portion of the development costs of Encore and our substantial debt service and other obligations with cash flows generated at Wynn Las Vegas, which may not be sufficient to fund such development costs and debt service obligations.

Our ability to fund a substantial portion of the development costs of Encore, and to make interest payments under the credit facilities, the notes and any other indebtedness, is dependent on our ability to generate sufficient cash flow from our operations at Wynn Las Vegas. We cannot assure you that Wynn Las Vegas will continue to be able to generate sufficient cash flow to fund such development costs and make the interest payments under the new credit facilities, the First Mortgage Notes and any other indebtedness. Our ability to generate cash flow depends on many factors, including:

•	our operating performance;

•	the demand for services that we provide;

•	general economic conditions and economic conditions affecting Nevada or the hotel/casino industry in particular;

•	our ability to hire and retain employees at a reasonable cost;

•	competition; and

•	legislative and regulatory factors affecting our operations and business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Las Vegas Land

We currently own approximately 235 acres of land on or near the Las Vegas Strip. Our wholly-owned indirect subsidiary, Wynn Las Vegas, LLC owns a total of approximately 75 acres of land consisting of approximately 55 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue and an additional parcel of 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site on which we will construct Encore. Wynn Golf, LLC, a wholly-owned subsidiary of Wynn Las Vegas, LLC owns the approximately 142-acre golf course behind Wynn Las Vegas, which is leased to Wynn Las Vegas, LLC. Wynn Sunrise, LLC, a wholly-owned subsidiary of Wynn Las Vegas, LLC, owns approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, which is currently being used for employee parking.

Las Vegas Water Rights

We own, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources, approximately 934 acre-feet of permitted domestic and recreation water rights through our subsidiary, Wynn Golf, LLC, which we currently use to irrigate the golf course. We also own, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources, approximately 52 acre-feet of permitted (and some certificated) quasi-municipal water rights through our subsidiary, Wynn Las Vegas, LLC, which is used to supply the water for the Wynn Las Vegas lake/mountain feature. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Macau Land Lease

The government of Macau owns most of the land in Macau and, in most cases, private interests in real property located in Macau are obtained only through long-term leases and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area, opposite the Hotel Lisboa, Macau’s largest and best-known hotel casino. The term of the land concession contract is 25 years, and it may be renewed at our option for successive periods. Wynn Macau, S.A. is obligated to pay, in 10 semiannual installments, a total land concession premium of approximately 319.0 million patacas (approximately US $40 million) plus interest at 5%. Annual rents of approximately 2.2 million patacas (approximately US $275,000) for the first two years and 3.2 million patacas (approximately US $395,000) thereafter will also be paid in accordance with the land concession contract. In addition, Wynn Macau, S.A. paid a third party affiliated with Stanley Ho approximately 144.2 million patacas (approximately US $18 million) for relinquishing its rights to use a portion of that site.

ITEM 3.    LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ exchange under the symbol “WYNN.” The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ National Market Securities.

	High	Low
Year Ended December 31, 2005
First Quarter	$76.45	$60.40
Second Quarter	$68.00	$42.32
Third Quarter	$58.20	$43.27
Fourth Quarter	$61.50	$42.06

Year Ended December 31, 2004
First Quarter	$40.26	$27.50
Second Quarter	$43.77	$34.60
Third Quarter	$52.97	$34.18
Fourth Quarter	$72.99	$50.51

Holders

There were approximately 36,678 beneficial holders of our common stock as of February 28, 2006.

Dividends

We have never declared or paid cash dividends on any shares of our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends.

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions, provided that the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of subconcession sales.

ITEM 6.    SELECTED FINANCIAL DATA

The following reflects the selected consolidated financial data of Wynn Resorts and its subsidiaries or Valvino and its subsidiaries. Amounts for 2004 and 2003 have been restated as more fully described in footnote 17 to the notes to Wynn Resorts’ consolidated financial statements. This data should be read together with Wynn Resorts’ consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	(As Restated) 2004	(As Restated) 2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$721,981	$195	$643	$544	$793
Pre-opening costs	$(96,940)	$(81,321)	$(46,744)	$(24,532)	$(12,999)
Operating loss	$(24,556)	$(89,798)	$(53,335)	$(34,400)	$(20,060)
Net loss	$(90,836)	$(204,171)	$(40,099)	$(31,713)	$(17,726)
Basic and diluted loss per share	$(0.92)	$(2.35)	$(0.50)	$(0.68)	$(0.45)

	As of December 31,
	2005	(As Restated) 2004	(As Restated) 2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$434,289	$330,261	$341,552	$109,644	$39,268
Restricted cash and investments[1]	$442,602	$942,367	$400,432	$792,877	$524
Construction in progress	$286,570	$1,499,284	$570,988	$90,189	$27,475
Total assets	$3,945,283	$3,464,413	$1,733,323	$1,398,601	$388,543
Total long-term obligations[2]	$2,137,082	$1,660,169	$659,319	$382,697	$326
Stockholders’ equity	$1,562,895	$1,644,492	$1,001,815	$991,613	$384,230

[1]	Restricted cash and investments primarily reflects the proceeds of our debt and equity financings that are restricted for the construction of Wynn Las Vegas and Wynn Macau and for the development of Encore. These proceeds are primarily in relatively short-term government-backed debt securities.

[2]	Includes the current portion of long-term debt amounting to approximately $15.5 million, $718,000, $41,000, $38,000, and $35,000 as of December 31, 2005, 2004, 2003, 2002, and 2001, respectively. December 31, 2005 and 2004 also includes approximately $9.0 million and $9.5 million, respectively, for the current portion of the required contract premium payments under our land concession contract relating to Wynn Macau.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, and gives effect to the restatement discussed in Note 17 to the consolidated financial statements.

Overview

We are a developer, owner and operator of destination casino resorts. Wynn Las Vegas, our first resort in Las Vegas, Nevada, opened on April 28, 2005. Until the opening of Wynn Las Vegas, we were solely a development stage company.

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	Casual and fine dining in 18 outlets featuring signature chefs, including the Five Diamond award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 76,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Showroom, nightclub and lounge entertainment

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

In the 248 days since its opening, Wynn Las Vegas generated Net Revenues of $722.0 million and Adjusted EBITDA of $212.0 million. Net Revenues are comprised of $353.7 million in Net Gaming Revenues (49.0% of total net revenues) and $368.3 million of Net Non-Gaming Revenues (51.0% of total net revenues). The quality of the resort’s non-gaming amenities, combined with the goal of providing guests with an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ average daily room rates and other non-gaming revenues. Consequently, we believe that revenues from Wynn Las Vegas’ non-gaming activities will comprise a higher percentage of total revenues than that of many of its competitors.

Since its opening, we have further enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In the fourth quarter of 2005, we remodeled six of our Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst, the nightclub formerly known as La Bête, and portions of the high-limit gaming areas. Improvements and refinements will continue be made throughout 2006. We have agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. We intend to remodel the Broadway Theater and adjacent areas to accommodate “Monty Python’s Spamalot” winner of the 2005 Tony Award for best musical. We have not yet determined the total costs of remodeling the theater and adjacent areas, nor have we determined the opening date for the new production.

Encore at Wynn Las Vegas

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we intend to develop Encore at Wynn Las Vegas (“Encore”) on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. We have recently refined the design of Encore to feature a 2,054-room hotel tower fully integrated with Wynn Las Vegas, consisting of 144 suites and 1,910 guest rooms, as well as an approximately 44,000 square foot casino, additional convention and meeting space, in addition to restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We expect to commence construction of Encore in the second quarter of 2006 and to open Encore to the public by the end of 2008. The project budget for Encore is approximately $1.74 billion, including approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot”.

Wynn Macau

We are constructing and will own and operate Wynn Macau, our first destination casino resort in Macau, under a 20-year casino concession agreement granted by the Macau government in June 2002. We are one of only three concessionaires and two sub-concessionaires currently permitted by the government to operate a casino gaming business in Macau. The government of Macau has expressed its desire to transform Macau into the tourist destination of choice in Asia. The Chinese government has also gradually relaxed its travel and currency restrictions, allowing mainland Chinese from certain urban centers and economically developed areas to visit Macau without joining a tour group and increasing the amount of renminbi that Chinese citizens are permitted to bring into Macau. With approximately 100.0 million people within a three-hour drive and nearly 1.0 billion people within a three-hour flight from Macau, Wynn Macau is located in what we believe will be one of the largest and fastest-growing gaming markets in the world.

Wynn Macau is being constructed, and will open, in phases. The first phase of the project will utilize approximately 11 of a total site area of 16 acres of land and includes 600 hotel rooms and suites, approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 26,000 square feet of retail space, a spa, a salon, entertainment lounges and meeting facilities. The second phase will include an additional 136,000 square feet of casino space, two restaurants, retail, a theater, and a dramatic front feature attraction. The second phase will be built on the remaining five acres of the Wynn Macau site and will be integrated into the first phase of Wynn Macau. The second phase is expected to be completed and open to the public by the third quarter of 2007.

On February 23, 2006, we announced an increase in the capacity of the second phase by the addition of 150 table games. The second phase will now include 300 table games increasing the total table count of Wynn Macau from 350 tables to 500 tables. The addition to the casino in the second phase, along with enhancements to certain of our suites, is expected to cost approximately $70.0 million, bringing the total budget of Wynn Macau to approximately $1.2 billion. Subject to our obtaining all necessary approvals from our secured lenders, the addition to the casino and suite product enhancements will be funded through bank facilities under the existing financing structure. The second phase, including the additional 150 tables, remains on target to open by the third quarter of 2007.

Future Growth

We have submitted an application for a land concession for an additional 54 acres of land on the Cotai Strip in Macau for future development. We also continue to evaluate additional domestic and international opportunities as they arise.

Results of Operations

We are currently reliant solely upon the operations of Wynn Las Vegas for our operating cash flow. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. Because we have not operated for a full year, we believe that our results of operations for the years ended December 31, 2005, 2004 and 2003 are not indicative of future results.

We incurred a net loss for the year ended December 31, 2005 of $90.8 million, which represents a $113.3 million or 56% decrease from the net loss of $204.2 million for the year ended December 31, 2004 and a $50.7 million or 127% increase from the net loss incurred for the year ended December 31, 2003. Overall, this reflects the cycle of increasing pre-opening expenses as Wynn Las Vegas approached opening. We expect that our pre-opening expenses, which were a significant contributor to the net losses incurred for the years ended December 31, 2005, 2004 and 2003, will decrease in the near term. We will no longer incur pre-opening expenses associated with Wynn Las Vegas (excluding Encore). However, pre-opening expenses relating to Wynn Macau will increase as the construction of Wynn Macau progresses and as staffing increases prior to opening. In addition, pre-opening expenses associated with Encore will increase as development of Encore continues and construction commences.

We monitor our operations and evaluate our earnings by reviewing the assets and operations of Wynn Las Vegas (including Encore) and Wynn Macau. The following table sets forth our financial results for the years 2005, 2004 and 2003, by segment and reconciles Adjusted EBITDA to net loss (amounts in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Revenues(1)
Casino	$353,663	$—	$—
Rooms	170,315	—	—
Food and beverage	173,700	—	—
Entertainment, retail and other	125,230	195	643

Gross revenues	822,908	195	643
Less promotional allowances	(100,927)	—	—

Net revenues	$721,981	$195	$643

Adjusted EBITDA(1, 2)	$212,007	$(208)	$(201)

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas (including Encore)	(67,454)	(41,073)	(18,936)
Wynn Macau	(20,402)	(15,970)	(8,382)
Corporate and other	(9,084)	(24,278)	(19,426)
Depreciation and amortization:
Wynn Las Vegas (including Encore)	(94,297)	(3,793)	(2,119)
Wynn Macau	(6,429)	(1,704)	—
Corporate and other	(2,618)	(1,482)	(3,624)
Property charges and other:
Wynn Las Vegas (including Encore)	(14,183)	(1,290)	(425)
Wynn Macau	—	—	—
Corporate and other	(114)	—	(222)
Corporate expenses and other	(21,982)	—	—

Total	(236,563)	(89,590)	(53,134)

Operating loss	(24,556)	(89,798)	(53,335)

Other non-operating costs and expenses
Interest and other income	36,419	10,048	19,138
Interest expense, net	(102,699)	(2,687)	(9,031)
Loss on early extinguishment of debt	—	(122,788)	—

Total	(66,280)	(115,427)	10,107

Minority interest	—	1,054	3,129

Net loss	$(90,836)	$(204,171)	$(40,099)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or Adjusted EBITDA.

(2)

“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, property charges, corporate expenses, earnings or losses from unconsolidated affiliates and other non operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a principal basis for valuation, of gaming companies. Management uses Adjusted EBITDA as the primary measure of the operating performance of its segments—Wynn Las Vegas and Wynn Macau—and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplemental performance measure to generally accepted accounting principles in the United States (“GAAP”) financial measures. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded preopening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties from their EBITDA calculations. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments and taxes, which are not reflected in Adjusted EBITDA. Also, Wynn Resorts’ calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Financial results for the year ended December 31, 2005 compared to financial results for the year ended December 31, 2004.

The 248 days of operations during the 2005 fiscal year have no comparisons to either 2004 or 2003 as we were solely a development stage company prior to the opening of Wynn Las Vegas on April 28, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues were $353.7 million for the 248 days of operations during the 2005 fiscal year. During that period, the average table games win percentage (before discounts) was within the expected range of 18% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the 248 days of operations in 2005, Wynn Las Vegas’ gross room revenues were approximately $170.3 million. Average daily rate (“ADR”) and occupancy for that period were $274 and 92%, respectively, generating revenues per available room (“REVPAR”) of $253. Other non-gaming revenues included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $32.2 million.

Adjusted EBITDA

Wynn Las Vegas’ Adjusted EBITDA was approximately $212.0 million for the 248 days of operations during 2005. Included in Adjusted EBITDA are direct departmental expenses not present in the corresponding 2004 periods. During 2005, these departmental expenses included casino expenses of $155.1 million, rooms expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $80.2 million. Also included are general and administrative expenses of approximately $119.0 million and approximately $16.2 million charged as a provision for doubtful accounts receivable. At opening, Wynn Las Vegas employed approximately 9,200 persons to accommodate increased opening needs. Natural staffing attrition reduced the number of employees at the end of 2005 to approximately 8,900 persons, reflecting a more normalized staffing level. We expect Wynn Las Vegas’ operating margins to improve, as we benefit from the decrease in the number of full-time equivalent employees required to operate the resort and as a result of efficiencies gained through experience with the Wynn Las Vegas resort.

Pre-opening expenses

Wynn Las Vegas’ pre-opening expenses increased by $26.4 million or 64% in 2005 over the prior year. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening expenses; however, $1.6 million of pre-opening expenses relating to Encore are included in the Wynn Las Vegas segment. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which contributed to the increased level of pre-opening expenses in 2005. As the Encore development progresses in 2006, we expect associated pre-opening expenses to increase.

Wynn Macau’s pre-opening expenses increased by $4.4 million or 28% from 2004 to 2005, due primarily to the increased pre-opening activity commensurate with the progress of the resort’s construction. We expect that Wynn Macau’s pre-opening expenses will continue to increase in the first three quarters of 2006 as construction and development continue toward opening, similar to the trend experienced with Wynn Las Vegas in 2005.

Corporate and other pre-opening expenses were $9.1 million for 2005. After Wynn Las Vegas opened on April 28, 2005, corporate expenses were charged to general and administrative expense instead of pre-opening expenses. Consequently, corporate and other pre-opening expenses decreased by $15.2 million or 63% from 2004 to 2005. Corporate staffing did not change significantly immediately before or after the opening of Wynn Las Vegas; instead, the decrease in corporate expenses is due primarily to having a 117-day pre-opening period in 2005, compared with a 365-day pre-opening period in 2004.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense increased by $90.5 million for 2005 compared to 2004, as a result of the opening of Wynn Las Vegas. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Wynn Macau’s depreciation and amortization expenses also increased by $4.7 million in 2005 compared to 2004, due primarily to the amortization of the capitalized intangible assets associated with the Macau casino and land concessions. In September 2004, we purchased the 17.5% minority interest in Wynn Macau held by third parties for 1,333,333 shares of Wynn Resorts common stock. We allocated $42.3 million of the value of the shares to the casino concession, which is charged to amortization expense over the concession’s term through June 2022. We also obtained a land lease concession during 2004, which we charge to depreciation and amortization over the 25-year term of the lease. Other than these charges to depreciation and amortization, Wynn Macau’s depreciation expenses will remain relatively insignificant until the resort opens and its assets are placed into service.

Certain assets, primarily a corporate aircraft and certain furniture, fixtures and equipment of Wynn Resorts and its subsidiaries included in corporate and other, are also depreciated. We purchased the corporate aircraft in 2004 and, thus, 2005 was its first full year of depreciation. In addition, when we opened Wynn Las Vegas, we began recognizing the depreciation of the furniture, fixtures and equipment in our corporate offices, which are located at Wynn Las Vegas.

Property charges and other

In response to our evaluation of the finished product and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005. Included in the total $14.3 million for Wynn Las Vegas’ property charges and other for 2005 are approximately $9.4 million of costs relating to assets retired as a result of the remodel efforts at Wynn Las Vegas, and approximately $3.1 million of expenses relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and development of the resort. Once we decided to remodel the Broadway Theater to present Spamalot, we also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned to house “Monty Python’s Spamalot,”

and later abandoned. There were no comparable Wynn Las Vegas property charges incurred during 2004. Property charges in 2004 instead reflect net losses on ordinary asset sales, including an aircraft sold in 2004 at a loss of approximately $550,000.

Corporate expenses and other

Corporate expenses reflect costs such as salaries and other general and administrative expenses that are not allocated to Wynn Las Vegas or Wynn Macau. Prior to opening Wynn Las Vegas, corporate expenses were reported as pre-opening expenses. Consequently, the corporate expenses of approximately $22.0 million in 2005 represent such unallocated expenses incurred in the 248 days of operations in 2005.

Other non-operating costs and expenses

Interest and other income increased by $26.4 million for 2005 compared to 2004. We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings supplemented by the use of derivative financial instruments as required or considered necessary. We were required to, and did obtain through interest rate swap arrangements, interest rate protection for portions of our borrowings under our credit facilities. These interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

The financial information shown above reflects approximately $8.1 million of income resulting from the increase in the fair value of our interest rate swaps from December 31, 2004 to December 31, 2005. The remaining increase of approximately $18.2 million is due primarily to the significant increase in the amount of average cash balances available and invested from the remaining proceeds of our 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under the Wynn Las Vegas, LLC credit facilities that were invested during 2005, compared to 2004.

Interest expense, net, increased by $100.0 million for 2005 compared to 2004, due primarily to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened, plus the increase in the long-term debt principal resulting from our December 2004 refinancing and credit facility borrowings during 2005.

Also during 2004, we recorded a $122.8 million loss on the early retirement of the majority of the original $370.0 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”). This loss resulted from the write-off of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. We intend to repurchase the remaining principal amount of the Second Mortgage Notes totaling approximately $10.1 million on November 1, 2006 (the first available call date), at which time an additional loss will have to be recorded to reflect the redemption premium and any write-off of remaining financing costs. The necessary amounts to call the Second Mortgage Notes, including interest, have been placed in escrow in anticipation of this event.

Financial results for the year ended December 31, 2004 compared to financial results for the year ended December 31, 2003.

Our development operations resulted in a net loss for the 2004 fiscal year of approximately $204.2 million, a 409% increase over the net loss of approximately $40.1 million for the 2003 fiscal year, due to increased development activities (such as increased staffing) and financing activities (such as the loss on early retirement of debt).

Revenues

Our minimal revenues for the 2004 fiscal year decreased compared to 2003, primarily as a result of the closure of the art gallery and its related retail shop on May 6, 2004.

Adjusted EBITDA

Adjusted EBITDA remained a small comparable loss between 2004 and 2003. Although the revenues from the art gallery were reduced, costs to operate the art gallery were similarly reduced, thus not significantly affecting the total net results.

Pre-opening expenses

Wynn Las Vegas pre-opening expenses increased by $22.1 million or 117% for 2004 compared to 2003. The increase in pre-opening expenses, which consist primarily of salaries and wages and consulting and legal fees, is directly attributable to the increase in pre-opening activities, including staffing increases, during 2004 as compared to 2003.

Wynn Macau pre-opening expenses increased by $7.6 million or 91% for 2004 compared to 2003. The increase in pre-opening expenses directly correlates to the increased pre-opening activities for Wynn Macau as the project progressed during 2004 as compared to 2003.

Corporate and other pre-opening expenses increased by $4.9 million or 25% for 2004 compared to 2003. The increase in corporate pre-opening expenses directly correlates with the increased pre-opening activities for both Wynn Las Vegas and Wynn Macau as these projects progressed during 2004 as compared to 2003.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization increased by $1.7 million or 79% from 2003 to 2004, primarily as a result of purchasing an aircraft in 2004, for which we then began recognizing depreciation.

Wynn Macau’s depreciation and amortization expenses also increased by $1.7 million from 2003 to 2004, primarily resulting from the amortization of the Macau gaming concession asset, which increased from 2003 to correspond to the increase in asset value, due to the purchase price allocation following the acquisition of the minority interest previously held by third parties in September of 2004, and the amortization of the leasehold interest in land acquired as part of the land concession agreement entered into in June 2004.

Corporate and other depreciation and amortization decreased by $2.1 million or 59% from 2003 to 2004, primarily as a result of fully depreciating the remaining assets purchased from the Desert Inn Resort and Casino, including the parking garage, in June 2003.

Property charges and other

In 2004, we sold our existing aircraft and purchased two other aircraft. The aircraft sale resulted in a loss of approximately $550,000, which is the primary component of the increase in property charges compared to 2003. In addition, incidental operations relating to certain cellular tower rental income, plus the loss from the brief operation of an apartment complex purchased in July 2004 (for the subsequent development of a parking facility across Sands Avenue from Wynn Las Vegas), produced an additional increase in the property charges for 2004 compared to 2003.

Other non-operating costs and expenses

Other income (expense), net for 2004, decreased approximately $125.5 million to an expense of approximately $115.4 million from income of approximately $10.1 million for 2003, primarily as a result of losses sustained from the early retirement of debt in both the second and fourth quarters of 2004. On June 14, 2004, we recorded a loss of approximately $25.6 million due to the early retirement of a portion of the Second Mortgage Notes. The loss was attributable to the 112% redemption premium and to write-offs of unamortized original issue discount and debt issuance costs. On December 14, 2004, as part of the refinancing of Wynn Las

Vegas, we recorded an additional loss on the early retirement of debt totaling approximately $97.2 million. This loss reflected the tender price on approximately $237.4 million of Second Mortgage Notes plus the write-offs of the related unamortized original issue discount and debt issuance costs.

Also during 2004, there was an approximately $9.1 million decrease in interest income and a $6.3 million decrease in interest expense. Lower interest income was primarily attributable to the decrease in average amount of cash from the net proceeds from equity and debt financing activity as the funds were used to construct Wynn Las Vegas offset by approximately $1.4 million of interest rate swap fair market value increases, while the interest expense decreased due to increased capitalization of interest commensurate with the progress on the construction of Wynn Las Vegas.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. During 2003 and 2004, we were solely a development stage company without material operations. During those periods, net cash used in operations was $21.8 million and $114.8 million, respectively. On April 28, 2005, we opened Wynn Las Vegas and began generating cash from operations. Net cash from operations in 2005 was $48.5 million. Because 2005 did not include a full year of operations and because significant pre-opening expenses were incurred during 2005, we believe that cash flows from operations for 2005 are not indicative of future results.

Capital Resources

At December 31, 2005, we had approximately $434.3 million of cash and cash equivalents available for use without restriction, including for new development activities, general corporate purposes, enhancements to Wynn Las Vegas, or to support the development and construction of Wynn Macau and Encore. Of this, approximately $308.0 million is held by Wynn Resorts, Limited, which is not a guarantor of either Wynn Las Vegas, LLC’s or Wynn Macau, S.A.’s debt, and therefore is not obligated to apply any of its funds to either Encore or Wynn Macau.

We require a certain amount of cash on hand for operations. Otherwise we attempt to minimize the amount of cash held in banks. Accordingly, excess funds are swept from accounts into overnight investments or to repay borrowings under our credit facilities.

At December 31, 2005, we had approximately $442.6 million in restricted cash and investments from the proceeds of our debt and equity financings. Of this amount, approximately $394.8 million is restricted for the remaining costs of Wynn Las Vegas and the construction, development and pre-opening expenses of Encore, including $80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore for a completion guarantee if the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specs”) are approved); approximately $31.8 million is restricted for the ongoing development, construction and pre-opening expenses of Wynn Macau; and approximately $15.0 million is restricted for two semi-annual interest payments on our 6% Convertible Subordinated Debentures due 2015 (the “Convertible Debentures”), $7.5 million of which was paid on January 15, 2006, with the remaining $7.5 million due and payable on July 15, 2006. In addition, there is approximately $1.0 million restricted for certain sales tax and other payments. Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing the Company’s debt facilities.

Construction and Development

Wynn Las Vegas

Wynn Las Vegas, except for one of its two theaters, opened on April 28, 2005. The total Wynn Las Vegas project cost (excluding Encore other than the land for Encore) was approximately $2.74 billion. This includes land acquisition costs, design and construction costs, financing fees, interest and other pre-opening expenses. As of December 31, 2005, approximately $18.9 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. We expect these final costs to be paid in the second quarter of 2006.

Beginning in the third quarter of 2005, we have made and continue to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas credit facilities, we were permitted to make up to $40.0 million of capital expenditures in 2005, of which we actually expended $37.9 million. In 2006, we will be permitted to make up to $80.0 million of capital expenditures at Wynn Las Vegas. These spending limits are increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts.

Encore at Wynn Las Vegas

On March 15, 2006, we submitted the Encore Budget, Plans and Specs to our lenders for approval. We expect to commence construction of Encore in the second quarter of 2006, and open it to the public by the end of 2008.

Wynn Macau

In June 2004, we began construction of Wynn Macau. Design and construction is progressing on schedule and within budget. Superstructure works are complete for the podium and tower. Certain areas in the first phase of the project, namely retail and the information technology data center, have been handed over to operations. Final design work on the second phase has largely been completed and construction work on the second phase is rapidly moving from the foundations to the structure.

Construction milestones since groundbreaking include the following:

Phase I

•	All external drainage diversion works have been completed and commissioned and the road has been delivered to local authorities;

•	The foundation pile cap construction and underground drainage are complete;

•	The highrise building superstructure, roof placement and signature swoosh are complete;

•	The parking garage is complete;

•	The lowrise podium superstructure is complete;

•	Interior work continues in the lowrise podium areas such as the casino and ballrooms; and

•	Installation of central plant and equipment, including generators, boilers, chillers and cooling towers, continues.

Phase II (expansion)

•	All external drainage diversion works have been completed and commissioned and the road has been delivered to local authorities;

•	Design is progressing; consultancy agreements have been awarded and interior design concepts are being developed;

•	Piling is complete and pile cap activities are underway;

•	Deep excavation for the front feature has been completed;

•	Basement tunnels and corridors have been completed; and

•	Plans for an expanded casino have been finalized.

The current total project budget for Wynn Macau (including the approximately $70.0 million expansion of the second phase and suite enhancements) is approximately $1.2 billion, including contingencies, but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows. Under the amended and restated construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by one of our subsidiaries) based on an existing scope of work and design specifications for both the first phase and the expansion as provided by us, for a guaranteed maximum price of approximately $457.2 million (including the contractors’ fee and contingency). We expect that the guaranteed maximum price will be increased by approximately $23.0 million to reflect addition of the casino expansion to the second phase of Wynn Macau.

As of December 31, 2005, the Company has incurred approximately $427.2 million of a total $1.2 billion project budget. Approximately $748.4 million remains to be spent to complete Wynn Macau.

Financing Activities

Wynn Las Vegas and Encore

On December 14, 2004, we completed a series of transactions that refinanced Wynn Las Vegas, LLC’s debt structure and provided the additional funds to develop Encore. The closing of the refinancing was the culmination of a series of transactions designed to facilitate the development of Encore, lower our overall cost of borrowing, and achieve an enhanced degree of financial maturity. In addition, the refinancing provided us with the financial flexibility to continue to develop our real estate assets.

Although a final accounting for Wynn Las Vegas is not expected until the second quarter of 2006, Wynn Las Vegas’ estimated $2.74 billion total project cost has been, and will be, funded from a combination of contributed capital from the original shareholders of Valvino Lamore, LLC (the predecessor of Wynn Resorts), proceeds from sales of our common stock, proceeds from the issuance of the Second Mortgage Notes (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of First Mortgage Notes, and a portion of Wynn Las Vegas, LLC’s $1.0 billion credit facilities (the “Credit Facilities”), which consist of a $400 million term loan facility (the “Term Loan”) and a $600 million revolving facility (the “Revolver”).

The Revolver is available for Wynn Las Vegas’ general corporate purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Macau, S.A. as subordinated debt. This borrowing was repaid by Wynn Las Vegas, LLC in the third quarter of 2005. As of December 31, 2005, $10.0 million has been borrowed and remains outstanding under the Revolver.

Borrowings under the Credit Facilities have been and are expected to continue to be, designated by us as Eurodollar Loans. These Eurodollar Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% for the Revolver loans and LIBOR plus 2.125%, for the Term Loans. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. After the opening of Encore, the applicable borrowing margins for Eurodollar revolving loans will range from 1.25% to 2.5% per annum depending on Wynn Las Vegas’ leverage ratio. In addition to interest, we also pay quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio and will range from 0.25% to 0.50% per annum.

The Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations and guarantees are secured by: (1) a first priority security interest on a $30.0 million liquidity reserve account; (2) a $50.0 million completion guarantee deposit account held by Wynn Completion Guarantor, LLC; (3) the remaining previously funded proceeds of the

Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding a corporate aircraft owned by World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

The Revolver will terminate and be payable in full on December 14, 2009, and the Term Loan will mature on December 14, 2011. The amount available under Credit Facilities will be reduced by $550.0 million if the Encore Budget, Plans and Specs are not approved by March 31, 2006. This may result in a reduction of availability under the Revolver, required prepayment of term loans, or any combination of the two.

Until the Encore Budget, Plans and Specs are approved, the availability of notes proceeds and funds under the Wynn Las Vegas, LLC credit agreement for this project is limited to $100.0 million, of which we have spent approximately $40.7 million through December 31, 2005. We expect to receive approval of the Encore Budget, Plans and Specs by March 31, 2006. However, if the Encore Budget, Plans and Specs are not approved, the available borrowings under our Wynn Las Vegas, LLC credit facilities will be reduced by $550.0 million. We expect that the available remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion will be funded by the issuance of up to $100.0 million of additional notes and/or contributions from Wynn Resorts. We expect to open Encore by the end of 2008.

On March 15, 2006, we amended our Wynn Las Vegas credit facilities to (a) allow the Company to issue up to $100.0 million of additional First Mortgage Notes; (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the Phase II Approval Date; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

The final costs of Wynn Las Vegas will be paid from previously funded amounts under the First Mortgage Notes and the Term Loan and the ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Credit Facilities; and

•	Fourth, by using the funds from the $50.0 million completion guarantee deposit account.

In December 2004, we entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Credit Facilities. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Wynn Macau

Financing for Wynn Macau’s design, development, construction and pre-opening expenses is provided by a combination of cash on hand in the form of base equity loans totaling $230 million, subordinated loan financing (provided from funds borrowed under the Wynn Las Vegas, LLC revolving credit facility) totaling $80 million, and a senior secured credit facility. On September 14, 2005, we amended the Wynn Macau, S.A. senior secured credit facility to expand its availability from $397 million to $764 million, to currently include $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of December 31, 2005, we have borrowed approximately $78.9 million under the Wynn Macau, S.A. senior secured credit facility.

The term loan facilities mature in September 2011, and the revolving credit facility matures in September 2007. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on March 14, 2008. The term loans will bear interest at LIBOR or the Hong Kong Interbank Offered Rate (“HIBOR”) plus a margin of 3.0% until the opening of Wynn Macau (expected in the third quarter of 2006), at which time the interest rate will reduce to LIBOR or HIBOR plus a margin of 2.75%. The senior bank facility also provides for further reductions in the margin on the term loans if Wynn Macau, S.A. satisfies certain prescribed leverage ratio tests. Loans under the revolving credit facility will bear interest at HIBOR plus 2.5%.

Collateral for the senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

We began to draw under the Senior Secured Facilities in October 2005, after expenditure of the base equity and subordinated funding. Through December 31, 2005, we incurred approximately $427.2 million of the total $1.2 billion of budgeted project costs. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $688.0 million, land acquisition costs of approximately $49.0 million, the additional casino expansion of approximately $70.0 million and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $368.6 million. These costs have been, and will continue to be, paid from the previously funded $230.0 million base equity and loans from Wynn Resorts and $80.0 million borrowed under Wynn Las Vegas, LLC’s revolving credit agreement and loaned as subordinated debt, as well as Wynn Macau, S.A.’s $764.0 million senior secured credit facility and cash flows from operations once Wynn Macau opens. As of December 31, 2005, project costs still to be incurred totaled approximately $748.4 million.

In addition to the above financing sources, we have $30.0 million (plus $1.8 million of accumulated interest earnings) of long-term restricted cash reserved as contingent equity and a $72.0 million contingent debt facility available for Wynn Macau. We entered into interest rate swap agreements in October 2005 to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau, S.A. credit facilities. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Other

In the second quarter of 2005, we borrowed an aggregate amount of $44.75 million secured by a corporate aircraft. The loans mature on May 24, 2010. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loans, subject to a minimum prepayment of $10.0 million. As of December 31, 2005, approximately $43.5 million was outstanding under this borrowing.

Expected Commercial Commitments

The following table summarizes certain information regarding our expected long-term indebtedness and material commercial commitments based upon our best estimate at December 31, 2005 of our expected long-term indebtedness and commercial commitments (amounts in millions):

	Payments Due By Period
Long-Term Indebtedness	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
First Mortgage Notes	$1,300.0	$—	$—	$—	$1,300.0
Convertible Subordinated Debentures[1]	250.0	—	—	—	250.0
Wynn Las Vegas Credit Facilities[2]	410.0	—	—	10.0	400.0
Macau Senior Credit Facilities[3]	79.0	—	17.3	44.9	16.8
Second Mortgage Notes[4]	10.1	10.1	—	—	—
Other Long-Term Obligations[5]	57.7	5.8	12.6	29.3	10.0

Total long-term indebtedness	$2,106.8	$15.9	$29.9	$84.2	$1,976.8

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Construction contracts and commitments	$348.1	$208.4	$139.7	$—	$—
Employment agreements	103.6	31.9	41.9	10.9	18.9
Leasehold interest in land[6]	30.0	9.6	14.2	6.2	—
Operating leases	19.1	3.8	4.1	3.7	7.5
Estimated interest payments on long-term debt[7]	1,170.2	148.5	290.6	285.0	446.0

Total commercial commitments	$1,671.0	$402.2	$490.5	$305.8	$472.4

[1]	Represents the full obligation under the Convertible Debentures assuming no conversion to common stock. The Convertible Debentures are convertible, at the holders’ option, into a maximum of 10,869,550 shares of our common stock (subject to adjustment as provided in the indenture governing the Convertible Debentures), which is equivalent to a conversion price of $23.00 per share. Subsequent to December 31, 2005 through the filing of this report, approximately $3.8 million of the Convertible Debentures were converted into common stock.

[2]	As of December 31, 2005, we had $400.0 million of Term Loans outstanding and $10.0 million outstanding under the Revolver, which mature on December 14, 2011 and December 14, 2009, respectively. The $590.0 million remaining available under the Revolver may be used for working capital for Wynn Las Vegas or, upon the satisfaction of certain conditions, for the construction and development of Encore.

[3]	As of December 31, 2005, we had borrowed approximately $79.0 million under Wynn Macau, S.A.’s senior credit facilities. We anticipate that we will borrow the remaining available amounts to construct and open Wynn Macau and its expansion by the third quarter of 2007. Principal amortization begins in 2007 and the facility matures on September 14, 2011.

[4]	On December 14, 2004, we deposited in trust with the trustee under the Second Mortgage Notes Indenture, government securities having an aggregate face value of approximately $10.1 million (the amounts necessary to pay when due all interest payments and the redemption price on November 1, 2006), and an additional $3.0 million in cash to discharge amounts payable under the Second Mortgage Notes Indenture.

[5]	Represents the $43.5 million outstanding of the $44.75 million original term loan borrowing secured by a corporate aircraft bearing interest at LIBOR plus 2.375%; $13.3 million remaining outstanding on a 5.67% note payable pursuant to a loan to finance our other corporate aircraft; and the remaining amount of an 8% annuity issued by ITT Sheraton in connection with the acquisition of a parcel of land in 1994. The $43.5 million aircraft loan requires quarterly amortizing principal and interest payments and matures on May 24, 2010; the $13.3 million aircraft loan notes requires monthly principal and interest payments with balloon payments of $9.6 million in 2011; and the annuity requires payments of $5,000 per month until February 2009.

[6]	In June 2004, we entered into a land concession contract with the government of Macau for a 25-year lease of approximately 16 acres of land. At December 31, 2005, we had 8 semi-annual installment payments remaining at 5% interest, as specified in the land concession contract.

[7]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon currently existing commitments and anticipated LIBOR rates based upon expected yield curves (including the effect of our interest rate swaps) as well as expected timing of repayments.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the Indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The other credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; provided that the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of subconcession sales.

If completion of Encore or Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under Wynn Las Vegas, LLC’s credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau, upon opening, will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, as well as other domestic or international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts or through subsidiaries separate from the Las Vegas or Macau-related entities.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of Wynn Las Vegas, significant start-up costs were incurred and charged to pre-opening expenses through the second quarter of 2005, as anticipated. Once Wynn Las Vegas opened to the public, expenses associated with the opening of the resort were no longer charged as pre-opening expenses. However, start-up costs relating to the Encore and Wynn Macau projects will continue to be charged to pre-opening expenses.

During the construction and development stage, direct costs such as those incurred for the design and construction of Wynn Las Vegas and Wynn Macau, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon opening of Wynn Las Vegas, we began recognizing depreciation expense on the resort’s fixed assets. Depreciation expense is recognized in our financial statements based on the straight-line method over the estimated useful lives of the corresponding assets as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Airplanes	7 to 20 years
Furniture, fixtures and equipment	5 to 20 years

The remaining estimated useful lives of assets are periodically reviewed. A charge resulting from a change in the estimated period of benefit is accounted for in the period of change as a change in accounting estimate under Accounting Principles Board (“APB”) No. 20, “Accounting Changes.”

Our leasehold interest in the land leased in Macau under the land concession contract entered into in June 2004 is being amortized over 25 years, to reflect the initial term of the concession contract, which currently terminates in June 2029. Depreciation on the majority of the assets comprising Wynn Macau, however, will commence in the third quarter of 2006, when Wynn Macau opens. The maximum useful life of assets at Wynn Macau will be the remaining life of the gaming concession, which currently expires in June 2022. Consequently, depreciation related to Wynn Macau will generally be charged on an accelerated basis when compared to Wynn Las Vegas.

Costs of building repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Income Taxes

We are subject to income taxes in the United States and Macau. We account for income taxes according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

During our development stage, we accumulated significant net operating losses which, among other things, generated significant deferred tax assets. At December 31, 2005, we had $199.9 million of deferred tax assets and $99.7 million of deferred tax liabilities. At this time, because of our limited operating history, we have fully reserved these net deferred tax assets. If these net deferred tax assets become more likely than not realizable as defined by SFAS No. 109, we intend to appropriately reduce the deferred tax asset reserves.

Allowance for Estimated Doubtful Accounts Receivable

We evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2005, approximately 70% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts charge may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable.

Significant Judgmental Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as necessary.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted this statement, according to SEC rule, as amended, on January 1, 2006, utilizing the modified prospective method and the Black-Scholes valuation model.

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment “ to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses). We estimate that the expensing of stock options will reduce our net income for 2006 by approximately $12.8 million (or $0.13 per share) for the unvested options outstanding as of December 31, 2005.

See Note 2, Significant Accounting Policies” to the consolidated financial statements, for a description of other recently issued accounting pronouncements, which are relevant to the Company but which we believe will not have a material impact on the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as considered necessary. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2005 on our expected long-term indebtedness. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Accordingly, the LIBOR and HIBOR rates at December 31, 2005 of 4.37875% and 4.11045%, respectively are used for all calculations in the table below.

	As of December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	$10.9	0.8	$0.8	$0.8	$0.9	$1,560.0	$1,574.2
Average interest rate	11.53%	5.82%	5.73%	5.67%	5.67%	6.51%	6.66%
Variable rate	$5.0	$5.3	$22.9	$37.0	$45.6	$416.8	$532.6
Average interest rate	7.31%	7.37%	7.68%	7.62%	7.82%	7.20%	7.31%

Interest Rate Swap Information

In 2003, 2004 and 2005, the Company entered into interest rate swap arrangements relating to certain of its floating-rate debt facilities, and accounts for these swaps under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations.

Wynn Las Vegas swaps

During 2003, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825.0 million of borrowings under our previous Wynn Las Vegas, LLC credit facilities. On December 14, 2004, concurrent with the refinancing of Wynn Las Vegas, LLC’s debt structure, we terminated these two interest rate swaps. As a result of the termination, we received a cash payment of approximately $9.6 million in settlement of the related asset.

Concurrent with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on $200 million notional amount set forth in the swap instruments from February and March 2005, respectively through December 2008. Although these interest rate swaps are highly effective economically in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%, changes in fair value of these interest rate swaps for each reporting period are, and will continue to be, recorded as a component of interest and other income as the swaps do not qualify for hedge accounting.

Wynn Macau

On October 14, 2005, we entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s $749 million senior term loan facility. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.84% and

7.77%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as a component of interest and other income as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) at December 31, 2005, 2004 and 2003 and as of the December 14, 2004 termination date of the previous Wynn Las Vegas interest rate swaps (amounts in thousands):

	Wynn Las Vegas Previous Interest Rate Swaps	Wynn Las Vegas Current Interest Rate Swaps	Wynn Macau Interest Rate Swaps	Total Interest Rate Swap Asset/ (Liability)
Asset / (liability) fair value:
at December 31, 2005	$—	$10,523	$(1,788)	$8,735
at December 31, 2004	$—	$583	$—	$583
at December 14, 2004 settlement	$9,625	$—	$—	$9,625
at December 31, 2003	$8,793	$—	$—	$8,793

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps as of December 31, 2005 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(in millions)
Average notional amount	$651.7	$739.3	$739.3	$—	$—	$—	n/a
Average pay rate	4.17%	4.26%	4.24%	—	—	—	n/a
Average receive rate	4.88%	4.93%	4.87%	—	—	—	n/a

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

For the year ended December 31, 2005, we incurred approximately $149.5 million in interest. Certain amounts of our outstanding indebtedness for the year was based upon a variable, LIBOR rate plus a premium. A 1% increase in the LIBOR would have increased our interest cost for 2005 by approximately $700,000.

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

The Consolidated Financial Statements included on pages F-1 through F-43 are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that solely because of the one material weakness in internal control over financial reporting described below, as of the end of such period, the Company’s disclosure controls and procedures were not effective.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2004, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company recently determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result, hedge accounting should not have been used. Accordingly, the Company determined that its 2003 and 2004 financial statements and its interim financial statements for the first three quarters of 2005 should be restated to eliminate the application of hedge accounting. Eliminating the application of cash flow hedge accounting results in recording the mark to market adjustments for the interest rate swaps as interest and other income, net and not in comprehensive income, as was previously reported.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At December 31, 2005, the Company’s controls over the formal designation, documentation and the continual evaluation and assessment of its derivative instruments were not adequately designed to determine that derivative instruments were not appropriately accounted for in accordance with Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities.

Based on our assessment, as a result of the material weakness described above management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page F-2.

(c)  Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to December 31, 2005, the Company adopted additional accounting policies and internal controls to address the issues raised by this material weakness.

ITEM 9B.    OTHER INFORMATION

On March 15, 2006, Wynn Las Vegas, LLC entered into an amendment to its Credit Agreement dated as of December 14, 2004, as amended, that:

•	permits Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. to issue up to an additional $100.0 million aggregate principal amount of their 6-5/8% First Mortgage Notes due 2014 (the “Additional Notes”); and

•	permits expenditures on Encore in an amount equal to the sum of (i) $1.4 billion, (ii) the net proceeds from the sale of any Additional Notes, (iii) cash equity contributions made to Wynn Las Vegas, LLC, and (iv) amounts committed by Wynn Resorts to pay Encore project costs;

•	increases the swing line commitment from $10.0 million to $25.0 million; and

•	authorizes certain amendments to collateral documents.

On March 15, 2006, Wynn Las Vegas, LLC also entered into an amendment of its Master Disbursement Agreement, dated as of December 14, 2004 (as amended, the “Disbursement Agreement”) that:

•	provides the terms for disbursement of the net proceeds from the sale of any Additional Notes and other funds used to pay Encore project costs;

•	extends the deadlines for opening and completion of Encore to June 30, 2009 and September 30, 2009, respectively;

•	permits expenditures of up to $150.0 million on Encore before Wynn Las Vegas enters into a guaranteed maximum price construction contract for Encore; and

•	provides increased flexibility in obtaining disbursements to pay Encore project costs.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 3, 2006, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 (the “2006 Proxy Statement”) under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics”, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2006 Proxy Statement under the caption “Executive Officer Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders. These plans are described in Item 8. “Financial Statements” of Part II (see Notes to Financial Statements).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,484,800	$36.92	4,726,412
Equity compensation plans not approved by security holders	—	—	—

Total	3,484,800	$36.92	4,726,412

Certain information required by this item will be contained in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the 2006 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements—See the Index to Consolidated Financial Statements on Page F-1

2.	Financial Statement Schedules filed in Part IV of this report are listed below;

•	Schedule II—Valuation and Qualifying Accounts; year ended December 31, 2005

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended.(2)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2

Indenture, dated as of October 30, 2002, governing the 12% Second Mortgage Notes due 2010 by and among Wynn Las Vegas, LLC; Wynn Las Vegas Capital Corp.; Desert Inn Water Company, LLC; Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Las Vegas Jet, LLC; World Travel, LLC; Palo, LLC; Valvino Lamore, LLC; the Registrant and Wells Fargo Bank, National Association, Inc., as trustee (including the Form of Second Mortgage Note and the Form of Notation of Guarantee).(3)

4.3

Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(4)

4.4	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(5)

4.5

Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee.(5)

4.6	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(25)

4.7	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(3)

4.8	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(6)

4.9	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.(4)

4.10	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited.(7)

Exhibit No.	Description
4.11	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited.(7)

4.12	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited.(7)

4.13	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited.(7)

4.14

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

10.5	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of March 31, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(11)

10.6	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(12)

10.7	Change Order No. 5 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(13)

10.8	Change Order No. 6 to Agreement for Guarantee Maximum Price Construction Services, dated as of November 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(22)

10.9	Change Order No. 7 to Agreement for Guarantee Maximum Price Construction Services, dated as of December 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(22)

10.10	Change Order No. 8 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 31, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(34)

10.11	Change Order No. 9 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(34)

10.12	Change Order No. 10 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(34)

10.13	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(3)

10.14	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc.(8)

Exhibit No.	Description
10.15	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003.(14)

10.16

Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of May 10, 2004, between Wynn Resorts (Macau) S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited.(12)

10.17

Amended and Restated Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Owner and Leighton Contractors (Asia)—Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited, jointly and severally, the Contractor.(28)

10.18

Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee.(22)

*10.19	Employment Agreement, dated as of July 7, 2000, by and between Wynn Design & Development, LLC and William Todd Nisbet.(15)

*10.20	Employment Agreement, dated as of September 6, 2002, by and between Wynn Resorts, Limited and Marc H. Rubinstein.(15)

*10.21	Employment Agreement, dated as of September 26, 2002, by and between Wynn Design & Development, LLC and DeRuyter O. Butler.(1)

*10.22	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.23	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(13)

*10.24	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(17)

*10.25	Employment Agreement, dated as of December 11, 2002, by and between Wynn Las Vegas, LLC and Arthur Nathan.(33)

*10.26	First Amendment to Employment Agreement, dated as of August 28, 2003, by and between Wynn Las Vegas, LLC and Arthur Nathan.(33)

*10.27	Employment Agreement, dated as of December 16, 2002, by and between Wynn Las Vegas, LLC and James E. Pettis.(33)

10.28

Credit Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Banc of America Securities LLC, Bank of America, N.A., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Societe Generale and SG Americas Securities, LLC. (5)

*10.29	Employment Agreement, dated as of March 2003, by and between Worldwide Wynn, LLC and Matt Maddox.(23)

*10.30	First Amendment to Employment Agreement, dated as of September 1, 2004, by and between Worldwide Wynn, LLC and Matt Maddox.(23)

*10.31	Employment Agreement, dated as of April 1, 2003, by and between Wynn Resorts, Limited and Ronald J. Kramer.(14)

*10.32	Employment Agreement, dated as of July 18, 2003, by and between Wynn Resorts (Macau), S.A. and Grant Bowie.(23)

Exhibit No.	Description
*10.33	Employment Agreement, dated as of September 16, 2003 by and between Wynn Las Vegas, LLC and David Sisk.(23)

*10.34	First Amendment to Employment Agreement, dated as of October 20, 2003 by and between Wynn Las Vegas, LLC and David Sisk.(23)

*10.35	Employment Agreement, dated as of January 1, 2005, by and between Wynn Resorts, Limited and Karen Bozich.(23)

*10.36	Employment Agreement, dated as of June 27, 2005, between Worldwide Wynn, LLC and Scott Peterson.(34)

*10.37	Addendum to Employment Agreement, dated as of June 27, 2005, between Worldwide Wynn, LLC and Scott Peterson.(34)

*10.38	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp.(29)

*10.39	Employment Agreement, dated as of August 31, 2005, between Worldwide Wynn, LLC and Linda Chen.(29)

*10.40	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal.(29)

10.41

Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

*10.42	2002 Stock Incentive Plan.(3)

*10.43	Form of Stock Option Agreement.(18)

*10.44	Form of Stock Option Grant Notice.(17)

*10.45	Form of Restricted Stock Agreement.(17)

*10.46	Form of Indemnity Agreement.(17)

10.47	Purchase Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(6)

10.48

Asset and Land Purchase Agreement, dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.49

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

10.51

Third Amendment to Asset and Land Purchase Agreement, dated as of June 22, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

Exhibit No.	Description
10.52

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

10.54	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company.(16)

10.55	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A.(16)

10.56	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(8)

10.57	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(13)

10.58

Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(9)

10.59

Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(15)

10.60	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.(4)

10.61	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.(4)

10.62

Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.(4)

10.63	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(19)

10.64	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(12)

10.65	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(9)

10.66	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.67	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

Exhibit No.	Description
10.68	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(13)

10.69	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.70	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(13)

10.71	Exchange Agreement, dated as of August 28, 2004, by and among Wong Chi Seng, S.H.W. & Co. Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.72	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, Classic Wave Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.73	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, L’Arc de Triomphe Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.74	Exchange Agreement, dated as of September 1, 2004, by and among Wong Chi Seng, SKKG Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.75

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

10.76

Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(13)

10.77

Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(13)

10.78	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(13)

10.79

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

10.80	Unofficial English translation of Mortgage, dated September 14, 2004 between Wynn Resorts (Macau), S.A. as borrower and Societe Generale, Hong Kong Branch as security agent.(13)

10.81	Land Security Assignment, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.82	Assignment of Rights, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.83	Assignment of Insurances, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.84	Assignment of Reinsurances, dated September 14, 2004 between Companhia De Seguros De Macau, S.A. as Assignor and Societe Generale, Hong Kong Branch as the Security Agent.(13)

Exhibit No.	Description

10.85	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.86	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.87	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.88

Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.89

Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.90	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(13)

10.91	Note Purchase Agreement, dated September 14, 2004, by and among Wynn Resorts (Macau), S.A. and Wynn Group Asia, Inc.(13)

10.92	Amended and Restated Note Purchase Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Wynn Group Asia, Inc.(28)

10.93

Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(28)

10.94

Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(28)

10.95

Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(28)

10.96

Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(28)

10.97	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(28)

10.98

Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(28)

Exhibit No.	Description
10.99

First Amendment to Credit Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, Wynn Show Performers, LLC, Wynn Sunrise, LLC, World Travel, LLC and Deutsche Bank Trust Company Americas, as administrative agent. (26)

10.100

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.101

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.102

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.103

Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(22)

10.104	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association.(5)

10.105

Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee.(5)

10.106

Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(22)

10.107

Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(22)

10.108

Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(22)

10.109	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee.(22)

10.110	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC.(22)

10.111	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(22)

10.112	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(23)

Exhibit No.	Description
10.113	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(23)

10.114

Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (30)

10.115

Third Amendment to Credit Agreement, dated as of March 15, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein). (34)

10.116

First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent.(26)

10.117	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(25)

10.118

Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.119

Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.120

Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.121

Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.122	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(24)

10.123	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(24)

10.124	Art Gallery Lease, dated June 30, 2005, between Wynn Las Vegas, LLC, as landlord and Wynn Gallery, LLC, as tenant.(24)

10.125	Description of discretionary bonuses for Fiscal Year 2004 for certain executive officers.(31)

10.126	Description of Performance Based Incentive Plan Bonus Criteria for Fiscal Year 2005.(32)

10.127	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (34)

10.128	Subconcession Sale Agreement, dated as of March 4, 2006, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Publishing and Broadcasting, Ltd. (34)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003)(20)

16.1	Letter from Arthur Andersen, LLP(21)

21.1	Subsidiaries of the Registrant(34)

23.1	Consent of Deloitte & Touche LLP(34)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(34)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(34)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(34)

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(7)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(8)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.
(9)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2003.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 5, 2004.
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(14)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.
(15)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 28, 2003.
(17)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(18)	Incorporated by reference from the Form S-8 filed by the Registrant on October 31, 2002.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(20)	Incorporated by reference from the Annual report on form 10-K filed by the Registrant on March 15, 2004.
(21)	Incorporated by reference from Amendment No. 2 to the Form S-1 filed by the Registrant on August 26, 2002 (File No. 333-90600).
(22)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(23)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2005.
(24)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2005.

(25)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 27, 2005.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.
(28)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(30)	Incorporated by reference from Amendment No. 1 to the Current Report on Form 8-K filed by the Registrant on September 29, 2005.
(31)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 3, 2005.
(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 24, 2005.
(33)	Incorporated by reference from the Form S-4 filed by Wynn Las Vegas, LLC on April 13, 2005.
(34)	Filed herewith.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Wynn Resorts, Limited and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s controls over the formal designation, documentation and the continual evaluation and assessment of its derivative instruments were not adequately designed to determine that derivative instruments were not properly accounted for in accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.

This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements as more fully described in Note 17 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005, of the Company and the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2), and our report dated March 15, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the restatement described in Note 17 to the consolidated financial statements.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wynn Resorts, Limited and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

As discussed in Note 17, the accompanying 2003 and 2004 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2005	2004
		(as Restated— see Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$434,289	$330,261
Restricted cash and investments	98,271	115,301
Receivables, net	88,468	227
Inventories	39,884	757
Prepaid expenses	23,630	4,683

Total current assets	684,542	451,229
Restricted cash and investments	344,331	827,066
Property and equipment, net	2,663,870	1,987,233
Intangibles, net	60,480	54,100
Deferred financing costs	95,619	88,565
Deposits and other assets	91,371	56,220
Investment in unconsolidated affiliates	5,070	—

Total assets	$3,945,283	$3,464,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,489	$718
Current portion of land concession obligation	8,984	9,483
Accounts and construction payable	79,768	86,520
Accrued interest	15,733	12,081
Accrued compensation and benefits	36,772	11,110
Other accrued expenses	28,374	9,918
Customer deposits and other related liabilities	66,120	1,006
Construction retention	18,539	39,117

Total current liabilities	269,779	169,953
Construction retention	757	21,140
Long-term debt	2,090,846	1,600,328
Long-term land concession obligation	19,218	27,640
Other long-term liabilities	1,788	860

Total liabilities	2,382,388	1,819,921

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 99,331,294 and 98,983,344 shares issued and outstanding	993	990
Additional paid-in capital	1,972,847	1,951,906
Deferred compensation—restricted stock	(15,784)	(4,079)
Accumulated deficit	(395,161)	(304,325)

Total stockholders' equity	1,562,895	1,644,492

Total liabilities and stockholders' equity	$3,945,283	$3,464,413

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
		(as Restated— see Note 17)	(as Restated— see Note 17)
Operating revenues:
Casino	$353,663	$—	$—
Rooms	170,315	—	—
Food and beverage	173,700	—	—
Entertainment, retail and other	125,230	195	643

Gross revenues	822,908	195	643
Less promotional allowances	(100,927)	—	—

Net revenues	721,981	195	643

Operating costs and expenses:
Casino	155,075	—	—
Rooms	44,171	—	—
Food and beverage	118,670	—	—
Entertainment, retail and other	80,185	68	213
General and administrative	118,980	335	631
Provision for doubtful accounts	16,206	—	—
Pre-opening costs	96,940	81,321	46,744
Depreciation and amortization	103,344	6,979	5,743
Property charges and other	14,297	1,290	647

Total operating costs and expenses	747,868	89,993	53,978
Equity in income from unconsolidated affiliates	1,331	—	—

Operating loss	(24,556)	(89,798)	(53,335)

Other income (expense):
Interest and other income	36,419	10,048	19,138
Interest expense, net	(102,699)	(2,687)	(9,031)
Loss from extinguishment of debt	—	(122,788)	—

Other income (expense), net	(66,280)	(115,427)	10,107

Minority interest	—	1,054	3,129

Net loss	$(90,836)	$(204,171)	$(40,099)

Basic and diluted loss per common share:
Net loss:
Basic	$(0.92)	$(2.35)	$(0.50)
Diluted	$(0.92)	$(2.35)	$(0.50)
Weighted average common shares outstanding:
Basic	98,308	86,778	79,429
Diluted	98,308	86,778	79,429

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Deferred compensation— restricted stock	Accumulated Deficit	Total stockholders' equity
	Shares outstanding	Par value
Balances, December 31, 2002	78,972,511	$790	$1,065,649	$(14,771)	$(60,055)	$991,613
Issuance of restricted stock	189,723	2	2,827	(2,829)	—	—
Forfeiture of restricted stock	(189,723)	(2)	(2,512)	1,440	—	(1,074)
Issuance of common stock	3,000,000	30	44,766	—	—	44,796
Exercise of stock options	6,250	—	83	—	—	83
Amortization of deferred compensation—restricted stock	—	—	—	6,496	—	6,496
Net loss accumulated during the development stage*	—	—	—	—	(40,099)	(40,099)

Balances, December 31, 2003*	81,978,761	820	1,110,813	(9,664)	(100,154)	1,001,815
Issuance of common stock	16,958,333	170	840,391	—	—	840,561
Exercise of stock options	46,250	—	702	—	—	702
Amortization of deferred compensation—restricted stock	—	—	—	5,585	—	5,585
Net loss accumulated during the development stage*	—	—	—	—	(204,171)	(204,171)

Balances, December 31, 2004*	98,983,344	990	1,951,906	(4,079)	(304,325)	1,644,492
Issuance of restricted stock	275,000	3	18,532	(18,535)	—	—
Exercise of stock options	72,950	—	1,404	—	—	1,404
Acceleration of stock options	—	—	497	—	—	497
Stock options issued to consultant	—	—	508	—	—	508
Amortization of deferred compensation—restricted stock	—	—	—	6,830	—	6,830
Net loss	—	—	—	—	(90,836)	(90,836)

Balances, December 31, 2005	99,331,294	$993	$1,972,847	$(15,784)	$(395,161)	$1,562,895

*	As restated, see Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
		(as Restated— see Note 17)	(as Restated— see Note 17)
Cash flows from operating activities:
Net loss	$(90,836)	$(204,171)	$(40,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,344	6,979	5,743
Amortization of deferred compensation	4,676	3,429	3,327
Amortization and writeoffs of deferred financing costs	14,045	60,572	12,871
Provision for doubtful accounts	16,206	—	—
Property charges and other	14,297	1,290	(4)
Equity in income of unconsolidated affiliates	(1,331)	—	—
Increase in the fair value of interest rate swaps	(8,152)	(1,415)	(8,793)
Minority interest	—	(1,054)	(3,129)
Incidental operations	—	3,512	—
Increase (decrease) in cash from changes in:
Receivables, net	(104,418)	(149)	106
Inventories and prepaid expenses	(58,934)	(2,175)	(183)
Accounts payable and accrued expenses	159,578	18,417	8,387

Net cash provided by (used in) operating activities	48,475	(114,765)	(21,774)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(877,074)	(1,007,993)	(414,989)
Restricted cash and investments	499,765	(541,935)	392,445
Investment in unconsolidated affiliates	(3,739)	—	—
Intangibles and other assets, net	(40,181)	(30,430)	(9,964)
Proceeds from sale of equipment	109	33,268	6

Net cash used in investing activities	(421,120)	(1,547,090)	(32,502)

Cash flows from financing activities:
Exercise of stock options	1,404	702	83
Proceeds from issuance of common stock	—	794,295	45,000
Third party fees	—	(5,134)	(204)
Proceeds from issuance of long-term debt	627,131	1,960,858	250,000
Principal payments of long-term debt and land concession obligation	(130,854)	(1,032,534)	(38)
Payments for deferred financing costs	(21,008)	(67,623)	(8,657)

Net cash provided by financing activities	476,673	1,650,564	286,184

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	104,028	(11,291)	231,908
Balance, beginning of period	330,261	341,552	109,644

Balance, end of period	$434,289	$330,261	$341,552

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$95,839	$7,419	$—
Equipment purchases financed by debt and accrued assets	$860	$84,066	$—
Stock issued to purchase minority interest	$—	$51,400	$—
Stock-based compensation capitalized into construction	$2,651	$2,156	$3,171
Forfeiture of restricted stock reducing construction	$—	$—	$1,074

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and completed an initial public offering of its common stock on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 as a Nevada limited liability company to purchase the Desert Inn Resort and Casino (the “Desert Inn”) for the site of the Company’s first casino resort in Las Vegas, Nevada, hereinafter referred to as “Wynn Las Vegas.”

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

2.    Summary of Significant Accounting Policies

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

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation as follows:

•	The water rights, trademark and the Macau gaming concession, net listed separately in the 2004 presentation are classified together as Intangibles, net for 2005;

•	Show production rights were included in deposits and other assets in the 2004 presentation. These are recorded as Intangibles, net for 2005;

•	Certain advanced customer deposits were classified as Accrued expenses and other in the 2004 presentation. They are classified as customer deposits and other current liabilities for 2005;

•	Art gallery, retail and water revenues for 2004 and 2003, are classified as entertainment, retail and other revenues for 2005;

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The cost of water and the cost of retail sales for 2004 and 2003, are classified as entertainment, retail and other expenses for 2005; and

•	The gain/(loss) on sales of assets and the losses from incidental operations for 2004 and 2003 are classified as property charges and other for 2005.

These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposits to collateralize certain construction insurance claims, cash deposits for certain sales taxes, and certain of the proceeds of the Company’s financing activities invested in approved money market funds or government-backed treasury notes and interest-only strips. Portions of these funds are restricted by the agreements governing the Company’s debt instruments for the payment of certain construction and development costs relating to Wynn Las Vegas, Encore or Wynn Macau or for interest payments on certain of the Company’s debt. Amounts classified as current are equal to current construction payables and other accruals also classified as current.

The Company classifies its marketable securities in one of three categories: held-to-maturity, trading or available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, held-to-maturity securities are those securities for which a company has the ability and intent to hold until maturity. Trading securities are those bought and held principally for the purpose of selling them in the near term. All other securities are classified as available-for-sale. The Company’s marketable debt securities are classified as held-to-maturity. Accordingly, these securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. The carrying value of these marketable securities approximates fair value due to their relatively short-term maturities and market rates of interest.

Restricted cash and investments at December 31, 2005 and 2004 also include approximately $1.4 million and $1.2 million, respectively, of accrued interest receivable on the marketable securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2005, approximately 70% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Retail, food and beverage inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Leasehold interest in land	25 years
Airplanes	7 to 20 years
Furniture, fixtures and equipment	5 to 20 years

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss. The design, development and construction costs for Wynn Macau and Encore are capitalized and depreciation has not yet commenced.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $50.0 million, $115.0 million, $87.3 million was capitalized for the years ended December 31, 2005, 2004 and 2003, respectively.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of water rights acquired as part of the overall purchase price of the Desert Inn, and trademarks. Indefinite-lived intangible assets are not amortized, but are periodically reviewed for impairment. The Company’s finite-lived intangible assets consist of a Macau gaming concession and show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest over the terms of the related debt agreements. Approximately $14.0 million, $14.2 million, and $9.6 million was amortized to interest during the years ended December 31, 2005, 2004 and 2003, respectively. For deferred financing costs recognized at December 31, 2005, the Company expects approximately $14.2 million will be amortized to interest for 2006; that approximately $13.8 million will be amortized to each of the fiscal years 2007 through 2010; approximately $12.8 million is expected to be amortized in 2011; $4.4 million amortized for the years 2012 and 2013; $4.0 million for 2014; and the remaining amount of approximately $400,000 is expected to be amortized in 2015. Accumulated amortization amounted to $16.1 million and $21.5 million as of December 31, 2005 and 2004, respectively.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. During the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $8.2 million, $1.4 million and $8.8 million, respectively, as interest and other income as a result of increases in the fair values of its interest rate swaps during those periods.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and points earned in customer loyalty programs, such as the player’s club loyalty program.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 2005, 2004 and 2003, respectively, is primarily included in casino expenses as follows (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003
Rooms	$17,470	$—	$—
Food & Beverage	38,629	—	—
Entertainment, retail and other	8,936	—	—

	$65,035	$—	$—

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising expenses incurred in development periods are included in preopening expenses. Since the opening of Wynn Las Vegas on April 28, 2005, advertising costs relating to Wynn Las Vegas have been included in general and administrative expenses, while any advertising expenses relating to Wynn Macau or Encore continue to be included in preopening expenses. Total advertising expenses were $18.3 million, $2.8 million and $1.4 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

Pre-Opening Costs

Pre-opening costs, consisting primarily of salaries and wages, legal and consulting fees, insurance, and utilities and travel, are expensed as incurred.

Incidental Operations

Upon completion of the acquisition of the Desert Inn on June 22, 2000, the Company announced its intention to close the property and to plan the development of Wynn Las Vegas on the existing site. The Company operated the Desert Inn for about ten weeks and the golf course through June 2002. In July 2004, the Company purchased an apartment complex and associated land, ceased operating the apartments and demolished the complex for the development of an employee parking lot. In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” collection efforts associated with the former operations of the Desert Inn and the brief operation of the apartments are accounted for as separate incidental operations. Under this method, incidental operations with a net income are excluded from the Company’s consolidated operating results and the net income from each is recorded as a reduction in the carrying value of land. Incidental operations with a net loss are included in property charges and other in the consolidated statements of operations. The amount of net income from incidental operations recorded as a reduction in the carrying value of land was approximately $0, $4.2 million, and $0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

SFAS No. 109 also requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During its development stage the Company accumulated significant net operating losses. Accordingly, at December 31, 2005, the Company has an estimated available U.S. tax loss carryforward of approximately $298.4 million, which expires between 2022 and 2025. The Company’s foreign tax loss carryforwards as of December 31, 2005, resulting from the loss in Macau, are approximately $98.2 million. These foreign tax loss carryforwards expire between 2006 and 2008. Because of the uncertainty of near-term future taxable income, the Company’s potential net future domestic and foreign tax benefits of approximately $100.2 million and $11.8 million, respectively as of December 31, 2005 and $82.8 million and $7.6 million, respectively as of December 31, 2004, are fully reserved. These valuation allowances will be removed when the Company determines that it is more likely than not that the deferred tax assets will be realized.

Currency Translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” The results of operations and the balance sheet of Wynn Macau, S.A. are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). During the years ended December 31, 2005, 2004 and 2003, the effect of foreign currency translation was immaterial.

Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For each of the three years ended December 31, 2005, the Company has recorded net losses. Accordingly, the assumed exercise of stock options and the potential conversion of the Company’s $250 million of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) was anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. Potentially dilutive securities that were excluded from the calculation of diluted EPS at December 31, 2005 because including them would have been anti-dilutive, included 3,459,800 shares under stock options, 789,169 shares under non-vested stock grants and 10,869,550 shares under the assumed conversion of the Debentures. At December 31, 2004, potentially dilutive but excluded securities included 2,271,750 shares under stock options, 1,138,338 shares under non-vested stock grants and 10,869,550 shares under the assumed conversion of the Debentures.

Employee Stock-Based Compensation

The Company has a stock-based employee compensation plan as more fully described in Note 12. Benefit Plans. As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company continues to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, compensation expense is recognized only to the extent that the market value at the

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant exceeds the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (amounts in thousands).

	Years Ended December 31,
	2005	(as Restated) 2004	(as Restated) 2003
Net loss as reported	$(90,836)	$(204,171)	$(40,099)
Add: stock-based compensation recorded for acceleration of employee options	497	—	—
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(8,359)	(4,729)	(1,993)

Proforma net loss	$(98,698)	$(208,900)	$(42,092)

Basic and diluted loss per share:
As reported	$(0.92)	$(2.35)	$(0.50)

Proforma	$(1.00)	$(2.41)	$(0.53)

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

On October 21, 2002, the Company entered into an amended production services agreement with the executive producer of the water-based live theatrical attraction named “Le Reve,” which commenced upon opening Wynn Las Vegas. As additional compensation for the production services, the Company granted 189,723 restricted shares of Wynn Resorts’ common stock to the executive producer, which will vest on June 30, 2006.

On May 4, 2004, the Company granted 25,000 nonqualified stock options to a consultant to assist in the development and initial operation of the Wynn Las Vegas lake-mountain feature. These options vest 25% per year. The first 25% vested in May 2005. In accordance with the above policy, the measurement date is the date performance is complete and the mark-to-market fair value of the options is recognized as compensation cost amortized over the service period. When the service period ended in May 2005, the Company capitalized approximately $508,000 into the Wynn Las Vegas project to reflect the value of this stock option grant.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company will adopt this statement, according to SEC rule, as amended, on January 1, 2006, utilizing the modified prospective method and the Black-Scholes valuation model.

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment “ to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact the Company’s departmental expenses (and related operating margins), pre-opening costs and construction in progress for development projects, and general and administrative expenses (including corporate expenses). Expensing stock options is estimated to reduce the Company’s net income for 2006 by approximately $12.8 million (or $0.13 per share) for the unvested options outstanding as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated, that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of the fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt its provisions effective January 1, 2006. The Company does not anticipate that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement on July 1, 2005, did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial position or results of operations.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Receivables, net

Components of receivables, net are as follows (in thousands):

	As of December 31,
	2005	2004
Casino	$83,936	$—
Hotel	12,660	—
Other	7,684	227

	104,280	227
Less: allowance for doubtful accounts	(15,812)	—

	$88,468	$227

4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2005	2004
Land and improvements	$599,278	$353,544
Buildings and improvements	1,159,364	1,041
Airplanes	57,582	57,336
Furniture, fixtures and equipment	594,474	14,830
Leasehold interest in land	67,118	67,616
Construction in progress	286,570	1,499,284

	2,764,386	1,993,651
Less: accumulated depreciation	(100,516)	(6,418)

	$2,663,870	$1,987,233

As of December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with the Wynn Macau and Encore projects. As of December 31, 2004, construction in progress also included construction, interest and other costs capitalized in connection with Wynn Las Vegas. Wynn Las Vegas, with the exception of the second showroom, opened and was placed into service on April 28, 2005. The second showroom opened and was placed into service at the end of August 2005.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangibles, net

Intangibles, net consist of the following:

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, net
	($ amounts in thousands)
December 31, 2003	$—	$—	$6,400	$1,000	$7,400
Additions	42,300	5,000	—	—	47,300
Amortization	(600)	—	—	—	(600)

December 31, 2004	41,700	5,000	6,400	1,000	54,100
Additions	—	10,000	—	13	10,013
Amortization	(2,383)	(1,250)	—	—	(3,633)

December 31, 2005	$39,317	$13,750	$6,400	$1,013	$60,480

Water rights reflect the fair value allocation determined in the purchase of the Desert Inn in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Reve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Show production rights represents the amounts paid to purchase the rights to “Avenue Q” and to “Monty Python’s Spamalot.” The Company expects that amortization of show production rights will be approximately $4.8 million in 2006, approximately $2.0 million for the years 2007 through 2010, and approximately $1.0 million in 2011.

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

The average price of Wynn Resorts’ common stock around August 31, 2004 (the deemed effective date of the acquisition), was $38.69 per share. The excess of the purchase price of the minority interests over the net liabilities assumed plus the value of the stock exchanged, less the costs to register the shares, was approximately $51.4 million. Upon obtaining third party appraisals of the land and gaming concessions, the purchase price was allocated to the assets acquired: $42.3 million was allocated to the gaming concession; and the remaining $9.1 million was allocated to increase the book value of the leasehold interest in land. The gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the gaming concession will be approximately $2.4 million each year from 2006 through 2021, and approximately $1.2 million in 2022.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Deposits and other assets

Deposits and other assets consist of the following (amounts in thousands):

	As of December 31,
	2005	2004
Entertainment production costs	$33,697	$27,908
Operating supplies	23,335	2,397
Deposits	20,066	21,582
Interest rate swaps	10,523	583
Golf memberships	3,750	3,750

	$91,371	$56,220

7.    Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	As of December 31,
	2005	2004
6.625% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
6% Convertible Subordinated Debentures, due July 15, 2015	250,000	250,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.225% (approximately 6.67%)	10,000	—
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.525%)	400,000	26,564
Senior Term Loan Facilities; due September 14, 2011; interest at LIBOR or HIBOR plus 3.0%, decreasing to LIBOR or HIBOR plus 2.75% upon opening of Wynn Macau (approximately 7.345%)	78,944	—
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 6.90188%)	43,536	—
Note payable—Aircraft; interest at 5.67%	13,986	14,659
12% Second Mortgage Notes, net of original issue discount of approximately $440,000 and $531,000, respectively due November 1, 2010; effective interest at approximately 12.9%	9,702	9,611
Other	167	212

	2,106,335	1,601,046
Current portion of long-term debt	(15,489)	(718)

	$2,090,846	$1,600,328

First Mortgage Notes

On December 14, 2004, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued $1.3 billion aggregate principal amount of 6.625% First Mortgage Notes due 2014 (the “First Mortgage Notes”). The First Mortgage Notes mature on December 1, 2014 and bear interest at the rate of 6.625% per year.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may redeem up to 35% of the aggregate principal amount of the First Mortgage Notes at any time prior to December 1, 2007 at a redemption price equal to 106.625% of the principal amount redeemed (plus accrued and unpaid interest to the date of redemption) with the proceeds of one or more of the Company’s qualified equity offerings that are contributed to Wynn Las Vegas, LLC. Commencing December 1, 2009, the First Mortgage Notes are redeemable at the Company’s option at a premium equal to 103.313% of the principal amount redeemed and declining ratably on December first of each year thereafter to zero on or after December 1, 2012.

The indenture governing the First Mortgage Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions. Management believes the Company is in compliance with all such covenants as of December 31, 2005.

The First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes and the guarantees thereof are secured by: (1) a first priority security interest in a liquidity reserve account (currently $30.0 million), which may be used to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time (currently $50.0 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (3) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (4) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (5) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC. The First Mortgage Notes are also secured by certain of the net proceeds from the sale of the First Mortgage Notes.

The obligations of the Issuers and the guarantors under the First Mortgage Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

Convertible Subordinated Debentures

In July 2003, the Company sold $250.0 million aggregate principal amount of the Debentures. The Company pays interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. The Company contributed a total of approximately $44.0 million to a subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities to secure the payment of scheduled interest payments occurring in 2004, 2005 and 2006 as required by the indenture governing the Debentures.

Each $1,000 principal amount of the Debentures is convertible at each holder’s option into 43.4782 shares of the Company’s common stock (subject to adjustment as provided in the indenture governing the Debentures), a conversion rate equivalent to a conversion price of $23.00 per share. The Company may redeem some or all of the debentures for cash on or after July 20, 2007, at prices specified in the indenture governing the Debentures. In addition, the holders may require the Company to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control of the Company.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wynn Resorts Funding, LLC, has guaranteed the Debentures and Wynn Resorts, Limited has guaranteed the obligations of Wynn Resorts Funding, LLC. As of December 31, 2005, Wynn Resorts Funding, LLC does not have any assets other than the approximately $15.0 million remaining of the $44.0 million contributed by Wynn Resorts from the net proceeds of the sale of the Debentures. Other than with respect to the scheduled interest payments occurring in 2004, 2005 and 2006, the Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

Wynn Las Vegas Credit Facilities

Previous Credit Facilities and FF&E Facility.    Effective October 30, 2002, Wynn Las Vegas, LLC entered into a $750.0 million senior secured revolving credit facility (the “Previous Revolver”) and a $250.0 million delay draw senior secured term loan facility (the “Previous Term Loan”, and together with the Previous Revolver, the “Previous Credit Facilities”) as part of the financing for Wynn Las Vegas. The Previous Revolver was later increased to $800.0 million.

On December 14, 2004, the Company refinanced its debt structure. As part of this refinancing, the Company terminated the Previous Credit Facilities and repaid the approximately $458.6 million principal amount outstanding. The Company recorded a loss on the extinguishment of the debt of approximately $1.1 million from the write-off of a portion of the unamortized deferred financing costs. The Previous Credit Facilities were replaced with the credit facilities described below.

Effective October 30, 2002, Wynn Las Vegas, LLC also entered into a $188.5 million FF&E facility (the “FF&E Facility”) to provide financing for furniture, fixtures and equipment to be used at Wynn Las Vegas.

On December 14, 2004, as part of the refinancing of the Wynn Las Vegas, LLC indebtedness, the Company terminated the FF&E Facility and repaid the approximately $70.3 million principal amount outstanding. The Company recorded a loss on the extinguishment of the debt of approximately $9.6 million, comprised of a $1.6 million prepayment penalty and the write-off of unamortized deferred financing costs of approximately $8.0 million.

Credit Facilities.    On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement (the “Credit Agreement”) and related ancillary agreements for secured revolving credit and term loan facilities in the aggregate amount of $1.0 billion. The credit facilities (the “Credit Facilities”) consist of a revolving credit facility (the “Revolver”) in the amount of $600.0 million and a term loan facility (the “Term Loans”) in the amount of $400.0 million.

The Revolver will terminate and be payable in full on December 14, 2009, and the Term Loans will mature on December 14, 2011.

The amount available under the Credit Facilities will be reduced by $550.0 million if the budget, plans and specifications for Encore (the “Encore Budget, Plans and Specs”) have not been approved by a majority of the arrangers or a majority of the lenders under the Credit Agreement by March 31, 2006. This may result in a reduction of availability under the Revolver, prepayment of loans under the Term Loans or any combination of the two.

For purposes of calculating interest, loans under the Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the Revolver and Term Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and LIBOR plus 2.125%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans are expected to bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin 1.25% or 1.125% under the Revolver and Term Loans, respectively. Interest on Base Rate Loans will be payable quarterly in arrears.

Provided that Encore qualifies for financing under the Disbursement Agreement (as defined below), after the opening of Encore, the applicable borrowing margins for revolving loans will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1.25% to 2.5% per annum for Eurodollar Loans and 0.25% to 1.5% per annum for Base Rate Loans. Until then, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the revolving credit facility. After opening Encore, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the revolving credit facility will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

The Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Credit Facilities are secured by: (1) a first priority security interest in a liquidity reserve account (currently $30.0 million), which may be used to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time (currently $50.0 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (3) all amounts on deposit from time to time in a secured account holding the proceeds of the Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). After opening Encore (assuming the Encore Budget, Plans and Specs are approved prior to March 31, 2006), Wynn Las Vegas, LLC will also be required to make mandatory repayments of indebtedness under the Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Credit Facilities at any time without premium or penalty.

The Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) maintaining a ratio of earnings before interest, taxes, depreciation and amortization to total interest expense, and (ii) maintaining a ratio of total debt to earnings before interest, taxes, depreciation and amortization.

As of December 31, 2005, the Company was in compliance with all covenants.

Wynn Macau Credit Facilities

On September 14, 2004, Wynn Macau, S.A. executed a definitive credit agreement and related ancillary agreements for a senior secured bank facility of $397.0 million. The senior secured bank facility consisted of term loan facilities in the amount of $382.0 million (in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117.0 million (approximately US$15.0 million).

In September 2005, to accommodate Wynn Macau’s second phase, Wynn Macau, S.A., amended its senior bank facility to expand availability under the facility from $397 million to $764 million, including $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). Wynn Macau, S.A. began borrowing under the senior secured credit facilities in the fourth quarter of 2005 after the proceeds from $230.0 million in base equity loans and an $80.0 million subordinated loan provided by Wynn Resorts were expended on the Wynn Macau project, and certain other conditions precedent customary to limited recourse project finance construction were satisfied.

The term loan facilities mature in September 2011, and the revolving credit facility matures in September 2007. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on March 14, 2008. The term loans bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin of 3.0% until the opening of Wynn Macau (expected in the third quarter of 2006), at which time the interest rate will reduce to LIBOR or HIBOR plus a margin of 2.75%. The senior bank facility also provides for further reductions in the margin on the term loans if Wynn Macau, S.A. satisfies certain prescribed leverage ratio tests. Loans under the revolving credit facility will bear interest at HIBOR plus 2.5%.

Collateral for the senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates of the Company that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans. In addition, the senior bank facility’s governing documents contain capital spending limits and other affirmative and negative covenants. As of December 31, 2005, the Company was in compliance with all covenants.

In September 2004, in connection with the initial financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino (“BNU”) for a guarantee in the amount of 700.0 million patacas (approximately US$87.0 million). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. To secure the guarantee, Wynn Macau, S.A. originally deposited $50.0 million of the $230.0 million base equity loans with BNU. As of December 31, 2005, however, Wynn Macau, S.A. had funded $50.0 million of its project costs with these funds. The guarantee is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee not to exceed approximately 12.3 million Macau patacas (approximately US$1.5 million).

In addition, the Company has a $72.0 million contingent debt facility from Wynn Macau, S.A.’s lenders.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$44.75 million Note Payable

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans, which terminate and are payable in full on May 24, 2010. The term loans are guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, the Company is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the Company may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Notes Payable—Aircraft

The notes require monthly payments of principal and interest totaling approximately $124,000 through June 2011, reducing to approximately $27,000 for July through September 2011. There are also balloon payments due in June and September of 2011 of approximately $7.5 million and $2.1 million, respectively. The notes are secured by liens on one of the Company’s two aircraft.

Second Mortgage Notes

On October 30, 2002, the Issuers issued $370.0 million aggregate principal amount of 12% second mortgage notes (the “Second Mortgage Notes”) maturing November 1, 2010 with semi-annual interest payments beginning in May 2003.

The Second Mortgage Notes were issued for approximately $343.3 million, net of an original issue discount of approximately $26.7 million and issuance costs of approximately $14.4 million. The net proceeds were used to finance the development and construction of Wynn Las Vegas, to pay pre-opening expenses and meet debt service obligations.

On June 14, 2004, the Issuers redeemed approximately $122.4 million of the Second Mortgage Notes. The total price of the redemption was approximately $138.9 million, equal to 112.0% of the aggregate principal amount of the Notes redeemed, plus accrued and unpaid interest thereon. In connection with the redemption, the Company wrote off approximately $7.0 million of the unamortized original issue discount and approximately $3.9 million of unamortized deferred financing costs associated with the notes. Accordingly, the Company recognized a loss on the early retirement of debt of approximately $25.6 million to reflect these write-offs and the $14.7 million redemption premium.

On December 14, 2004, the Issuers purchased approximately $237.4 million in aggregate principal amount of the Second Mortgage Notes and effected a discharge of the Second Mortgage Notes indenture and related collateral documents. The approximately $10.1 million principal amount of Second Mortgage Notes remaining outstanding has been called for redemption in accordance with the indenture on November 1, 2006, at a price of 112% of the principal amount, plus accrued and unpaid interest to the redemption date.

In order to effect the satisfaction and discharge, the Issuers deposited in trust with the trustee of the Second Mortgage Notes government securities with an aggregate face value of approximately $10.1 million and approximately $3.0 million of additional funds (the amounts necessary to pay when due all interest payments and the redemption price on the redemption date), to satisfy and discharge the remaining amounts payable under the Second Mortgage Notes indenture. As a result of the satisfaction and discharge, the Issuers are not subject to any restrictive covenants under the Second Mortgage Notes indenture, and the guarantees and collateral securing the Second Mortgage Notes were released. However, the Company will continue to report the outstanding liability

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the associated cash restricted for the repayment on its balance sheet until the Second Mortgage Notes are redeemed on November 1, 2006, from the funds deposited in trust.

Fair Value of Long-term Debt

The net book value of the First Mortgage Notes and the Debentures at December 31, 2005 was approximately $1.3 billion and $250.0 million, respectively. The estimated fair value of the First Mortgage Notes and the Debentures based upon most recent trades at December 31, 2005 was approximately $1.3 billion and $596.2 million, respectively. The Company discharged its Second Mortgage Notes as previously noted, however, the net book value and the fair value of the Second Mortgage Notes (based upon the November 1, 2006 call premium of 12%), was approximately $11.8 million and $9.7 million as of December 31, 2005 and 2004, respectively. The net book value of the Company’s other debt instruments approximates fair value.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2006	$15,929
2007	6,115
2008	23,731
2009	37,796
2010	46,444
Thereafter	1,976,760

2,106,775
Less: original issue discount	(440)

$2,106,335

8.    Interest rate swaps

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) at December 31, 2005, 2004 and 2003 and as of the December 14, 2004 termination date of the previous interest rate swaps (amounts in thousands):

	Wynn Las Vegas Previous Interest Rate Swaps	Wynn Las Vegas Current Interest Rate Swaps	Wynn Macau Interest Rate Swaps	Total Interest Rate Swap Asset/ (Liability)
Asset / (liability) fair value: at December 31, 2005	$—	$10,523	$(1,788)	$8,735
at December 31, 2004	$—	$583	$—	$583
at December 14, 2004 settlement	$9,625	$—	$—	$9,625
at December 31, 2003	$8,793	$—	$—	$8,793

The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Wynn Las Vegas

During 2003, the Company entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $825.0 million of borrowings under the Previous Credit Facilities. Although these interest rate swaps were highly effective in fixing the interest on the applicable portion of underlying debt, the changes in the fair values of these instruments have been recorded as a component of interest and other income in accordance with the provisions of SFAS No. 133. On December 14, 2004, concurrent with the refinancing of Wynn Las Vegas, LLC’s debt structure, the Company terminated these two interest rate swaps. As a result of the termination, the Company received a cash payment of approximately $9.6 million in settlement of the related asset.

Concurrent with the refinancing, The Company entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, the Company receives payments at a variable rate of LIBOR and pays a fixed rate of 3.793% on $200 million notional amount set forth in the swap instruments from February and March 2005, respectively through December 2008. These interest rate swaps are economically effective in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%. Changes in fair value of these interest rate swaps for each reporting period are recognized as a component of interest and other income in accordance with the provisions of SFAS No. 133.

Wynn Macau

On October 14, 2005, the Company entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s $749 million senior term loan facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.84% and 7.77%, respectively. Changes in fair value of these interest rate swaps for each reporting period are recognized as a component of interest and other income in accordance with the provisions of SFAS No. 133.

9.    Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of corporate aircraft and household employees, construction work and other personal services. Mr. Wynn and other

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2005 and 2004, Mr. Wynn and the other officers had a credit balance with the Company of $412,000 and $71,000, respectively.

The Wynn Collection

Through May 6, 2004, the Company operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of fine art owned by Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts. The art gallery in the Desert Inn was closed on May 6, 2004, and a new art gallery featuring The Wynn Collection opened in Wynn Las Vegas on April 28, 2005. Through closure of the Desert Inn gallery in May 2004, and again since opening in Wynn Las Vegas on April 2005, Mr. and Mrs. Wynn leased The Wynn Collection to the Company for an annual fee of one dollar ($1). The Company retained all revenues from the public display of The Wynn Collection and the related merchandising revenues, and was responsible for all the expenses incurred in exhibiting and safeguarding the collection. The current lease for The Wynn Collection extends through June 30, 2015. After specified notice periods, the Company or Mr. Wynn may terminate the lease. Subject to certain notice requirements, Mr. Wynn has the right to remove or replace any or all of the works of art displayed in the gallery.

The “Wynn” Surname Rights Agreement

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

Other

Wynn Macau, S.A. rents two apartments from a Wynn Macau, S.A. shareholder for an aggregate of approximately $3,600 per month.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Property Charges and Other

Property charges and other for the years ended December 31, 2005, 2004 and 2003, respectively, consist of the following (amounts in thousands):

	Year Ended December 31,
	2005	2004	2003
Loss on assets retired for remodels	$9,435	$—	$—
Temporary office abandonment charge	3,070	—	—
Grail theater abandonment charge	1,595
Loss (gain) on sale of assets	92	639	(4)
Loss from incidental operations	105	651	651

Total property charges	$14,297	$1,290	$647

Included in property charges and other for 2005 are approximately $9.4 million of costs relating to assets retired, and approximately $3.1 million of expenses relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and development of Wynn Las Vegas. The Company also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned for a new show production planned for Wynn Las Vegas named “Monty Python’s Spamalot,” and later abandoned. There were no comparable Wynn Las Vegas property charges incurred during 2004 or 2003.

11.    Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2005 and 2004, 99,331,294 shares and 98,983,344 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of, December 31, 2005, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

12.    Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded charges for matching contributions of approximately $804,000, $366,000, and $263,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Union employees were covered by various multi-employer pension plans. The Company recorded expenses of approximately $1.3 million, $4,000, and $38,000 under such plans for the years ended December 31, 2005, 2004 and 2003, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Stock Based Compensation Plan

The Company has adopted the 2002 Stock Incentive Plan (the “Stock Plan”) to provide stock compensation arrangements for directors, officers and key employees, and others. The Stock Plan includes provisions for the grant of (i) Incentive Stock Options (“ISO”), (ii) compensatory (i.e. nonqualified) stock options (“NQSO”) and (iii) restricted shares of Common Stock. Officers, key employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company and its subsidiaries are eligible to participate in the Stock Plan. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. Options are generally granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Stock Plan will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Stock Plan after such date. Summarized information for the Stock Plan is as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period.	2,296,750	$24.38	1,732,500	$16.13	375,000	$13.32
Granted	1,326,000	$57.40	758,000	$42.35	1,442,500	$16.79
Exercised	(72,950)	$19.26	(46,250)	$15.19	(6,250)	$13.25
Canceled	(65,000)	$54.05	(147,500)	$19.68	(78,750)	$14.92

Outstanding at ending of period	3,484,800	$36.92	2,296,750	$24.38	1,732,500	$16.13

Exercisable at ending of period	989,050	$20.80	490,625	$16.10	135,000	$13.61

Options available for Grant	4,726,412		6,262,412		6,683,189

The following table summarizes information about the options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$13.25 - $13.74	279,500	7.0	$13.34	217,000	$13.36
$13.75 - $19.99	1,173,750	7.6	$16.58	582,500	$16.57
$20.00 - $28.70	136,250	8.0	$26.93	33,750	$25.43
$28.71 - $39.96	324,300	8.3	$37.89	80,175	$37.85
$39.96 - $42.06	117,500	8.4	$40.21	36,875	$40.17
$42.06 - $59.44	1,188,500	9.5	$54.87	32,500	$59.06
$59.45 - $68.83	130,000	9.1	$66.03	6,250	$65.77
$68.84 - $74.25	135,000	9.2	$73.64	—	$—

	3,484,800			989,050

The average fair value of options granted of $24.13, $16.72 and $7.35 for the years ended December 31, 2005, 2004 and 2003, respectively was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	35%	35%	40%
Risk-free interest rate	4.1%	3.9%	3.0%
Expected average life of options (years)	6.0	5.5	6.0

In addition to options, restricted stock grants of 275,000 shares, 189,723 shares, and 1,138,338 shares were issued to employees during the years ended December 31, 2005, 2003 and 2002. 189,723 shares under these

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants were forfeited as of December 31, 2003 and another 189,723 shares under these grants vested on November 1, 2004. On May 31, 2005, 379,446 shares vested and on December 15, 2005, 55,000 shares vested. The remaining 789,169 employee restricted stock grants outstanding at December 31, 2005 vest on various dates between May 2006 and December 2009. No restricted stock grants took place during the year ended December 31, 2004 or prior to 2002. The effect of these grants is to increase the issued and outstanding shares of the Company’s Common Stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Common Stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense or capitalized into construction in progress, as appropriate.

Performance Based Incentive Plan

The Company established the Annual Performance Based Incentive Plan for Executive Officers (the “Performance Plan”) on March 8, 2004. Only those executive officers of the Company who are “covered employees,” as defined under Section 162(m) of the Internal Revenue Code, are eligible to participate in the Performance Plan. The Performance Plan qualifies for the performance-based exclusion from the deduction limitations under Section 162(m) of the Internal Revenue Code which disallows deductions for publicly-held corporations with respect to compensation in excess of $1.0 million per year paid to the Chief Executive Officer and the Company’s other four most highly compensated executive officers unless certain objectivity and other criteria are met.

The minimum performance goals set by the Compensation Committee of the Board of Directors of Wynn Resorts, Limited for 2004 were satisfied. Consequently, in 2005, three of the Company’s executives were paid an aggregate of approximately $4.4 million under the Performance Plan for services rendered during 2004. The Company also has accrued approximately $7.4 million for amounts expected to be awarded under the Performance Plan for services rendered for 2005.

13.    Income Taxes

The Company files a consolidated federal income tax return. The income tax benefit differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
Federal statutory rate	-35.0%	-35.0%	-35.0%
Foreign tax rate differential	13.2%	1.6%	7.3%
Permanent items, net
Deferred tax asset reconciliation	2.6%	0.0%	0.0%
Other, net	4.0%	0.0%	0.0%
Valuation allowance	15.2%	33.4%	27.7%

Effective tax rate	0.0%	0.0%	0.0%

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2005	2004
Deferred tax assets—US:
Current:
Receivables, inventories, accrued liabilities and other	$8,707	$397
Long-term:
Net operating loss carryforwards	104,578	45,271
Pre-opening costs	58,992	41,844
Intangibles and related other	21,133	29,102
Syndication costs	3,780	3,780
Other	2,721	—

	199,911	120,394
Less: valuation allowance	(100,165)	(82,844)

	99,746	37,550

Deferred tax liabilities—US:
Current:
Prepaid insurance, maintenance and taxes	(6,799)	—
Long-term:
Property and equipment	(89,264)	(37,550)
Interest rate swap valuation adjustment	(3,683)	—

	(99,746)	(37,550)

Deferred tax assets—Foreign:
Net operating loss carryforwards	11,782	7,606
Less: valuation allowance	(11,782)	(7,606)

	—	—

Net deferred tax asset	$—	$—

Of the 2005 U.S. valuation allowance of $100.2 million, approximately $11.5 million is attributable to tax benefits resulting from the exercise of nonqualified stock options, the value of vested restricted stock in excess of amounts deducted for financial reporting and syndication costs. Subsequent recognition of income tax benefits associated with these items will be allocated to additional paid-in capital.

14.    Commitments and Contingencies

Wynn Las Vegas

Construction and Remodeling.    Wynn Las Vegas, except for one of its two theaters, opened on April 28, 2005. The total Wynn Las Vegas project cost was approximately $2.74 billion. This includes the purchase of the Desert Inn land (including the land for Encore) and additional land for employee parking, design and construction costs, financing fees, interest and other pre-opening expenses. As of December 31, 2005, approximately $18.9 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. The Company expects these final costs to be paid in the second quarter of 2006.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in the third quarter of 2005, the Company has made and continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company is permitted up to $40.0 million of capital expenditures in 2005, of which $37.9 million was spent. In 2006, the Company will be permitted $80.0 million of capital expenditures at Wynn Las Vegas. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Development.    The Company intends to develop Encore on approximately 20 acres facing the Strip, immediately adjacent to Wynn Las Vegas. The Company has refined the design of Encore to include a 2,054-room hotel tower fully integrated with Wynn Las Vegas, containing 144 suites and 1,910 guest rooms, as well as an approximately 44,000 square foot casino, additional convention and meeting space, as wells as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We expect to commence construction of Encore in the second quarter of 2006 and to open Encore to the public by the end of 2008. The Encore Budget, Plans and Specs are expected to be finalized and submitted to the Company’s lenders for approval on or before March 15, 2006. The project budget for Encore is approximately $1.74 billion, including approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot”.

Until the Encore Budget, Plans and Specs are approved, the availability of notes proceeds and funds under the Wynn Las Vegas, LLC credit facilities for this project is limited to $100.0 million, of which approximately $40.7 million has been spent through December 31, 2005. If the Encore Budget, Plans and Specs are not approved, the available borrowings under the Wynn Las Vegas, LLC credit facilities would be reduced by $550.0 million. The Company expects that the available remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient for Wynn Las Vegas, LLC to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion will be financed by the issuance of up to $100.0 million of additional notes and/or contributions from Wynn Resorts.

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

On July 20, 2005, the Company also entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” at Wynn Las Vegas. The production is expected to be accompanied by a retail store, food and beverage facilities and a themed “Spamalot Environment.” The production costs, showroom renovation costs, the production completion date, and the opening date have not yet been determined.

Completion Guarantee and Liquidity Reserve.    As part of the original Wynn Las Vegas financing, the Company contributed $50.0 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 to provide a completion guarantee in favor of the lenders under the Previous Credit Facilities and the Second Mortgage Notes to secure completion of Wynn Las Vegas.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company deposited $30.0 million from the net proceeds of the initial public offering of Wynn Resorts’ common stock into a required escrow Liquidity Reserve Account to secure the completion and opening of Wynn Las Vegas.

The refinanced indebtedness of Wynn Las Vegas, LLC retained both the completion guarantee deposit and the liquidity reserve. The liquidity reserve is solely for use of the Wynn Las Vegas project, which will be finally closed out in March or April 2006. If the Encore Budget, Plans and Specs are approved, at least $30.0 million of the $50.0 million completion guarantee is required to remain on deposit in the completion guarantee collateral account to complete Encore.

Wynn Macau

Construction and Development.    Under its casino concession agreement with the government of Macau, Wynn Macau, S.A. is constructing and will own and operate Wynn Macau, a casino resort facility in Macau’s inner harbor area. Wynn Macau is being constructed, and will open, in two phases. The first phase of Wynn Macau is expected to open in the third quarter of 2006. The second phase is expected to open by the third quarter of 2007.

Construction of Wynn Macau’s first phase commenced in June 2004 under a guaranteed maximum price construction contract between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the construction contract was amended and restated to include the second phase of Wynn Macau. Under the amended and restated construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A., for a guaranteed maximum price of approximately $457.2 million (including the contractors’ fee and contingency). The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the contracting entities.

Through December 31, 2005, the Company incurred approximately $427.2 million of the total $1.1 billion of budgeted project costs. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $688.0 million, land acquisition costs of approximately $49.0 million, and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $368.6 million. These costs have been, and will continue to be, paid from the previously funded $230.0 million base equity and loans from Wynn Resorts and $80.0 million borrowed under Wynn Las Vegas, LLC’s revolving credit agreement and loaned as subordinated debt, as well as Wynn Macau, S.A.’s $764.0 million senior secured credit facility and cash flows from operations once Wynn Macau opens. As of December 31, 2005, project costs still to be incurred totaled approximately $678.4 million.

Land Concession Contract.    Wynn Macau, S.A. has entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made three payments to the Macau government under the land concession contract totaling approximately $12.7 million and is required to make eight additional semi-annual payments (including interest) totaling approximately $30.0 million for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases and other arrangements

The Company is the lessor under five retail leases and has entered into license and distribution agreements for six additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. In connection with these arrangements, Wynn Las Vegas provided certain of the retail tenants an allowance for improvements. These improvement allowances were included in the budgeted costs to construct Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases:

Years Ending December 31,
2006	$1,236
2007	1,236
2008	1,236
2009	1,170
2010	972
Thereafter	3,645

$9,495

In addition, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment. The Company also leases land from the government of Macau for the site of Wynn Macau.

At December 31, 2005, the Company was obligated under non-cancelable operating leases and the leasehold interest in land to make future minimum lease payments as follows ($ amounts in thousands):

Years Ending December 31,	Operating Leases	Land Concession Contract
2006	$3,777	$9,558
2007	2,234	7,920
2008	1,850	6,282
2009	1,848	6,282
2010	1,826	—
Thereafter	7,515	—

	$19,050	30,042

Less: amounts representing interest		(1,840)

Total obligations under the land concession contract		28,202
Less: amounts due within one year		(8,984)

Amounts due after one year		$19,218

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

WYNN RESORTS LIMITED AND SUBSIDIARIES

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

Litigation

The Company does not have any material litigation as of December 31, 2005.

15.    Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau is currently in the development and construction phase and is expected to open in the third quarter of 2006.

As of December 31, 2005 and 2004, the Company’s total assets by segment are as follows (in thousands):

	December 31,
	2005	2004
Total assets
Wynn Las Vegas (including Encore)	$3,115,814	$2,788,302
Wynn Macau	471,571	321,975
Corporate and other assets	357,898	354,136

Total consolidated assets	$3,945,283	$3,464,413

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s segment information on its results of operations for each of the years in the period ended December 31, 2005, is as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Revenues(1)
Casino	$353,663	$—	$—
Rooms	170,315	—	—
Food and beverage	173,700	—	—
Entertainment, retail and other	125,230	195	643

Gross revenues	822,908	195	643
Less promotional allowances	(100,927)	—	—

Net revenues	$721,981	$195	$643

Adjusted EBITDA(1, 2)	$212,007	$(208)	$(201)

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas (including Encore)	(67,454)	(41,073)	(18,936)
Wynn Macau	(20,402)	(15,970)	(8,382)
Corporate and other	(9,084)	(24,278)	(19,426)
Depreciation and amortization:
Wynn Las Vegas (including Encore)	(94,297)	(3,793)	(2,119)
Wynn Macau	(6,429)	(1,704)	—
Corporate and other	(2,618)	(1,482)	(3,624)
Property charges and other:
Wynn Las Vegas (including Encore)	(14,183)	(1,290)	(425)
Wynn Macau	—	—	—
Corporate and other	(114)	—	(222)
Corporate expenses and other	(21,982)	—	—

Total	(236,563)	(89,590)	(53,134)

Operating loss	(24,556)	(89,798)	(53,335)

Other non-operating costs and expenses
Interest and other income	36,419	10,048	19,138
Interest expense, net	(102,699)	(2,687)	(9,031)
Loss on early extinguishment of debt	—	(122,788)	—

Total	(66,280)	(115,427)	10,107

Minority interest	—	1,054	3,129

Net loss	$(90,836)	$(204,171)	$(40,099)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.

(2)

“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, property charges, corporate expenses, earnings or losses from unconsolidated affiliates and other non operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a principal basis for valuation, of gaming companies. Management uses Adjusted EBITDA as the primary measure of the

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating performance of its segments—Wynn Las Vegas and Wynn Macau—and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplemental performance measure to generally accepted accounting principles in the United States (“GAAP”) financial measures. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded preopening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties from their EBITDA calculations. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments and taxes, which are not reflected in Adjusted EBITDA. Also, the Company’s calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

16.    Subsequent Events

Avenue Q

In February 2006, the Company entered into an agreement to end the exclusive run of “Avenue Q,” the stage production currently presented in the Broadway Theater at Wynn Las Vegas. The final performance is expected to be May 28, 2006. In connection with the agreement to end exclusivity, the Company is required to pay to the producers of “Avenue Q” $5.0 million in three installments. After the run of “Avenue Q” ends, the Company will renovate the Broadway Theater to accommodate the Las Vegas run of “Monty Python’s Spamalot.”

Art Gallery Closure

On February 19, 2006, the Company closed the art gallery at Wynn Las Vegas.

Amendment to Wynn Las Vegas Credit Facilities

On March 10, 2006, we amended our Wynn Las Vegas, LLC credit facilities to (a) allow the Company to issue up to $100.0 million of senior secured additional notes under the indenture for the First Mortgage Notes; (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the Phase II Approval Date; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to execution of a guaranteed maximum price contract.

Further Expansion of Wynn Macau

On February 23, 2006, the Company announced its intention to increase the capacity of the second phase of Wynn Macau by an additional 150 table games, increasing the total table game count in the expansion to 300 tables. The additional cost for further expansion is expected to be approximately $70.0 million, bringing the total project budget to approximately $1.2 billion. It is expected to open concurrently with the last portion of the second phase in the third quarter of 2007. Subject to approval by its secured lenders, the cost of the further expansion can be wholly financed within the existing financing structure by the application of amounts currently designated as contingent debt. The Company is currently pursuing all necessary approvals from its lenders.

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Macau Subconcession Sale

On March 4, 2006, the Company entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which the Company agreed to sell to PBL a subconcession to operate casino games in Macau for a purchase price of $900.0 million. The transaction is subject to the approval of the Macau government.

17.    Financial Statement Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2004, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company recently determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company determined that its 2003 and 2004 interim and annual financial statements and its interim financial statements for the first three quarters of 2005, should be restated to eliminate the application of hedge accounting. Eliminating the application of cash flow hedge accounting results in recording the mark to market adjustments for the interest rate swaps as interest and other income, net and not in comprehensive income, as was previously reported.

A summary of the significant effects of the restatement is as follows (amounts in thousands except per share data):

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
As of December 31,
Property and equipment	$1,987,032	$1,987,233	897,815	897,815
Accumulated other comprehensive income	10,007	—	8,793	—
Accumulated (Deficit) beginning of year	(108,947)	(100,154)	(60,055)	(60,055)
Accumulated (Deficit)	(314,533)	(304,325)	(108,947)	(100,154)

For the year ended December 31,
Interest and other income	8,633	10,048	10,345	19,138
Interest (expense), net	(2,687)	(2,687)	(9,031)	(9,031)
Net (loss)	(205,586)	(204,171)	(48,892)	(40,099)
Basic and diluted (loss) per share	$(2.37)	$(2.35)	$(0.62)	$(0.50)

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003.

The following condensed consolidating financial statements are presented in the provided form because: (i) the Convertible Debentures Guarantor is a wholly owned subsidiary of the Parent; (ii) the guarantee is considered to be full and unconditional (that is, if the Parent fails to make a scheduled payment, the Convertible Debentures Guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the Debentures may immediately bring suit directly against the Convertible Debentures Guarantor for payment of all amounts due and payable); and (iii) the guarantee is joint and several.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

		Convertible
		Debentures	Non-guarantor	Eliminating
	Parent	Guarantor	Subsidiaries	Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$308,013	$—	$126,276	$—	$434,289
Restricted cash and investments	1,064	15,001	82,206	—	98,271
Receivables, net	31	—	88,437	—	88,468
Inventories	—	—	39,884	—	39,884
Prepaid expenses	324	—	23,306	—	23,630

Total current assets	309,432	15,001	360,109	—	684,542
Restricted cash and investments	23	—	344,308	—	344,331
Property and equipment, net	530	—	2,663,340	—	2,663,870
Intangibles, net	—	—	60,480	—	60,480
Deferred financing costs	6,934	—	88,685	—	95,619
Investment in unconsolidated affiliates	1,295,256	—	5,070	(1,295,256)	5,070
Deposits and other assets	3,454	—	87,917	—	91,371
Intercompany balances	216,454	30,000	(246,454)	—	—

Total assets	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,489	$—	$15,489
Current portion of land concession obligation	—	—	8,984	—	8,984
Accounts and construction payable	41	—	79,727	—	79,768
Accrued interest	9,142	—	6,591	—	15,733
Accrued compensation and benefits	9,050	—	27,722	—	36,772
Other accrued expenses	955	—	27,419	—	28,374
Customer deposits and other related liabilities	—	—	66,120	—	66,120
Construction retention	—	—	18,539	—	18,539

Total current liabilities	19,188	—	250,591	—	269,779
Construction retention	—	—	757	—	757
Long-term debt	250,000	—	1,840,846	—	2,090,846
Long-term land concession obligation	—	—	19,218	—	19,218
Other long-term liabilities	—	—	1,788	—	1,788

Total liabilities	269,188	—	2,113,200	—	2,382,388

Commitments and contingencies

Stockholders’ equity:
Common stock	993	—	—	—	993
Additional paid-in capital	1,972,847	44,028	1,623,218	(1,667,246)	1,972,847
Deferred compensation—restricted stock	(15,784)	—	(957)	957	(15,784)
Accumulated deficit	(395,161)	973	(372,006)	371,033	(395,161)

Total stockholders’ equity	1,562,895	45,001	1,250,255	(1,295,256)	1,562,895

Total liabilities and stockholders’ equity	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2004 (as Restated)

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$302,262	$—	$27,999	$—	$330,261
Restricted cash and investments	—	—	115,301	—	115,301
Receivables, net	19	—	208	—	227
Inventories	—	—	757	—	757
Prepaid expenses	290	—	4,393	—	4,683

Total current assets	302,571	—	148,658	—	451,229
Restricted cash and investments	769	29,691	796,606	—	827,066
Property and equipment, net	809	—	1,986,424	—	1,987,233
Intangibles, net	—	—	54,100	—	54,100
Deferred financing costs	7,652	—	80,913	—	88,565
Investment in subsidiaries	1,395,223	—	—	(1,395,223)	—
Deposits and other assets	5,674	—	50,546	—	56,220
Intercompany balances	196,476	15,004	(211,480)	—	—

Total assets	$1,909,174	$44,695	$2,905,767	$(1,395,223)	$3,464,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$718	$—	$718
Current portion of land concession obligation	—	—	9,483	—	9,483
Accounts and construction payable	648	—	85,872	—	86,520
Accrued interest	6,875	—	5,206	—	12,081
Accrued compensation and benefits	6,464	—	4,646	—	11,110
Other accrued expenses	695	—	9,223	—	9,918
Customer deposits and other related liabilities	—	—	1,006	—	1,006
Construction retention	—	—	39,117	—	39,117

Total current liabilities	14,682	—	155,271	—	169,953
Construction retention	—	—	21,140	—	21,140
Long-term debt	250,000	—	1,350,328	—	1,600,328
Long-term land concession obligation	—	—	27,640	—	27,640
Other long-term liabilities	—	—	860	—	860

Total liabilities	264,682	—	1,555,239	—	1,819,921

Commitments and contingencies

Stockholders’ equity:
Common stock	990	—	—	—	990
Additional paid-in capital	1,951,906	44,028	1,628,149	(1,672,177)	1,951,906
Deferred compensation—restricted stock	(4,079)	—	(3,111)	3,111	(4,079)
Accumulated deficit	(304,325)	667	(274,510)	273,843	(304,325)

Total stockholders’ equity	1,644,492	44,695	1,350,528	(1,395,223)	1,644,492

Total liabilities and stockholders’ equity	$1,909,174	$44,695	$2,905,767	$(1,395,223)	$3,464,413

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$353,663	$—	$353,663
Rooms	—	—	170,315	—	170,315
Food and beverage	—	—	173,700	—	173,700
Entertainment, retail and other	—	—	125,230	—	125,230

Gross revenues	—	—	822,908	—	822,908
Less promotional allowances	—	—	(100,927)	—	(100,927)

Net revenues	—	—	721,981	—	721,981

Operating costs and expenses:
Casino	—	—	155,075	—	155,075
Rooms	—	—	44,171	—	44,171
Food and beverage	—	—	118,670	—	118,670
Entertainment, retail and other	—	—	80,185	—	80,185
General and administrative	(5,294)	4	124,270	—	118,980
Provision for doubtful accounts	(98)	—	16,304	—	16,206
Pre-opening costs	9,388	—	87,552	—	96,940
Depreciation and amortization	79	—	103,265	—	103,344
Property charges and other	114	—	14,183	—	14,297

Total operating costs and expenses	4,189	4	743,675	—	747,868
Equity in income (loss) from unconsolidated affiliates	(97,190)	—	1,331	97,190	1,331

Operating loss	(101,379)	(4)	(20,363)	97,190	(24,556)

Other income (expense):
Interest and other income	23,344	310	28,945	(16,180)	36,419
Interest expense, net	(12,801)	—	(106,078)	16,180	(102,699)

Other income (expense), net	10,543	310	(77,133)	—	(66,280)

Net loss	$(90,836)	$306	$(97,496)	$97,190	$(90,836)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2004 (as Restated)

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	6,000	—	217	(6,022)	195

Gross revenues	6,000	—	217	(6,022)	195
Less promotional allowances	—	—	—	—	—

Net revenues	6,000	—	217	(6,022)	195

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	83	(15)	68
General and administrative	3	—	332	—	335
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	28,056	4	59,268	(6,007)	81,321
Depreciation and amortization	77	—	6,902	—	6,979
Property charges and other	—	—	1,290	—	1,290

Total operating costs and expenses	28,136	4	67,875	(6,022)	89,993
Equity in income (loss) from unconsolidated affiliates	(189,067)	—	—	189,067	—

Operating loss	(211,203)	(4)	(67,658)	189,067	(89,798)

Other income (expense):
Interest and other income	7,032	427	5,364	(2,775)	10,048
Interest expense, net	—	—	(5,462)	2,775	(2,687)
Loss from extinguishment of debt	—	—	(122,788)	—	(122,788)

Other income (expense), net	7,032	427	(122,886)	—	(115,427)
Minority interest	—	—	1,054	—	1,054

Net loss	$(204,171)	$423	$(189,490)	$189,067	$(204,171)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2003 (As Restated)

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	9,067	—	687	(9,111)	643

Gross revenues	9,067	—	687	(9,111)	643
Less promotional allowances	—	—	—	—	—

Net revenues	9,067	—	687	(9,111)	643

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	250	(37)	213
General and administrative	—	—	9,818	(9,187)	631
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	17,808	—	28,823	113	46,744
Depreciation and amortization	20	—	5,723	—	5,743
Property charges and other	—	—	647	—	647

Total operating costs and expenses	17,828	—	45,261	(9,111)	53,978
Equity in income (loss) from unconsolidated affiliates	(29,830)	—	—	29,830	—

Operating loss	(38,591)	—	(44,574)	29,830	(53,335)

Other income (expense):
Interest and other income	2,024	244	16,870	—	19,138
Interest expense, net	(3,532)	—	(5,499)	—	(9,031)

Other income (expense), net	(1,508)	244	11,371	—	10,107
Minority interest	—	—	3,129	—	3,129

Net loss	$(40,099)	$244	$(30,074)	$29,830	$(40,099)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss	$(90,836)	$306	$(97,496)	$97,190	$(90,836)
Adjustments to reconcile net loss accumulated to net cash provided by (used in) operating activities:
Depreciation and amortization	79	—	103,265	—	103,344
Amortization of deferred compensation	4,676	—	—	—	4,676
Amortization and writeoff of deferred financing costs	718	—	13,327	—	14,045
Provision for doubtful accounts	(98)	—	16,304	—	16,206
Property charges and other	114	—	14,183	—	14,297
Equity in (income) loss from unconsolidated affiliates	97,190	—	(1,331)	(97,190)	(1,331)
Increase in fair value of interest rate swaps	—	—	(8,152)	—	(8,152)
Increase (decrease) in cash from changes in:
Receivables, net	115	—	(104,533)	—	(104,418)
Inventories and prepaid expenses	(34)	—	(58,900)	—	(58,934)
Accounts payable and accrued expenses	4,477	—	155,101		159,578

Net cash provided by (used in) operating activities	16,401	306	31,768	—	48,475

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(877,074)	—	(877,074)
Restricted cash and investments	(318)	14,690	485,393	—	499,765
Investment in unconsolidated affiliates	—	—	(3,739)	—	(3,739)
Intangibles and other, net	(2,530)	—	(37,651)	—	(40,181)
Intercompany balances	(9,292)	(14,996)	24,288	—	—
Proceeds from sale of equipment	86	—	23	—	109

Net cash used in investing activities	(12,054)	(306)	(408,760)	—	(421,120)

Cash flows from financing activities:
Equity contributions	—	—	—	—	—
Exercise of stock options	1,404	—	—	—	1,404
Proceeds from issuance of common stock	—	—	—	—	—
Third party fees	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	627,131	—	627,131
Principal payments of long-term debt and leases	—	—	(130,854)		(130,854)
Deferred financing costs	—	—	(21,008)	—	(21,008)

Net cash provided by financing activities	1,404	—	475,269	—	476,673

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	5,751	—	98,277	—	104,028
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$308,013	$—	$126,276	$—	$434,289

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2004 (as Restated)

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss	$(204,171)	$423	$(189,490)	$189,067	$(204,171)
Adjustments to reconcile net loss accumulated to net cash provided by (used in) operating activities:
Depreciation and amortization	77	—	6,902	—	6,979
Amortization of deferred compensation	3,429	—	—	—	3,429
Amortization and writeoff of deferred financing costs	723	—	59,849	—	60,572
Provision for doubtful accounts	—	—	—	—	—
Property charges and other	—	—	1,290	—	1,290
Equity in (income) loss from unconsolidated affiliates	189,067	—	—	(189,067)	—
Increase in fair value of interest rate swaps	—	—	(1,415)	—	(1,415)
Minority interest	—	—	(1,054)	—	(1,054)
Incidental operations	—	—	3,512	—	3,512
Increase (decrease) in cash from changes in:
Receivables, net	17	—	(166)	—	(149)
Inventories and prepaid expenses	(86)	—	(2,089)	—	(2,175)
Accounts payable and accrued expenses	6,376	—	12,041	—	18,417

Net cash provided by (used in) operating activities	(4,568)	423	(110,620)	—	(114,765)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(16)	—	(1,007,977)	—	(1,007,993)
Restricted cash and investments	(769)	14,577	(555,743)	—	(541,935)
Investment in unconsolidated affiliates	(592,110)	—	—	592,110	—
Intangibles and other, net	(5,674)	—	(24,756)	—	(30,430)
Intercompany balances	(213,128)	(15,000)	228,128	—	—
Proceeds from sale of equipment	—	—	33,268	—	33,268

Net cash used in investing activities	(811,697)	(423)	(1,327,080)	592,110	(1,547,090)

Cash flows from financing activities:
Equity contributions	—	—	592,110	(592,110)	—
Exercise of stock options	702	—	—	—	702
Proceeds from issuance of common stock	794,295	—	—	—	794,295
Third party fees	(5,134)	—	—	—	(5,134)
Proceeds from issuance of long-term debt	—	—	1,960,858	—	1,960,858
Principal payments of long-term debt and leases	—	—	(1,032,534)	—	(1,032,534)
Deferred financing costs	(81)	—	(67,542)	—	(67,623)

Net cash provided by financing activities	789,782	—	1,452,892	(592,110)	1,650,564

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(26,483)	—	15,192	—	(11,291)
Balance, beginning of period	328,745	—	12,807	—	341,552

Balance, end of period	$302,262	$—	$27,999	$—	$330,261

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2003 (As Restated)

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net loss	$(40,099)	$244	$(30,074)	$29,830	$(40,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20	—	5,723	—	5,743
Amortization of deferred compensation	3,327	—	—	—	3,327
Amortization of deferred financing costs	363	—	12,508	—	12,871
Property charges and other	—	—	(4)	—	(4)
Equity in (income) loss from unconsolidated affiliates	29,830	—	—	(29,830)	—
Increase in fair value of interest rate swaps	—	—	(8,793)	—	(8,793)
Minority interest	—	—	(3,129)	—	(3,129)
Increase (decrease) in cash from changes in:
Receivables, net	(36)	—	142	—	106
Inventories and prepaid expenses	140	—	(323)	—	(183)
Accounts payable and accrued expenses	8,111	—	276	—	8,387

Net cash provided by (used in) operating activities	1,656	244	(23,674)	—	(21,774)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(432)	—	(414,557)	—	(414,989)
Restricted cash and investments	—	(44,268)	436,713	—	392,445
Investment in unconsolidated affiliates	(44,024)	—	—	44,024	—
Intangibles and other, net	—	—	(9,964)	—	(9,964)
Intercompany balances	6,089	—	(6,089)	—	—
Proceeds from sale of equipment	—	—	6	—	6

Net cash used in investing activities	(38,367)	(44,268)	(6,109)	44,024	(32,502)

Cash flows from financing activities:
Equity contributions	—	44,024	—	(44,024)	—
Proceeds from issuance of common stock	45,000	—	—	—	45,000
Exercise of stock options	83	—	—	—	83
Third party fees	(204)	—	—	—	(204)
Proceeds from issuance of long-term debt	250,000	—	—	—	250,000
Principal payments:
of long-term debt	—	—	(38)	—	(38)
of related party loan	(8,657)	—	—	—	(8,657)

Net cash provided by financing activities	286,222	44,024	(38)	(44,024)	286,184

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	249,511	—	(17,603)	—	231,908
Balance, beginning of period	79,234	—	30,410	—	109,644

Balance, end of period	$328,745	$—	$12,807	$—	$341,552

WYNN RESORTS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Quarterly Financial Information (Unaudited)

The following (amounts in thousands, except per share data) presents selected interim financial information for 2005, 2004 and 2003, as previously reported and after giving effect to the restatement (see Note 17). Because loss per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year:

	Year Ended December 31, 2005 (* as Restated )
	First*	Second*	Third*	Fourth	Year
Net revenues	$—	$201,120	$251,441	$269,420	$721,981
Operating income (loss)	(41,660)	(15,804)	13,278	19,630	(24,556)
Net loss	(29,927)	(41,778)	(9,247)	(9,884)	(90,836)
Basic and diluted loss per share	$(0.30)	$(0.43)	$(0.09)	$(0.10)	$(0.92)

	(As Previously Reported)
	Year Ended December 31, 2005
	First	Second	Third
Net revenues	$—	$201,120	$251,441
Operating income (loss)	(41,660)	(15,804)	13,278
Net loss	(37,627)	(35,162)	(14,190)
Basic and diluted loss per share	$(0.38)	$(0.36)	$(0.14)

	Year Ended December 31, 2004 (* as Restated )
	First	Second	Third	Fourth	Year
Net revenues	$135	$59	$1	$—	$195
Operating loss	(15,415)	(18,112)	(24,214)	(32,057)	(89,798)
Net loss	(25,152)	(23,729)	(31,931)	(123,359)	(204,171)
Basic and diluted loss per share	$(0.31)	$(0.28)	$(0.36)	$(1.32)	$(2.35)

	Year Ended December 31, 2004 (as Previously Reported)
	First	Second	Third	Fourth	Year
Net revenues	$135	$59	$1	$—	$195
Operating loss	(15,415)	(18,112)	(24,214)	(32,057)	(89,798)
Net loss	(13,248)	(41,919)	(22,706)	(127,713)	(205,586)
Basic and diluted loss per share	$(0.16)	$(0.49)	$(0.26)	$(1.31)	$(2.37)

* See Note 17

WYNN RESORTS, LIMITED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2005	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2005
Allowance for doubtful accounts	—	16,206	(394)	15,812

Description	Balance at January 1, 2004	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2004
Allowance for doubtful accounts	564	—	(564)	—

Description	Balance at January 1, 2003	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2003
Allowance for doubtful accounts	662	—	(98)	564

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: March 16, 2006	By:	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2006	By:	/s/ JOHN STRZEMP
John Strzemp Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	March 16, 2006

/S/ RONALD J. KRAMER Ronald J. Kramer	President and Director	March 16, 2006

/S/ ROBERT J. MILLER Robert J. Miller	Director	March 16, 2006

/S/ JOHN A. MORAN John A. Moran	Director	March 16, 2006

/S/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	March 16, 2006

/S/ D. BOONE WAYSON D. Boone Wayson	Director	March 16, 2006

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	March 16, 2006

/S/ STANLEY R. ZAX Stanley R. Zax	Director	March 16, 2006

S-1

Signature	Title	Date

/S/ ALLAN ZEMAN Allan Zeman	Director	March 16, 2006

/S/ JOHN STRZEMP John Strzemp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

S-2