Form 10-K/A
period 2005-12-31
WYNN RESORTS LTD
filed 2006-04-14
CIK 1174922

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

None

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

As of March 10, 2006, 99,754,014 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed, as permitted by instruction A.(4) of the General Instructions to Form 10-K, solely to add Schedule I – “Condensed Financial Information of the Registrant” to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications filed pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

• Consolidated Balance Sheets

• Consolidated Statements of Operations

• Consolidated Statements of Stockholders’ Equity

• Consolidated Statements of Cash Flows

• Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

• Schedule I – Condensed Financial Information of the Registrant

• Schedule II – Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended.(2)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2	Indenture, dated as of October 30, 2002, governing the 12% Second Mortgage Notes due 2010 by and among Wynn Las Vegas, LLC; Wynn Las Vegas Capital Corp.; Desert Inn Water Company, LLC; Wynn Design & Development, LLC; Wynn Resorts Holdings, LLC; Las Vegas Jet, LLC; World Travel, LLC; Palo, LLC; Valvino Lamore, LLC; the Registrant and Wells Fargo Bank, National Association, Inc., as trustee (including the Form of Second Mortgage Note and the Form of Notation of Guarantee).(3)

4.3	Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(4)

4.4	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(5)

4.5	Supplemental Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and Wells Fargo Bank, National Association, as trustee.(5)

4.6	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(25)

4.7	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(3)

4.8	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(6)

4.9	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.(4)

4.10	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited.(7)

Exhibit No.	Description
4.11	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited.(7)

4.12	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited.(7)

4.13	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited.(7)

4.14	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC.(22)

10.1	Agreement between Wynn Design & Development, LLC and Butler/Ashworth Architects, Inc.(1)

10.2	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve.(8)

10.3	Change Order No. 1 to Agreement for Guaranteed Maximum Price Construction Services dated as of August 12, 2002, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(9)

10.4	Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 31, 2003, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(10)

10.5	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of March 31, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(11)

10.6	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(12)

10.7	Change Order No. 5 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(13)

10.8	Change Order No. 6 to Agreement for Guarantee Maximum Price Construction Services, dated as of November 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(22)

10.9	Change Order No. 7 to Agreement for Guarantee Maximum Price Construction Services, dated as of December 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(22)

10.10	Change Order No. 8 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 31, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(34)

10.11	Change Order No. 9 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(34)

10.12	Change Order No. 10 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(34)

10.13	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(3)

10.14	Design/Build Agreement, dated June 6, 2002, by and between Wynn Las Vegas, LLC and Bomel Construction Company, Inc.(8)

Exhibit No.	Description
10.15	Lump Sum Agreement, by and between Wynn Las Vegas, LLC and Wadsworth Golf Construction Company, effective as of February 18, 2003.(14)

10.16	Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of May 10, 2004, between Wynn Resorts (Macau) S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited.(12)

10.17	Amended and Restated Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Owner and Leighton Contractors (Asia)—Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited, jointly and severally, the Contractor.(28)

10.18	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee.(22)

*10.19	Employment Agreement, dated as of July 7, 2000, by and between Wynn Design & Development, LLC and William Todd Nisbet.(15)

*10.20	Employment Agreement, dated as of September 6, 2002, by and between Wynn Resorts, Limited and Marc H. Rubinstein.(15)

*10.21	Employment Agreement, dated as of September 26, 2002, by and between Wynn Design & Development, LLC and DeRuyter O. Butler.(1)

*10.22	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.23	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(13)

*10.24	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(17)

*10.25	Employment Agreement, dated as of December 11, 2002, by and between Wynn Las Vegas, LLC and Arthur Nathan.(33)

*10.26	First Amendment to Employment Agreement, dated as of August 28, 2003, by and between Wynn Las Vegas, LLC and Arthur Nathan.(33)

*10.27	Employment Agreement, dated as of December 16, 2002, by and between Wynn Las Vegas, LLC and James E. Pettis.(33)

10.28	Credit Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Banc of America Securities LLC, Bank of America, N.A., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Societe Generale and SG Americas Securities, LLC. (5)

*10.29	Employment Agreement, dated as of March 2003, by and between Worldwide Wynn, LLC and Matt Maddox.(23)

*10.30	First Amendment to Employment Agreement, dated as of September 1, 2004, by and between Worldwide Wynn, LLC and Matt Maddox.(23)

*10.31	Employment Agreement, dated as of April 1, 2003, by and between Wynn Resorts, Limited and Ronald J. Kramer.(14)

*10.32	Employment Agreement, dated as of July 18, 2003, by and between Wynn Resorts (Macau), S.A. and Grant Bowie.(23)

Exhibit No.	Description
*10.33	Employment Agreement, dated as of September 16, 2003 by and between Wynn Las Vegas, LLC and David Sisk.(23)

*10.34	First Amendment to Employment Agreement, dated as of October 20, 2003 by and between Wynn Las Vegas, LLC and David Sisk.(23)

*10.35	Employment Agreement, dated as of January 1, 2005, by and between Wynn Resorts, Limited and Karen Bozich.(23)

*10.36	Employment Agreement, dated as of June 27, 2005, between Worldwide Wynn, LLC and Scott Peterson.(34)

*10.37	Addendum to Employment Agreement, dated as of June 27, 2005, between Worldwide Wynn, LLC and Scott Peterson.(34)

*10.38	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp.(29)

*10.39	Employment Agreement, dated as of August 31, 2005, between Worldwide Wynn, LLC and Linda Chen.(29)

*10.40	Employment Agreement, dated as of August 31, 2005, between Wynn Las Vegas, LLC and Andrew Pascal.(29)

10.41	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

*10.42	2002 Stock Incentive Plan.(3)

*10.43	Form of Stock Option Agreement.(18)

*10.44	Form of Stock Option Grant Notice.(17)

*10.45	Form of Restricted Stock Agreement.(17)

*10.46	Form of Indemnity Agreement.(17)

10.47	Purchase Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(6)

10.48	Asset and Land Purchase Agreement, dated as of April 28, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.49	First Amendment to Asset and Land Purchase Agreement, dated as of May 26, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC and Stephen A. Wynn.(8)

10.50	Second Amendment to Asset and Land Purchase Agreement, dated as of June 16, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.51	Third Amendment to Asset and Land Purchase Agreement, dated as of June 22, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton Desert Inn Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

Exhibit No.	Description
10.52	Fourth Amendment to Asset and Land Purchase Agreement, dated as of October 27, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.53	Fifth Amendment to Asset and Land Purchase Agreement, dated as of November 3, 2000, by and among Starwood Hotels & Resorts Worldwide, Inc., Sheraton Gaming Corporation, Sheraton SGC Sub Corporation, Valvino Lamore, LLC, Stephen A. Wynn, Rambas Marketing Co., LLC, and Desert Inn Water Company, LLC.(8)

10.54	License Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Calitri Services and Licensing Limited Liability Company.(16)

10.55	Production Services Agreement, dated October 31, 2002, by and between Wynn Las Vegas, LLC and Productions Du Dragon, S.A.(16)

10.56	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(8)

10.57	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(13)

10.58	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(9)

10.59	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(15)

10.60	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.(4)

10.61	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.(4)

10.62	Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.(4)

10.63	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(19)

10.64	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(12)

10.65	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(9)

10.66	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.67	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

Exhibit No.	Description
10.68	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(13)

10.69	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.70	Third Amended and Restated Art Rental and Licensing Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(13)

10.71	Exchange Agreement, dated as of August 28, 2004, by and among Wong Chi Seng, S.H.W. & Co. Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.72	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, Classic Wave Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.73	Exchange Agreement, dated as of September 1, 2004, by and among Kwan Yan Ming, L’Arc de Triomphe Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.74	Exchange Agreement, dated as of September 1, 2004, by and among Wong Chi Seng, SKKG Limited, Wynn Resorts, Limited and Wynn Resorts International, Ltd.(7)

10.75	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(13)

10.76	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(13)

10.77	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(13)

10.78	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(13)

10.79	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.(13)

10.80	Unofficial English translation of Mortgage, dated September 14, 2004 between Wynn Resorts (Macau), S.A. as borrower and Societe Generale, Hong Kong Branch as security agent.(13)

10.81	Land Security Assignment, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.82	Assignment of Rights, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.83	Assignment of Insurances, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.84	Assignment of Reinsurances, dated September 14, 2004 between Companhia De Seguros De Macau, S.A. as Assignor and Societe Generale, Hong Kong Branch as the Security Agent.(13)

Exhibit No.	Description
10.85	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.86	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.87	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.88	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.89	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.90	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(13)

10.91	Note Purchase Agreement, dated September 14, 2004, by and among Wynn Resorts (Macau), S.A. and Wynn Group Asia, Inc.(13)

10.92	Amended and Restated Note Purchase Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Wynn Group Asia, Inc.(28)

10.93	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(28)

10.94	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(28)

10.95	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(28)

10.96	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(28)

10.97	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(28)

10.98	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(28)

Exhibit No.	Description
10.99	First Amendment to Credit Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, Wynn Show Performers, LLC, Wynn Sunrise, LLC, World Travel, LLC and Deutsche Bank Trust Company Americas, as administrative agent.(26)

10.100	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.101	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.102	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(22)

10.103	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(22)

10.104	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association.(5)

10.105	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee.(5)

10.106	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(22)

10.107	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(22)

10.108	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(22)

10.109	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee.(22)

10.110	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC.(22)

10.111	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(22)

10.112	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(23)

Exhibit No.	Description
10.113	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(23)

10.114	Second Amendment to Credit Agreement, dated as of June 29, 2005, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein).(30)

10.115	Third Amendment to Credit Agreement, dated as of March 15, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the Lenders (as defined therein).(34)

10.116	First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent.(26)

10.117	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(25)

10.118	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by Bank of America, N.A., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.119	Promissory Note and Agreement, dated May 24, 2005, by Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, and World Travel, LLC; and accepted and agreed to by The CIT Group / Equipment Financing, Inc., as lender and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.120	Aircraft Security Agreement, dated May 24, 2005, between Wells Fargo Northwest, National Association, not in its individual capacity but solely as owner trustee, World Travel, LLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.121	Guaranty, dated May 24, 2005, by Wynn Las Vegas, LLC in favor of The CIT Group / Equipment Financing, Inc., Bank of America, N.A. and Wells Fargo Bank, National Association, not in its individual capacity but solely as collateral agent.(27)

10.122	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(24)

10.123	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(24)

10.124	Art Gallery Lease, dated June 30, 2005, between Wynn Las Vegas, LLC, as landlord and Wynn Gallery, LLC, as tenant.(24)

10.125	Description of discretionary bonuses for Fiscal Year 2004 for certain executive officers.(31)

10.126	Description of Performance Based Incentive Plan Bonus Criteria for Fiscal Year 2005.(32)

10.127	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(34)

10.128	Subconcession Sale Agreement, dated as of March 4, 2006, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Publishing and Broadcasting, Ltd.(34)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003)(20)

16.1	Letter from Arthur Andersen, LLP(21)

21.1	Subsidiaries of the Registrant(34)

23.1	Consent of Deloitte & Touche LLP(34)

23.2	Consent of Deloitte & Touche LLP(35)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(35)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(35)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(35)

*	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.

(3)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.

(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.

(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.

(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.

(7)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).

(8)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.

(9)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2003.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 5, 2004.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.

(14)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.

(15)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).

(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 28, 2003.

(17)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).

(18)	Incorporated by reference from the Form S-8 filed by the Registrant on October 31, 2002.

(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.

(20)	Incorporated by reference from the Annual report on form 10-K filed by the Registrant on March 15, 2004.

(21)	Incorporated by reference from Amendment No. 2 to the Form S-1 filed by the Registrant on August 26, 2002 (File No. 333-90600).

(22)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.

(23)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2005.

(24)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2005.

(25)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.

(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 27, 2005.

(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 25, 2005.

(28)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.

(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.

(30)	Incorporated by reference from Amendment No. 1 to the Current Report on Form 8-K filed by the Registrant on September 29, 2005.

(31)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 3, 2005.

(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 24, 2005.

(33)	Incorporated by reference from the Form S-4 filed by Wynn Las Vegas, LLC on April 13, 2005.

(34)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 16, 2006.

(35)	Filed herewith.

WYNN RESORTS, LIMITED

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the consolidated financial statements and financial statement schedule of Valuation and Qualifying Accounts of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 15, 2006 (which report on the consolidated financial statements and financial statement schedule expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement of the 2003 and 2004 consolidated financial statements, and which report on the effectiveness of the Company’s internal controls over financial reporting expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness); such reports have previously been filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Our audits also included the financial statement schedules listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 15, 2006

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$308,013	$302,262
Restricted cash and investments	1,064	—
Accrued interest	2,267	—
Other receivables	31	19
Prepaid expenses	324	290

Total current assets	311,699	302,571
Restricted cash and investments	23	769
Note receivable from Wynn Group Asia, Inc.	80,000	—
Furniture and equipment, net	530	809
Deferred financing costs	6,934	7,652
Deposits and other assets	3,454	5,674
Due from subsidiaries	214,187	196,476
Investment in subsidiaries	1,295,256	1,395,223

Total assets	$1,912,083	$1,909,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41	$648
Accrued interest	9,142	6,875
Accrued compensation and benefits	9,050	6,464
Other accrued expenses	955	695

Total current liabilities	19,188	14,682
6% Convertible subordinated debentures due July 15, 2015	250,000	250,000
Note payable to Wynn Las Vegas, LLC	80,000	—

Total liabilities	349,188	264,682

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 99,331,294 and 98,983,344 shares issued and outstanding	993	990
Additional paid-in capital	1,972,847	1,951,906
Deferred compensation - restricted stock	(15,784)	(4,079)
Accumulated deficit	(395,161)	(304,325)

Total stockholders’ equity	1,562,895	1,644,492

Total liabilities and stockholders’ equity	$1,912,083	$1,909,174

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Operating revenues:
Wynn Las Vegas management fee	$10,836	$—	$—
Macau royalty fee	6,000	6,000	9,067

Net revenues	16,836	6,000	9,067

Operating costs and expenses:
General and administrative	11,542	3	—
Provision for doubtful accounts	(98)	—	—
Pre-opening costs	9,388	28,056	17,808
Depreciation and amortization	79	77	20
Property charges and other	114	—	—

Total operating costs and expenses	21,025	28,136	17,828
Equity in loss of subsidiaries	(97,190)	(189,067)	(29,830)

Operating loss	(101,379)	(211,203)	(38,591)

Other income (expense):
Interest and other income	23,344	7,032	2,024
Interest expense, net of capitalized interest	(12,801)	—	(3,532)

Other income (expense), net	10,543	7,032	(1,508)

Net loss	$(90,836)	$(204,171)	$(40,099)

Basic and diluted loss per common share:
Net loss:
Basic	$(0.92)	$(2.35)	$(0.50)
Diluted	$(0.92)	$(2.35)	$(0.50)
Weighted average common shares outstanding:
Basic	98,308	86,778	79,429
Diluted	98,308	86,778	79,429

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Additional paid - in capital	Deferred compensation - restricted stock	Accumulated Deficit	Total stockholders’ equity
	Shares outstanding	Par value
Balances, January 1, 2003	78,972,511	$790	$1,065,649	$(14,771)	$(60,055)	$991,613
Issuance of restricted stock	189,723	2	2,827	(2,829)	—	—
Forfeiture of restricted stock	(189,723)	(2)	(2,512)	1,440	—	(1,074)
Issuance of common stock	3,000,000	30	44,766	—	—	44,796
Exercise of stock options	6,250	—	83	—	—	83
Amortization of deferred compensation - restricted stock	—	—	—	6,496	—	6,496
Net loss accumulated during the development stage	—	—	—	—	(40,099)	(40,099)

Balances, December 31, 2003	81,978,761	820	1,110,813	(9,664)	(100,154)	1,001,815
Issuance of common stock	16,958,333	170	840,391	—	—	840,561
Exercise of stock options	46,250	—	702	—	—	702
Amortization of deferred compensation - restricted stock	—	—	—	5,585	—	5,585
Net loss accumulated during the development stage	—	—	—	—	(204,171)	(204,171)

Balances, December 31, 2004	98,983,344	990	1,951,906	(4,079)	(304,325)	1,644,492
Issuance of restricted stock	275,000	3	18,532	(18,535)	—	—
Exercise of stock options	72,950	—	1,404	—	—	1,404
Acceleration of stock options	—	—	497	—	—	497
Stock options issued to consultant.	—	—	508	—	—	508
Amortization of deferred compensation - restricted stock	—	—	—	6,830	—	6,830
Net loss	—	—	—	—	(90,836)	(90,836)

Balances, December 31, 2005	99,331,294	$993	$1,972,847	$(15,784)	$(395,161)	$1,562,895

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(90,836)	$(204,171)	$(40,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	77	20
Amortization of deferred compensation	4,676	3,429	3,327
Amortization of deferred financing costs	718	723	363
Provision for doubtful accounts	(98)	—	—
Property charges and other	114	—	—
Equity in loss of subsidiaries	97,190	189,067	29,830
Increase (decrease) in cash from changes in:
Receivables	115	17	(36)
Prepaid expenses	(34)	(86)	140
Accounts payable and accrued expenses	4,477	6,376	8,111

Net cash provided by (used in) operating activities	16,401	(4,568)	1,656

Cash flows from investing activities:
Capital expenditures	—	(16)	(432)
Restricted cash and investments	(318)	(769)	—
Other assets	(2,530)	(5,674)	—
Due to / from subsidiaries	(9,292)	(213,128)	6,089
Investment in subsidiaries	—	(592,110)	(44,024)
Proceeds from sale of equipment	86	—	—

Net cash used in investing activities	(12,054)	(811,697)	(38,367)

Cash flows from financing activities:
Exercise of stock options	1,404	702	83
Proceeds from issuance of common stock	—	794,295	45,000
Third party fees	—	(5,134)	(204)
Proceeds from issuance of long-term debt	—	—	250,000
Principal payments of related party loan	—	—	(8,657)
Payments for deferred financing costs	—	(81)	—

Net cash provided by financing activities	1,404	789,782	286,222

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	5,751	(26,483)	249,511
Balance, beginning of period	302,262	328,745	79,234

Balance, end of period	$308,013	$302,262	$328,745

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed financial statements include only the accounts of Wynn Resorts, Limited (the “Company”). Investments in the Company’s subsidiaries and their two 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

2.	Notes Receivable and Payable to Subsidiaries

Note Receivable from Wynn Group Asia, Inc.

On August 23, 2005, the Company loaned $80.0 million to Wynn Group Asia, Inc., a wholly-owned subsidiary of the Company, to fund a portion of the construction costs for the casino resort facility currently under construction by Wynn Resorts (Macau), S.A., another wholly-owned indirect subsidiary of the Company, in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), known as “Wynn Macau”. Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 23, 2011. No principal amounts are receivable for the next 5 years.

During the year ended December 31, 2005, the Company accrued approximately $2.3 million in interest income related to this note.

Note Payable to Wynn Las Vegas, LLC

On August 15, 2005, the Company borrowed $80.0 million from its wholly-owned subsidiary, Wynn Las Vegas, LLC, to fund a portion of the construction costs for Wynn Macau (see “Note Receivable from Wynn Group Asia, Inc.,” above). Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012. No principal amounts are due for the next 5 years.

During the year ended December 31, 2005, the Company accrued approximately $2.3 million in interest expense related to this note.

3.	Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC’s debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. The terms of the loan agreements of Wynn Resorts (Macau), S.A. contain similar restrictions.

WYNN RESORTS, LIMITED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2005	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2005
Allowance for doubtful accounts	$—	$16,206	$(394)	$15,812

Description	Balance at January 1, 2004	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2004
Allowance for doubtful accounts	$564	$—	$(564)	$—

Description	Balance at January 1, 2003	Provision for Doubtful Accounts	Write-offs, net of Recoveries	Balance at December 31, 2003
Allowance for doubtful accounts	$662	$—	$(98)	$564

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: April 14, 2006	By	/s/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer of Wynn Resorts, Limited