Form 10-Q
period 2006-03-31
WYNN RESORTS LTD
filed 2006-05-10
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common stock, $0.01 par value	100,582,299

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$477,027	$434,289
Restricted cash and investments	77,644	98,271
Receivables, net	66,533	88,468
Inventories	47,317	39,884
Prepaid expenses	25,012	23,630

Total current assets	693,533	684,542

Restricted cash and investments	330,511	344,331
Property and equipment, net	2,727,008	2,663,870
Intangibles, net	57,634	60,480
Deferred financing costs	91,425	95,619
Deposits and other assets	103,881	91,371
Investment in unconsolidated affiliates	5,395	5,070

Total assets	$4,009,387	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,592	$15,489
Current portion of land concession obligation	9,206	8,984
Accounts and construction payable	66,082	79,768
Accrued interest	33,249	15,733
Accrued compensation and benefits	30,299	36,772
Other accrued expenses	32,056	28,374
Customer deposits and other related liabilities	38,348	66,120
Construction retention	16,774	18,539

Total current liabilities	241,606	269,779
Construction retention	591	757
Long-term debt	2,180,146	2,090,846
Long-term land concession obligation	14,550	19,218
Other long-term liabilities	464	1,788

Total liabilities	2,437,357	2,382,388

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 100,069,095 and 99,331,294 shares issued and outstanding	1,001	993
Additional paid-in capital	1,977,624	1,972,847
Deferred compensation - restricted stock	—	(15,784)
Accumulated deficit	(406,595)	(395,161)

Total stockholders’ equity	1,572,030	1,562,895

Total liabilities and stockholders’ equity	$4,009,387	$3,945,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
		(As Restated - see Note 14)
Operating revenues:
Casino	$126,514	$—
Rooms	68,177	—
Food and beverage	74,634	—
Entertainment, retail and other	48,957	—

Gross revenues	318,282	—
Less promotional allowances	(41,057)	—

Net revenues	277,225	—
Operating costs and expenses:
Casino	63,236	—
Rooms	16,985	—
Food and beverage	44,759	—
Entertainment, retail and other	32,514	4
General and administrative	46,965	5
Provision for doubtful accounts	2,929	—
Pre-opening costs	8,946	38,104
Depreciation and amortization	41,785	3,494
Contract termination fee	5,000	—
Property charges and other	4,949	53

Total operating costs and expenses	268,068	41,660
Equity in income from unconsolidated affiliates	575	—

Operating income (loss)	9,732	(41,660)

Other income/(expense):
Interest income	8,432	6,182
Interest expense	(35,943)	(2,149)
Increase in swap fair value	6,345	7,700

Other income (expense), net	(21,166)	11,733

Net loss	$(11,434)	$(29,927)

Basic and diluted earnings per common share:
Net loss:
Basic	$(0.12)	$(0.30)
Diluted	$(0.12)	$(0.30)
Weighted average common shares outstanding:
Basic	98,736	98,229
Diluted	98,736	98,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
		(As Restated - see Note 14)
Cash flows from operating activities:
Net loss	$(11,434)	$(29,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,785	3,494
Stock-based compensation	3,919	1,256
Amortization and writeoff of deferred financing costs	3,832	2,043
Provision for doubtful accounts	2,929	—
Property charges and other	4,949	(12)
Equity in income of unconsolidated affiliates, net of distributions received	(325)	—
Increase in the fair value of interest rate swaps	(6,345)	(7,700)
Increase (decrease) in cash from changes in:
Receivables	19,006	(575)
Inventories and prepaid expenses	(8,351)	(5,801)
Accounts payable and accrued expenses	(16,633)	31,330

Net cash provided by (used in) operating activities	33,332	(5,892)

Cash flows from investing activities:
Capital expenditures	(115,413)	(291,969)
Restricted cash and investments	34,447	(13,847)
Other assets	(11,056)	(21,323)
Proceeds from sale of equipment	—	23

Net cash used in investing activities	(92,022)	(327,116)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,365	534
Proceeds from issuance of long-term debt	114,926	373,436
Principal payments of long-term debt	(11,417)	(176)
Payments on long-term land concession obligation	(4,446)	(4,759)

Net cash provided by financing activities	101,428	369,035

Cash and cash equivalents:
Increase in cash and cash equivalents	42,738	36,027
Balance, beginning of period	434,289	330,261

Balance, end of period	$477,027	$366,288

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in the quarter ended March 31, 2005 condensed consolidated financial statements have been reclassified to conform to the quarter ended March 31, 2006 presentation as follows:

•	Amounts classified as “cost of water” for the quarter ended March 31, 2005 have been reclassified as “entertainment, retail and other expenses” for the quarter ended March 31, 2006; and

•	Amounts classified as “(Gain)/Loss on sale of assets” and “loss from incidental operations” for the quarter ended March 31, 2005 have been reclassified as “property charges and other” for the quarter ended March 31, 2006.

These reclassifications had no effect on the previously reported net loss.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2006, approximately 60% of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three months ended March 31, 2006 is primarily included in casino expenses as follows (amounts in thousands):

Rooms	$6,128
Food & Beverage	15,847
Entertainment, retail and other	2,630

Total	$24,605

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising expenses incurred in development periods are included in pre-opening expenses. Since the opening of Wynn Las Vegas on April 28, 2005, advertising costs relating to Wynn Las Vegas have been included in general and administrative expenses, while any advertising expenses relating to Wynn Macau or, when it becomes applicable, Encore, will continue to be included in pre-opening expenses. Total advertising expenses included in general and administrative expenses for the three months ended March 31, 2006 were approximately $5.5 million. Total advertising expenses included in pre-opening expenses during the three months ended March 31, 2005 were approximately $2.5 million.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method and using the Black-Scholes valuation model to value the equity instruments issued. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts the Company’s departmental expenses (and related operating margins), pre-opening costs and construction in progress for the Company’s development projects, and the Company’s general and administrative expenses (including corporate expenses).

The adoption of SFAS No. 123(R) and the related interpretations resulted in the Company’s elimination of approximately $15.8 million of deferred compensation against additional paid-in capital and the recognition of approximately $3.0 million ($0.03 per share) of compensation cost related to stock options in the following divisions for the three months ended March 31, 2006 (amounts in thousands):

Casino	$651
Rooms	141
Food & Beverage	271
Entertainment, retail and other	60
General and administrative	1,382
Pre-opening expenses	488

Total	$2,993

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the three months ended March 31, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeds the exercise price. The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the three months ended March 31, 2005 (amounts in thousands):

Net loss as reported	$(29,927)
Add: employee stock-based compensation recorded	—
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(1,817)

Proforma net loss	$(31,744)

Basic and diluted loss per share:
As reported	$(0.30)

Proforma	$(0.32)

Further information on the Company’s share-based compensation arrangements is included in Note 11. Share-based Compensation.

3. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”) and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the three months ended March 31, 2006 and 2005, the Company has recorded net losses causing potentially dilutive securities to be anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. The calculation of diluted EPS at March 31, 2006 excludes the following anti-dilutive securities: 3,471,000 shares issuable upon exercise of stock options, 789,169 shares under restricted stock grants that had not yet vested and 10,255,260 shares issuable upon conversion of the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). The calculation of diluted EPS at March 31, 2005 excludes the following anti-dilutive securities: 2,505,550 shares issuable upon exercise of stock options, 1,413,338 shares under restricted stock grants that had not yet vested and 10,869,550 shares issuable upon conversion of the Debentures.

4. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2006 and 2005 totaled approximately $24.8 million and $12.6 million, respectively. Interest capitalized for the three months ended March 31, 2006 and 2005 totaled approximately $6.4 million and $30.8 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Wynn Macau that was capitalized into construction in progress for the three months ended March 31, 2006 and 2005 totaled approximately $539,000 and $539,000, respectively.

During the three months ended March 31, 2006, approximately $14.1 million principal amount of the Debentures were converted by those holders into 614,301 shares of the common stock of Wynn Resorts, Limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accordingly, long-term debt was reduced by approximately $14.1 million, equity was increased by approximately $13.7 million and deferred financing costs were reduced by approximately $384,000.

During the three months ended March 31, 2006 approximately $12.0 million of capital expenditures were made to reduce construction payables and retention. During the three months ended March 31, 2005 capital expenditures excludes an approximately $33.4 million increase to construction payables and retention.

5. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of corporate aircraft and household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At March 31, 2006 and December 31, 2005, the Company owed Mr. Wynn and the other officers approximately $325,000 and $412,000, respectively.

The Wynn Collection

At the opening of the Wynn Las Vegas, the resort included an art gallery that displayed rare paintings from The Wynn Collection, a private collection of fine art owned by Mr. and Mrs. Wynn. Prior to June 30, 2005, the Company leased The Wynn Collection from Mr. and Mrs. Wynn for an annual fee of one dollar ($1), and the Company was entitled to retain all revenues from the public display of The Wynn Collection and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding The Wynn Collection, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of The Wynn Collection. On June 30, 2005, this lease arrangement was restructured at the request of the Company. However, the material economic terms of the leasing relationship applicable to Mr. and Mrs. Wynn remained unchanged. In February 2006, the Company closed the art gallery and is converting the gallery location into additional retail stores. The artwork in the gallery has been relocated to different venues within Wynn Las Vegas. The Company continues to be responsible for all expenses in exhibiting and safeguarding The Wynn Collection.

The “Wynn” Surname Rights Agreement

On August 6, 2004, the Company entered into agreements with Mr. Wynn that confirm and clarify the Company’s rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register, trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted the Company the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

Villa Suite Lease

Effective July 1, 2005, Mr. and Mrs. Wynn lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined each year by the Audit Committee of the Board of Directors

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

6. Property Charges and Other

Property charges and other for the three months ended March 31, 2006 and 2005, consist of the following (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Loss on assets retired for remodels	$4,949	$—
Loss (gain) on sale of assets	—	(12)
Loss from incidental operations	—	65

Total property charges	$4,949	$53

7. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
Casino	$67,748	$83,936
Hotel	10,697	12,660
Other	6,446	7,684

	84,891	104,280
Less: allowance for doubtful accounts	(18,358)	(15,812)

	$66,533	$88,468

8. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
Land and improvements	$599,376	$599,278
Buildings and improvements	1,166,499	1,159,364
Airplanes	57,582	57,582
Furniture, fixtures and equipment	608,084	594,474
Leasehold interest in land	67,118	67,118
Construction in progress	364,449	286,570

	2,863,108	2,764,386
Less: accumulated depreciation	(136,100)	(100,516)

	$2,727,008	$2,663,870

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2006 and December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with the Wynn Macau and Encore projects.

9. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
6% Convertible Subordinated Debentures, due July 15, 2015	235,871	250,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 7.1% and 6.67%)	—	10,000
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.975% and 6.525%)	400,000	400,000
Senior Term Loan Facilities; due September 14, 2011; interest at LIBOR or HIBOR plus 3.0%, decreasing to LIBOR or HIBOR plus 2.75% upon opening of Wynn Macau (approximately 7.82% and 7.345%)	193,869	78,944
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.225% and 6.902%)	42,305	43,536
Note payable - Aircraft; interest at 5.67%	13,812	13,986
12% Second Mortgage Notes, net of original issue discount of approximately $417,000 and $440,000, respectively due November 1, 2010; effective interest at approximately 12.9%	9,725	9,702
Other	156	167

	2,195,738	2,106,335
Current portion of long-term debt	(15,592)	(15,489)

	$2,180,146	$2,090,846

Convertible Subordinated Debentures

Each $1,000 principal amount of the Debentures is convertible at the holder’s option into 43.4782 shares of the Company’s common stock (subject to adjustment as provided in the indenture governing the Debentures), a conversion rate equivalent to a conversion price of $23.00 per share. The Company may redeem some or all of the debentures for cash on or after July 20, 2007, at prices specified in the indenture governing the Debentures. In addition, the holders may require the Company to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control of the Company.

Wynn Las Vegas Credit Facilities

On March 15, 2006, the Company amended its $600 million Revolving Credit Facility and its $400 million Delay Draw Term Loan Facility (together, the “Wynn Las Vegas Credit Facilities,” or the “Credit Facilities”) to (a) allow Wynn Las Vegas, LLC to issue up to $100.0 million of additional 6 5/8% First Mortgage Notes due December 1, 2014 (the “First Mortgage Notes”); (b) simplify draw procedures under the Disbursement Agreement; (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the approval of the budget, plans and specifications of Encore; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2006, the Company was in compliance with all covenants governing the Company’s debt facilities.

10. Interest Rate Swaps

The Company has entered into interest rate swap arrangements to effectively fix the interest on floating-rate debt borrowings. The following table presents the historical asset or (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of March 31, 2006 and 2005 and as of December 31, 2005 and 2004 (amounts in thousands):

	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	Total Interest Rate Swap Asset / (Liability)
Asset / (liability) fair value at March 31, 2006	$13,878	$1,202	$15,080
Asset / (liability) fair value at December 31, 2005	$10,523	$(1,788)	$8,735
Asset / (liability) fair value at March 31, 2005	$8,283	$—	$8,283
Asset / (liability) fair value at December 31, 2004	$583	$—	$583

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

The Company accounts for these interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations. Accordingly, during the three months ended March 31, 2006 and 2005, the Company recorded approximately $6.3 million and $7.7 million, respectively, as increase to swap fair value, a component of other income (expense), net.

11. Share-Based Compensation

The Company has adopted the 2002 Stock Incentive Plan (the “Stock Plan”) to provide stock compensation arrangements for directors, officers and key employees, and others. The Stock Plan includes provisions for the grant of (i) Incentive Stock Options (“ISO”), (ii) compensatory (i.e. nonqualified) stock options (“NQSO”) and (iii) nonvested shares of the common stock of Wynn Resorts, Limited (“Common Stock”). Officers, key employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company and its subsidiaries are eligible to participate in the Stock Plan. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. As of March 31, 2006, 4,616,712 shares remain available for the grant of stock options or restricted shares of Common Stock.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value per option was estimated on the date of grant using the Black-Scholes option-pricing method using the following weighted-average assumptions:

	March 31,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	32.5%	35.3%
Risk-free interest rate	4.9%	3.9%
Expected average life of options (years)	7.0	5.5

A summary of option activity under the Stock Plan as of March 31, 2006, and the changes during the three months then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,484,800	$36.62
Granted	168,500	$68.24
Exercised	(123,500)	$21.49
Canceled	(58,800)	$37.23

Outstanding at March 31, 2006	3,471,000	$38.68	8.24	$132,478,775

Exercisable at March 31, 2006	1,109,375	$22.56	7.29	$60,230,544

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $30.65 and $27.03, respectively. The total intrinsic value of the options exercised for the three months ended March 31, 2006 and 2005 was $5.8 million and $1.8 million, respectively. Since all deferred tax assets are fully reserved, these amounts did not create any tax benefit.

A summary of the status of the Stock Plan’s non-vested options as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	2,495,750	$17.32
Granted	168,500	$30.65
Vested	(243,825)	$12.33
Canceled	(58,800)	$15.45

Nonvested at March 31, 2006	2,361,625	$18.79

As of March 31, 2006, there was $38.4 million of total unrecognized compensation cost related to stock options granted under the plan. That cost is expected to be recognized on a straight-line basis over a weighted average of 3.62 years.

In addition to stock options, a total of 1,603,061 nonvested shares of Common Stock have been granted under the Stock Plan from inception through March 31, 2006. Of these shares 624,169 have vested, 189,723

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shares have been canceled and 789,169 shares will vest through December 2009. During the three months ended March 31, 2006 and 2005, the Company recognized compensation cost of approximately $1.5 million and $1.8 million, respectively. Of these amounts, approximately $539,000 was capitalized to construction in progress for each of the three months ended March 31, 2006 and 2005. Approximately $14.3 million of unamortized compensation cost relating to nonvested shares of Common Stock at March 31, 2006, will be recognized as compensation over the vesting period of the related grants through December 2009.

12. Commitments and Contingencies

Wynn Las Vegas

Construction and Remodeling. As of March 31, 2006, approximately $15.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. The Company expects these final costs to be paid in the second quarter of 2006.

Beginning in the third quarter of 2005, the Company began to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company is permitted up to $80.0 million of capital expenditures in 2006, of which approximately $6.3 million was spent during the first quarter of 2006. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Development. As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and the Company’s desire to maximize the potential of its substantial real estate assets, the Company is developing Encore on approximately 20 acres on Las Vegas Boulevard (the “Las Vegas Strip,” or the “Strip”), immediately adjacent to Wynn Las Vegas. On March 31, 2006, the Company’s lenders approved the $1.74 billion project budget and the related plans and specifications for Encore. Encore’s design features a 2,054-room hotel tower fully integrated with Wynn Las Vegas, consisting of 144 suites and 1,910 guest rooms, as well as an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by the end of 2008. The project budget for Encore includes approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge, and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.”

Through March 31, 2006, the Company has spent approximately $76.2 million on Encore. These costs have been funded from the Credit Facilities and the First Mortgage Notes. The Company expects that the available remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion are expected to be funded by the issuance of up to $100.0 million of additional First Mortgage Notes and/or contributions from Wynn Resorts.

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

In February 2006, the Company agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. To terminate the contract, the Company will pay a contract termination fee of $5.0 million. This fee has been recorded in the current quarter in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Company intends to remodel the Broadway Theater, which currently presents “Avenue Q,” and adjacent areas to accommodate “Monty Python’s Spamalot.”

On July 20, 2005, the Company entered into an agreement with Spamalot, LLC to produce and present “Monty Python’s Spamalot” at Wynn Las Vegas. The production is expected to be accompanied by a retail store, food and beverage facilities and a themed “Spamalot Environment.” The production costs, showroom renovation costs, production completion date, and opening date have not yet been determined.

Completion Guarantee and Liquidity Reserve. As part of the original Wynn Las Vegas financing, the Company contributed $50.0 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 to secure completion of Wynn Las Vegas.

In addition, the Company deposited $30.0 million from the net proceeds of the initial public offering of Wynn Resorts’ common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas.

The refinancing of Wynn Las Vegas, LLC’s indebtedness retained both the completion guarantee deposit and the liquidity reserve. The liquidity reserve is solely for use of the Wynn Las Vegas project, which will be finally closed out in the second quarter of 2006. $30.0 million of the $50.0 million completion guarantee will be retained in connection with the construction of Encore.

Wynn Macau

Construction and Development. Under its casino concession agreement with Macau, Wynn Macau, S.A. is constructing and will own and operate Wynn Macau, a casino resort facility in Macau’s inner harbor area. Wynn Macau is being constructed, and will open, in two phases. The first phase of Wynn Macau is expected to open in the third quarter of 2006. The second phase is expected to open in stages and be fully open by the fourth quarter of 2007.

Construction of Wynn Macau’s first phase commenced in June 2004 under a guaranteed maximum price construction contract between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the construction contract was amended and restated to include the second phase of Wynn Macau. Under the amended and restated construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A., for a guaranteed maximum price of approximately $457.2 million (including the contractors’ fee and contingencies). The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the general contractor. Upon acceptance by the Wynn Macau project lenders, the Company expects to increase the guaranteed maximum price amount by approximately $23.0 million to reflect the additional gaming space and suite enhancements announced on February 23, 2006.

Through March 31, 2006, the Company had incurred approximately $554.5 million of the total $1.2 billion of budgeted project costs, leaving approximately $622.4 million still to be incurred. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $688.0 million, land acquisition costs of approximately $49.0 million, the additional casino expansion and suite enhancements of approximately $70.0 million and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $368.6 million. These costs have been, and will continue to be, paid from the previously funded $230.0 million base equity loans from Wynn Resorts, $80.0 million borrowed under Wynn Las Vegas, LLC’s revolving credit agreement and loaned to Wynn Macau, S.A. as subordinated debt, Wynn Macau, S.A.’s $764.0 million senior secured credit facility and cash flows from operations once Wynn Macau opens.

Land Concession Contract. Wynn Macau, S.A. has entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made four payments to the Macau government under the land concession contract and is required to make eight additional semi-annual payments (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Macau Subconcession Sale. On March 4, 2006, Wynn Macau, S.A. entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which Wynn Macau, S.A. agreed to sell to PBL a subconcession to operate casino games in Macau for a purchase price of $900.0 million. The transaction is subject to the approval of the Macau government.

Future Development

We have submitted an application for a land concession for an additional 54 acres of land on the Cotai Strip in Macau for future development.

Leases

Lessor - The Company is the lessor under six leases for retail operations at Wynn Las Vegas and has entered into license and distribution agreements for five additional retail outlets in Wynn Las Vegas. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. The Company has also entered into nine lease arrangements for the future retail operations of Wynn Macau.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Lessee - In addition, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment. The Company also leases land from the government of Macau for the site of Wynn Macau.

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of this threshold are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements, other than Mr. Wynn’s, generally have three- to five-year terms and indicate a base salary. Certain agreements also contain provisions for guaranteed bonuses. A limited number of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of March 31, 2006.

13. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau is currently in the development and construction phase and is expected to open in the third quarter of 2006.

The Company’s total assets by segment are as follows (in thousands):

	March 31, 2006	December 31, 2005
Total assets
Wynn Las Vegas (including Encore)	$3,077,184	$3,115,814
Wynn Macau	572,934	471,571
Corporate and other assets	359,269	357,898

Total consolidated assets	$4,009,387	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s segment information on its results of operations for the three months ended March 31, 2006 and 2005, are as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues (1)
Casino	$126,514	$—
Rooms	68,177	—
Food and beverage	74,634	—
Entertainment, retail and other	48,957	—

Gross revenues	318,282	—
Less promotional allowances	(41,057)	—

Net revenues	$277,225	$—

Adjusted EBITDA (1, 2)	$81,123	$(9)
Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas (including Encore)	(18)	(29,091)
Wynn Macau	(8,928)	(3,974)
Corporate and other	—	(5,039)
Depreciation and amortization:
Wynn Las Vegas (including Encore)	(38,949)	(1,511)
Wynn Macau	(2,077)	(1,466)
Corporate and other	(759)	(517)
Property charges and other:
Wynn Las Vegas (including Encore)	(4,949)	(53)
Wynn Macau	—	—
Corporate and other	—	—
Avenue Q contract termination fee	(5,000)	—
Corporate expenses and other	(10,711)	—

Total	(71,391)	(41,651)

Operating income (loss)	9,732	(41,660)
Other non-operating costs and expenses
Interest income	8,432	6,182
Interest expense	(35,943)	(2,149)
Increase in swap fair value	6,345	7,700

Total	(21,166)	11,733

Net loss	$(11,434)	$(29,927)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.
(2)	“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, property charges, corporate expenses, stock-based compensation, Avenue Q contract termination fee, earnings or losses from unconsolidated affiliates, and other non-operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a principal basis for valuation, of gaming companies. Management uses Adjusted EBITDA as the primary measure of the operating performance of its segments — Wynn Las Vegas and Wynn Macau — and to compare the operating performance of its properties with those of its competitors.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2005, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company recently determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company restated its condensed consolidated financial statements for the three months ended March 31, 2005 to eliminate the application of hedge accounting. Eliminating the application of hedge accounting resulted in recording the mark to market adjustments for the interest rate swaps as increase in swap fair value, a component of other income (expense), net and not in comprehensive income, as was previously reported.

A summary of the significant effects of the restatement on the March 31, 2005 condensed consolidated financial statements is as follows (amounts in thousands except per share data):

	For the Three Months Ended March 31, 2005
	As Previously Reported	As Restated
Condensed Consolidated Statement of Operations:
Increase in swap fair value	$—	$7,700
Other income (expense), net	4,033	11,733
Net (loss)	(37,627)	(29,927)
Basic and diluted (loss) per share	$(0.38)	$(0.30)

Condensed Consolidated Statement of Cash Flows:
Net (loss)	$(37,627)	$(29,927)
Increase in the fair value of interest rate swaps	$—	$(7,700)

15. Subsequent Events

During April 2006, approximately $11.1 million of additional Debentures were converted into 481,954 shares of the common stock of Wynn Resorts, Limited.

In April 2006, the Company entered into an agreement to acquire all of the land and improvements currently occupied by the Las Vegas Chamber of Commerce, at the intersection of Sands Avenue and Paradise Road, adjacent to Wynn Las Vegas’ golf course. This purchase of approximately 4.65 acres of land and all improvements is expected to close in the second quarter of 2007.

In April 2006, a restricted stock agreement relating to a grant of 189,723 shares of the Company’s common stock was terminated.

On May 3, 2006, the Audit Committee confirmed the rent to be paid by Mr. and Mrs. Wynn for their villa at Wynn Las Vegas at $580,000 per year and provided that the next rent adjustment would be July 1, 2008.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statement information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC, a subsidiary of the Parent that guarantees the Debentures (the “Convertible Debentures Guarantor”); and non-guarantor subsidiaries as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005.

The following condensed consolidating financial statement information is presented in the form provided because: (i) the Convertible Debentures Guarantor is a wholly-owned subsidiary of the Parent; (ii) the guarantee is considered to be full and unconditional (that is, if the Parent fails to make a scheduled payment, the Convertible Debentures Guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the Debentures may immediately bring suit directly against the Convertible Debentures Guarantor for payment of all amounts due and payable); and (iii) the guarantee is joint and several.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$314,679	$—	$162,348	$—	$477,027
Restricted cash and investments	1,181	7,575	68,888	—	77,644
Receivables, net	3	—	66,530	—	66,533
Inventories	—	—	47,317	—	47,317
Prepaid expenses	262	—	24,750	—	25,012

Total current assets	316,125	7,575	369,833	—	693,533
Restricted cash and investments	23	—	330,488	—	330,511
Property and equipment, net	536	—	2,726,472	—	2,727,008
Intangibles, net	—	—	57,634	—	57,634
Deferred financing costs	6,373	—	85,052	—	91,425
Deposits and other assets	3,457	—	100,424	—	103,881
Investment in unconsolidated affiliates	1,283,791	—	5,395	(1,283,791)	5,395
Intercompany balances	204,345	37,500	(241,845)	—	—

Total assets	$1,814,650	$45,075	$3,433,453	$(1,283,791)	$4,009,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,592	$—	$15,592
Current portion of land concession obligation	—	—	9,206	—	9,206
Accounts and construction payable	10	—	66,072	—	66,082
Accrued interest	2,948	—	30,301	—	33,249
Accrued compensation and benefits	2,801	—	27,498	—	30,299
Other accrued expenses	990	—	31,066	—	32,056
Customer deposits and other related liabilities	—	—	38,348	—	38,348
Construction retention	—	—	16,774	—	16,774

Total current liabilities	6,749	—	234,857	—	241,606
Construction retention	—	—	591	—	591
Long-term debt	235,871	—	1,944,275	—	2,180,146
Long-term land concession obligation.	—	—	14,550	—	14,550
Other long-term liabilities	—	—	464	—	464

Total liabilities	242,620	—	2,194,737	—	2,437,357

Commitments and contingencies
Stockholders’ equity:
Common stock	1,001	—	—	—	1,001
Additional paid-in capital	1,977,624	44,028	1,624,385	(1,668,413)	1,977,624
Accumulated deficit	(406,595)	1,047	(385,669)	384,622	(406,595)

Total stockholders’ equity	1,572,030	45,075	1,238,716	(1,283,791)	1,572,030

Total liabilities and stockholders’ equity	$1,814,650	$45,075	$3,433,453	$(1,283,791)	$4,009,387

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$308,013	$—	$126,276	$—	$434,289
Restricted cash and investments	1,064	15,001	82,206	—	98,271
Receivables, net	31	—	88,437	—	88,468
Inventories	—	—	39,884	—	39,884
Prepaid expenses	324	—	23,306	—	23,630

Total current assets	309,432	15,001	360,109	—	684,542
Restricted cash and investments	23	—	344,308	—	344,331
Property and equipment, net	530	—	2,663,340	—	2,663,870
Intangibles, net	—	—	60,480	—	60,480
Deferred financing costs	6,934	—	88,685	—	95,619
Deposits and other assets	3,454	—	87,917	—	91,371
Investment in unconsolidated affiliates	1,295,256	—	5,070	(1,295,256)	5,070
Intercompany balances	216,454	30,000	(246,454)	—	—

Total assets	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,489	$—	$15,489
Current portion of land concession obligation	—	—	8,984	—	8,984
Accounts and construction payable	41	—	79,727	—	79,768
Accrued interest	9,142	—	6,591	—	15,733
Accrued compensation and benefits	9,050	—	27,722	—	36,772
Other accrued expenses	955	—	27,419	—	28,374
Customer deposits and other related liabilities	—	—	66,120	—	66,120
Construction retention	—	—	18,539	—	18,539

Total current liabilities	19,188	—	250,591	—	269,779
Construction retention	—	—	757	—	757
Long-term debt	250,000	—	1,840,846	—	2,090,846
Long-term land concession obligation.	—	—	19,218	—	19,218
Other long-term liabilities	—	—	1,788	—	1,788

Total liabilities	269,188	—	2,113,200	—	2,382,388

Commitments and contingencies
Stockholders’ equity:
Common stock	993	—	—	—	993
Additional paid-in capital	1,972,847	44,028	1,623,218	(1,667,246)	1,972,847
Deferred compensation	(15,784)	—	(957)	957	(15,784)
Accumulated deficit	(395,161)	973	(372,006)	371,033	(395,161)

Total stockholders’ equity	1,562,895	45,001	1,250,255	(1,295,256)	1,562,895

Total liabilities and stockholders’ equity	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$126,514	$—	$126,514
Rooms	—	—	68,177	—	68,177
Food and beverage	—	—	74,634	—	74,634
Entertainment, retail and other	—	—	48,957	—	48,957

Gross revenues	—	—	318,282	—	318,282
Less promotional allowances	—	—	(41,057)	—	(41,057)

Net revenues	—	—	277,225	—	277,225
Operating costs and expenses:
Casino	—	—	63,236	—	63,236
Rooms	—	—	16,985	—	16,985
Food and beverage	—	—	44,759	—	44,759
Entertainment, retail and other	—	—	32,514	—	32,514
General and administrative	(182)	—	47,147	—	46,965
Provision for doubtful accounts	(17)	—	2,946	—	2,929
Pre-opening costs	—	—	8,946	—	8,946
Depreciation and amortization	20	—	41,765	—	41,785
Contract termination fee	—	—	5,000	—	5,000
Property charges and other	—	—	4,949	—	4,949

Total operating costs and expenses	(179)	—	268,247	—	268,068
Equity in income/(loss) from unconsolidated affiliates	(14,317)	—	575	14,317	575

Operating income/(loss)	(14,138)	—	9,553	14,317	9,732

Other income/(expense):
Interest income	7,954	74	6,547	(6,143)	8,432
Interest expense	(5,250)	—	(36,836)	6,143	(35,943)
Increase in swap fair value	—	—	6,345	—	6,345

Other income (expense), net	2,704	74	(23,944)	—	(21,166)

Net income/(loss)	$(11,434)	$74	$(14,391)	$14,317	$(11,434)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2005 (As Restated - see Note 14)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	1,500	—	—	(1,500)	—

Gross revenues	1,500	—	—	(1,500)	—
Less promotional allowances	—	—	—	—	—

Net revenues	1,500	—	—	(1,500)	—
Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	—	—	—
General and administrative	5	—	4	—	9
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	6,885	—	32,719	(1,500)	38,104
Depreciation and amortization	20	—	3,474	—	3,494
Property charges and other	—	—	53	—	53

Total operating costs and expenses	6,910	—	36,250	(1,500)	41,660
Equity in income/(loss) from unconsolidated affiliates	(28,692)	—	—	28,692	—

Operating income/(loss)	(34,102)	—	(36,250)	28,692	(41,660)

Other income/(expense):
Interest income	4,175	82	4,377	(2,452)	6,182
Interest expense	—	—	(4,601)	2,452	(2,149)
Increase in swap fair value	—	—	7,700	—	7,700

Other income (expense), net	4,175	82	7,476	—	11,733

Net income/(loss)	$(29,927)	$82	$(28,774)	$28,692	$(29,927)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income/(loss)	$(11,434)	$74	$(14,391)	$14,317	$(11,434)
Adjustments to reconcile net income/(loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	20	—	41,765	—	41,785
Stock-based compensation	1,607	—	2,312	—	3,919
Amortization and write-off of deferred financing costs	176	—	3,656	—	3,832
Provision for doubtful accounts	(17)	—	2,946	—	2,929
Property charges and other	—	—	4,949	—	4,949
Equity in loss from unconsolidated affiliates	14,317	—	(325)	(14,317)	(325)
Increase in fair value of interest rate swaps	—	—	(6,345)	—	(6,345)
Increase (decrease) in cash from changes in:
Receivables	45	—	18,961	—	19,006
Inventories and prepaid expenses	62	—	(8,413)	—	(8,351)
Accounts payable and accrued expenses	(12,439)	—	(4,194)	—	(16,633)

Net cash provided by (used in) operating activities	(7,663)	74	40,921	—	33,332

Cash flows from investing activities:
Capital expenditures, net of construction payables	(26)	—	(115,387)	—	(115,413)
Restricted cash and investments	(117)	7,426	27,138	—	34,447
Other assets	(2)	—	(11,054)	—	(11,056)
Intercompany balances	12,109	(7,500)	(4,609)	—	—

Net cash provided by (used in) investing activities	11,964	(74)	(103,912)	—	(92,022)

Cash flows from financing activities:
Exercise of stock options	2,365	—	—	—	2,365
Proceeds from issuance of long-term debt	—	—	114,926	—	114,926
Principal payments on long-term debt	—	—	(11,417)	—	(11,417)
Principal payments on land concession	—	—	(4,446)	—	(4,446)

Net cash provided by financing activities	2,365	—	99,063	—	101,428

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	6,666	—	36,072	—	42,738
Balance, beginning of period	308,013	—	126,276	—	434,289

Balance, end of period	$314,679	$—	$162,348	$—	$477,027

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2005 (As Restated - see Note 14)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income/(loss)	$(29,927)	$82	$(28,774)	$28,692	$(29,927)
Adjustments to reconcile net income/(loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	20	—	3,474	—	3,494
Stock-based compensation	1,256	—	—	—	1,256
Amortization and write-off of deferred financing costs	178	—	1,865	—	2,043
Property charges and other	—	—	(12)	—	(12)
Equity in loss from unconsolidated affiliates	28,692	—	—	(28,692)	—
Increase in fair value of interest rate swaps	—	—	(7,700)	—	(7,700)
Increase (decrease) in cash from changes in:
Receivables	(8)	—	(567)	—	(575)
Inventories and prepaid expenses	(70)	—	(5,731)	—	(5,801)
Accounts payable and accrued expenses	(7,947)	—	39,277	—	31,330

Net cash provided by (used in) operating activities	(7,806)	82	1,832	—	(5,892)

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(291,969)	—	(291,969)
Restricted cash and investments	101	7,418	(21,366)	—	(13,847)
Other assets	—	—	(21,323)	—	(21,323)
Intercompany balances	12,257	(7,500)	(4,757)	—	—
Proceeds from sale of equipment	—	—	23	—	23

Net cash provided by (used in) investing activities	12,358	(82)	(339,392)	—	(327,116)

Cash flows from financing activities:
Exercise of stock options	534	—	—	—	534
Proceeds from issuance of long-term debt	—	—	373,436	—	373,436
Principal payments on long-term debt	—	—	(176)	—	(176)
Principal payments on land concession	—	—	(4,759)	—	(4,759)

Net cash provided by financing activities	534	—	368,501	—	369,035

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	5,086	—	30,941	—	36,027
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$307,348	$—	$58,940	$—	$366,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion gives effect to the restatement described in Note 14 to these condensed consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to: conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities; competition in the casino/hotel and resort industries; completion of our Wynn Macau casino resort on time and within budget; our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas; doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework); new development and construction activities of competitors; our limited operating history; our dependence on Stephen A. Wynn and existing management; our dependence on one property and, later a limited number of properties, for all of our cash flow; leverage and debt service (including sensitivity to fluctuations in interest rates); levels of travel, leisure and casino spending; general domestic or international economic conditions; pending or future legal proceedings; changes in federal or state tax laws or the administration of such laws; changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions); applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations); the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

We are a developer, owner and operator of destination casino resorts. We own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. We are also constructing a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), named “Wynn Macau,” which will open in September 2006. In addition, on April 28, 2006, we commenced construction on “Encore at Wynn Las Vegas” (“Encore”), a hotel and casino resort fully integrated with Wynn Las Vegas. Until the opening of Wynn Las Vegas, we were solely a development stage company.

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	Casual and fine dining in 18 outlets featuring signature chefs, including the Five Diamond award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 76,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Two showrooms, a nightclub and lounge entertainment.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

Since its opening, we have enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. We expect to continue these efforts, in each case, investing in projects designed to maximize the performance of Wynn Las Vegas. In the first quarter of 2006, we began remodeling the six North Fairway Villas (the six South Fairway Villas were remodeled in 2005), closed the Wynn art gallery to begin remodeling that area to accommodate high-end retail outlets, and began certain enhancements to our spa and salon. In February, we also agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. We intend to remodel the Broadway Theater and adjacent areas to accommodate “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. We have not yet determined the total costs of remodeling the theater and adjacent areas, nor have we determined the opening date for “Monty Python’s Spamalot.”

Encore at Wynn Las Vegas

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we are constructing Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. On March 31, 2006, our lenders approved the $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans and Specs”). Encore currently includes a 2,054-room hotel tower fully integrated with Wynn Las Vegas, consisting of 144 suites and 1,910 guest rooms, as well as an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We commenced construction of Encore on April 28, 2006, and expect to open it to the public by the end of 2008. The project budget for Encore includes approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.”

Wynn Macau

We are constructing and will own and operate Wynn Macau, our first destination casino resort in Macau, under a 20-year casino concession agreement granted by the Macau government in June 2002. We are one of only three concessionaires and two sub-concessionaires currently permitted by the government to operate a casino gaming business in Macau. The government of Macau has expressed its desire to transform Macau into the tourist destination of choice in Asia. The Chinese government has also gradually relaxed its travel and currency restrictions, allowing mainland Chinese from certain urban centers and economically developed areas to visit Macau without joining a tour group. The Chinese government also has increased the amount of renminbi that Chinese citizens are permitted to bring into Macau. With approximately 100.0 million people within a three-hour drive and nearly 1.0 billion people within a three-hour flight from Macau, Wynn Macau is located in what we believe will be one of the largest and fastest-growing gaming markets in the world.

Wynn Macau is being constructed, and will open, in phases. The total budget of Wynn Macau’s two phases is approximately $1.2 billion. The first phase of the project will utilize approximately 11 acres of a total site area of 16 acres of land and includes 600 hotel rooms and suites, 200 table games and 380 slot machines in approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 26,000 square feet of retail space, a spa, a salon, entertainment lounges and meeting facilities. The first phase will open in September 2006. The second phase will include up to an additional 300 table games in approximately 136,000 square feet of additional casino space, two restaurants, retail space, a theater, and a dramatic front feature attraction. The second phase will be built on the remaining five acres of the Wynn Macau site and will be integrated into the first phase of Wynn Macau. The second phase is expected to be completed and opened in stages and to be fully open to the public in the fourth quarter of 2007.

Future Growth

We have submitted an application for a land concession for an additional 54 acres of land on the Cotai Strip in Macau for future development. We also continue to evaluate additional domestic and international opportunities as they arise.

Macau Subconcession Sale

On March 4, 2006, Wynn Macau, S.A. entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which Wynn Macau, S.A. agreed to sell to PBL a subconcession to operate casino games in Macau for a purchase price of $900.0 million. The transaction is subject to the approval of the Macau government.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. In the first quarter of 2006, Wynn Las Vegas generated net revenues of $277.2 million and Adjusted EBITDA of $81.1 million. Net revenues are comprised of $126.5 million in net gaming revenues (45.6% of total net revenues) and $150.7 million of net non-gaming revenues (54.4% of total net revenues). The quality of the resort’s non-gaming amenities, combined with providing guests with an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ average daily room rates and other non-gaming revenues. Consequently, we believe that revenues from Wynn Las Vegas’ non-gaming activities comprise a higher percentage of total revenues than that of many of its competitors.

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

We incurred a net loss for the three months ended March 31, 2006 of $11.4 million, which represents a $18.5 million or 62% decrease from the net loss of $29.9 million for the three months ended March 31, 2005.

During the first quarter of 2005, we were solely a development stage enterprise and pre-opening expenses increased significantly as Wynn Las Vegas approached opening. In contrast, we operated Wynn Las Vegas during the entire quarter ended March 31, 2006. As Wynn Macau nears its scheduled opening in the third quarter of 2006 and since construction of Encore is accelerating, we expect that our pre-opening expenses in future periods will exceed those in the three months ended March 31, 2006. However, we no longer incur pre-opening expenses related to Wynn Las Vegas, which were a significant contributor to the net loss incurred for the three months ended March 31, 2005. We expect that pre-opening expenses in future periods will be less than those incurred during the first quarter of 2005, before the opening of Wynn Las Vegas.

We monitor our operations and evaluate our earnings by reviewing the assets and operations of Wynn Las Vegas (including Encore) and Wynn Macau. The following table sets forth our financial results for the three months ended March 31, 2006 and 2005, by segment and reconciles Adjusted EBITDA to net loss (amounts in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues (1)
Casino	$126,514	$—
Rooms	68,177	—
Food and beverage	74,634	—
Entertainment, retail and other	48,957	—

Gross revenues	318,282	—
Less promotional allowances	(41,057)	—

Net revenues	$277,225	$—

Adjusted EBITDA (1, 2)	$81,123	$(9)

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas (including Encore)	(18)	(29,091)
Wynn Macau	(8,928)	(3,974)
Corporate and other	—	(5,039)
Depreciation and amortization:
Wynn Las Vegas (including Encore)	(38,949)	(1,511)
Wynn Macau	(2,077)	(1,466)
Corporate and other	(759)	(517)
Property charges and other:
Wynn Las Vegas (including Encore)	(4,949)	(53)
Wynn Macau	—	—
Corporate and other	—	—
Avenue Q contract termination fee	(5,000)	—
Corporate expenses and other	(10,711)	—

Total	(71,391)	(41,651)

Operating income (loss)	9,732	(41,660)
Other non-operating costs and expenses
Interest income	8,432	6,182
Interest expense	(35,943)	(2,149)
Increase in swap fair value	6,345	7,700

Total	(21,166)	11,733

Net loss	$(11,434)	$(29,927)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.
(2)	“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, property charges, corporate expenses, stock-based compensation, Avenue Q contract termination fee, earnings or losses from unconsolidated affiliates and other non-operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a principal basis for valuation, of gaming companies. Management uses Adjusted EBITDA as the primary measure of the operating performance of its segments — Wynn Las Vegas and Wynn Macau — and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Also, Wynn Resorts’ calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Financial results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

We opened Wynn Las Vegas on April 28, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. Because Wynn Las Vegas was not open during the quarter ended March 31, 2005, there is no adequate comparison between the quarters ended March 31, 2006 and March 31, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues were $126.5 million for the three months ended March 31, 2006. During that period, the average table games win percentage (before discounts) was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the three months ended March 31, 2006, Wynn Las Vegas’ gross room revenues were approximately $68.2 million. Average daily rate (“ADR”) and occupancy for that period were $293 and 95.5%, respectively, generating revenues per available room (“REVPAR”) of $279. Other non-gaming revenues included food and beverage revenues of approximately $74.6 million, retail revenues of approximately $17.2 million, entertainment revenues of approximately $20.3 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million.

Adjusted EBITDA

Wynn Las Vegas’ Adjusted EBITDA was approximately $81.1 million for the three months ended March 31, 2006. Included in Adjusted EBITDA are direct departmental expenses not present in the corresponding 2005 quarter. During 2006, these departmental expenses included casino expenses of $62.6 million, rooms expenses of $16.8 million, food and beverage expenses of $44.5 million, and entertainment, retail and other expenses of $32.5 million. Also included are general and administrative expenses of approximately $36.8 million and approximately $2.9 million charged as a provision for doubtful accounts receivable. At opening, Wynn Las Vegas employed approximately 9,200 persons to accommodate increased opening needs. Natural staffing attrition has reduced the number of current employees to approximately 8,900 persons, reflecting a more normalized staffing level of approximately 7,900 full-time equivalents.

Pre-opening expenses

Wynn Las Vegas’ pre-opening expenses decreased by $29.1 million for the first three months of 2006 compared to the same period in 2005. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening expenses; however, $18,000 of pre-opening expenses relating to Encore are included in the Wynn Las Vegas segment. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which contributed to the increased level of pre-opening expenses in the first quarter of 2005. As the Encore development progresses in 2006, we expect associated pre-opening expenses to increase, but not to the same level as we experienced with Wynn Las Vegas.

Wynn Macau’s pre-opening expenses increased by $5.0 million or 125% from the first quarter of 2005 to the first quarter of 2006, due primarily to the increased pre-opening activity commensurate with the progress of the resort’s construction. We expect that Wynn Macau’s pre-opening expenses will continue to increase in the second and third quarters of 2006 as construction and development continue toward opening, similar to the trend experienced with Wynn Las Vegas in 2005, prior to its opening.

After Wynn Las Vegas opened on April 28, 2005, corporate expenses were charged to general and administrative expense instead of pre-opening expenses.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense increased by $37.4 million for the first quarter of 2006 compared to the first quarter of 2005, as a result of the opening of Wynn Las Vegas. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Wynn Macau’s depreciation and amortization expenses remained relatively consistent between the first quarter of 2006 compared to the first quarter of 2005. Other than charges to depreciation for certain office equipment and amortization for the Macau gaming and land concessions, Wynn Macau’s depreciation expenses will remain relatively insignificant until the resort opens and its assets are placed into service.

Certain assets, primarily a corporate aircraft and certain furniture, fixtures and equipment of Wynn Resorts and its subsidiaries included in corporate and other, are also depreciated. In addition, when we opened Wynn Las Vegas, we began recognizing the depreciation of the furniture, fixtures and equipment in our corporate offices, which are located at Wynn Las Vegas.

Property charges and other

In response to our evaluation of the finished product and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 and continued enhancing Wynn Las Vegas in the first quarter of 2006. The $4.9 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the first quarter of 2006 have been expensed as property charges. In the first quarter of 2006, we began remodeling the six North Fairway Villas (the six South Fairway Villas were remodeled in 2005), closed the Wynn art gallery to begin remodeling that area to accommodate high-end retail outlets, and began certain enhancements to our spa and salon. There were no comparable Wynn Las Vegas property charges incurred during the first quarter of 2005. Property charges in the first quarter of 2005 instead reflect losses on the incidental operations of approximately $65,000, net of a gain on ordinary asset sales of approximately $12,000.

Avenue Q Contract Termination

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive run at Wynn Las Vegas at the end of May 2006. To terminate the contract, we will pay a contract termination fee of $5.0 million. This fee has been recorded in the current quarter in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). We intend to remodel the Broadway Theater, which presents “Avenue Q,” and adjacent areas to accommodate “Monty Python’s Spamalot.” We have not yet determined the total costs of remodeling the theater and adjacent areas, nor have we determined the opening date for “Monty Python’s Spamalot.”

Corporate expenses and other

Corporate expenses reflect costs such as salaries and other general and administrative expenses that are not allocated to Wynn Las Vegas or Wynn Macau. Prior to opening Wynn Las Vegas, corporate expenses were reported as pre-opening expenses. Consequently, the corporate expenses of approximately $10.7 million in the first quarter of 2006 represent such unallocated expenses and have no comparative amount for the first quarter of 2005. Total stock option expense of $3.0 million for the first quarter of 2006 resulting from the adoption of SFAS No. 123R is also included in corporate expenses and other.

Other non-operating costs and expenses

Interest and other income increased by $2.2 million for the first quarter of 2006 compared to the first quarter of 2005. This increase is due primarily to higher interest rates earned on cash balances.

Interest expense, net of capitalized interest increased by $33.8 million for the first quarter of 2006 compared to the first quarter of 2005, due primarily to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened.

We seek to manage the interest rate risk associated with our variable rate borrowings through balancing fixed-rate and variable-rate borrowings supplemented by the use of derivative financial instruments as required or considered necessary. We were required to, and did obtain through interest rate swap arrangements, interest rate protection for portions of our borrowings under our credit facilities. These interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The fair value of the interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as non-operating income or expense in each period. The financial information shown above reflects approximately $6.3 million of income for the first quarter of 2006 resulting from the increase in the fair value of our interest rate swaps from December 31, 2005 to March 31, 2006. The first quarter of 2005 includes income of $7.7 million resulting from the increase in the fair value of interest rate swaps between December 31, 2004 and March 31, 2005.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. During the first quarter of 2005, we were solely a development stage company without material operations. During this period, net cash used in operations was $5.9 million. On April 28, 2005, we opened Wynn Las Vegas and began generating cash from operations. Net cash from operations in the first quarter of 2006 was $33.3 million.

Capital Resources

At March 31, 2006, we had approximately $477.0 million of cash and cash equivalents available for use without restriction, including for new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Wynn Macau and Encore. Of this, approximately $314.7 million is held by Wynn Resorts, Limited, which is not a guarantor the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. However, Wynn Resorts, Limited has provided an equity commitment agreement to Wynn Las Vegas, LLC’s secured lenders, which obligates Wynn Resorts, Limited to contribute up to $215.3 million for Encore project costs if Wynn Las Vegas, LLC is unable to pay such costs.

We require a certain amount of cash on hand for operations. Otherwise we attempt to minimize the amount of cash held in banks. Accordingly, excess funds are swept from accounts into overnight investments or to repay borrowings under our credit facilities.

At March 31, 2006, we had approximately $408.2 million in restricted cash and investments from the proceeds of our debt and equity financings. Of this amount, approximately $364.4 million is restricted for the remaining costs of Wynn Las Vegas and the construction, development and pre-opening expenses of Encore, including $80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore as a completion guarantee); approximately $35.0 million is restricted for the ongoing development, construction and pre-opening expenses of Wynn Macau; and approximately $7.5 million is restricted for the semi-annual interest payment on our 6% Convertible Subordinated Debentures due 2015 (the “Convertible Debentures”), due and payable on July 15, 2006. In addition, there is approximately $1.3 million restricted for certain sales tax and other payments. Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities, as required by agreements governing the Company’s debt facilities.

Convertible Debentures Conversions

Through May 1, 2006, approximately $25.2 million principal amount of the Debentures were converted by those holders into 1,096,255 shares of the common stock of Wynn Resorts, Limited. This has reduced our long-term debt accordingly and will decrease our interest expense by approximately $1.5 million annually.

Construction and Development

Wynn Las Vegas

As of March 31, 2006, approximately $15.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. We expect these final costs to be paid in the second quarter of 2006.

Beginning in the third quarter of 2005, we made and continue to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas credit facilities, we are permitted to make up to $80.0 million of capital expenditures in 2006, of which we have expended approximately $6.3 million in the first quarter of 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Encore at Wynn Las Vegas

Our lenders approved the Encore budget, plans and specifications on March 31, 2006. On April 28, 2006, one year after opening Wynn Las Vegas, we broke ground and commenced construction on Encore. We expect to open Encore to the public by the end of 2008.

Wynn Macau

In June 2004, we began construction of Wynn Macau. Design and construction is progressing on schedule and within budget. Many areas in the first phase of the project, including the information technology data center, several floors of guestrooms and suites in the hotel tower, the loading dock and main kitchen storage area, have been handed over to operations. Final finish work is in progress on several restaurants, in the casino and other areas.

Construction milestones since groundbreaking include the following:

Phase I

•	The parking garage, information technology data center, loading dock, main kitchen storage area and lowrise podium superstructure are complete;
•	Fit-out work in the main and VIP casinos, the hotel retail promenade, the spa and salon, several restaurants, the business center, the lobby lounge, the Café and other areas is progressing significantly;
•	Stone installation is complete in the highrise hotel tower and the wall cover installation has commenced on the 14th through the 22nd floors;
•	Furniture installation has begun and is in progress in the rooms on the 9th through 12 floors;
•	Interior millwork is progressing in many areas of the casino and hotel areas;
•	Tiling, awning installation, tree planting and other activities are ongoing in the swimming pool area; and
•	Waterproofing is complete on the front fountain feature and equipment installation is in progress.

Phase II (expansion)

•	Design is largely complete;
•	Piling and pile cap activities are largely complete;
•	Basement retaining walls for the moving front feature attraction have been completed; and
•	The ground floor slab is complete and first floor slab is in progress.

The current total project budget for Wynn Macau is approximately $1.2 billion, including contingencies, but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows. Under the amended and restated construction contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by one of our subsidiaries) based on an existing scope of work and design specifications for both the first phase and the expansion as provided by us, for a guaranteed maximum price of approximately $457.2 million (including the contractors’ fee and contingency). We expect that upon receipt of required lender consent, the guaranteed maximum price will be increased by approximately $23.0 million to reflect addition of the previously announced casino expansion and certain suite enhancements to the second phase of Wynn Macau.

As of March 31, 2006, the Company has incurred approximately $554.5 million of a total $1.2 billion project budget. Approximately $622.4 million remains to be spent to complete Wynn Macau.

Financing Activity

Wynn Las Vegas and Encore

A final accounting for Wynn Las Vegas is expected in the second quarter of 2006. Wynn Las Vegas’ estimated $2.74 billion total project cost has been, and will be, funded from a combination of contributed capital from the original shareholders of Valvino Lamore, LLC (the predecessor of Wynn Resorts, Limited), proceeds from sales of our common stock, proceeds from the issuance of the 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of the 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”), and a portion of Wynn Las Vegas, LLC’s $1.0 billion credit facilities (the “Wynn Las Vegas Credit Facilities”), which consist of a $400 million term loan facility (the “Term Loan”) and a $600 million revolving facility (the “Revolver”).

The Revolver is available for Wynn Las Vegas’ general corporate purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Macau, S.A. as subordinated debt. This borrowing was repaid by Wynn Las Vegas, LLC in the third quarter of 2005; consequently, as of March 31, 2006, the entire $600.0 million Revolver was available for future borrowings for the construction of Encore or for other uses as necessary.

We have designated, and expect to continue to designate, borrowings under the Wynn Las Vegas Credit Facilities as Eurodollar Loans. These Eurodollar Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% for the Revolver loans and LIBOR plus 2.125% for the Term Loan. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. After the opening of Encore, the applicable borrowing margins for Eurodollar revolving loans will range from 1.25% to 2.5% per annum depending on Wynn Las Vegas, LLC’s leverage ratio. In addition to interest, we also pay quarterly in arrears, 0.75% per annum on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio and will range from 0.25% to 0.50% per annum.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations and guarantees are secured by: (1) a first priority security interest on a $30.0 million liquidity reserve account; (2) a $50.0 million completion guarantee deposit account held by Wynn Completion Guarantor, LLC; (3) the remaining previously funded proceeds of the Wynn Las Vegas Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding a corporate aircraft owned by World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

The Revolver will terminate and be payable in full on December 14, 2009, and the Term Loan will mature on December 14, 2011.

We have spent approximately $76.2 million on Encore through March 31, 2006. These costs have been funded from the Wynn Las Vegas Credit Facilities and the First Mortgage Notes. We expect that the available remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient to pay for expenditures of up to $1.52 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding $1.52 billion are expected to be funded by the issuance of up to $100.0 million of additional First Mortgage Notes and/or contributions from Wynn Resorts, Limited. On March 31, 2006, Wynn Resorts, Limited delivered an equity commitment agreement to the lenders under the Wynn Las Vegas Credit Facilities. Under this agreement, Wynn Resorts has committed to pay up to $215.3 million of Encore project costs if Wynn Las Vegas, LLC is unable to do so.

On March 15, 2006, we amended our Wynn Las Vegas credit facilities to (a) allow us to issue up to $100.0 million of additional First Mortgage Notes; (b) simplify draw procedures under the agreement governing our access to proceeds from our borrowings (the “Disbursement Agreement”); (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the approval of the Encore budget, plans and specifications; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

The final costs of Wynn Las Vegas will be paid from previously funded amounts under the First Mortgage Notes and the Term Loan and the ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Wynn Las Vegas Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Wynn Las Vegas Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Wynn Las Vegas Credit Facilities; and

•	Fourth, by using the funds from the completion guarantee deposit account.

We have two interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Wynn Macau

Financing for Wynn Macau’s design, development, construction and pre-opening expenses is provided by a combination of cash on hand in the form of base equity loans totaling $230 million, subordinated loan financing (provided from funds borrowed under the Wynn Las Vegas, LLC revolving credit facility) totaling $80 million, and a senior secured credit facility. Wynn Macau, S.A.’s senior secured credit facility of $764 million includes $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of March 31, 2006, we had borrowed approximately $193.9 million under the Wynn Macau, S.A. senior secured credit facility.

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

We began to draw under the senior bank facility in October 2005, after expenditure of the base equity and subordinated funding. Through March 31, 2006, we incurred approximately $554.5 million of the total $1.2 billion of budgeted project costs. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $688.0 million, land acquisition costs of approximately $49.0 million, costs related to the additional casino expansion of approximately $70.0 million and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $368.6 million. These costs have been, and will continue to be, paid from the previously funded $230.0 million base equity loans from Wynn Resorts and $80.0 million borrowed under Wynn Las Vegas, LLC’s revolving credit agreement and loaned as subordinated debt, as well as Wynn Macau, S.A.’s $764.0 million senior secured credit facilities and cash flows from operations once Wynn Macau opens. As of March 31, 2006, project costs still to be incurred totaled approximately $622.4 million.

In addition to the above financing sources, we have $30.0 million (plus $2.1 million of accumulated interest earnings) of long-term restricted cash reserved as contingent equity. We have entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau, S.A. credit facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Other

We also have outstanding at March 31, 2006 approximately $42.3 million of an original $44.75 million borrowing secured by one of our corporate aircraft. This loan matures on May 24, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10.0 million.

Other Liquidity Matters

Wynn Resorts, Limited is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; provided that the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of subconcession sales.

If completion of the Encore or Wynn Macau projects is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under Wynn Las Vegas, LLC’s credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau, upon opening, will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, as well as other domestic or international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts, Limited or through subsidiaries separate from the Wynn Las Vegas and Wynn Macau-related entities.

Wynn Resorts, Limited’s articles of incorporation provide that Wynn Resorts, Limited may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by our Board of Directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and will increase our leverage ratio.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that management apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty and, therefore, actual results could differ from our estimates.

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

The remaining estimated useful lives of assets are periodically reviewed for continued applicability.

Our leasehold interest in the land leased in Macau under the land concession contract entered into in June 2004 is being amortized over 25 years, to reflect the initial term of the concession contract, which currently terminates in June 2029. Depreciation on the majority of the assets comprising Wynn Macau, however, will commence in the third quarter of 2006, when Wynn Macau opens. The maximum useful life of certain gaming-related assets at Wynn Macau will be the remaining life of the gaming concession, which currently expires in June 2022. Consequently, depreciation related to certain gaming assets of Wynn Macau will generally be charged on an accelerated basis when compared to Wynn Las Vegas.

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

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

During our development stage, we accumulated significant net operating losses which, among other things, generated significant deferred tax assets. At March 31, 2006, we had net deferred tax assets of $112.4 million. At this time, because of our limited operating history, we have fully reserved these net deferred tax assets. If these net deferred tax assets become more likely than not realizable as defined by SFAS No. 109, we intend to appropriately reduce the deferred tax asset reserves.

Black-Scholes stock option valuation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” See further discussion below under “Recently Issued Accounting Standards.” We adopted this statement on January 1, 2006, under the modified prospective method and use the Black-Scholes valuation model to measure the fair value of equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

Allowance for Estimated Doubtful Accounts Receivable

We evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At March 31, 2006, approximately 60% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted this statement on January 1, 2006 under the modified prospective method and use the Black-Scholes valuation model to value the equity instruments issued. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and will therefore impact our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

The adoption of SFAS No. 123(R) and the related interpretations resulted in the Company’s elimination of approximately $15.8 million of deferred compensation against additional paid-in capital and the recognition of approximately $3.0 million ($0.03 per share) of compensation cost related to stock options in the following divisions (amounts in thousands):

Casino	$651
Rooms	141
Food & Beverage	271
Entertainment, retail and other	60
General and administrative	1,382
Pre-opening expenses	488

Total	$2,993

See Note 2. Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements, for a description of other recently issued accounting pronouncements which are relevant to the Company but which we believe will not have a material impact on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings, and using hedging activities. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations. We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Swap Information

In 2003, 2004 and 2005, we entered into interest rate swap arrangements relating to certain of our floating-rate debt facilities. We account for these swaps under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations.

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

Concurrent with the refinancing, we entered into two new interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200.0 million notional amount set forth in each of the swap instruments from February and March 2005, respectively, through December 2008. Although these interest rate swaps are highly effective economically in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%, changes in fair value of these interest rate swaps for each reporting period are, and will continue to be, recorded as a component of other income (expense), net as the swaps do not qualify for hedge accounting.

Wynn Macau swaps

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

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the U.S. dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.84% and 7.77%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as a component of other income (expense), net as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values of our interest rate swap arrangements (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of March 31, 2006 and 2005 and as of December 31, 2005 and 2004 (amounts in thousands):

	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	Total Interest Rate Swap Asset / (Liability)
Asset / (liability) fair value at March 31, 2006	$13,878	$1,202	$15,080
Asset / (liability) fair value at December 31, 2005	$10,523	$(1,788)	$8,735
Asset / (liability) fair value at March 31, 2005	$8,283	$—	$8,283
Asset / (liability) fair value at December 31, 2004	$583	$—	$583

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

Interest Rate Sensitivity

For the three months ended March 31, 2006, we incurred approximately $42.3 million in interest. Certain amounts of our outstanding indebtedness for the period was based upon a variable, LIBOR or HIBOR rates plus a premium. A 1% increase in the variable rates would have increased our interest cost for the three months ended March 31, 2006 by approximately $165,000.

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

Certain Asian countries have publicly asserted their desire to eliminate the linkage of the Hong Kong dollar to the U.S. dollar. As a result, the Hong Kong dollar and the Macau pataca may not be linked to the U.S. dollar in the future, which may result in severe fluctuations in the exchange rate for these currencies. We also cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

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

(b) Changes in Internal Control Over Financial Reporting. At December 31, 2005, the Company’s controls over the formal designation, documentation and the continual evaluation and assessment of its derivative instruments were not adequately designed to determine that derivative instruments were not appropriately documented or accounted for in accordance with Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) in order to have hedge accounting treatment. Consequently, during the quarter ended March 31, 2006, the Company adopted requirements for additional consultation and review policies and procedures intended to ensure that derivative instruments, when entered into, are properly documented and accounted for in accordance with SFAS 133. Other than to address this issue, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Debentures Conversions

The Debentures are currently convertible at each holder’s option into shares of the Company’s common stock at a conversion price of $23.00 per share (equivalent to 43.4782 shares per $1,000 principal amount). During the first quarter of 2006, we issued shares of common stock upon conversion of Debentures, as set forth below:

Date	Principal Amount of Debentures Converted	Number of Shares Issued Upon Conversion
February 17, 2006	$1,480,000	64,347
February 23, 2006	$1,000,000	43,478
February 24, 2006	$1,296,000	56,347
March 10, 2006	$549,000	23,869
March 16, 2006	$9,804,000	426,260
Total conversions through March 31, 2006	$14,129,000	614,301

The shares of Common Stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

Dividend Restrictions

We have never declared or paid cash dividends on any shares of our common stock. We currently intend to retain all available funds and any future consolidated earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends.

Wynn Resorts, Limited is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts, Limited subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts, Limited. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; provided that the Wynn Macau, S.A. loan documents permit distribution of the proceeds of subconcession sales.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	First Amendment to Employment Agreement, dated as of February 3, 2006, between Wynn Las Vegas, LLC and Andrew Pascal. (3)

10.2	Subconcession Sale Agreement, dated as of March 4, 2006, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Publishing and Broadcasting, Ltd. (4)

10.3	Third Amendment to Credit Agreement, dated as of March 15, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the lenders (as defined therein. (4)

10.4	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas. (4)

10.5	Description of Performance Based Incentive Plan Bonus Criteria for Calendar Year 2006. (5)

*10.6	Commitment to Pay Project Costs, dated as of March 31, 2006, by and between Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as Trustee.

*10.7	Employment Agreement, dated as of October 1, 2005, between Wynn Las Vegas, LLC and Matt Maddox.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on February 9, 2006 and incorporated herein by reference.
(4)	Previously filed with the Annual Report on Form 10-K filed by the Registrant on March 16, 2006 and incorporated herein by reference.
(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 29, 2006 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 10, 2006

By:	/s/ JOHN STRZEMP
John Strzemp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)