Form 10-Q
period 2006-06-30
WYNN RESORTS LTD
filed 2006-08-08
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-50028

WYNN RESORTS, LIMITED

(Exact name of registrant as specified in its charter)

Nevada	46-0484987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common stock, $0.01 par value	100,881,695

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$378,952	$434,289
Restricted cash and investments	82,272	98,271
Receivables, net	65,772	88,468
Inventories	49,951	39,884
Prepaid expenses	25,110	23,630

Total current assets	602,057	684,542

Restricted cash and investments	372,324	344,331
Property and equipment, net	2,814,005	2,663,870
Intangibles, net	69,862	60,480
Deferred financing costs, net	88,165	95,619
Deposits and other assets	149,859	91,371
Investment in unconsolidated affiliates	5,193	5,070

Total assets	$4,101,465	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,696	$15,489
Current portion of long-term land concession obligation	9,211	8,984
Accounts and construction payable	75,078	79,768
Accrued interest	14,554	15,733
Accrued compensation and benefits	38,731	36,772
Other accrued expenses	24,633	28,374
Customer deposits and other liabilities	36,973	66,120
Construction retention	15,806	18,539

Total current liabilities	230,682	269,779

Long-term debt	2,279,617	2,090,846
Long-term land concession obligation	14,594	19,218
Other long-term liabilities	1,088	1,788
Construction retention	5,717	757

Total liabilities	2,531,698	2,382,388

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 100,706,646 and 99,331,294 shares issued and outstanding	1,007	993
Additional paid-in capital	1,995,654	1,972,847
Deferred compensation - restricted stock	—	(15,784)
Accumulated other comprehensive (loss)	(229)	—
Accumulated deficit	(426,665)	(395,161)

Total stockholders’ equity	1,569,767	1,562,895

Total liabilities and stockholders’ equity	$4,101,465	$3,945,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Operating revenues:
Casino	$113,527	$98,715	$240,041	$98,715
Rooms	69,222	44,632	137,399	44,632
Food and beverage	77,686	48,056	152,320	48,056
Entertainment, retail and other	49,389	34,651	98,346	34,659

Gross revenues	309,824	226,054	628,106	226,062
Less promotional allowances	(36,454)	(24,934)	(77,511)	(24,934)

Net revenues	273,370	201,120	550,595	201,128

Operating costs and expenses:
Casino	57,920	42,280	121,156	42,280
Rooms	18,140	11,780	35,125	11,780
Food and beverage	49,423	33,706	94,182	33,706
Entertainment, retail and other	34,112	20,262	66,626	20,266
General and administrative	49,011	31,010	95,976	31,014
Provision for doubtful accounts	3,646	8,599	6,575	8,599
Pre-opening costs	17,028	43,365	25,974	81,469
Depreciation and amortization	40,542	26,125	82,327	29,619
Contract termination fee	—	—	5,000	—
Property charges and other	2,376	48	7,325	110

Total operating costs and expenses	272,198	217,175	540,266	258,843

Equity in income from unconsolidated affiliates	511	251	1,086	251

Operating income/(loss)	1,683	(15,804)	11,415	(57,464)

Other income/(expense):
Interest and other income	9,617	6,983	18,049	13,165
Interest expense	(35,307)	(27,143)	(71,250)	(29,292)
Increase/(decrease) in swap fair value	4,246	(5,814)	10,591	1,887

Other income (expense), net	(21,444)	(25,974)	(42,610)	(14,240)

Loss before income taxes	(19,761)	(41,778)	(31,195)	(71,704)

Provision for income taxes	(309)	—	(309)	—

Net loss	$(20,070)	$(41,778)	$(31,504)	$(71,704)

Basic and diluted (loss) per common share:
Net loss:
Basic	$(0.20)	$(0.43)	$(0.32)	$(0.73)
Diluted	$(0.20)	$(0.43)	$(0.32)	$(0.73)
Weighted average common shares outstanding:
Basic	99,830	98,203	99,286	98,132
Diluted	99,830	98,203	99,286	98,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net loss	$(31,504)	$(71,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82,327	29,619
Stock-based compensation	7,802	2,653
Amortization of deferred financing costs	7,466	6,597
Provision for doubtful accounts	6,575	8,599
Property charges and other	7,325	5
Equity in income of unconsolidated affiliates, net of distributions	(123)	(251)
Increase in swap fair value	(10,591)	(1,887)
Increase (decrease) in cash from changes in:
Receivables	16,121	(63,916)
Inventories and prepaid expenses	(11,547)	(31,433)
Accounts payable and accrued expenses	(32,393)	103,395

Net cash provided by (used in) operating activities	41,458	(18,323)

Cash flows from investing activities:
Capital expenditures	(225,584)	(559,393)
Restricted cash and investments	(11,994)	350,355
Investment in unconsolidated affiliates	—	(3,500)
Intangibles and other assets	(73,527)	(20,535)
Proceeds from sale of equipment	—	24

Net cash used in investing activities	(311,105)	(233,049)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,788	1,065
Proceeds from the issuance of long-term debt	227,279	437,186
Principal payments on long-term debt	(13,032)	(19,354)
Payments on long-term land concession obligation	(4,397)	(4,222)
Payment for deferred financing costs	(328)	(7,768)

Net cash provided by financing activities	214,310	406,907

Cash and cash equivalents:
Increase in cash and cash equivalents	(55,337)	155,535
Balance, beginning of period	434,289	330,261

Balance, end of period	$378,952	$485,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and completed an initial public offering of its common stock on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 as a Nevada limited liability company to purchase the Desert Inn Resort and Casino for the site of the Company’s first casino resort in Las Vegas, Nevada, hereinafter referred to as “Wynn Las Vegas.”

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

The Company commenced operations with the opening of Wynn Las Vegas on April 28, 2005. The construction and development of Wynn Macau and the expansion of Wynn Las Vegas, known as “Encore at Wynn Las Vegas” or “Encore,” are ongoing. For the periods presented prior to April 28, 2005, the Company was solely a development stage company.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Summary of Significant Accounting Policies

Reclassifications

Amounts previously classified as “Loss on sale of assets” and “Loss from incidental operations” for the three and six months ended June 30, 2005 have been reclassified as “property charges and other” to conform with the presentation for the three and six months ended June 30, 2006. These reclassifications had no effect on the previously reported net loss.

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

casino customers following investigations of creditworthiness. At June 30, 2006 and December 31, 2005, approximately 61% and 70%, respectively of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, average and specific identification methods.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three and six months ended June 30, 2006 and 2005 is primarily included in casino expenses as follows (amounts in thousands):

	June 30, 2006		June 30, 2005
	3 months	6 months	3 months	6 months
Rooms	$5,916	$12,044	$4,150	$4,150
Food & Beverage	13,385	29,232	9,981	9,981
Entertainment, retail and other	2,126	4,756	2,258	2,258

Total	$21,427	$46,032	$16,389	$16,389

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. Advertising costs incurred in development periods are included in pre-opening costs. Since the opening of Wynn Las Vegas on April 28, 2005,

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

advertising costs relating to Wynn Las Vegas have been included in general and administrative expenses, while any advertising costs relating to Wynn Macau or, when it becomes applicable, Encore, will continue to be included in pre-opening costs. Total advertising costs for the three and six months ended June 30, 2006 and 2005 are as follows (amounts in thousands):

	June 30, 2006		June 30, 2005
Expense category:	3 months	6 months	3 months	6 months
General and administrative	$5,496	$10,960	$1,673	$1,673
Pre-opening costs	602	681	6,801	9,321

Total	$6,098	$11,641	$8,474	$10,994

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

Further information on the Company’s share-based compensation arrangements is included in Note 11. Share-Based Compensation.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes the adoption of this statement, effective January 1, 2007, will not have a material impact on its consolidated financial statements.

3. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”) and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities. For the three and six months ended June 30, 2006 and 2005, the Company has recorded net losses causing potentially dilutive securities to be anti-dilutive. As a result, basic EPS is equal to diluted EPS for all periods presented. The calculation of diluted EPS at June 30, 2006 excludes

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the following anti-dilutive securities: 3,329,750 shares issuable upon exercise of stock options, 270,000 shares under nonvested stock grants and 9,768,948 shares issuable upon conversion of the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). The calculation of diluted EPS at June 30, 2005 excludes the following anti-dilutive securities: 2,674,300 shares issuable upon exercise of stock options, 1,033,892 shares under nonvested stock grants and 10,869,550 shares issuable upon conversion of the Debentures.

4. Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2006 was (amounts in thousands):

	June 30, 2006
	3 months	6 months
Net loss	$(20,070)	$(31,504)
Currency translation adjustment	(229)	(229)

Comprehensive loss	$(20,299)	$(31,733)

Prior to the second quarter of 2006, the impact of the currency translation adjustment on the financial statements of the Company was not material.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2006 and 2005 totaled approximately $80.1 million and $63.4 million, respectively. Interest capitalized for the six months ended June 30, 2006 and 2005 totaled approximately $14.9 million and $41.3 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Wynn Macau that was capitalized into construction in progress for the six months ended June 30, 2006 and 2005 totaled approximately $1.0 million and $1.1 million, respectively.

During the six months ended June 30, 2006, approximately $25.3 million principal amount of the Debentures were converted into 1,100,602 shares of the common stock of Wynn Resorts, Limited. Accordingly, long-term debt was reduced by approximately $25.3 million, equity was increased by approximately $24.6 million and deferred financing costs were reduced by approximately $669,000.

During the six months ended June 30, 2006, approximately $1.1 million of decreases in construction payables and retention were included in capital expenditures. During the six months ended June 30, 2005, capital expenditures include approximately $648,000 of payments made to decrease construction payables and retention.

6. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, which services include household services, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At June 30, 2006 and December 31, 2005, the Company owed Mr. Wynn and the other officers approximately $285,000 and $412,000, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Wynn Collection

From the opening of Wynn Las Vegas through February 2006, the resort included an art gallery that displayed rare paintings from a private collection of fine art owned by Mr. and Mrs. Wynn. The Company leased the artwork from Mr. and Mrs. Wynn for an annual fee of one dollar ($1), and the Company was entitled to retain all revenues from the public display of the artwork and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding the artwork, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of the art. In February 2006, the Company closed the art gallery and began converting the gallery location into additional retail stores. The Company continues to lease works of art from Mr. and Mrs. Wynn for an annual fee of one dollar ($1) and continues to display certain pieces throughout Wynn Las Vegas. All expenses in exhibiting and safeguarding the artwork displayed at Wynn Las Vegas are the responsibility of the Company.

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

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined each year by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee has determined the rent for each annual period from July 1, 2005 through June 30, 2008 is $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

7. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	June 30, 2006	December 31, 2005
Casino	$68,336	$83,936
Hotel	13,725	12,660
Other	5,205	7,684

	87,266	104,280
Less: allowance for doubtful accounts	(21,494)	(15,812)

	$65,772	$88,468

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	June 30, 2006	December 31, 2005
Land and improvements	$602,592	$599,278
Buildings and improvements	1,162,508	1,159,364
Airplanes	57,582	57,582
Furniture, fixtures and equipment	615,123	594,474
Leasehold interest in land	67,230	67,118
Construction in progress	480,389	286,570

	2,985,424	2,764,386
Less: accumulated depreciation	(171,419)	(100,516)

	$2,814,005	$2,663,870

As of June 30, 2006 and December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with the Wynn Macau and Encore projects.

9. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30, 2006	December 31, 2005
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
6% Convertible Subordinated Debentures, due July 15, 2015	224,686	250,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 7.6% and 6.7%)	—	10,000
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 7.5% and 6.5%)	400,000	400,000
Senior Term Loan Facilities; due September 14, 2011; interest at LIBOR or HIBOR plus 3.0%, decreasing to LIBOR or HIBOR plus 2.75% upon opening of Wynn Macau (approximately 8.35% and 7.3%)	306,044	78,944
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.725% and 6.902%)	41,057	43,536
Note payable - Aircraft; interest at 5.67%	13,635	13,986
12% Second Mortgage Notes, net of original issue discount of approximately $395 and $440, respectively due November 1, 2010	9,747	9,702
Other	144	167

	2,295,313	2,106,335
Current portion of long-term debt	(15,696)	(15,489)

	$2,279,617	$2,090,846

Wynn Las Vegas Credit Facilities

On March 15, 2006, the Company amended the agreement (the “Credit Agreement”) governing its $600 million Revolving Credit Facility and its $400 million Delay Draw Term Loan Facility (together, the “Wynn Las Vegas Credit Facilities” or the “Credit Facilities”) to (a) allow the Company to issue up to $100.0 million of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

additional 6 5/8% First Mortgage Notes due December 1, 2014 (the “First Mortgage Notes”); (b) simplify draw procedures under the agreement governing the disbursement of funds restricted under the Credit Agreement (the “Disbursement Agreement”); (c) consolidate certain accounts under the Disbursement Agreement; (d) amend and clarify certain of the conditions for the approval of the budget, plans and specifications of Encore; (e) extend the outside opening date for Encore and the outside completion date for Encore to June 30, 2009 and September 30, 2009, respectively; and (f) permit expenditures of up to $150.0 million on Encore prior to the execution of a guaranteed maximum price contract.

On June 30, 2006, in anticipation of a contemplated refinancing of the Credit Facilities, the Company further amended the Credit Agreement to: (i) clarify the Credit Agreement’s definition of “Consolidated Total Debt”; and (ii) change the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) applicable on Quarterly Dates (as defined in the Credit Agreement) on or prior to September 30, 2007 from 2.25:1 to 2.00:1.

On July 7, 2006, the Company engaged Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Bank of America, N.A. and Banc of America Securities LLC in connection with the proposed refinancing of the Wynn Las Vegas Credit Facilities.

Wynn Macau Credit Facilities

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate allowing Wynn Macau, S.A. to amend certain provisions of its credit agreement to permit Wynn Macau to fund the additional $68.4 million in costs associated with three change orders to its guaranteed maximum price construction contract and other increases in Wynn Macau’s project budget entirely from its existing $764 million senior secured credit facilities. The additional costs are to be incurred in connection with preparatory work for additional gaming space located in the expansion of Phase II, a series of enhancements and upgrades to the overall project and an electronic marquee sign at the entrance to Wynn Macau.

Wynn Macau will fund $60.5 million from its existing $72 million contingent debt facility and $7.9 million of costs from its existing $20 million credit facility with Banco Nacional Ultramarino, S.A.

Debt Covenant Compliance

As of June 30, 2006, the Company was in compliance with all covenants governing the Company’s debt facilities.

10. Interest Rate Swaps

The Company has entered into interest rate swap arrangements to effectively fix the interest on certain floating-rate debt borrowings. The following table presents the historical asset or (liability) fair values of the Company’s interest rate swap arrangements (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of June 30, 2006 and December 31, 2005 (amounts in thousands):

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
June 30, 2006	$15,853	$3,473	$19,326
December 31, 2005	$10,523	$(1,788)	$8,735

The fair value approximates the amount the Company would receive or pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore is subject to significant estimation and a high degree of variability of fluctuation between periods.

The Company accounts for these interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations. Accordingly, during the three and six months ended June 30, 2006 and 2005, the Company recorded the following amounts as increases or decreases to swap fair value, a component of other income (expense) (amounts in thousands):

Increase/(Decrease) in Swap Fair Value for the periods:	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
Three months ended June 30, 2006	$1,975	$2,271	$4,246
Six months ended June 30, 2006	$5,330	$5,261	$10,591
Three months ended June 30, 2005	$(5,814)	$—	$(5,814)
Six months ended June 30, 2005	$1,887	$—	$1,887

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

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. As of June 30, 2006, 4,606,712 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the Stock Plan as of June 30, 2006, and the changes during the six months then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,484,800	$36.62
Granted	143,500	$68.24
Exercised	(224,750)	$21.30
Canceled	(73,800)	$39.45

Outstanding at June 30, 2006	3,329,750	$38.92	8.01	$114,536,038

Exercisable at June 30, 2006	1,117,500	$23.09	7.08	$56,115,163

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $30.65 and $24.84, respectively. The total intrinsic value of the options exercised for the six months ended June 30, 2006 and 2005 was $11.0 million and $2.3 million, respectively. Net cash proceeds from the exercise of stock options were $4.8 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. Since all deferred tax assets are fully reserved, these amounts did not create any tax benefit.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of June 30 2006 and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	789,169	$28.35
Granted	50,000	$74.46
Vested	(569,169)	$13.25
Canceled	—	$—

Nonvested at June 30, 2006	270,000	$68.70

During the three and six months ended June 30, 2006, the Company recognized compensation cost related to nonvested shares of Common Stock of approximately $1.5 million and $2.9 million, respectively. During the three and six months ended June 30, 2005, the Company recognized compensation cost related to the nonvested shares of Common Stock of approximately $1.8 million and $3.7 million. Of these amounts, approximately $418,000 and $539,000 was capitalized to construction in progress for the three months ended June 30, 2006 and 2005, respectively. Approximately $957,000 and $1.1 million was capitalized for the six months ended June 30, 2006 and 2005, respectively. Approximately $16.6 million of unamortized compensation cost relating to nonvested shares of Common Stock at June 30, 2006, will be recognized as compensation over the vesting period of the related grants through May 2011.

Compensation Cost

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts the Company’s departmental expenses (and related operating margins), pre-opening costs and construction in progress for the Company’s development projects, and the Company’s general and administrative expenses (including corporate expenses).

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to the Company’s common stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. After adoption of SFAS No. 123(R), the Company used the simplified method prescribed by SAB No. 107 for companies with a limited trading history, to estimate expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	June 30, 2006		June 30, 2005
	3 months	6 months	3 months	6 months
Expected dividend yield	—	—	—	—
Expected stock price volatility	—	32.5%	35.33%	35.33%
Risk-free interest rate	—	4.9%	3.9%	3.9%
Expected average life of options (years)	—	7.0	5.5	5.5

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006 resulted in the Company’s elimination of approximately $15.8 million of deferred compensation against additional paid-in capital. For the three and six months ended June 30, 2006, adoption of SFAS No. 123(R) and the related interpretations resulted in the recognition of approximately $2.9 million ($0.03 per share) and $5.9 million ($0.06 per share) of compensation cost related to stock options. The compensation cost for the three and six months ended June 30, 2006 is allocated as follows (amounts in thousands):

	June 30, 2006
	3 months	6 months
Casino	$653	$1,304
Rooms	133	274
Food & Beverage	268	539
Entertainment, retail and other	76	136
General and administrative	1,312	2,656
Preopening expenses	462	950

Total stock option costs expensed	2,904	5,859
Total stock option costs capitalized	45	83

Total stock option costs	$2,949	$5,942

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the three and six months ended June 30, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the three and six months ended June 30, 2005 (amounts in thousands):

	June 30, 2005
	3 months	6 months
Net loss as restated	$(41,778)	$(71,704)
Less: total stock-based employee compensation expenses determined under the fair value method for all awards	(2,182)	(3,998)

Proforma net loss	$(43,960)	$(75,702)

Basic and diluted loss per share:
As reported	$(0.43)	$(0.73)

Proforma	$(0.45)	$(0.77)

12. Commitments and Contingencies

Wynn Las Vegas

Construction and Remodeling. As of June 30, 2006, approximately $4.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. The Company expects these final costs to be paid in the third quarter of 2006.

In the third quarter of 2005, the Company began to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC credit facilities, the Company is permitted up to $80.0 million of capital expenditures in 2006, of which approximately $46.4 million was spent during the six months ended June 30, 2006. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Entertainment Productions. In 2002, the Company became a party to long-term agreements for the licensing, creation, development and production of “Le Rêve,” the water-based production show which opened at Wynn Las Vegas on April 28, 2005. In 2004, the Company also purchased the rights to, and in August 2005 began to present, the Tony Award-winning musical production “Avenue Q,” in Wynn Las Vegas’ Broadway Theater.

Under the agreements relating to “Le Rêve” and “Avenue Q,” the Company was required to make payments to the creators and producers of each show based upon certain criteria including net ticket sales or profits.

On May 28, 2006, the Company ended Avenue Q’s production run at Wynn Las Vegas. To terminate the contract, the Company paid a contract termination fee of $5.0 million, which was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Company intends to present “Monty Python’s Spamalot” in the renovated Broadway Theater. The Company expects to commence public performances of “Monty Python’s Spamalot” in the first quarter of 2007.

In April 2006, the Company canceled the 189,723 nonvested shares of Wynn Resorts’ common stock granted, subject to certain performance criteria, to the executive producer of “Le Reve.”

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On May 31, 2006, Wynn Las Vegas entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously only licensed to Wynn Las Vegas. Wynn Las Vegas paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and repaid approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve”. The rights acquired enable Wynn Las Vegas to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

Encore Construction and Development. On March 31, 2006, the Company’s lenders approved a $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans & Specs”). Encore’s design features a 2,042-room hotel tower fully integrated with Wynn Las Vegas, consisting of approximately 132 suites and 1,910 guest rooms, an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Encore Budget, Plans & Specs includes approximately $70.0 million to be incurred for an additional employee parking garage located on our Koval property, a related pedestrian bridge, and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.” The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by the end of 2008.

Through June 30, 2006, the Company has incurred approximately $120.4 million of the Encore budget. These costs have been funded from the Credit Facilities and the proceeds of the First Mortgage Notes. The Company expects that the available remaining proceeds from the First Mortgage Notes, together with availability under the Credit Facilities and cash flow from operations, will be sufficient to pay for expenditures of approximately $1.5 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding approximately $1.5 billion are expected to be funded by an increase of up to $125.0 million of additional availability in the Credit Facilities and/or contributions from Wynn Resorts.

On March 31, 2006, Wynn Resorts, Limited delivered an equity commitment agreement to the lenders under the Wynn Las Vegas Credit Facilities. Under this agreement, Wynn Resorts has committed to pay up to $215.3 million of Encore project costs if Wynn Las Vegas, LLC is unable to do so.

Completion Guarantee and Liquidity Reserve. As part of the Wynn Las Vegas financing, the Company contributed $50.0 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas.

In addition, the Company deposited $30.0 million from the net proceeds of the initial public offering of Wynn Resorts’ common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas.

The liquidity reserve is solely for use of the Wynn Las Vegas project, which is expected to be closed out in the third quarter of 2006. Upon final completion, the liquidity reserve will be released and is expected to be applied to construction costs incurred in connection with Encore. At the final completion of Wynn Las Vegas, $30.0 million of the $50.0 million completion guarantee will be retained in connection with the construction of Encore.

Wynn Macau

Construction and Development. Under its casino concession agreement with Macau SAR, Wynn Macau, S.A. is constructing and will own and operate Wynn Macau, a casino resort facility in Macau’s inner harbor area.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wynn Macau is being constructed, and will open, in two phases. The first phase of Wynn Macau is expected to open in September of 2006. The second phase is expected to be open in stages and be fully completed by the fourth quarter of 2007.

Construction of Wynn Macau’s first phase commenced in June 2004 under a guaranteed maximum price construction contract (“the Construction Contract”) between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the Construction Contract was amended and restated to include the second phase of Wynn Macau. Under the amended and restated Construction Contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A., for a guaranteed maximum price of approximately $483 million (including the contractors’ fee and contingencies). The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the general contractor.

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate permitting Wynn Macau, S.A. to enter into three change orders to its guaranteed maximum price construction contract. The three change orders implement a series of amendments to the Construction Contract, including providing for the completion of the majority of the first floor of the Wynn Macau expansion as additional gaming space, a series of enhancements and upgrades to the overall project, and adding an electronic marquee sign at the entrance to Wynn Macau. The change orders increase the guaranteed maximum price under the Construction Contract from $457 million to approximately $483 million.

Through June 30, 2006, the Company had incurred approximately $716 million of the approximate total $1.2 billion of budgeted project costs. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $685 million, land acquisition costs of approximately $49 million, the additional casino expansion and suite enhancements of approximately $68 million and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $351 million. These costs have been, and will continue to be, paid from the previously funded $230 million base equity loans from Wynn Resorts, $80 million from Wynn Las Vegas, LLC and loaned through affiliates to Wynn Macau, S.A. as subordinated debt, Wynn Macau, S.A.’s $764 million senior secured credit facility and the balance from cash flows from operations.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made four payments to the Macau government under the land concession contract and is required to make seven additional semi-annual payments (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Macau Subconcession Sale. On March 4, 2006, Wynn Macau, S.A. entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which Wynn Macau, S.A. agreed to sell to PBL a subconcession to operate casino games in Macau for a purchase price of $900.0 million. The transaction is subject to the approval of the Macau government.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cotai Strip Development

The Company has submitted an application with the government of Macau for a land concession for an additional 54 acres of land on the Cotai Strip in Macau for future development.

Leases, License Agreements, and Joint Ventures

Retail operations - The Company is the lessor under six leases for retail operations at Wynn Las Vegas and has entered into license and distribution agreements for five additional retail outlets in Wynn Las Vegas. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. Wynn Macau, S.A. has also entered agreements with fifteen entities for their future retail, food and beverage, and other operations.

Other commitments - In addition, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment. The Company also leases land from the government of Macau for the site of Wynn Macau.

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of this threshold are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements, other than Mr. Wynn’s, generally have three- to five-year terms and indicate a base salary. Certain agreements also contain provisions for guaranteed bonuses. Certain executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of June 30, 2006.

13. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau is currently in the development and construction phase and is expected to open in the third quarter of 2006. The Company’s total assets by segment are as follows (in thousands):

	June 30, 2006	December 31, 2005
Total assets
Wynn Las Vegas (including Encore)	$3,068,404	$3,115,814
Wynn Macau	672,587	471,571
Corporate and other assets	360,474	357,898

Total consolidated assets	$4,101,465	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s segment information on its results of operations for the three and six months ended June 30, 2006 and 2005, are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues (1)
Casino	$113,527	$98,715	$240,041	$98,715
Rooms	69,222	44,632	137,399	44,632
Food and beverage	77,686	48,056	152,320	48,056
Entertainment, retail and other	49,389	34,651	98,346	34,659

Gross revenues	309,824	226,054	628,106	226,062
Less promotional allowances	(36,454)	(24,934)	(77,511)	(24,934)

Net revenues	$273,370	$201,120	$550,595	$201,128

Adjusted EBITDA (1, 2)	$73,162	$58,735	$154,285	$58,735

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas (including Encore)	(176)	(36,795)	(194)	(65,886)
Wynn Macau	(16,852)	(4,124)	(25,780)	(6,598)
Corporate and other	—	(2,446)	—	(8,985)
Depreciation and amortization:
Wynn Las Vegas (including Encore)	(37,618)	(24,057)	(76,568)	(25,568)
Wynn Macau	(2,131)	(1,469)	(4,208)	(2,934)
Corporate and other	(793)	(599)	(1,551)	(1,117)
Property charges and other:
Wynn Las Vegas (including Encore)	(2,376)	(48)	(7,325)	(110)
Wynn Macau	—	—	—	—
Corporate and other	—	—	—	—
Avenue Q contract termination fee	—	—	(5,000)	—
Corporate expenses and other	(11,533)	(5,001)	(22,244)	(5,001)

Total	(71,479)	(74,539)	(142,870)	(116,199)

Operating income (loss)	1,683	(15,804)	11,415	(57,464)
Other non-operating costs and expenses
Interest and other income	9,617	6,983	18,049	13,165
Interest expense	(35,307)	(27,143)	(71,250)	(29,292)
Increase/(Decrease) in swap fair value	4,246	(5,814)	10,591	1,887

Total	(21,444)	(25,974)	(42,610)	(14,240)

Provision for Income Taxes	(309)	—	(309)	—

Net loss	$(20,070)	$(41,778)	$(31,504)	$(71,704)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or Adjusted EBITDA.
(2)

“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, property charges, corporate expenses, stock-based compensation, Avenue Q contract termination fee and other non-operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

disclosure because management believes that it is widely used to measure the performance, and as a principal basis for valuation, of gaming companies. Management uses Adjusted EBITDA as the primary measure of the operating performance of its segments and to compare the operating performance of its property with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Also, Wynn Resorts’ calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

14. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2005, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company restated its condensed consolidated financial statements for the three and six months ended June 30, 2005 to eliminate the application of hedge accounting. Eliminating the application of hedge accounting resulted in recording the mark to market adjustments for the interest rate swaps as increase/(decrease) in swap fair value, a component of other income (expense), net and not in comprehensive income, as was previously reported.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the significant effects of the restatement on the June 30, 2005 condensed consolidated financial statements is as follows (amounts in thousands except per share data):

	For the Three Months Ended June 30, 2005		For the Six Months Ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Statement of Operations:
Increase/(Decrease) in swap fair value	$—	$(5,814)	$—	$1,887
Interest expense	$(26,341)	$(27,143)	$(28,490)	$(29,292)
Other income (expense), net	$(19,358)	$(25,974)	$(15,325)	$(14,240)
Net loss	$(35,162)	$(41,778)	$(72,789)	$(71,704)
Basic and diluted loss per share	$(0.36)	$(0.43)	$(0.74)	$(0.73)

Condensed Consolidated Statement of Cash Flows:
Net loss	n/a	n/a	$(72,789)	$(71,704)
Increase in swap fair value	n/a	n/a	$—	$(1,887)
Capital expenditures	n/a	n/a	$(560,195)	$(559,393)

15. Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statement information is related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC, a subsidiary of the Parent that guarantees the Debentures (the “Convertible Debentures Guarantor”), and non-guarantor subsidiaries as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$312,098	$—	$66,854	$—	$378,952
Restricted cash and investments	—	7,591	74,681	—	82,272
Receivables, net	7	—	65,765	—	65,772
Inventories	—	—	49,951	—	49,951
Prepaid expenses	134	—	24,976	—	25,110

Total current assets	312,239	7,591	282,227	—	602,057

Restricted cash and investments	1,305	—	371,019	—	372,324
Property and equipment, net	588	—	2,813,417	—	2,814,005
Intangibles, net	—	—	69,862	—	69,862
Deferred financing costs, net	5,922	—	82,243	—	88,165
Deposits and other assets	6,907	—	142,952	—	149,859
Investment in unconsolidated affiliates	1,262,084	—	5,193	(1,262,084)	5,193
Intercompany balances	218,825	37,496	(256,321)	—	—

Total assets	$1,807,870	$45,087	$3,510,592	$(1,262,084)	$4,101,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,696	$—	$15,696
Current portion of land concession obligation	—	—	9,211	—	9,211
Accounts and construction payable	—	—	75,078	—	75,078
Accrued interest	6,179	—	8,375	—	14,554
Accrued compensation and benefits	6,740	—	31,991	—	38,731
Other accrued expenses	498	—	24,135	—	24,633
Customer deposits and other liabilities	—	—	36,973	—	36,973
Construction retention	—	—	15,806	—	15,806

Total current liabilities	13,417	—	217,265	—	230,682

Long-term debt	224,686	—	2,054,931	—	2,279,617
Long-term land concession obligation	—	—	14,594	—	14,594
Other long-term liabilities	—	—	1,088	—	1,088
Construction retention	—	—	5,717	—	5,717

Total liabilities	238,103	—	2,293,595	—	2,531,698

Commitments and contingencies

Stockholders’ equity:
Preferred Stock	—	—	—	—	—
Common stock	1,007	—	—	—	1,007
Additional paid-in capital	1,995,654	44,028	1,627,181	(1,671,209)	1,995,654
Accumulated other comprehensive income (loss)	(229)	—	(229)	229	(229)
Retained earnings (accumulated deficit)	(426,665)	1,059	(409,955)	408,896	(426,665)

Total stockholders’ equity	1,569,767	45,087	1,216,997	(1,262,084)	1,569,767

Total liabilities and stockholders’ equity	$1,807,870	$45,087	$3,510,592	$(1,262,084)	$4,101,465

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$308,013	$—	$126,276	$—	$434,289
Restricted cash and investments	1,064	15,001	82,206	—	98,271
Receivables, net	31	—	88,437	—	88,468
Inventories	—	—	39,884	—	39,884
Prepaid expenses	324	—	23,306	—	23,630

Total current assets	309,432	15,001	360,109	—	684,542

Restricted cash and investments	23	—	344,308	—	344,331
Property and equipment, net	530	—	2,663,340	—	2,663,870
Intangibles, net	—	—	60,480	—	60,480
Deferred financing costs, net	6,934	—	88,685	—	95,619
Deposits and other assets	3,454	—	87,917	—	91,371
Investment in unconsolidated affiliates	1,295,256	—	5,070	(1,295,256)	5,070
Intercompany balances	216,454	30,000	(246,454)	—	—

Total assets	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,489	$—	$15,489
Current portion of land concession obligation	—	—	8,984	—	8,984
Accounts and construction payable	41	—	79,727	—	79,768
Accrued interest	9,142	—	6,591	—	15,733
Accrued compensation and benefits	9,050	—	27,722	—	36,772
Other accrued expenses	955	—	27,419	—	28,374
Customer deposits and other liabilities	—	—	66,120	—	66,120
Construction retention	—	—	18,539	—	18,539

Total current liabilities	19,188	—	250,591	—	269,779

Construction retention	—	—	757	—	757
Long-term debt	250,000	—	1,840,846	—	2,090,846
Long-term land concession obligation	—	—	19,218	—	19,218
Other long-term liabilities	—	—	1,788	—	1,788

Total liabilities	269,188	—	2,113,200	—	2,382,388

Commitments and contingencies

Stockholders’ equity:
Preferred Stock	—	—	—	—	—
Common stock	993	—	—	—	993
Additional paid-in capital	1,972,847	44,028	1,623,218	(1,667,246)	1,972,847
Deferred compensation - restricted stock	(15,784)	—	(957)	957	(15,784)
Retained earnings (accumulated deficit)	(395,161)	973	(372,006)	371,033	(395,161)

Total stockholders’ equity	1,562,895	45,001	1,250,255	(1,295,256)	1,562,895

Total liabilities and stockholders’ equity	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$113,527	$—	$113,527
Rooms	—	—	69,222	—	69,222
Food and beverage	—	—	77,686	—	77,686
Entertainment, retail and other	5,626	—	49,389	(5,626)	49,389

Gross revenues	5,626	—	309,824	(5,626)	309,824
Less promotional allowances	—	—	(36,454)	—	(36,454)

Net revenues	5,626	—	273,370	(5,626)	273,370

Operating costs and expenses:
Casino	—	—	57,920	—	57,920
Rooms	—	—	18,140	—	18,140
Food and beverage	—	—	49,423	—	49,423
Entertainment, retail and other	—	—	34,112	—	34,112
General and administrative	5,557	4	49,076	(5,626)	49,011
Provision for doubtful accounts	(6)	—	3,652	—	3,646
Pre-opening costs	—	—	17,028	—	17,028
Depreciation and amortization	19	—	40,523	—	40,542
Property charges and other	—	—	2,376	—	2,376

Total operating costs and expenses	5,570	4	272,250	(5,626)	272,198
Equity in income/(loss) from unconsolidated affiliates	(24,274)	—	511	24,274	511

Operating income/(loss)	(24,218)	(4)	1,631	24,274	1,683

Other income/(expense):
Interest and other income	9,354	16	7,327	(7,080)	9,617
Interest expense	(5,206)	—	(37,181)	7,080	(35,307)
Increase in swap fair value		—	4,246	—	4,246

Other income (expense), net	4,148	16	(25,608)	—	(21,444)

Income (loss) before income taxes	(20,070)	12	(23,977)	24,274	(19,761)
Provision for income taxes	—	—	(309)	—	(309)

Net income/(loss)	$(20,070)	$12	$(24,286)	$24,274	$(20,070)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2005 (As Restated - See Note 14)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$98,715	$—	$98,715
Rooms	—	—	44,632	—	44,632
Food and beverage	—	—	48,056	—	48,056
Entertainment, retail and other	4,501	—	34,651	(4,501)	34,651

Gross revenues	4,501	—	226,054	(4,501)	226,054
Less promotional allowances	—	—	(24,934)	—	(24,934)

Net revenues	4,501	—	201,120	(4,501)	201,120

Operating costs and expenses:
Casino	—	—	42,280	—	42,280
Rooms	—	—	11,780	—	11,780
Food and beverage	—	—	33,706	—	33,706
Entertainment, retail and other	—	—	20,262	—	20,262
General and administrative	3,070	4	32,437	(4,501)	31,010
Provision for doubtful accounts	(12)	—	8,611	—	8,599
Pre-opening costs	2,502	—	40,863	—	43,365
Depreciation and amortization	20	—	26,105	—	26,125
Property charges and other	(1)	—	49	—	48

Total operating costs and expenses	5,579	4	216,093	(4,501)	217,175
Equity in income/(loss) from unconsolidated affiliates	(43,064)	—	251	43,064	251

Operating income/(loss)	(44,142)	(4)	(14,722)	43,064	(15,804)

Other income/(expense):
Interest income	5,083	71	4,742	(2,913)	6,983
Interest expense	(2,719)	—	(27,337)	2,913	(27,143)
Decrease in swap fair value	—	—	(5,814)	—	(5,814)

Other income/(expense), net	2,364	71	(28,409)	—	(25,974)

Net income/(loss)	$(41,778)	$67	$(43,131)	$43,064	$(41,778)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$240,041	$—	$240,041
Rooms	—	—	137,399	—	137,399
Food and beverage	—	—	152,320	—	152,320
Entertainment, retail and other	11,286	—	98,346	(11,286)	98,346

Gross revenues	11,286	—	628,106	(11,286)	628,106
Less promotional allowances	—	—	(77,511)	—	(77,511)

Net revenues	11,286	—	550,595	(11,286)	550,595

Operating costs and expenses:
Casino	—	—	121,156	—	121,156
Rooms	—	—	35,125	—	35,125
Food and beverage	—	—	94,182	—	94,182
Entertainment, retail and other	—	—	66,626	—	66,626
General and administrative	11,035	4	96,223	(11,286)	95,976
Provision for doubtful accounts	(23)	—	6,598	—	6,575
Pre-opening costs	—	—	25,974	—	25,974
Depreciation and amortization	39	—	82,288	—	82,327
Contract termination fee	—	—	5,000	—	5,000
Property charges and other	—	—	7,325	—	7,325

Total operating costs and expenses	11,051	4	540,497	(11,286)	540,266
Equity in income/(loss) from unconsolidated affiliates	(38,591)	—	1,086	38,591	1,086

Operating income/(loss)	(38,356)	(4)	11,184	38,591	11,415

Other income/(expense):
Interest and other income	17,308	90	13,874	(13,223)	18,049
Interest expense	(10,456)	—	(74,017)	13,223	(71,250)
Increase in swap fair value	—	—	10,591	—	10,591

Other income (expense), net	6,852	90	(49,552)	—	(42,610)

Income (loss) before income taxes	(31,504)	86	(38,368)	38,591	(31,195)
Provision for income taxes	—	—	(309)	—	(309)

Net income/(loss)	$(31,504)	$86	$(38,677)	$38,591	$(31,504)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005 (As Restated - See Note 14)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$98,715	$—	$98,715
Rooms	—	—	44,632	—	44,632
Food and beverage	—	—	48,056	—	48,056
Entertainment, retail and other	6,001	—	34,659	(6,001)	34,659

Gross revenues	6,001	—	226,062	(6,001)	226,062
Less promotional allowances	—	—	(24,934)	—	(24,934)

Net revenues	6,001	—	201,128	(6,001)	201,128

Operating costs and expenses:
Casino	—	—	42,280	—	42,280
Rooms	—	—	11,780	—	11,780
Food and beverage	—	—	33,706	—	33,706
Entertainment, retail and other	—	—	20,266	—	20,266
General and administrative	3,075	4	33,936	(6,001)	31,014
Provision for doubtful accounts	(12)	—	8,611	—	8,599
Pre-opening costs	9,388	—	72,081	—	81,469
Depreciation and amortization	39	—	29,580	—	29,619
Property charges and other	(1)	—	111	—	110

Total operating costs and expenses	12,489	4	252,351	(6,001)	258,843
Equity in income/(loss) from unconsolidated affiliates	(71,755)	—	251	71,755	251

Operating income/(loss)	(78,243)	(4)	(50,972)	71,755	(57,464)

Other income/(expense):
Interest income	9,258	153	9,119	(5,365)	13,165
Interest expense	(2,719)	—	(31,938)	5,365	(29,292)
Increase in swap fair value	—	—	1,887	—	1,887

Other income (expense), net	6,539	153	(20,932)	—	(14,240)

Net income/(loss)	$(71,704)	$149	$(71,904)	$71,755	$(71,704)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income/(loss)	$(31,504)	$86	$(38,677)	$38,591	$(31,504)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	39	—	82,288	—	82,327
Stock-based compensation	3,423	—	4,379	—	7,802
Amortization and write-off of deferred financing costs	651	—	6,815	—	7,466
Provision for doubtful accounts	(23)	—	6,598	—	6,575
Property charges and other	—	—	7,325	—	7,325
Equity in (income) loss from unconsolidated affiliates, net of distributions	38,591	—	(123)	(38,591)	(123)
Increase in swap fair value	—	—	(10,591)	—	(10,591)
Increase (decrease) in cash from changes in:
Receivables	47	—	16,074	—	16,121
Inventories and prepaid expenses	190	—	(11,737)	—	(11,547)
Accounts payable and accrued expenses	(5,771)	—	(26,622)	—	(32,393)
Due to (from) affiliates	(8,286)	—	8,286	—	—

Net cash provided by (used in) operating activities	(2,643)	86	44,015	—	41,458

Cash flows from investing activities:
Capital expenditures	(97)	—	(225,487)	—	(225,584)
Restricted cash and investments	(218)	7,410	(19,186)	—	(11,994)
Intangibles and Other assets	(3,660)	—	(69,867)	—	(73,527)
Due to (from) affiliates	5,915	(7,496)	1,581	—	—

Net cash provided by (used in) investing activities	1,940	(86)	(312,959)	—	(311,105)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,788	—	—	—	4,788
Proceeds from issuance of long-term debt	—	—	227,279	—	227,279
Principal payments on long-term debt	—	—	(13,032)	—	(13,032)
Payments on long-term land concession obligation	—	—	(4,397)	—	(4,397)
Deferred financing costs			(328)	—	(328)

Net cash provided by financing activities	4,788	—	209,522	—	214,310

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,085	—	(59,422)	—	(55,337)
Balance, beginning of period	308,013	—	126,276	—	434,289

Balance, end of period	$312,098	$—	$66,854	$—	$378,952

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2005 (As Restated—See Note 14)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income/(loss)	$(71,704)	$149	$(71,904)	$71,755	$(71,704)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	39	—	29,580	—	29,619
Stock-based compensation	2,653	—	—	—	2,653
Amortization of deferred financing costs	357	—	6,240	—	6,597
Provision for doubtful accounts	(12)	—	8,611	—	8,599
Property charges and other	(1)	—	6	—	5
Equity in (income)/loss from unconsolidated affiliates	71,755	—	(251)	(71,755)	(251)
Increase in swap fair value	—	—	(1,887)	—	(1,887)
Increase (decrease) in cash from changes in:
Receivables	(15)	—	(63,901)	—	(63,916)
Inventories and prepaid expenses	(123)	—	(31,310)	—	(31,433)
Accounts payable and accrued expenses	(2,912)	—	106,307	—	103,395

Net cash provided by (used in) operating activities	37	149	(18,509)	—	(18,323)

Cash flows from investing activities:
Capital expenditures	—	—	(559,393)	—	(559,393)
Restricted cash and investments	(2)	7,347	343,010	—	350,355
Investment in unconsolidated affiliates	—	—	(3,500)	—	(3,500)
Other assets	7	—	(20,542)	—	(20,535)
Intercompany balances	6,686	(7,496)	810	—	—
Proceeds from sale of equipment	1	—	23	—	24

Net cash provided by (used in) investing activities	6,692	(149)	(239,592)	—	(233,049)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,065	—	—	—	1,065
Proceeds from issuance of long-term debt	—	—	437,186	—	437,186
Principal payments on long-term debt	—	—	(19,354)	—	(19,354)
Payments on long-term land concession obligation	—	—	(4,222)	—	(4,222)
Payments for deferred financing costs	—	—	(7,768)	—	(7,768)

Net cash provided by financing activities	1,065	—	405,842	—	406,907

Cash and cash equivalents:
Increase in cash and cash equivalents	7,794	—	147,741	—	155,535
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$310,056	$—	$175,740	$—	$485,796

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

Overview

We are a developer, owner and operator of destination casino resorts. We own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. We are also constructing Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which will open in September 2006. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas (“Encore”), a hotel and casino resort fully integrated with Wynn Las Vegas. Until the opening of Wynn Las Vegas, we were solely a development stage company.

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	Casual and fine dining in 18 outlets featuring signature chefs, including the Five Diamond award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 76,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Showroom, nightclub and lounge entertainment.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

Since its opening, we have enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In the second quarter of 2006, we completed the remodeling of the North Fairway Villas, remodeled a portion of the former baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons and opened both a watch store that exclusively offers Rolex products and a mens’ accessories store in the retail esplanade. The Keno lounge is currently being converted into a retail outlet for womens’ accessories and the Broadway Theater, which formerly presented Avenue Q through its last performance on May 28, 2006, is being modified to accommodate “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. We expect to commence performances of “Monty Python’s Spamalot” in the first quarter of 2007. We also expect to continue our remodel efforts, in each case investing in projects designed to maximize the performance of Wynn Las Vegas.

Encore at Wynn Las Vegas

On April 28, 2006, we began construction of Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore plans currently include a 2,042-room hotel tower fully integrated with Wynn Las Vegas, consisting of 132 suites and 1,910 guest rooms, an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open by the end of 2008.

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

Wynn Macau

We are constructing and will own and operate Wynn Macau, our first destination casino resort in Macau, under a 20-year casino concession agreement granted by the Macau government in June 2002. We are one of only three concessionaires and two sub-concessionaires currently permitted by the government to operate a casino gaming business in Macau. The government of Macau has expressed its desire to transform Macau into the tourist destination of choice in Asia. The Chinese government has also gradually relaxed its travel and currency restrictions, allowing mainland Chinese from certain urban centers and economically developed areas to visit Macau without joining a tour group, and has increased the amount of currency that Chinese citizens are permitted to bring into Macau. With approximately 100 million people within a three-hour drive and nearly 1 billion people within a three-hour flight from Macau, Wynn Macau is located in what we believe will be one of the largest and fastest-growing gaming markets in the world.

Wynn Macau is being constructed, and will open, in phases. The total budget of Wynn Macau’s two phases is approximately $1.2 billion. The first phase of the project will utilize approximately 11 acres of a total site area of 16 acres of land and includes 600 hotel rooms and suites, approximately 210 table games and 380 slot machines in approximately 100,000 square feet of casino gaming space, and also includes seven restaurants, approximately 26,000 square feet of retail space, a spa, a salon, entertainment lounges and meeting facilities. Entities including Chanel, Louis Vuitton, Prada, Dior, Fendi, Giorgio Armani, Tiffany, Bulgari, and Piaget have entered into agreements with Wynn Macau S.A. to operate retail outlets. Additionally, three food and beverage outlets, two cigar outlets and a beauty salon have also entered into agreements with Wynn Macau S.A.

The first phase will open in September 2006. The second phase will include an additional approximately 135,000 square feet of casino space, one restaurant, retail space, a theater, and a dramatic front feature attraction. The second phase will be built on the remaining five acres of the Wynn Macau site and will be integrated into the first phase of Wynn Macau. The second phase is expected to be completed and opened in stages and to be fully open to the public in the fourth quarter of 2007.

Macau Subconcession Sale

On March 4, 2006, Wynn Macau, S.A. entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which Wynn Macau, S.A. agreed to sell to PBL a subconcession to operate casino games in Macau for a purchase price of $900.0 million. The transaction is subject to the approval of the Macau government.

Cotai Strip Development

We have submitted an application to the Macau government for a land concession for an additional 54 acres of land on the Cotai Strip in Macau for future development.

Results of Operations

We offer gaming, hotel accommodations, dining, entertainment, retail shopping, convention services and other amenities at Wynn Las Vegas. In the second quarter of 2006, Wynn Las Vegas generated net revenues and Adjusted EBITDA (as defined below) of $273.4 million and $73.2 million, respectively, compared to net revenues of $201.1 million and Adjusted EBITDA of $58.7 million for the 64 days of operation in the second quarter of 2005. Net revenues and Adjusted EBITDA for the six months ended June 30, 2006 were $550.6 million and $154.3 million, respectively. We opened Wynn Las Vegas on April 28, 2005, consequently, the six months ended June 30, 2005 contained the same 64 days of operations and therefore the same $201.1 million and $58.7 million of net revenues and Adjusted EBITDA as in the second quarter of 2005 discussed above.

We incurred a net loss for the three and six months ended June 30, 2006 of $20.1 million and $31.5, respectively, which represents a $21.7 million (or 52.0%) decrease and $40.2 million (or 56.1%) decrease from the three and six months ended June 30, 2005. During the first quarter of 2005, we were solely a development stage enterprise and pre-opening expenses increased significantly as Wynn Las Vegas approached opening. The second quarter 2005 results reflect 64 days of Wynn Las Vegas operations. In contrast, the three and six month periods ended June 30, 2006 reflect full quarters of Wynn Las Vegas operations. As Wynn Macau nears its scheduled opening in September of 2006 and since construction of Encore has commenced, we expect that our pre-opening expenses in future periods will exceed those incurred in the three and six months ended June 30, 2006. However, we no longer incur pre-opening expenses related to Wynn Las Vegas, which were a significant contributor to the net loss incurred for the three and six months ended June 30, 2005.

We currently rely solely upon the operations of Wynn Las Vegas for our operating cash flow. Concentration of our cash flow in one property exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in a single property, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

We monitor our operations and evaluate our earnings by reviewing the assets and operations of Wynn Las Vegas (including Encore) and Wynn Macau. The following table sets forth our financial results for the three and six months ended June 30, 2006 and 2005 by segment and reconciles Adjusted EBITDA to net loss (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenues (1)
Casino	$113,527	$98,715	$240,041	$98,715
Rooms	69,222	44,632	137,399	44,632
Food and beverage	77,686	48,056	152,320	48,056
Entertainment, retail and other	49,389	34,651	98,346	34,659

Gross revenues	309,824	226,054	628,106	226,062
Less promotional allowances	(36,454)	(24,934)	(77,511)	(24,934)

Net revenues	$273,370	$201,120	$550,595	$201,128

Adjusted EBITDA (1, 2)	$73,162	$58,735	$154,285	$58,735

Other operating costs and expenses
Preopening expenses:
Wynn Las Vegas (including Encore)	(176)	(36,795)	(194)	(65,886)
Wynn Macau	(16,852)	(4,124)	(25,780)	(6,598)
Corporate and other	—	(2,446)	—	(8,985)
Depreciation and amortization:
Wynn Las Vegas (including Encore)	(37,618)	(24,057)	(76,568)	(25,568)
Wynn Macau	(2,131)	(1,469)	(4,208)	(2,934)
Corporate and other	(793)	(599)	(1,551)	(1,117)
Property charges and other:
Wynn Las Vegas (including Encore)	(2,376)	(48)	(7,325)	(110)
Wynn Macau	—	—	—	—
Corporate and other	—	—	—	—
Avenue Q contract termination fee	—	—	(5,000)	—
Corporate expenses and other	(11,533)	(5,001)	(22,244)	(5,001)

Total	(71,479)	(74,539)	(142,870)	(116,199)

Operating income (loss)	1,683	(15,804)	11,415	(57,464)
Other non-operating costs and expenses
Interest and other income	9,617	6,983	18,049	13,165
Interest expense	(35,307)	(27,143)	(71,250)	(29,292)
Increase/(Decrease) in swap fair value	4,246	(5,814)	10,591	1,887

Total	(21,444)	(25,974)	(42,610)	(14,240)

Provision for Income Taxes	(309)	—	(309)	—

Net loss	$(20,070)	$(41,778)	$(31,504)	$(71,704)

(1)	Wynn Macau is currently in the development stage and therefore has no revenues or adjusted EBITDA.
(2)	“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, property charges, corporate expenses, stock-based compensation, Avenue Q contract termination fee and other non-operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a principal basis for valuation, of gaming companies. Management uses Adjusted EBITDA as the primary measure of the operating performance of its segments and to compare the operating performance of its property with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Also, Wynn Resorts’ calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Financial results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

We opened Wynn Las Vegas on April 28, 2005. Prior to opening Wynn Las Vegas, we had not commenced operations, nor generated any significant revenues. The results for the three months ended June 30, 2005 reflect 64 days of Wynn Las Vegas operations. The results for the three months ended June 30, 2006 reflect a full quarter of operations of Wynn Las Vegas.

Certain statistics specific to the gaming industry are disclosed in the following discussion related to the Company’s operational performance for the periods in which a Statement of Operations is presented. Below are definitions of the gaming statistics discussed:

•	Table games win percentage is calculated by dividing the table games win by the total table games drop.

•	Slot win percentage is calculated by dividing the total gross cash win by the total handle.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue by total rooms available.

Revenues

Net revenues for the three months ended June 30, 2006 are comprised of $113.5 million in net gaming revenues (41.5% of total net revenues) and $159.9 million of net non-gaming revenues (58.5% of total net revenues). Net revenues for the 64 days of operation in the second quarter of 2005 were comprised of $98.7 million in net gaming revenues (49.1% of total net revenues) and $102.4 million of net non-gaming revenues (50.9% of total net revenues). The quality of the resort’s non-gaming amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in Wynn Las Vegas’ ADR and other non-gaming revenues.

Wynn Las Vegas’ net gaming revenues for the three months ended June 30, 2006 of approximately $113.5 million represents approximately a $14.8 million or (15.0%) increase from the net gaming revenues of $98.7 million for the three months ended June 30, 2005, which included 64 days of operations. During the three months ended June 30, 2006 and 2005, the average table games win percentage (before discounts) was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle, but with respect to 2006, was at the lower end of each range.

For the three months ended June 30, 2006, Wynn Las Vegas’ gross room revenues were approximately $69.2 million, which represents a $24.6 million (or 55.1%) increase over the $44.6 million generated in the 64 days of operations in the three months ended June 30, 2005. ADR and occupancy for the three months ended June 30, 2006 were $293 and 95.7%, respectively, generating REVPAR of $280. ADR and occupancy for the 64 days of operation in the second quarter of 2005 was $284 and 90.1%. Other non-gaming revenues for the three months ended June 30, 2006 included food and beverage revenues of approximately $77.7 million, retail revenues of approximately $19.3 million, entertainment revenues of approximately $17.1 million, and other revenues from outlets, including the spa and salon, of approximately $13.0 million. Other non-gaming revenues for the 64 days of operation in the three months ended June 30, 2005 included food and beverage revenues of approximately $48.1 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $8.3 million, and other revenues from outlets, including the spa and salon, of approximately $9.5 million.

Adjusted EBITDA

Wynn Las Vegas’ Adjusted EBITDA was approximately $73.2 million for the three months ended June 30, 2006 compared to Adjusted EBITDA of $58.7 for the 64 days of operation in the period ended June 30, 2005. During the three months ended June 30, 2006, departmental expenses included casino expenses of $57.9 million, rooms expenses of $18.1 million, food and beverage expenses of $49.4 million, and entertainment, retail and other expenses of $34.1 million. Also included are general and administrative expenses of approximately $49.0 million and approximately $3.6 million charged as a provision for doubtful accounts receivable. During the 64 days of operations in the three months ended June 30, 2005, departmental expenses included casino expenses of $42.3 million, rooms expenses of $11.8 million, food and beverage expenses of $33.7 million, and entertainment, retail and other expenses of $20.3 million. Also included are general and administrative expenses of approximately $31.0 million and approximately $8.6 million charged as a provision for doubtful accounts receivable.

Pre-opening costs

Wynn Las Vegas’ pre-opening costs for the three months ended June 30, 2006 of $176,000 decreased by $36.6 million when compared to the three months ended June 30, 2005. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening costs; consequently, only the relatively small amount of pre-opening costs relating to Encore incurred through June 30, 2006 are included for the 2006 period. There was also a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which is reflected in the pre-opening costs in the second quarter of 2005. As the Encore development progresses in 2006, we expect associated pre-opening expenses to increase, but not to the same level as we experienced with Wynn Las Vegas.

Wynn Macau’s pre-opening and other start up costs increased by $12.7 million in the three months ended June 30, 2006 to $16.9 million due primarily to the increased pre-opening activity commensurate with the progress of the resort’s construction. We expect that Wynn Macau’s pre-opening costs will continue to increase in the third quarter of 2006 as construction and development continue toward opening, similar to the trend experienced with Wynn Las Vegas in 2005, prior to its opening.

After Wynn Las Vegas opened on April 28, 2005, corporate expenses were charged to general and administrative expense instead of pre-opening expenses.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense for the three months ended June 30, 2006 of $37.6 million increased by $13.6 million when compared to the three months ended June 30, 2005, primarily as a result of the longer operating period for the three months ended June 30, 2006 compared to the 2005 period. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened on April 28, 2005 and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

Wynn Macau’s depreciation and amortization expenses remained relatively consistent in the second quarter of 2006 compared to the second quarter of 2005. Other than charges to depreciation for certain office equipment and amortization for the Macau gaming and land concessions, Wynn Macau’s depreciation expenses will remain relatively insignificant until the resort opens and its assets are placed into service. Depreciation on the majority of the assets comprising Wynn Macau will commence in September 2006 when Wynn Macau opens. The maximum useful life of assets at Wynn Macau will be the remaining life of the gaming concession or land concession, which currently expires in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau will generally be charged on an accelerated basis when compared to Wynn Las Vegas.

Certain assets, primarily a corporate aircraft and certain furniture, fixtures and equipment of Wynn Resorts and its subsidiaries included in corporate and other, are also depreciated. In addition, when we opened Wynn Las Vegas, we began recognizing the depreciation of the furniture, fixtures and equipment in our corporate offices, which are located at Wynn Las Vegas.

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas project and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 and continued enhancing Wynn Las Vegas in the first and second quarters of 2006. The $2.4 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the three months ended June 30, 2006 have been expensed as property charges. In the second quarter of 2006, we completed the remodeling of the North Fairway Villas and remodeled a portion of the former baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons. Additionally, we remodeled the area of the Wynn retail esplanade formerly occupied by the art gallery at Wynn Las Vegas and opened a store dedicated exclusively to selling Rolex watches and a mens’ accessories store.

Corporate expenses and other

Corporate expenses reflect costs such as salaries and other general and administrative expenses that are not allocated to Wynn Las Vegas or Wynn Macau. Prior to opening Wynn Las Vegas, corporate expenses were reported as pre-opening expenses. Corporate expenses were recorded for the three months ended June 30, 2006 of $11.5 million compared to $5.0 million for the second quarter of 2005 which included 64 days of operations. Total stock option expense of $2.9 million for the three months ended June 30, 2006 resulting from the adoption of SFAS No. 123R is also included in corporate expenses and other.

Other non-operating costs and expenses

Interest and other income increased by $2.6 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase is due primarily to higher interest rates earned on cash balances.

Interest expense, net of capitalized interest increased by $8.2 million for the three months ended June 30, 2006 compared to the same period in 2005, primarily due to higher interest rates during the period and the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened on April 28, 2005.

Increase (Decrease) in swap fair value

Our interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The fair value of the interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of these interest rate swaps are recorded as non-operating income or expense in each period. We recorded approximately $4.2 million of interest rate swap income for the three months ended June 30, 2006 resulting from the increase in the fair value of our interest rate swaps from March 31, 2006 to June 30, 2006. During the three months ended June 30, 2005 we recorded a loss of $5.8 million resulting from the decrease in the fair value of interest rate swaps between March 31, 2005 and June 30, 2005.

Income Taxes

We are subject to income taxes in the United States, Macau and other foreign jurisdictions where we conduct business. We account for income taxes according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

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

For the three months ended June 30, 2006, we recorded approximately $309,000 of foreign income tax expense relating to income taxes assessed on the Company’s international marketing subsidiary where the Company has no tax loss carryforwards. There were no comparable charges for the three months ended June 30, 2005.

Financial results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues for the six months ended June 30, 2006 of approximately $240.0 million represented an approximately $141.3 million (or 143.2%) increase from the net gaming revenues of $98.7 million for the 64 days of operations included in the six months ended June 30, 2005. During the six months ended June 30, 2006 and 2005, the average table games win percentage (before discounts) was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the six months ended June 30, 2006, Wynn Las Vegas’ gross room revenues were approximately $137.4 million, which represents a $92.8 million (or 207.8%) increase over the $44.6 million generated in the 64 days of operations in the six months ended June 30, 2005. ADR and occupancy for the six months ended June 30, 2006 were $293 and 95.7%, respectively, generating REVPAR of $280. Other non-gaming revenues for the six months ended June 30, 2006 included food and beverage revenues of approximately $152.3 million, retail revenues of approximately $36.5 million, entertainment revenues of approximately $37.5 million, and other revenues from outlets, including the spa and salon, of approximately $24.3 million. Other non-gaming revenues for the 64 days of operation in the six months ended June 30, 2005 included food and beverage revenues of approximately $48.1 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $8.3 million, and other revenues from outlets, including the spa and salon, of approximately $9.5 million.

Adjusted EBITDA

Wynn Las Vegas’ Adjusted EBITDA was approximately $154.3 million for the six months ended June 30, 2006 compared to Adjusted EBITDA of $58.7 million for the 64 days of operations in the six months ended June 30, 2005. During the six months ended June 30, 2006, departmental expenses included casino expenses of $121.2 million, rooms expenses of $35.1 million, food and beverage expenses of $94.2 million, and entertainment, retail and other expenses of $66.6 million. Also included are general and administrative expenses of approximately $96.0 million and approximately $6.6 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2005, departmental expenses included casino expenses of $42.3 million, rooms expenses of $11.8 million, food and beverage expenses of $33.7 million, and entertainment, retail and other expenses of $20.3 million. Also included are general and administrative expenses of approximately $31.0 million and approximately $8.6 million charged as a provision for doubtful accounts receivable.

Pre-opening costs

Wynn Las Vegas’ pre-opening costs for the six months ended June 30, 2006 were $194,000, a decrease of $65.7 million when compared to the six months ended June 30, 2005. Once it opened for business in April 2005, Wynn Las Vegas no longer incurred pre-opening costs; consequently, only the relatively small amount of pre-opening costs relating to Encore incurred through June 30, 2006 are included for the 2006 period. There also was a substantial increase in staffing immediately preceding the opening of Wynn Las Vegas, which is reflected in the pre-opening costs in the second quarter of 2005. As the Encore development progresses in 2006, we expect associated pre-opening costs to increase, but not to the same level as we experienced with Wynn Las Vegas.

Wynn Macau’s pre-opening and other start up costs increased by $19.2 million in the six months ended June 30, 2006 to $25.8 million, due primarily to the increased pre-opening activity commensurate with the progress of the resort’s construction. We expect that Wynn Macau’s pre-opening costs will continue to increase in the third quarter of 2006 as construction and development continue toward opening, similar to the trend experienced with Wynn Las Vegas in 2005, prior to its opening.

After Wynn Las Vegas opened on April 28, 2005, corporate expenses were charged to general and administrative expense instead of pre-opening costs.

Depreciation and amortization

Wynn Las Vegas’ depreciation and amortization expense for the six months ended June 30, 2006 of $76.6 million, increased by $51.0 million when compared to the six months ended June 30, 2005, primarily as a result of the longer operating period for the six months ended June 30, 2006 compared to 2005. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened on April 28, 2005 and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly. Wynn Macau’s depreciation and amortization expenses remained relatively consistent between the first half of 2006 compared to the first half of 2005. Other than charges to depreciation for certain office equipment and amortization for the Macau gaming and land concessions, Wynn Macau’s depreciation expenses will remain relatively insignificant until the resort opens and its assets are placed into service.

Certain assets, primarily a corporate aircraft and certain furniture, fixtures and equipment of Wynn Resorts and its subsidiaries included in corporate and other, are also depreciated. In addition, when we opened Wynn Las Vegas, we began recognizing the depreciation of the furniture, fixtures and equipment in our corporate offices, which are located at Wynn Las Vegas.

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas project and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 and continued enhancing Wynn Las Vegas in the first and second quarters of 2006. The $7.3 million of costs relating to assets retired as a result of these enhancement and remodel efforts during the six months ended June 30, 2006 have been expensed as property charges. In the second quarter of 2006, we completed the remodeling of the North Fairway Villas and remodeled a portion of the former baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons. Additionally, we remodeled the area of the Wynn retail esplanade formerly occupied by the art gallery, at Wynn Las Vegas and opened a store dedicated exclusively to selling Rolex watches and a mens’ accessories store.

Avenue Q Contract Termination

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5.0 million. This fee was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). We intend to remodel the Broadway Theater and adjacent areas to accommodate “Monty Python’s Spamalot.” Performances of “Monty Python’s Spamalot” are expected to begin in the first quarter of 2007.

Corporate expenses and other

Corporate expenses reflect costs such as salaries and other general and administrative expenses that are not allocated to Wynn Las Vegas or Wynn Macau. Prior to opening Wynn Las Vegas, corporate expenses were reported as pre-opening expenses. Corporate expenses were recorded for the six months ended June 30, 2006 of $22.2 million compared to $5.0 million for the second quarter of 2005. Total stock option expense of $5.9 million for the six months ended June 30, 2006, resulting from the adoption of SFAS No. 123R is also included in corporate expenses and other.

Other non-operating costs and expenses

Interest and other income increased by $4.9 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase is due primarily to higher interest rates earned on cash balances.

Interest expense, net of capitalized interest increased by $42.0 million for the six months ended June 30, 2006 compared to the same period in 2005 due to the rise in interest rates and the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened.

Increase (Decrease) in swap fair value

We recorded approximately $10.6 million of swap income for the six months ended June 30, 2006 resulting from the increase in the fair value of our interest rate swaps from December 31, 2005 to June 30, 2006. During the six months ended June 30, 2005 we recorded a gain of $1.9 million resulting from the increase in the fair value of interest rate swaps between December 31, 2004 and June 30, 2005.

Income Taxes

We are subject to income taxes in the United States, Macau and other foreign jurisdictions where we conduct business. We account for income taxes according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

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

For the six months ended June 30, 2006, we recorded approximately $309,000 of foreign income tax expense relating to income taxes assessed on the Company’s international marketing subsidiary where the Company has no tax loss carryforwards. There were no comparable charges for the six months ended June 30, 2005.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income, interest paid, and non-cash charges included in operating income. On April 28, 2005, we opened Wynn Las Vegas and began generating cash from operations. Net cash from operations in the six months ended June 30, 2006 was $41.5 million compared to $18.3 million used in operations in the six months ended June 30, 2005.

Capital Resources

We require a certain amount of cash on hand for operations. Otherwise we attempt to minimize the amount of cash held in banks. At June 30, 2006, we had approximately $379.0 million of cash and cash equivalents generally available for use without restriction, including for new development activities, general corporate purposes, enhancements to Wynn Las Vegas, and to support the development and construction of Wynn Macau and Encore. Of this, approximately $312.1 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. However, Wynn Resorts, Limited has provided an equity commitment agreement to Wynn Las Vegas, LLC’s secured lenders, which obligates Wynn Resorts, Limited to contribute up to $215.3 million for Encore project costs if Wynn Las Vegas, LLC is unable to pay such costs.

At June 30, 2006, we had approximately $454.6 million in restricted cash and investments from the proceeds of our debt and equity financings. Of this amount, approximately $386.8 million is restricted for the remaining costs of Wynn Las Vegas and the construction, development and pre-opening expenses of Encore, including $80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore as a completion guarantee); approximately $58.9 million is restricted for the ongoing development, construction and pre-opening expenses of Wynn Macau; and approximately $7.6 million is restricted for the semi-annual interest payment on our 6% Convertible Subordinated Debentures due 2015 (the “Convertible Debentures”), which was paid in July 2006. In addition, there is approximately $1.3 million restricted for certain sales tax and other payments. Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities, as required by agreements governing the Company’s debt facilities.

Convertible Debentures Conversions

Through August 1, 2006, approximately $25.3 million principal amount of the Convertible Debentures were converted by those holders into 1,100,602 shares of the common stock of Wynn Resorts, Limited. This has reduced our long-term debt accordingly and will decrease our future interest expense by approximately $1.5 million annually.

Construction and Development

Wynn Las Vegas

As of June 30, 2006, approximately $4.5 million of budgeted project costs and retention amounts remained to be paid in order to close out the project. We expect these final costs to be paid in the third quarter of 2006.

Beginning in the third quarter of 2005, we made and continue to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas credit facilities, we are permitted to make up to $80.0 million of capital expenditures in 2006, of which we have expended approximately $46.4 million through the second quarter of 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Encore at Wynn Las Vegas

Our lenders approved the Encore budget, plans and specifications on March 31, 2006. On April 28, 2006, we broke ground and commenced construction on Encore. We expect to open Encore to the public by the end of 2008.

Design and construction is progressing as expected at Encore. Current construction activities in the various project sections since groundbreaking include the following:

•	Design documentation is progressing in accordance with the design schedule;

•	Excavation for the tower has been completed;

•	Excavation for the low rise building has commenced; and

•	Pile drilling and foundation work is progressing.

Le Reve Production Rights

In April 2006, we canceled the 189,723 nonvested shares of Wynn Resorts’ common stock granted, subject to certain performance criteria, to the executive producer of “Le Reve.”

On May 31, 2006, we entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously licensed to us. We paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve”. The rights acquired enable us to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

Wynn Macau

The construction of Wynn Macau is on time and remains within the project budget. The contractor has completed the majority of the work and is currently in the process of completing the final interior finishes and exterior site work of Phase I. Phase I of Wynn Macau will open in September 2006 with the Phase II expansion expected to be completed in the fourth quarter of 2007. Hotel room and banquet facility reservations are now being accepted.

Significant construction accomplishments and/or progress for Phase I and the Phase II expansion to date include the following:

Phase I

•	The main casino has been completed;
•	The VIP dining and lounge area, café kitchen, and meeting rooms have been completed;
•	The parking garage, information technology data center, and lowrise podium superstructure are complete;
•	Final interior finishes are nearing completion in the VIP casinos, the hotel retail promenade, the spa and salon, several restaurants, and the lobby lounge; and
•	Furniture installation is in progress in the hotel towers.

Phase II (expansion)

•	Design is substantially complete;
•	Piling and pile cap activities are largely complete;
•	Basement retaining walls for the moving front feature attraction have been completed;
•	The ground floor slab is complete and first floor slab is in progress;
•	The fire spray on the roof steel has been completed; and
•	Mechanical and electrical services are in progress.

The current total project budget for Wynn Macau is approximately $1.2 billion, including contingencies, but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows. Under the amended and restated Construction Contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by one of our subsidiaries) based on an existing scope of work and design specifications for both the first phase and the expansion as provided by us, for a guaranteed maximum price of approximately $483 million (including the contractors’ fee and contingency).

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate permitting Wynn Macau, S.A. to enter into three change orders to its guaranteed maximum price construction contract. The three change orders implement a series of amendments to the Construction Contract including, providing for the completion of the majority of the first floor of the Wynn Macau expansion as additional gaming space, a series of enhancements and upgrades to the overall project, and adding an electronic marquee sign at the entrance to Wynn Macau. The change orders increase the guaranteed maximum price under the Construction Contract from $457 million to approximately $483 million.

As of June 30, 2006, the Company has incurred approximately $716 million of the total $1.2 billion project budget for Wynn Macau.

Financing Activity

Wynn Las Vegas and Encore

A final accounting for Wynn Las Vegas is expected in the third quarter of 2006. Wynn Las Vegas’ estimated project cost of $2.74 billion has been or will be funded from a combination of contributed capital from the original shareholders of Valvino Lamore, LLC (the predecessor of Wynn Resorts, Limited), proceeds from sales of our common stock, proceeds from the issuance of the 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) (which were discharged in connection with the December 2004 refinancing), proceeds from the issuance of the 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”), and a portion of Wynn Las Vegas, LLC’s $1.0 billion credit facilities (the “Wynn Las Vegas Credit Facilities”), which consist of a $400 million term loan facility (the “Term Loan”) and a $600 million revolving facility (the “Revolver”).

The Revolver is available for Wynn Las Vegas’ general corporate purposes and for Encore, and any amounts repaid may be re-borrowed. In the second quarter of 2005, we borrowed $80.0 million under the Revolver and loaned it to Wynn Macau, S.A. as subordinated debt. The Revolver borrowing was repaid in the third quarter of 2005; consequently, as of June 30, 2006, the entire $600.0 million Revolver was available for future borrowings for the construction of Encore or for other uses as necessary.

We have designated, and expect to continue to designate, borrowings under the Wynn Las Vegas Credit Facilities as Eurodollar Loans. These Eurodollar Loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% for the Revolver loans and LIBOR plus 2.125% for the Term Loan. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. After the opening of Encore, the applicable borrowing margins for Eurodollar revolving loans will range from 1.25% to 2.5% per annum depending on Wynn Las Vegas, LLC’s leverage ratio. In addition to interest, we also pay quarterly in arrears 0.75% per annum on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio and will range from 0.25% to 0.50% per annum.

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

We have incurred approximately $120.4 million of Encore budget costs through June 30, 2006. These costs have been funded from the Wynn Las Vegas Credit Facilities and the proceeds of the First Mortgage Notes. We expect that the available remaining proceeds from the First Mortgage Notes, together with availability under the credit facilities, and cash flow from operations, will be sufficient to pay for expenditures of approximately $1.5 billion on the Encore project without incurring additional debt or receiving additional capital contributions from Wynn Resorts. Project costs exceeding approximately $1.5 billion are expected to be funded by an increase of up to $125.0 million of additional availability in the Credit Facilities and/or contributions from Wynn Resorts. The Company commenced construction of Encore on April 28, 2006 and expects to open it to the public by the end of 2008.

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

On June 30, 2006, in anticipation of a contemplated refinancing of the Credit Facilities, the Company further amended the Credit Agreement to: (i) clarify the Credit Agreement’s definition of “Consolidated Total Debt”; and (ii) change the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) applicable on Quarterly Dates (as defined in the Credit Agreement) on or prior to September 30, 2007 from 2.25:1 to 2.00:1.

On July 7, 2006, we engaged Deutsche Bank Trust Company Americas, Deutsche Bank Securities Inc., Bank of America, N.A. and Banc of America Securities LLC in connection with the proposed refinancing of our Wynn Las Vegas Credit Facilities.

The final costs of Wynn Las Vegas will be paid with proceeds from the First Mortgage Notes and the Term Loan, and the ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Wynn Las Vegas Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Wynn Las Vegas Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Wynn Las Vegas Credit Facilities; and

•	Fourth, by using funds from the completion guarantee deposit account.

We have two interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Wynn Macau

Financing for Wynn Macau’s design, development, construction and pre-opening expenses is provided by a combination of cash on hand in the form of base equity loans from Wynn Resorts totaling $230 million, subordinated loan financing from Wynn Las Vegas, LLC and loaned through affiliates to Wynn Macau, S.A. totaling $80 million, and a senior secured credit facility. Wynn Macau, S.A.’s senior secured credit facility of $764 million includes $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of June 30, 2006, we had borrowed approximately $306.0 million under the Wynn Macau, S.A. senior secured credit facility.

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

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate allowing Wynn Macau, S.A. to amend certain provisions of its credit agreement to permit Wynn Macau to fund the additional $68.4 million in costs associated with three change orders to its guaranteed maximum price construction contract and other increases in Wynn Macau’s project budget entirely from its existing $764 million senior secured credit facilities. The additional costs are to be incurred in connection with preparatory work for additional gaming space located in the expansion of Phase II, a series of enhancements and upgrades to the overall project, and an electronic marquee sign at the entrance to Wynn Macau.

Wynn Macau will fund $60.5 million of costs from its existing $72 million contingent debt facility and $7.9 million of costs from its existing $20 million credit facility with Banco Nacional Ultramarino, S.A.

Collateral for the senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

We began to draw under the senior bank facility in October 2005, after expenditure of the base equity and subordinated funding. Through June 30, 2006, we incurred approximately $716 million of the total $1.2 billion of budgeted project costs. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $685 million, land acquisition costs of approximately $49.0 million, costs related to the additional casino expansion of approximately $68 million and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $351 million. These costs have been, and will continue to be, paid from the previously funded $230.0 million base equity loans from Wynn Resorts and $80 million from Wynn Las Vegas LLC and loaned through affiliates to Wynn Macau, S.A., as well as Wynn Macau, S.A.’s $764.0 million senior secured credit facilities and cash flows from operations once Wynn Macau opens.

In addition to the above financing sources, we have $30.0 million (plus $2.4 million of accumulated interest earnings) of long-term restricted cash reserved as contingent equity. We have entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau, S.A. credit facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Other

We also had outstanding at June 30, 2006 approximately $41.1 million of an original $44.75 million borrowing secured by one of our corporate aircraft. This loan matures on May 24, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10.0 million.

Other Liquidity Matters

Wynn Resorts, Limited is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; however, the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of subconcession sales.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. We present below a discussion of our policies related to share-based compensation which has been updated from the discussion in our Annual Report.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted this statement on January 1, 2006 under the modified prospective method and use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Recently Issued Accounting Standards

See “Note 2. Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements, for a description of recently issued accounting pronouncements.

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We account for these swaps under SFAS No. 133 and its related interpretations.

Wynn Las Vegas Swaps

On December 14, 2004, we entered into two interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under Wynn Las Vegas, LLC’s term loan facility, which bears interest at LIBOR plus 2.125%. Under each of these two interest rate swap arrangements, we receive payments at a variable rate and pay a fixed rate of 3.793% on the $200.0 million notional amount set forth in each of the swap instruments from February and March 2005, respectively, through December 2008.

Although these interest rate swaps are highly effective economically in fixing the interest rate on these borrowings under the new term loan facility at approximately 5.9%, changes in fair value of these interest rate swaps for each reporting period are, and will continue to be, recorded as a component of other income (expense), net, as the swaps do not qualify for hedge accounting.

Wynn Macau Swaps

On October 14, 2005, we entered into two interest rate swaps (each with three participating banks) to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s $764 million senior term loan facility. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the U.S. dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.84% and 7.77%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as a component of other income (expense), net, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values and Changes in Fair Values

The following tables presents the historical asset or (liability) fair values of our interest rate swap arrangements (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of June 30, 2006 and December 31, 2005 and the relative changes in fair values for the three and six months ended June 30, 2006 and 2005 (all amounts in thousands):

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
June 30, 2006	$15,853	$3,473	$19,326
December 31, 2005	$10,523	$(1,788)	$8,735

Increase/(Decrease) in Swap Fair Value for the periods:	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
Three months ended June 30, 2006	$1,975	$2,271	$4,246
Six months ended June 30, 2006	$5,330	$5,261	$10,591
Three months ended June 30, 2005	$(5,814)	$—	$(5,814)
Six months ended June 30, 2005	$1,887	$—	$1,887

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

Interest Rate Sensitivity

For the three and six months ended June 30, 2006, we incurred approximately $44.1 million and $86.2 million, respectively, in interest. Certain amounts of our outstanding indebtedness for the period was based upon a variable rate, LIBOR or HIBOR, plus a premium. A 1% increase in the variable rates would have increased our interest cost for the three and six months ended June 30, 2006 by approximately $141,000 and $282,000 respectively.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, because our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s ability to service its debt, its results of operations and its financial condition. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

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

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Debentures Conversions

The Debentures are currently convertible at each holder’s option into shares of the Company’s common stock at a conversion price of $23.00 per share (equivalent to 43.4782 shares per $1,000 principal amount). During the second quarter of 2006, we issued shares of common stock upon conversion of Debentures, as set forth below:

Date	Principal Amount of Debentures Converted	Number of Shares Issued Upon Conversion
April 7, 2006	$1,385,000	60,217
April 17, 2006	$3,200,000	139,130
April 27, 2006	$6,500,000	282,607
May 31, 2006	$100,000	4,347

TOTAL	$11,185,000	486,301

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

Wynn Resorts, Limited is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts, Limited subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts, Limited. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; provided than the Wynn Macau, S.A. loan documents permit distribution of the proceeds of subconcession sales.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 3, 2006. The following proposal was presented to a vote of the stockholders.

Proposal No. 1 - Election of Directors (Class I)

Director	Votes For	Votes Withheld
Ronald J. Kramer	82,446,659	1,455,542
John A. Moran	82,724,936	1,177,265
Elaine P. Wynn	82,394,064	1,508,137

The following Class II directors remain in office with their term expiring in 2007 - Stephen A. Wynn, Alvin V. Shoemaker, D. Boone Wayson and Stanley R. Zax. The following Class III directors remain in office with their term expiring in 2008 - Kazuo Okada, Robert J. Miller and Allan Zeman.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

*10.1	Production Rights Purchase Agreement, dated as of May 31, 2006, by and among Wynn Las Vegas, LLC; Lupa International, Inc.; Productions Du Dragon, S.A. and and Franco Dragone, to which intervenes Calitri Services and Licensing Limited Liability Company.**

*10.2	Change Order No. 11 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 7, 2006, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.

*10.3	Change Order No. 1 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.

*10.4	Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.

*10.5	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.

10.6	Fourth Amendment to Credit Agreement, dated as of June 30, 2006, among Wynn Las Vegas, LLC, the Wynn Amendment Parties (as defined therein) and Deutsche Bank Trust Company Americas, as administrative agent on behalf of the lenders (as defined therein. (5)

10.7	Employment Agreement, dated as of May 8, 2006, by and between Wynn Resorts, Limited and Wesley Allison. (3)

10.8	First Amendment to Agreement, dated as of June 1, 2006, by and among Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Publishing and Broadcasting, Ltd. (4)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

**	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed within the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 11, 2006 and incorporated herein by reference.
(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 6, 2006 and incorporated herein by reference.
(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant on July 7, 2006 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 7, 2006

By:	/s/ JOHN STRZEMP
John Strzemp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)