Form 10-Q
period 2006-09-30
WYNN RESORTS LTD
filed 2006-11-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006
Common stock, $0.01 par value	101,542,972

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,402,279	$434,289
Restricted cash and investments	100,393	98,271
Receivables, net	101,902	88,468
Inventories	60,580	39,884
Deferred income taxes	11,542	—
Prepaid expenses	28,452	23,630

Total current assets	1,705,148	684,542

Restricted cash and investments	223,394	344,331
Property and equipment, net	3,057,030	2,663,870
Intangibles, net	68,749	60,480
Deferred financing costs, net	78,227	95,619
Deposits and other assets	98,949	91,371
Investment in unconsolidated affiliates	5,271	5,070

Total assets	$5,236,768	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,801	$15,489
Current portion of long-term land concession obligation	7,418	8,984
Accounts and construction payable	131,826	79,768
Accrued income taxes	87,023	—
Accrued interest	33,455	15,733
Accrued compensation and benefits	51,798	36,772
Other accrued expenses	46,621	28,374
Customer deposits and other liabilities	121,922	66,120
Construction retention	11,655	18,539

Total current liabilities	507,519	269,779

Long-term debt	2,363,378	2,090,846
Long-term land concession obligation	11,784	19,218
Other long-term liabilities	2,648	1,788
Deferred income taxes	44,856	—
Construction retention	14,089	757

Total liabilities	2,944,274	2,382,388

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 101,526,722 and 99,331,294 shares issued and outstanding	1,015	993
Additional paid-in capital	2,003,701	1,972,847
Deferred compensation—restricted stock	—	(15,784)
Accumulated other comprehensive loss	(1,212)	—
Retained earnings (accumulated deficit)	288,990	(395,161)

Total stockholders’ equity	2,292,494	1,562,895

Total liabilities and stockholders’ equity	$5,236,768	$3,945,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Operating revenues:
Casino	$172,019	$123,049	$412,060	$221,764
Rooms	66,837	61,393	204,236	106,026
Food and beverage	72,091	61,211	224,411	109,266
Entertainment, retail and other	46,300	42,057	144,646	76,716

Gross revenues	357,247	287,710	985,353	513,772
Less: promotional allowances	(39,155)	(36,269)	(116,666)	(61,203)

Net revenues	318,092	251,441	868,687	452,569

Operating costs and expenses:
Casino	93,480	53,388	214,636	95,668
Rooms	18,259	16,120	53,384	27,900
Food and beverage	47,772	42,477	141,954	76,184
Entertainment, retail and other	31,678	28,699	98,304	48,966
General and administrative	56,195	44,814	152,172	75,827
Provision for doubtful accounts	4,876	2,043	11,452	10,642
Pre-opening costs	36,820	7,147	62,794	88,616
Depreciation and amortization	42,470	37,886	124,797	67,505
Contract termination fee	—	—	5,000	—
Property charges and other	5,739	6,052	13,064	6,161

Total operating costs and expenses	337,289	238,626	877,557	497,469

Equity in income from unconsolidated affiliates	488	463	1,574	714

Operating income (loss)	(18,709)	13,278	(7,296)	(44,186)

Other income (expense):
Interest and other income	11,837	7,467	29,885	20,632
Interest expense	(36,969)	(36,138)	(108,218)	(65,430)
Increase (decrease) in swap fair value	(8,757)	6,146	1,835	8,033
Gain on sale of subconcession right, net	899,409	—	899,409	—
Loss on extinguishment of debt	(10,758)	—	(10,758)	—

Other income (expense), net	854,762	(22,525)	812,153	(36,765)

Income (loss) before income taxes	836,053	(9,247)	804,857	(80,951)
Provision for income taxes	120,397	—	120,706	—

Net income (loss)	$715,656	$(9,247)	$684,151	$(80,951)

Basic and diluted income (loss) per common share:
Net income (loss):
Basic	$7.12	$(0.09)	$6.86	$(0.82)
Diluted	$6.43	$(0.09)	$6.22	$(0.82)
Weighted average common shares outstanding:
Basic	100,480	98,472	99,688	98,245
Diluted	111,702	98,472	111,083	98,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income (loss)	$684,151	$(80,951)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,797	67,505
Deferred income taxes	33,314	—
Stock-based compensation	14,057	3,665
Amortization and writeoff of deferred financing costs	16,147	6,337
Provision for doubtful accounts	11,452	10,642
Property charges and other	13,064	6,161
Equity in income of unsoncolidated affiliates	(201)	(714)
Increase in swap fair value	(1,835)	(8,033)
Gain on sale of subconcession right	(899,409)	—
Loss on extinguishment of debt	10,758	—
Increase (decrease) in cash from changes in:
Receivables	(24,886)	(65,870)
Inventories and prepaid expenses	(16,683)	(49,574)
Accounts payable and accrued expenses	205,436	123,513

Net cash provided by operating activities	170,162	12,681

Cash flows from investing activities:
Capital expenditures	(456,741)	(737,845)
Restricted cash and investments	118,815	505,350
Investment in unconsolidated affiliates	—	(3,500)
Purchase of intangibles and other assets	(61,947)	(23,533)
Proceeds from sale of assets	—	109
Proceeds from sale of subconcession right, net	899,409	—

Net cash provided by (used in) investing activities	499,536	(259,419)

Cash flows from financing activities:
Proceeds from the exercise of stock options	5,954	1,772
Proceeds from the issuance of long-term debt	713,615	517,186
Proceeds from termination of interest rate swap	6,605	—
Principal payments on long-term debt	(414,310)	(19,534)
Payments on long-term land concession obligation	(9,000)	(8,921)
Payment for deferred financing costs	(4,572)	(21,146)

Net cash provided by financing activities	298,292	469,357

Cash and cash equivalents:
Increase in cash and cash equivalents	967,990	222,619
Balance, beginning of period	434,289	330,261

Balance, end of period	$1,402,279	$552,880

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

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing “Encore at Wynn Las Vegas” or “Encore” and continues development of the second phase of Wynn Macau. Encore will be fully integrated with Wynn Las Vegas and is being constructed on 20 acres of land immediately adjacent to Wynn Las Vegas. Encore is expected to open to the public in early 2009. The second phase of Wynn Macau will be integrated into the first phase and is being constructed on the five remaining acres of the 16 acres of land for Wynn Macau. Wynn Macau’s second phase is scheduled to open in stages commencing in February 2007 and to be completed in the fourth quarter of 2007.

Basis of Presentation

Prior to the opening of Wynn Las Vegas on April 28, 2005, the Company was solely a development stage company.

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in the 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2006 and December 31, 2005, approximately 58% and 70%, respectively, of the Company’s markers were due from customers residing outside the United States. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value, and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

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

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, certain commissions and points earned in customer loyalty programs, such as the players club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the three and nine months ended September 30, 2006 and 2005 is primarily included in casino expenses as follows (amounts in thousands):

	September 30, 2006		September 30, 2005
	3 months	9 months	3 months	9 months
Rooms	$7,019	$19,063	$6,504	$10,654
Food & Beverage	13,918	43,150	13,370	23,351
Entertainment, retail and other	2,216	6,972	3,871	6,129

Total	$23,153	$69,185	$23,745	$40,134

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Advertising Costs

The Company expenses advertising costs the first time the advertising runs. For the three and nine months ended September 30, 2006, advertising costs totaled approximately $4.2 million and $15.8 million, respectively. Advertising costs for the three and nine months ended September 30, 2005 were approximately $3.2 million and $14.2 million, respectively.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

Further information on the Company’s share-based compensation arrangements is included in Note 11 “Share-Based Compensation.”

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is effective January 1, 2007. The Company is currently evaluating FIN 48 and has not yet determined the impact the adoption will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact this statement will have on its consolidated financial statements after it is adopted on January 1, 2008.

In September 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provide the required disclosures as of December 31, 2006. Since the Company does not sponsor any defined benefit postretirment plans, this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The company is currently evaluating what effect, if any, adoption of SAB 108 will have on the company’s consolidated results of operations and financial position.

3. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”) and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”).

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2006 consisted of the following (amounts in thousands):

	September 30, 2006
	3 months	9 months
Weighted average common shares outstanding (used in calculation of basic earnings per share)	100,480	99,688
Potential dilution from the assumed exercise of stock options, unvested restricted stock, and Convertible Debentures	11,222	11,395

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	111,702	111,083

The calculation of diluted EPS for the three and nine months ended September 30, 2006 also includes an addition to net income to reflect the interest expense, net of related tax effects that would not be incurred on the Debentures, if converted, of $2.3 million and $7.1 million, respectively.

For the three and nine months ended September 30, 2005, the Company incurred net losses. As a result, basic EPS is equal to diluted EPS for those periods. The calculation of diluted EPS at September 30, 2005 excludes the following anti-dilutive securities: 3,208,550 shares issuable upon exercise of stock options, 1,033,892 shares under nonvested stock grants and 10,869,550 shares issuable upon conversion of the Debentures.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2006 consisted of the following (amounts in thousands):

	September 30, 2006
	3 months	9 months
Net income	$715,656	$684,151
Currency translation adjustment	(983)	(1,212)

Comprehensive income	$714,673	$682,939

For the three and nine months ended September 30, 2005, the impact of the currency translation adjustment on the financial statements of the Company was not material.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2006 and 2005 totaled approximately $103.0 million and $81.1 million, respectively. Interest capitalized for the nine months ended September 30, 2006 and 2005 totaled approximately $23.7 million and $44.6 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Wynn Las Vegas and Wynn Macau that was capitalized into construction in progress for the nine months ended September 30, 2006 and 2005 totaled approximately $1.2 million and $1.6 million, respectively.

During the nine months ended September 30, 2006, approximately $25.8 million principal amount of the Debentures were converted into 1,123,428 shares of the common stock of Wynn Resorts, Limited. Accordingly, long-term debt was reduced by approximately $25.8 million, equity was increased by approximately $25.5 million and deferred financing costs were reduced by approximately $357,000.

During the nine months ended September 30, 2006, approximately $48.0 million of increases in construction payables and retention were included as a reduction to capital expenditures. During the nine months ended September 30, 2005, capital expenditures include approximately $57.5 million of payments made to decrease construction payables and retention.

6. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including household services, construction work and other personal services. Mr. Wynn and these other officers have amounts on deposit with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At September 30, 2006 and December 31, 2005, the Company owed Mr. Wynn and the other officers approximately $361,000 and $412,000, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. All services for, and maintenance of, the suite are included in the rental, with certain exceptions.

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

7. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	September 30, 2006	December 31, 2005
Casino	$106,286	$83,936
Hotel	12,652	12,660
Other	8,917	7,684

	127,855	104,280
Less: allowance for doubtful accounts	(25,953)	(15,812)

	$101,902	$88,468

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	September 30, 2006	December 31, 2005
Land and improvements	$602,592	$599,278
Buildings and improvements	1,555,576	1,159,364
Airplanes	57,582	57,582
Furniture, fixtures and equipment	772,286	594,474
Leasehold interest in land	67,067	67,118
Construction in progress	212,327	286,570

	3,267,430	2,764,386
Less: accumulated depreciation	(210,400)	(100,516)

	$3,057,030	$2,663,870

As of December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with the Wynn Macau and Encore projects. On September 6, 2006, Wynn Macau opened to the public. Accordingly, amounts relating to the first phase of Wynn Macau were transferred to the appropriate property and equipment categories and capitalization of interest on the first phase ceased. As of September 30, 2006, construction in progress includes interest and other costs capitalized in conjunction with the second phase of Wynn Macau and Encore.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	September 30, 2006	December 31, 2005
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
6% Convertible Subordinated Debentures, due July 15, 2015	224,161	250,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.25% (approximately 6.7%)	—	10,000
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.5%)	—	400,000
$900.0 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 7.0%)	88,629	—
$225.0 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 7.2%)	225,000	—
Senior Term Loan Facilities; due September 14, 2011; interest at LIBOR or HIBOR plus 3.0%, decreasing to LIBOR or HIBOR plus 2.75% upon substantial completion of Wynn Macau (approximately 7.8% and 7.3%)	478,240	78,944
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.2% and 6.9%)	39,792	43,536
Note payable - Aircraft; interest at 5.67%	13,456	13,986
12% Second Mortgage Notes, net of original issue discount of approximately $372 and $440, respectively due November 1, 2010; effective interest at approximately 12.9%	9,770	9,702
Other	131	167

	2,379,179	2,106,335
Current portion of long-term debt	(15,801)	(15,489)

	$2,363,378	$2,090,846

Wynn Las Vegas Credit Facilities

On August 15, 2006 the Company refinanced its $600.0 million Revolving Credit Facility (the “Revolver”) and its $400 million Delay Draw Term Loan Facility (the “Term Loans”) (together, the “Wynn Las Vegas Credit Facilities”).

On August 15, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which, among other things, (i) increased the Wynn Las Vegas Credit Facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600.0 million to $900.0 million and reducing the Term Loans from $400.0 million to $225.0 million; (ii) reduced the borrowing margins on London Interbank Offered Rate (“LIBOR”)-based Revolver and Term Loans by 0.625% and 0.250%, respectively; (iii) extended the maturity dates for the Revolver and the Term Loans to August 15, 2011 and August 15, 2013, respectively; and (iv) reduced the consolidated interest coverage ratio requirement for quarterly periods on or prior to December 31, 2007 to 2:1. The Amended and Restated Credit Agreement also: (i) reduced the range of the Revolver’s annual LIBOR borrowing margin after the opening of Encore from a range of 1.25% to 2.50% to a range of 1.00% to 1.75%, depending on the Company’s leverage ratio; and (ii) simplified the procedures for and conditions to

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

obtaining advances under, and reduced the reporting obligations under, the Amended and Restated Credit Agreement upon the satisfaction of certain conditions, including fully utilizing all previously funded amounts under the 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes) for payment of Encore project costs.

In accordance with Emerging Issues Task Force issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) the Company recorded a loss on extinguishment of debt for the three and nine months ended September 30, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing.

Wynn Macau Credit Facilities

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate allowing Wynn Macau, S.A. to amend certain provisions of its credit agreement to permit Wynn Macau to fund the additional $68.4 million in costs associated with three change orders to its guaranteed maximum price construction contract and other increases in Wynn Macau’s project budget entirely from its existing $764 million senior secured credit facilities. The additional costs are to be incurred in connection with preparatory work for additional gaming space located in the expansion of Wynn Macau’s second phase, a series of enhancements and upgrades to the overall project and an electronic marquee sign at the entrance to Wynn Macau.

Wynn Macau will fund $60.5 million from its existing $72 million contingent debt facility and $7.9 million of costs from its existing $20 million credit facility with Banco Nacional Ultramarino, S.A.

Debt Covenant Compliance

As of September 30, 2006, the Company was in compliance with all covenants governing the Company’s debt facilities.

10. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to several of its debt facilities. The Company accounts for its interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations. The following table represents the historical asset (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of September 30, 2006 and December 31, 2005. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
September 30,2006	$5,023	$(1,063)	$3,960
December 31, 2005	$10,523	$(1,788)	$8,735

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wynn Las Vegas Swaps

On December 14, 2004, the Company entered into two $200.0 million notional amount interest rate swap arrangements to fix the interest rate on the $400.0 million of floating-rate Term Loan borrowings outstanding prior to the August 15, 2006 refinancing of the Wynn Las Vegas Credit Facilities (See Note 9 Long-term Debt). Under these arrangements, the Company paid 3.793% of the notional amount and received payments equal to 1-month LIBOR multiplied by the notional amount. Although these interest rate swaps essentially fixed the interest rate at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period were recorded in the increase (or decrease) in swap fair value as a component of other income (expense), net since the interest rate swaps did not qualify for hedge accounting.

On August 15, 2006, the Company reduced its Term Loan facility as part of the refinancing of the Wynn Las Vegas Credit Facilities, and concurrently terminated one of its two $200.0 million interest rate swap arrangements. The Company received approximately $6.6 million in cash from unwinding this interest rate swap. The Company elected to retain the second $200.0 million interest rate swap to essentially fix the interest rate on $200.0 million of the new $225.0 million of Term Loan borrowings. Because the Company continues to pay a fixed rate of 3.793% on the $200.0 million notional amount and receives payments based on LIBOR, the interest rate on $200.0 million of the new $225.0 million Term Loan is fixed at approximately 5.668%. The interest rate on the remaining $25.0 million of Term Loan is subject to the changes in the LIBOR rates over time.

Wynn Macau Swaps

On October 14, 2005, the Company entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s $749 million senior term loan facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable Hong Kong Interbank Offered Rate (“HIBOR”) at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.84% and 7.77%, respectively. However, because these swaps do not qualify for hedge accounting, changes in fair value of these interest rate swaps for each reporting period are recognized as a component of other income (expense), net.

11. Share-Based Compensation

The Company established the 2002 Stock Incentive Plan (the “Stock Plan”) to provide for the grant of (i) incentive stock options, (ii) compensatory (i.e. nonqualified) stock options, and (iii) nonvested shares of the common stock of Wynn Resorts, Limited (“Common Stock”). Employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company are eligible to participate in the Stock Plan. However, only employees of Wynn Resorts, Limited and its subsidiaries are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. As of September 30, 2006, 3,920,712 shares remain available for the grant of stock options or nonvested shares of Common Stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the Stock Plan as of September 30, 2006, and the changes during the nine months then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,484,800	$36.62
Granted	153,500	$68.81
Exercised	(270,000)	$22.05
Canceled	(149,800)	$39.36

Outstanding at September 30, 2006	3,218,500	$39.22	7.77	$93,459,008

Exercisable at September 30, 2006.	1,141,000	$23.15	6.86	$51,264,308

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $31.01 and $22.91, respectively. The total intrinsic value of the options exercised for the nine months ended September 30, 2006 and 2005 was $13.1 million and $2.7 million, respectively. Net cash proceeds from the exercise of stock options were $6.0 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. No tax benefits were recognized since these benefits did not reduce taxes payable.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	789,169	$28.35
Granted	802,000	$64.04
Vested	(569,169)	$13.25
Canceled	—	$—

Nonvested at September 30, 2006	1,022,000	$64.76

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and construction in progress for the Company’s development projects, and the Company’s general and administrative expenses (including corporate expenses).

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to the Company’s common stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. Since the adoption of SFAS No. 123(R), the Company uses the simplified method prescribed by SAB No. 107 for companies with a limited trading history, to estimate the expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	September 30, 2006		September 30, 2005
	3 months	9 months	3 months	9 months
Expected dividend yield	—	—	—	—
Expected stock price volatility	35.9%	32.5%	35.3%	35.3%
Risk-free interest rate	4.6%	4.9%	4.2%	3.9%
Expected average life of options (years)	7.0	7.0	6.5	5.7

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006 resulted in the Company’s elimination of approximately $15.8 million of deferred compensation against additional paid-in capital. It also resulted in the recognition of approximately $3.0 million ($0.03 per share) and $9.0 million ($0.09 per share) of compensation cost related to stock options for the three and nine months ended September 30, 2006.

In addition to compensation cost relating to stock options, during the three and nine months ended September 30, 2006, the Company recognized compensation cost related to nonvested shares of Common Stock of approximately $3.4 million ($0.03 per share) and $6.2 million ($0.06 per share), respectively. Approximately $60.9 million of unamortized compensation cost relating to nonvested shares of Common Stock at September 30, 2006, will be recognized as compensation over the vesting period of the related grants through May 2016.

The total compensation cost relating both to stock options and nonvested stock for the three and nine months ended September 30, 2006 is allocated as follows (amounts in thousands):

	September 30, 2006
	3 months	9 months
Casino	$964	$2,268
Rooms	175	475
Food & Beverage	315	854
Entertainment, retail and other	93	231
General and administrative	3,217	7,811
Pre-opening	1,468	2,418

Total stock-based compensation expense	6,232	14,057
Total stock-based compensation capitalized	128	1,167

Total stock based compensation costs	$6,360	$15,224

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the three and nine months ended September 30, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price.

During the three and nine months ended September 30, 2005, the Company recognized compensation cost related to the nonvested shares of Common Stock of approximately $1.5 million ($0.02 per share) and $5.3 million ($0.05 per share), respectively. Of these amounts, approximately $539,000 and $1.6 million, respectively, was capitalized to construction in progress.

The following table illustrates the effect on the net loss that would have resulted had the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation during the three and nine months ended September 30, 2005 (amounts in thousands):

	September 30, 2005
	3 months	9 months
Net loss as restated	$(9,247)	$(80,951)
Less: total stock-based employee compensation expenses determined under the fair value method for all awards	(2,683)	(6,681)

Pro forma net loss	$(11,930)	$(87,632)

Basic and diluted loss per share:
As reported	$(0.09)	$(0.82)

Pro forma	$(0.12)	$(0.89)

12. Sale of Macau Subconcession Right

On March 4, 2006, Wynn Macau, S.A. entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which Wynn Macau, S.A. agreed to sell to PBL for $900.0 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to construct and operate casinos in Macau.

On September 8, 2006, the government of Macau approved the sale of the subconcession right. Accordingly, on September 11, 2006, Wynn Macau, S.A. completed the sale to PBL and received a cash payment of $900.0 million. As a result of the sale and the subconcession awarded to PBL by the government of Macau, Wynn Macau, S.A. has no rights or obligations with respect to the subconcession. The proceeds from this sale, net of related costs, are recorded as gain on sale of subconcession right in the Company’s statement of operations for the three and nine months ended September 30, 2006.

13. Income Taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where the Company operates. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of SFAS No. 5, “Accounting for Contingencies”. Quarterly, the Company reviews any potentially unfavorable tax outcome and when an unfavorable outcome is identified as probable and can be reasonably estimated, the Company then establishes a tax reserve for such possible unfavorable outcome. Estimating potential tax outcomes for any uncertain tax issue is highly judgmental and may not be indicative of the ultimate settlement with the tax authorities. The Company believes that it has adequately provided reasonable reserves for reasonable and foreseeable outcomes related to uncertain tax matters.

SFAS 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During its development stage, the Company accumulated significant net operating losses, which generated significant deferred tax assets. Because of the Company’s limited operating history, the Company had previously fully reserved these net deferred tax assets. On September 11, 2006, the Company recorded a gain on the sale of the subconcession right in Macau (See Note 12 “Sale of Macau Subconcession Right”). Accordingly the Company determined that a substantial portion of these net deferred tax assets have become more likely than not realizable as defined by SFAS 109. Consequently, the Company reduced the valuation allowance on its U.S. and foreign net deferred tax assets by approximately $90.3 million and $14.3 million, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $500,000 in such taxes. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

The Company’s provision for income taxes for the three and nine months ended September 30, 2006 are as follows (amounts in thousands):

	September 30, 2006
	3 months	9 months
Current - Federal	$—	$—
Deferred - Federal	33,314	33,314

Provision for federal income taxes	33,314	33,314

Current - Foreign	87,083	87,392
Deferred - Foreign	—	—

Provision for deferred income taxes	87,083	87,392

Provision for income taxes	$120,397	$120,706

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Substantially all of the above amounts relate to the gain on the sale of the subconcession right. There were no comparable charges for the three and nine months ended September 30, 2005. Included in the above table are taxes of $60,000 and $369,000 the Company recorded for the three and nine months ended September 30, 2006, respectively, relating to the Company’s international marketing branch offices.

14. Commitments and Contingencies

Wynn Las Vegas

Wynn Las Vegas Enhancements. The Company continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, the Company is permitted up to $100.0 million of Wynn Las Vegas, LLC’s cash on capital expenditures in 2006, of which approximately $47.9 million was spent during the first nine months of 2006.

Entertainment Productions. In 2002, the Company became a party to long-term agreements for the licensing, creation, development and production of “Le Rêve,” the water-based production show which opened at Wynn Las Vegas on April 28, 2005. In 2004, the Company also purchased the rights to, and in August 2005 began to present, the Tony Award-winning musical production “Avenue Q,” in Wynn Las Vegas’ Broadway Theater. In connection with Avenue Q, the Company was a party to a production services agreement for all production services related to the show.

Under the agreements relating to “Le Rêve” and “Avenue Q,” the Company was required to make payments to the creators and producers of each show based upon certain criteria including net ticket sales or profits.

On May 28, 2006, the Company ended Avenue Q’s production run at Wynn Las Vegas. To terminate the contract, the Company paid a termination fee of $5.0 million, which was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The Company intends to present “Monty Python’s Spamalot” in the renovated Broadway Theater. The Company expects to commence public performances of “Monty Python’s Spamalot” in the first quarter of 2007.

In April 2006, the Company canceled the 189,723 nonvested shares of Wynn Resorts’ common stock granted, subject to certain performance criteria, to the executive producer of “Le Reve.”

On May 31, 2006, the Company entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously only licensed to the Company. The Company paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve.” The rights acquired enable the Company to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

Encore Construction and Development. On March 31, 2006, Wynn Las Vegas, LLC’s lenders approved a $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans and Specs”). The Company continues to refine the design of Encore and is evaluating certain enhancements, which may increase the project budget. In addition, we are negotiating the guaranteed maximum price contract for Encore (the “Encore GMP”). Any increase to the Encore budget would be funded by contributions of debt and/or equity from Wynn Resorts. Encore’s current design includes a 2,042-room hotel tower fully integrated with Wynn Las Vegas, consisting of 132 suites and 1,910 guest rooms, as well as an approximately 54,000 square foot

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Encore Budget, Plans and Specs include approximately $70.0 million to be incurred for an additional employee parking garage located on the Company’s Koval property across Sands Avenue from Wynn Las Vegas, a related pedestrian bridge, and costs to be incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.” The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by early 2009.

On March 31, 2006, Wynn Resorts delivered an equity commitment agreement to the lenders under the Wynn Las Vegas Credit Facilities. Under that agreement, Wynn Resorts had committed to pay up to $215.3 million of Encore project costs if the Company was unable to do so. The Amended and Restated Credit Agreement (See Note 9 “Long-term Debt”) increased the aggregate amount available under the Wynn Las Vegas Credit Facilities from $1.0 billion to $1.125 billion. As a result of this increase and with other funds becoming available to pay for Encore project costs, Wynn Resorts’ maximum commitment to pay Encore project costs was reduced from $215.3 million to $70.0 million.

Through September 30, 2006, the Company incurred approximately $200.7 million of the Encore project costs. These costs, net of approximately $6.4 million of retention, have been funded from the Wynn Las Vegas Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, the Company is permitted to spend up to $300.0 million of the proceeds of the First Mortgage Notes and the Wynn Las Vegas Credit Facilities on Encore project costs. As of September 30, 2006, the Company has spent approximately $155.9 million using the debt proceeds. The remaining $38.4 million has been funded from cash flows from operations. The Company expects that the remaining proceeds from the First Mortgage Notes, together with availability under the Wynn Las Vegas Credit Facilities, cash flow from operations and the equity commitment from Wynn Resorts will be sufficient to fund Encore’s $1.74 billion budget.

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

In addition, the Company deposited $30.0 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas.

The liquidity reserve is solely for use of the Wynn Las Vegas project. Upon final payment of the small remaining retention required for final completion, the liquidity reserve will be released. These funds are then expected to be applied to construction costs incurred in connection with Encore. In addition, at final completion of Wynn Las Vegas, $30.0 million of the $50.0 million completion guarantee will be retained as Encore’s completion guarantee, with the remaining $20.0 million used for Encore’s construction costs.

Wynn Macau

Construction and Development. We began construction on Wynn Macau in June 2004, under a guaranteed maximum price construction contract (“the Construction Contract”) between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Construction Contract was amended and restated to include the second phase of Wynn Macau. Wynn Macau opened to the public on September 6, 2006. Wynn Macau’s second phase is scheduled to open in stages in 2007, commencing in February with approximately 119 table games and 300 slot machines.

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

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate permitting Wynn Macau, S.A. to enter into three change orders to its guaranteed maximum price construction contract. The three change orders implement a series of amendments to the Construction Contract, including providing for the completion of the majority of the first floor of the Wynn Macau expansion as additional gaming space, a series of enhancements and upgrades to the overall project, and adding an electronic marquee sign at the entrance to Wynn Macau. The change orders increased the guaranteed maximum price under the Construction Contract from $457 million to approximately $483 million.

Through September 30, 2006, the Company had incurred approximately $816 million of the approximate total $1.2 billion of budgeted project costs for Wynn Macau. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $685 million, land acquisition costs of approximately $49 million, the additional casino expansion and suite enhancements of approximately $68 million and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $351 million. These costs have been paid from the previously funded $230 million intercompany loans from Wynn Resorts, $80 million from Wynn Las Vegas, LLC and loaned through affiliates to Wynn Macau, S.A. as subordinated debt, Wynn Macau, S.A.’s $764 million senior secured credit facility and cash flows from operations. In October 2006, Wynn Macau, S.A. repaid the intercompany loan to Wynn Resorts using proceeds from the PBL transaction.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made five payments to the Macau government under the land concession contract and is required to make six additional semi-annual payments (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Cotai Strip Development

The Company has submitted an application with the government of Macau for a land concession for an additional 54 acres of land on the Cotai Strip in Macau for future development.

Leases, License Agreements, and Joint Ventures

Retail operations - The Company is the lessor under seven leases for retail operations at Wynn Las Vegas and has entered into license and distribution agreements for five additional retail outlets in Wynn Las Vegas. The Company also is a party to a joint venture agreement for the operation of one other retail outlet and the Ferrari

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and Maserati automobile dealership at Wynn Las Vegas. Each of these retail outlets opened concurrently with the opening of Wynn Las Vegas. Wynn Macau has entered into fifteen lease agreements for retail, food and beverage, and other operations.

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

Litigation

The Company does not have any material litigation as of September 30, 2006.

15. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau’s first phase opened on September 6, 2006. The Company’s total assets by segment are as follows (in thousands):

	September 30, 2006	December 31, 2005
Total assets
Wynn Las Vegas (including Encore)	$3,020,409	$3,115,814
Wynn Macau	1,835,102	471,571
Corporate and other assets	381,257	357,898

Total consolidated assets	$5,236,768	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s segment information on its results of operations for the three and nine months ended September 30, 2006 and 2005, are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
		(as restated)		(as restated)
Net Revenues
Wynn Las Vegas	$273,062	$251,441	$823,657	$452,569
Wynn Macau (1)	45,030	—	45,030	—

Total Net revenues	$318,092	$251,441	$868,687	$452,569

Adjusted EBITDA (2)
Wynn Las Vegas	$77,282	$73,205	$231,567	$131,940
Wynn Macau (1)	2,293	—	2,293	—

Total Adjusted EBITDA	$79,575	$73,205	$233,860	$131,940

Other operating costs and expenses:
Pre-opening expenses	(36,820)	(7,147)	(62,794)	(88,616)
Depreciation and amortization	(42,470)	(37,886)	(124,797)	(67,505)
Avenue Q contract termination fee	—	—	(5,000)	—
Property charges and other	(5,739)	(6,052)	(13,064)	(6,161)
Corporate expenses and other	(13,255)	(8,842)	(35,501)	(13,844)

Total other operating costs and expenses	(98,284)	(59,927)	(241,156)	(176,126)

Operating income (loss)	(18,709)	13,278	(7,296)	(44,186)

Other non operating costs and expenses:
Interest and other income	11,837	7,467	29,885	20,632
Interest expense	(36,969)	(36,138)	(108,218)	(65,430)
Increase (decrease) in swap fair value	(8,757)	6,146	1,835	8,033
Gain on sale of subconcession right, net	899,409	—	899,409	—
Loss on extinguishment of debt	(10,758)	—	(10,758)	—

Total other non operating costs and expenses	854,762	(22,525)	812,153	(36,765)

Income before provision for income taxes	836,053	(9,247)	804,857	(80,951)
Provision for income taxes	(120,397)	—	(120,706)	—

Net Income (loss)	$715,656	$(9,247)	$684,151	$(80,951)

(1)	Prior to its opening on September 6, 2006, Wynn Macau was in the development stage. Therefore, Wynn Macau has no revenues or Adjusted EBITDA for the three and nine months ended September 30, 2005.
(2)

“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, property charges, corporate expenses, stock-based compensation, Avenue Q contract termination fee, and other non-operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Also, Wynn Resorts’ calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

16. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2005, the Company determined that its interest rate swap arrangements relating to certain of its floating-rate debt facilities did not qualify for hedge accounting under SFAS No. 133 and its related interpretations. The Company’s hedge documentation includes, among other items, the assumption that the repricing dates for its debt and swaps match. The documentation required to assess ineffectiveness resulting from having different repricing dates was not in place at the inception of the hedge, nor during the periods for which an assessment was required, and the Company determined that the repricing dates on the swap instruments did not match exactly the repricing dates on the floating-rate debt. Documentation deficiencies cannot be corrected, and quarterly testing cannot be performed, retrospectively. As a result of the documentation deficiencies, hedge accounting should not have been used. Accordingly, the Company restated its condensed consolidated financial statements for the three and nine months ended September 30, 2005 to eliminate the application of hedge accounting. Eliminating the application of hedge accounting resulted in recording the mark to market adjustments for the interest rate swaps as increase/(decrease) in swap fair value, a component of other income (expense), net and not in comprehensive income, as was previously reported.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the significant effects of the restatement on the September 30, 2005 condensed consolidated financial statements is as follows (amounts in thousands except per share data):

	For the Three Months Ended September 30, 2005		For the Nine Months Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Statement of Operations:
Increase in swap fair value	$—	$6,146	$—	$8,033
Interest expense	$(34,935)	$(36,138)	$(63,425)	$(65,430)
Other income (expense), net	$(27,468)	$(22,525)	$(42,793)	$(36,765)
Net loss	$(14,190)	$(9,247)	$(86,979)	$(80,951)
Basic and diluted loss per share	$(0.14)	$(0.09)	$(0.89)	$(0.82)

Condensed Consolidated Statement of Cash Flows:
Net loss	n/a	n/a	$(86,979)	$(80,951)
Increase in swap fair value	n/a	n/a	$—	$(8,033)
Capital expenditures	n/a	n/a	$(739,850)	$(737,845)

17. Subsequent Events

On November 1, 2006, the Company redeemed the approximately $10.1 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) that remained outstanding. Funds to repay the Second Mortgage Notes and interest had been placed in an escrow account in December 2004, specifically for this purpose.

18. Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statement information is related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC, a subsidiary of the Parent that guarantees the Debentures (the “Convertible Debentures Guarantor”), and non-guarantor subsidiaries as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$292,347	$—	$1,109,932	$—	$1,402,279
Restricted cash and investments	—	905	99,488	—	100,393
Receivables, net	—	—	101,902	—	101,902
Inventories	—	—	60,580	—	60,580
Deferred income taxes	11,542	—	—	—	11,542
Prepaid expenses	142	—	28,310	—	28,452

Total current assets	304,031	905	1,400,212	—	1,705,148

Restricted cash and investments	1,263	—	222,131	—	223,394
Property and equipment, net	599	—	3,056,431	—	3,057,030
Intangibles, net	—	—	68,749	—	68,749
Deferred financing costs, net	5,744	—	72,483	—	78,227
Deposits and other assets	13,912	—	85,037	—	98,949
Investment in unconsolidated affiliates	2,008,348	—	5,271	(2,008,348)	5,271
Intercompany balances	240,657	44,237	(284,894)	—	—

Total assets	$2,574,554	$45,142	$4,625,420	$(2,008,348)	$5,236,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,801	$—	$15,801
Current portion of long term land concession obligation	—	—	7,418	—	7,418
Accounts and construction payable	—	—	131,826	—	131,826
Accrued income taxes	—	—	87,023	—	87,023
Accrued interest	2,787	—	30,668	—	33,455
Accrued compensation and benefits	9,586	—	42,212	—	51,798
Other accrued expenses	670	—	45,951	—	46,621
Customer deposits and other liabilities	—	—	121,922	—	121,922
Construction retention	—	—	11,655	—	11,655

Total current liabilities	13,043	—	494,476	—	507,519

Long-term debt	224,161	—	2,139,217	—	2,363,378
Long-term land concession obligation	—	—	11,784	—	11,784
Other long-term liabilities	—	—	2,648	—	2,648
Deferred income taxes	44,856	—	—	—	44,856
Construction retention	—	—	14,089	—	14,089

Total liabilities	282,060	—	2,662,214	—	2,944,274

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,015	—	—	—	1,015
Additional paid-in capital	2,003,701	44,028	1,631,819	(1,675,847)	2,003,701
Accumulated other comprehensive income (loss)	(1,212)	—	(1,212)	1,212	(1,212)
Retained earnings (accumulated deficit)	288,990	1,114	332,599	(333,713)	288,990

Total stockholders’ equity	2,292,494	45,142	1,963,206	(2,008,348)	2,292,494

Total liabilities and stockholders’ equity	$2,574,554	$45,142	$4,625,420	$(2,008,348)	$5,236,768

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$308,013	$—	$126,276	$—	$434,289
Restricted cash and investments	1,064	15,001	82,206	—	98,271
Receivables, net	31	—	88,437	—	88,468
Inventories	—	—	39,884	—	39,884
Prepaid expenses	324	—	23,306	—	23,630

Total current assets	309,432	15,001	360,109	—	684,542

Restricted cash and investments	23	—	344,308	—	344,331
Property and equipment, net	530	—	2,663,340	—	2,663,870
Intangibles, net	—	—	60,480	—	60,480
Deferred financing costs, net	6,934	—	88,685	—	95,619
Deposits and other assets	3,454	—	87,917	—	91,371
Investment in unconsolidated affiliates	1,295,256	—	5,070	(1,295,256)	5,070
Intercompany balances	216,454	30,000	(246,454)	—	—

Total assets	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,489	$—	$15,489
Current portion of land concession obligation	—	—	8,984	—	8,984
Accounts and construction payable	41	—	79,727	—	79,768
Accrued interest	9,142	—	6,591	—	15,733
Accrued compensation and benefits	9,050	—	27,722	—	36,772
Other accrued expenses	955	—	27,419	—	28,374
Customer deposits and other liabilities	—	—	66,120	—	66,120
Construction retention	—	—	18,539	—	18,539

Total current liabilities	19,188	—	250,591	—	269,779

Long-term debt	250,000	—	1,840,846	—	2,090,846
Long-term land concession obligation	—	—	19,218	—	19,218
Other long-term liabilities	—	—	1,788	—	1,788
Construction retention	—	—	757	—	757

Total liabilities	269,188	—	2,113,200	—	2,382,388

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	993	—	—	—	993
Additional paid-in capital	1,972,847	44,028	1,623,218	(1,667,246)	1,972,847
Deferred compensation - restricted stock	(15,784)	—	(957)	957	(15,784)
Accumulated other comprehensive income (loss)	—	—	—	—	—
Retained earnings (accumulated deficit)	(395,161)	973	(372,006)	371,033	(395,161)

Total stockholders’ equity	1,562,895	45,001	1,250,255	(1,295,256)	1,562,895

Total liabilities and stockholders’ equity	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$172,019	$—	$172,019
Rooms	—	—	66,837	—	66,837
Food and beverage	—	—	72,091	—	72,091
Entertainment, retail and other	5,687	—	46,300	(5,687)	46,300

Gross revenues	5,687	—	357,247	(5,687)	357,247
Less: promotional allowances	—	—	(39,155)	—	(39,155)

Net revenues	5,687	—	318,092	(5,687)	318,092

Operating costs and expenses:
Casino	—	—	93,480	—	93,480
Rooms	—	—	18,259	—	18,259
Food and beverage	—	—	47,772	—	47,772
Entertainment, retail and other	—	—	31,678	—	31,678
General and administrative	3,570	—	58,312	(5,687)	56,195
Provision for doubtful accounts	(9)	—	4,885	—	4,876
Pre-opening costs	—	—	36,820	—	36,820
Depreciation and amortization	19	—	42,451	—	42,470
Contract Termination Fee	—	—	—	—	—
Property charges and other	—	—	5,739	—	5,739

Total operating costs and expenses	3,580	—	339,396	(5,687)	337,289
Equity in income (loss) from unconsolidated affiliates	742,609	—	488	(742,609)	488

Operating income (loss)	744,716	—	(20,816)	(742,609)	(18,709)

Other income (expense):
Interest and other income	9,285	55	9,109	(6,612)	11,837
Interest expense	(5,031)	—	(38,550)	6,612	(36,969)
Increase (decrease) in swap fair value	—	—	(8,757)	—	(8,757)
Gain on sale of subconcession right, net	—	—	899,409	—	899,409
Loss on extinguishment of debt	—	—	(10,758)	—	(10,758)

Other income (expense), net	4,254	55	850,453	—	854,762

Income (loss) before income taxes	748,970	55	829,637	(742,609)	836,053
Provision for income taxes	33,314	—	87,083	—	120,397

Net income (loss)	$715,656	$55	$742,554	$(742,609)	$715,656

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2005 (As Restated - See Note 16)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$123,049	$—	$123,049
Rooms	—	—	61,393	—	61,393
Food and beverage	—	—	61,211	—	61,211
Entertainment, retail and other	5,283	—	42,057	(5,283)	42,057

Gross revenues	5,283	—	287,710	(5,283)	287,710
Less: promotional allowances	—	—	(36,269)	—	(36,269)

Net revenues	5,283	—	251,441	(5,283)	251,441

Operating costs and expenses:
Casino	—	—	53,388	—	53,388
Rooms	—	—	16,120	—	16,120
Food and beverage	—	—	42,477	—	42,477
Entertainment, retail and other	—	—	28,699	—	28,699
General and administrative	5,389	—	44,708	(5,283)	44,814
Provision for doubtful accounts	(68)	—	2,111	—	2,043
Pre-opening costs	—	—	7,147	—	7,147
Depreciation and amortization	20	—	37,866	—	37,886
Property charges and other	115	—	5,937	—	6,052

Total operating costs and expenses	5,456	—	238,453	(5,283)	238,626
Equity in income (loss) from unconsolidated affiliates	(10,887)	—	463	10,887	463

Operating income (loss)	(11,060)	—	13,451	10,887	13,278

Other income (expense):
Interest income	6,464	112	5,572	(4,681)	7,467
Interest expense	(4,651)	—	(36,168)	4,681	(36,138)
Increase in swap fair value	—	—	6,146	—	6,146

Other income (expense), net	1,813	112	(24,450)	—	(22,525)

Income (loss) before income taxes	(9,247)	112	(10,999)	10,887	(9,247)
Provision for income taxes	—	—	—	—	—

Net income (loss)	$(9,247)	$112	$(10,999)	$10,887	$(9,247)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$412,060	$—	$412,060
Rooms	—	—	204,236	—	204,236
Food and beverage	—	—	224,411	—	224,411
Entertainment, retail and other	16,973	—	144,646	(16,973)	144,646

Gross revenues	16,973	—	985,353	(16,973)	985,353
Less: promotional allowances	—	—	(116,666)	—	(116,666)

Net revenues	16,973	—	868,687	(16,973)	868,687

Operating costs and expenses:
Casino	—	—	214,636	—	214,636
Rooms	—	—	53,384	—	53,384
Food and beverage	—	—	141,954	—	141,954
Entertainment, retail and other	—	—	98,304	—	98,304
General and administrative	14,605	4	154,536	(16,973)	152,172
Provision for doubtful accounts	(31)	—	11,483	—	11,452
Pre-opening costs	—	—	62,794	—	62,794
Depreciation and amortization	58	—	124,739	—	124,797
Contract termination fee	—	—	5,000	—	5,000
Property charges and other	—	—	13,064	—	13,064

Total operating costs and expenses	14,632	4	879,894	(16,973)	877,557
Equity in income (loss) from unconsolidated affiliates	704,018	—	1,574	(704,018)	1,574

Operating income (loss)	706,359	(4)	(9,633)	(704,018)	(7,296)

Other income (expense):
Interest and other income	26,593	145	22,983	(19,836)	29,885
Interest expense	(15,487)	—	(112,567)	19,836	(108,218)
Increase (decrease) in swap fair value	—	—	1,835	—	1,835
Gain on sale of subconcession right, net	—	—	899,409	—	899,409
Loss on extingyishment of debt	—	—	(10,758)	—	(10,758)

Other income (expense), net	11,106	145	800,902	—	812,153

Income (loss) before income taxes	717,465	141	791,269	(704,018)	804,857
Provision for income taxes	33,314	—	87,392	—	120,706

Net income (loss)	$684,151	$141	$703,877	$(704,018)	$684,151

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005 (As Restated - See Note 16)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$221,764	$—	$221,764
Rooms	—	—	106,026	—	106,026
Food and beverage	—	—	109,266	—	109,266
Entertainment, retail and other	11,285	—	76,716	(11,285)	76,716

Gross revenues	11,285	—	513,772	(11,285)	513,772
Less: promotional allowances	—	—	(61,203)	—	(61,203)

Net revenues	11,285	—	452,569	(11,285)	452,569

Operating costs and expenses:
Casino	—	—	95,668	—	95,668
Rooms	—	—	27,900	—	27,900
Food and beverage	—	—	76,184	—	76,184
Entertainment, retail and other	—	—	48,966	—	48,966
General and administrative	8,465	4	78,643	(11,285)	75,827
Provision for doubtful accounts	(80)	—	10,722	—	10,642
Pre-opening costs	9,387	—	79,229	—	88,616
Depreciation and amortization	59	—	67,446	—	67,505
Contract termination fee	—	—	—	—	—
Property charges and other	114	—	6,047	—	6,161

Total operating costs and expenses	17,945	4	490,805	(11,285)	497,469
Equity in income (loss) from unconsolidated affiliates	(82,642)	—	714	82,642	714

Operating income (loss)	(89,302)	(4)	(37,522)	82,642	(44,186)

Other income (expense):
Interest income	15,722	264	14,692	(10,046)	20,632
Interest expense	(7,371)	—	(68,105)	10,046	(65,430)
Increase (decrease) in swap fair value	—	—	8,033	—	8,033

Other income (expense), net	8,351	264	(45,380)	—	(36,765)

Income (loss) before income taxes	(80,951)	260	(82,902)	82,642	(80,951)
Provision for income taxes	—	—	—	—	—

Net income (loss)	$(80,951)	$260	$(82,902)	$82,642	$(80,951)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$684,151	$141	$703,877	$(704,018)	$684,151
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58	—	124,739	—	124,797
Deferred income taxes	33,314	—	—	—	33,314
Stock-based compensation	4,938	—	9,119	—	14,057
Amortization and write-off of deferred financing costs and other	833	—	15,314	—	16,147
Provision for doubtful accounts	(31)	—	11,483	—	11,452
Property charges and other	—	—	13,064	—	13,064
Equity in income (loss) from unconsolidated affiliates	(704,018)	—	(201)	704,018	(201)
Increase in swap fair value	—	—	(1,835)	—	(1,835)
Gain on sale of subconcession right	—	—	(899,409)	—	(899,409)
Loss on extinguishment of debt	—	—	10,758	—	10,758
Increase (decrease) in cash from changes in:
Receivables	62	—	(24,948)	—	(24,886)
Inventories and prepaid expenses	182	—	(16,865)	—	(16,683)
Accounts payable and accrued expenses	(6,145)	—	211,581	—	205,436
Intercompany balances	(16,973)	—	16,973	—	—

Net cash provided by (used in) operating activities	(3,629)	141	173,650	—	170,162

Cash flows from investing activities:
Capital expenditures	(127)	—	(456,614)	—	(456,741)
Restricted cash and investments	(176)	14,096	104,895	—	118,815
Investment in unconsolidated affiliates	—	—	—	—	—
Purchase of intangibles and other assets	(10,458)	—	(51,489)	—	(61,947)
Proceeds from sale of subconcession right, net	—	—	899,409	—	899,409
Intercompany balances	(7,230)	(14,237)	21,467	—	—

Net cash provided by (used in) investing activities	(17,991)	(141)	517,668	—	499,536

Cash flows from financing activities:
Proceeds from the exercise of stock options	5,954	—	—	—	5,954
Proceeds from issuance of long-term debt	—	—	713,615	—	713,615
Proceeds from termination of interest rate swap	—	—	6,605	—	6,605
Principal payments on long-term debt	—	—	(414,310)	—	(414,310)
Payments on long-term land concession obligation	—	—	(9,000)	—	(9,000)
Payments of deferred financing costs	—	—	(4,572)	—	(4,572)

Net cash provided by financing activities	5,954	—	292,338	—	298,292

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(15,666)	—	983,656	—	967,990
Balance, beginning of period	308,013	—	126,276	—	434,289

Balance, end of period	$292,347	$—	$1,109,932	$—	$1,402,279

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 2005 (As Restated—See Note 16)

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(80,951)	$260	$(82,902)	$82,642	$(80,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59	—	67,446	—	67,505
Stock-based compensation	3,665	—	—	—	3,665
Amortization and write-off of deferred financing costs and other	538	—	5,799	—	6,337
Provision for doubtful accounts	—	—	10,642	—	10,642
Property charges and other	114	—	6,047	—	6,161
Equity in (income) loss from unconsolidated affiliates	82,642	—	(714)	(82,642)	(714)
Increase in swap fair value	—	—	(8,033)	—	(8,033)
Increase (decrease) in cash from changes in:	—	—	—	—	—
Receivables	—	—	(65,870)	—	(65,870)
Inventories and prepaid expenses	160	—	(49,734)	—	(49,574)
Accounts payable and accrued expenses	(4,323)	—	127,836	—	123,513
Intercompany balances	(11,285)	—	11,285	—	—

Net cash provided by (used in) operating activities	(9,381)	260	21,802	—	12,681

Cash flows from investing activities:
Capital expenditures	—	—	(737,845)	—	(737,845)
Restricted cash and investments	(132)	14,736	490,746	—	505,350
Investment in unconsolidated affiliates	—	—	(3,500)	—	(3,500)
Purchases of intangibles and other assets	(2,529)	—	(21,004)	—	(23,533)
Proceeds from sale of assets	86	—	23	—	109
Intercompany balances	17,204	(14,996)	(2,208)	—	—

Net cash provided by (used in) investing activities	14,629	(260)	(273,788)	—	(259,419)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,772	—	—	—	1,772
Proceeds from issuance of long-term debt	—	—	517,186	—	517,186
Principal payments on long-term debt	—	—	(19,534)	—	(19,534)
Payments on long-term land concession obligation	—	—	(8,921)	—	(8,921)
Payments for deferred financing costs	—	—	(21,146)	—	(21,146)

Net cash provided by financing activities	1,772	—	467,585	—	469,357

Cash and cash equivalents:
Increase in cash and cash equivalents	7,020	—	215,599	—	222,619
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$309,282	$—	$243,598	$—	$552,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion gives effect to the restatement described in Note 16 “Restatement “to these condensed consolidated financial statements. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation and its consolidated subsidiaries.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to: conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities; competition in the casino/hotel and resort industries; completion of the second phase of our Wynn Macau casino resort on time and within budget; our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas; doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework); new development and construction activities of competitors; our limited operating history; our dependence on Stephen A. Wynn and existing management; our dependence on a limited number of properties for all of our cash flow; leverage and debt service (including sensitivity to fluctuations in interest rates); levels of travel, leisure and casino spending; general domestic or international economic conditions; pending or future legal proceedings; changes in federal or state tax laws or the administration of such laws; changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions); applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations); the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks. Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this report.

Overview

We are a developer, owner and operator of destination casino resorts. On September 6, 2006, we opened and began operating Wynn Macau, our destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). We also own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005. Furthermore, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas (“Encore”), a hotel casino resort fully integrated with Wynn Las Vegas. Until the opening of Wynn Las Vegas, we were solely a development stage company.

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

Since its opening, we have enhanced and refined Wynn Las Vegas in response to market demands and customer preferences. In the third quarter of 2006, among other things, we completed the conversion of the Keno lounge to a retail outlet for womens’ accessories and remodeled our high-fashion ladies’ shoe boutique in the retail promenade. We expect to continue our remodel efforts, in each case, investing in projects designed to maximize the performance of Wynn Las Vegas.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,042-room hotel tower fully integrated with Wynn Las Vegas consisting of 132 suites and 1,910 guest rooms, an approximately 54,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open in early 2009.

On March 31, 2006, our lenders approved the $1.74 billion project budget and the related plans and specifications for Encore (the “Encore Budget, Plans and Specs”). The current project budget for Encore includes approximately $70.0 million to be incurred for construction of a new employee parking garage on our Koval property, a related pedestrian bridge and costs being incurred in connection with preparing the Broadway Theater to host “Monty Python’s Spamalot.” We continue to refine the design of Encore and are evaluating certain enhancements, which may increase the project budget. In addition, we are negotiating the guaranteed maximum price contract for Encore (the “Encore GMP”). Any increase to the Encore budget would be funded by contributions of debt and/or equity from Wynn Resorts.

Wynn Macau

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002. We recently sold the right to a subconcession to operate games of chance in Macau, to Publishing & Broadcasting, Ltd. (“PBL”) for $900.0 million. After the Macau government’s approval of this sale on September 11, 2006, we were one of only three concessionaires and three sub-concessionaires permitted by the government to operate a casino gaming businesses in Macau. Wynn Macau is located on 11 acres of a total site area of 16 acres of land and features:

•	An approximately 100,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, approximately 210 table games and 380 slot machines;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in 7 restaurants;

•	Approximately 26,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Chanel, Louis Vuitton, Prada, Dior, Fendi, Giorgio Armani, Tiffany, Bulgari, Piaget and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Entertainment lounges and meeting facilities.

Construction of the second phase of Wynn Macau on the remaining five acres of the Wynn Macau site continues. This expansion will be fully integrated with the first phase of Wynn Macau. Wynn Macau’s second phase is scheduled to open in stages in 2007, commencing in February with approximately 119 table games and 300 slot machines. The second phase will include an additional approximately 135,000 square feet of casino space, two restaurants, retail space, a theater, and a dramatic front feature attraction.

Cotai Strip Development

We have submitted an application to the Macau government for a land concession for an additional 54 acres of land on the Cotai Strip in Macau for future development.

Results of Operations

On September 6, 2006, we opened Wynn Macau and began generating operating cash flows from that project. Between April 28, 2005 and September 6, 2006, we relied solely upon the operations of Wynn Las Vegas for our operating cash flow. Prior to the opening of Wynn Las Vegas on April 28, 2005, we were solely a development stage company.

The reliance for our operating cash flow from only two properties exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

For our operations, the three and nine months ended September 30, 2006 include 25 days of operations for Wynn Macau in addition to the full periods of operations for Wynn Las Vegas. In contrast the three months ended September 30, 2005 include a full quarter of Wynn Las Vegas only. The nine-month period in 2005 includes only 156 days of operations for Wynn Las Vegas. The below table displays our net revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
		(as restated)		(as restated)
Net Revenues

Wynn Las Vegas	$273,062	$251,441	$823,657	$452,569
Wynn Macau	45,030	—	45,030	—

Total Net revenues	$318,092	$251,441	$868,687	$452,569

Casinos generally record win as a percentage of either drop or turnover. In our casino operations at Wynn Las Vegas, table games win is recorded as a percentage of drop. However, in our casino operations at Wynn Macau, we separate table play into two distinct segments. Our Macau VIP casino segment records table games win as a percentage of turnover, whereas our general casino records win as a percentage of drop.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Statement of Operations is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash or net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing wagers within our Wynn Macau VIP program.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by Wynn Las Vegas or Wynn Macau and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms available.

Financial results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Revenues

Net revenues for the three months ended September 30, 2006 are comprised of $172.0 million in casino revenues (54.1% of total net revenues) and $146.1 million of net non-casino revenues (45.9% of total net revenues). Net revenues for the third quarter of 2005 were comprised of $123.0 million in casino revenues (48.9% of total net revenues) and $128.4 million of net non-casino revenues (51.1% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2006 of approximately $172.0 million represents approximately a $49.0 million (or 39.8%) increase from casino revenues of $123.0 million for the three months ended September 30, 2005. The three months ended September 30, 2006 includes 25 days of Wynn Macau’s operations; the primary driver of this increase. At Wynn Las Vegas, the average table games win percentage (before discounts) of 22.3% was nominally above the expected range of 19% to 22% for the three months ended September 30, 2006. Slot handle at Wynn Las Vegas increased during the three months of 2006 as compared to 2005, however, during the three months of 2006, the slot win was slightly less than the expected range of 5% to 6%. Wynn Macau’s win percentage for the VIP casino segment of 1.9% was significantly less than the expected range of 2.5% to 2.8%. The average table games win percentage at the general casino at Wynn Macau of 15.7% was less than the expected range of 17% to 19%. We believe that the results of operations for the first 25 days of operations for Wynn Macau are not indicative of results to be expected in the future. We expect that over time hold percentages will normalize.

For the three months ended September 30, 2006, room revenues were approximately $66.8 million, which represents a $5.4 million (or 8.9%) increase over the $61.4 million generated in the three months ended September 30, 2005. Wynn Macau generated $2.5 million of room revenue for its first 25 days of operations. ADR and occupancy from Wynn Las Vegas for the three months ended September 30, 2006 were $271 and 94.9%, respectively, generating REVPAR of $257. ADR and occupancy from Wynn Las Vegas in the third quarter of 2005 was $264 and 93.0%, respectively. For the 25 days of operations, Wynn Macau’s ADR and occupancy were $201 and 75.9%, respectively, which produced REVPAR of $153.

Other non-casino revenues for the three months ended September 30, 2006 include: food and beverage revenues of approximately $72.1 million, retail revenues of approximately $20.2 million, entertainment revenues of approximately $14.1 million, and other revenues from outlets such as the spa and salon, of approximately $12.0 million. Other non-gaming revenues for the three months ended September 30, 2005 included food and beverage revenues of approximately $61.2 million, retail revenues of approximately $16.9 million, entertainment revenues of approximately $14.0 million, and other revenues from outlets, including the spa and salon, of approximately $11.2 million. The additional revenue earned in Wynn Macau’s 25 days of operations during the third quarter of 2006 contributed to the increase in the food and beverage and retail revenues. In addition, food and beverage revenues in 2006 benefited significantly from increased revenues from the nightclub located in Wynn Las Vegas as compared to the 2005 food and beverage revenues.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2006, departmental expenses included casino expenses of $93.5 million, rooms expenses of $18.3 million, food and beverage expenses of $47.8 million, and entertainment, retail and other expenses of $31.7 million. Also included are general and administrative expenses of approximately $56.2 million and approximately $4.9 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2005, departmental expenses included casino expenses of $53.4 million, room expenses of $16.1 million, food and beverage expenses of $42.5 million, and entertainment, retail and other expenses of $28.7 million. Also included are general and administrative expenses of approximately $44.8 million and approximately $2.0 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of 25 days of the operations of Wynn Macau and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

Pre-opening costs

Pre-opening costs for the three months ended September 30, 2006 of $36.8 million increased by $29.7 million when compared to the three months ended September 30, 2005, primarily due to the increased pre-opening activity and related costs of Wynn Macau, prior to the resort’s opening on September 6, 2006. Wynn Las Vegas ceased incurring pre-opening expenses in April of 2005, when it opened, accordingly, pre-opening expenses in the third quarter of 2005 were limited to Wynn Macau pre-opening expenses. Although present for only 67 days in the 2006 quarter, Wynn Macau’s third quarter 2006 pre-opening expenses were substantially higher than in the third quarter of 2005 due to the increase of staffing immediately preceding the opening and other pre-opening expenses which are typical and expected when opening a casino resort property such as Wynn Macau. We expect that Wynn Macau’s pre-opening expenses will continue to exist after the third quarter of 2006 as construction and development of the second phase continues toward the expected completion in the fourth quarter of 2007. As Encore progresses, pre-opening expenses related to this project will increase as opening approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2006 of $42.5 million increased by $4.6 million when compared to the three months ended September 30, 2005, primarily due to the additional 25 days of depreciation expense associated with Wynn Macau.

During the construction of Wynn Las Vegas and Wynn Macau, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once these properties opened, their assets were placed into service and we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to Wynn Las Vegas.

Property charges and other

Property charges for the three months ended September 30, 2006 of $5.7 million decreased by approximately $300,000 when compared to the three months ended September 30, 2005.

In response to our evaluation of the completed Wynn Las Vegas project and in response to the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 and continued enhancing Wynn Las Vegas in the first three quarters of 2006. The $5.7 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the three months ended September 30, 2006 have been expensed as property charges. In the third quarter of 2006, among other things, we completed the conversion of the Wynn Las Vegas Keno lounge to a retail outlet for womens’ accessories and remodeled our high-fashion ladies’ shoe boutique in the retail esplanade.

Although Wynn Las Vegas’ property charges have decreased in more recent quarters, we expect that enhancements and refinements to Wynn Macau will also take place in response to reactions from our customers in that market. Accordingly, we expect that property charges may increase in future periods.

Gain on sale of subconcession right

On March 4, 2006, we entered into an agreement with PBL pursuant to which we agreed to sell to PBL for $900.0 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to construct and operate casinos in Macau.

On September 8, 2006, the government of Macau approved the subconcession. Accordingly, on September 11, 2006, PBL paid in cash, the $900.0 million to Wynn Macau, S.A. for the subconcession right. As a result of the sale and the subconcession awarded to PBL by the government of Macau, we have no rights or obligations with respect to the subconcession. All rights and obligations under the subconcession are between PBL and the government of Macau. The proceeds from this sale, net of related costs, are recorded as gain on sale of subconcession right in our statement of operations for the three months ended September 30, 2006.

Other non-operating costs and expenses

Interest and other income increased by $4.4 million to $11.8 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase is due to interest earned on the PBL proceeds as noted above and higher interest rates earned on cash balances compared to 2005.

Interest expense, net of capitalized interest, for the three months ended September 30, 2006 was relatively comparable to the same period in 2005.

Our interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). On August 15, 2006, concurrent with the refinancing of Wynn Las Vegas, LLC’s senior credit facilities (See “Liquidity and Capital Resources - Financing Activity”), we terminated a $200.0 million notional amount interest rate swap relating to Wynn Las Vegas, LLC’s senior credit facilities. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as non-operating income or expense in each period. We recorded an expense of approximately $8.8 million for the three months ended September 30, 2006 resulting from the decrease in the fair value of our interest rate swaps from June 30, 2006 to September 30, 2006 (June 30, 2006 to August 15, 2006 in the case of the terminated swap). During the three months ended September 30, 2005 we recorded a gain of $6.1 million resulting from the increase in the fair value of interest rate swaps between June 30, 2005 and September 30, 2005. For further information on our interest rate swaps, see Part II, Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

On August 15, 2006 we refinanced Wynn Las Vegas, LLC’s senior credit facilities as discussed in further detail below (See “Liquidity and Capital Resources - Financing Activity”). In accordance with Emerging Issues Task Force issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) we recorded a loss on extinguishment of debt for the three months ended September 30, 2006 of approximately $10.8 million to reflect the write-off of Wynn Las Vegas, LLC’s previous term loan facility’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing.

Income Taxes

For the three months ended September 30, 2006, we recorded current and deferred foreign income tax provisions of approximately $87.0 million and $0, respectively and an approximately $33.3 million deferred income tax provision in the U.S. All of these amounts relates to the gain on the sale of the subconcession right. There were no comparable charges for the three months ended September 30, 2005. In addition, we recorded approximately $60,000 in additional U.S. current income taxes relating to our branch offices.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $500,000 in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Financial results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

The operating results for the nine months ended September 30, 2005 include 156 days of operations for Wynn Las Vegas while the nine months ended September 30, 2006 include a full quarter of operations for Wynn Las Vegas and 25 days of operations for Wynn Macau.

Revenues

Net revenues for the nine months ended September 30, 2006 are comprised of $412.1 million in casino revenues (47.4% of total net revenues) and $456.6 million of net non-casino revenues (52.6% of total net revenues). Net revenues for the 156 days of Wynn Las Vegas operations in the nine months ended September 30, 2005 were comprised of $221.8 million in net casino revenues (49.0% of total net revenues) and $230.8 million of net non-gaming revenues (51.0% of total net revenues). The quality of our resorts’ non-gaming amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues.

Casino revenues for the nine months ended September 30, 2006 of approximately $412.1 million represents approximately a $190.3 million (or 85.8%) increase from the casino revenues of $221.8 million for the nine months ended September 30, 2005. The increase in casino revenues is driven by Wynn Las Vegas being open for all of 2006 as opposed to only 156 days in 2005, as well as 25 days of operations at Wynn Macau. At Wynn Las Vegas, for the nine months ended September 30, 2006, the average table games win percentage (before discounts) of 20.6% was within the expected range of 19% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle. Wynn Macau’s win percentage for the VIP casino segment of 1.9% was significantly less than the expected range of 2.5% to 2.8%, however turnover, the leading volume indicator in the VIP casino, exceeded management expectations. The average table games win percentage at the general casino at Wynn Macau of 15.7% was less than the expected range of 17% to 19%, however the volume of table game play was as expected. We believe that the results of operations for the first 25 days of operations for Wynn Macau are not indicative of results to be expected in the future. We expect that over time hold percentages will normalize and that operating efficiencies will emerge.

For the nine months ended September 30, 2006, room revenues were approximately $204.2 million, which represents a $98.2 million (or 92.6%) increase over the $106.0 million generated in the 156 days of operations in the nine months ended September 30, 2005. The increase is primarily driven by Wynn Las Vegas being open for the full year as opposed to 156 days of operations in 2005 as well as Wynn Macau’s 25 days of operations in 2006. ADR and occupancy for Wynn Las Vegas for the nine months ended September 30, 2006 were $286 and 95.4%, respectively, generating REVPAR of $272. Wynn Las Vegas’s ADR and occupancy for the 156 days of operation in the third quarter of 2005 was $272 and 91.8%, generating REVPAR of $250. For the first 25 days of its operations, Wynn Macau’s ADR and occupancy of $201 and 75.9%, respectively, produced REVPAR of $153.

Other non-casino revenues for the nine months ended September 30, 2006 included food and beverage revenues of approximately $224.4 million, retail revenues of approximately $56.6 million, entertainment revenues of approximately $51.6 million, and other revenues from outlets, including the spa and salon, of approximately $36.4 million. Other non-casino revenues for the 156 days of operation in the nine months ended September 30, 2005 included food and beverage revenues of approximately $109.3 million, retail revenues of approximately $33.8 million, entertainment revenues of approximately $23.6 million, and other revenues from outlets, including the spa and salon, of approximately $19.3 million.

Departmental, Administrative, and Other Expenses

During the nine months ended September 30, 2006, the Company’s departmental expenses included total casino expenses of $214.6 million, total room expenses of $53.4 million, food and beverage expenses of $142.0 million, and entertainment, retail and other expenses of $98.3 million. Also included are general and administrative expenses of approximately $152.2 million and approximately $11.5 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2005, departmental expenses included casino expenses of $95.7 million, rooms expenses of $27.9 million, food and beverage expenses of $76.2 million, and entertainment, retail and other expenses of $49.0 million. Also included are general and administrative expenses of approximately $75.8 million and approximately $10.6 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of 25 days of the operations of Wynn Macau and increases in Wynn Las Vegas expenses commensurate with the increased revenues, as well as the increase in the number of days of operations in 2006 compared to 2005.

Pre-opening costs

Pre-opening costs for the nine months ended September 30, 2006 were $62.8 million. Wynn Macau accounted for $61.5 million of the total current year pre-opening costs as pre-opening and other start up expenses for Wynn Macau increased as the casino approached the opening date of September 6, 2006. Wynn Las Vegas and Wynn Macau incurred approximately $76.4 and $12.2 million of pre-opening costs, respectively, in the prior year period. We expect that Wynn Macau’s pre-opening expenses will continue to exist after the third quarter of 2006, at lesser amounts, as construction and development of the second phase continue toward the expected completion in the fourth quarter of 2007. In addition, as Encore progresses, pre-opening expenses related to this project will increase as opening approaches.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2006 of $124.8 million increased by $57.3 million compared to the nine months ended September 30, 2005 primarily due to including a full three quarters for Wynn Las Vegas and an additional 25 days of operations of Wynn Macau. Wynn Las Vegas only recorded 156 days of depreciation in 2005.

During the construction of Wynn Las Vegas and Wynn Macau, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once these properties opened, their assets were placed into service and we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to Wynn Las Vegas.

Avenue Q Contract Termination

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5.0 million. This fee was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). We are remodeling the Broadway Theater and adjacent areas to present “Monty Python’s Spamalot.” Performances of “Monty Python’s Spamalot” are expected to begin in the first quarter of 2007.

Property charges and other

Property charges for the nine months ended September 30, 2006 of $13.1 million increased by $6.9 million compared to the nine months ended September 30, 2005.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued in the first three quarters of 2006. The $13.1 million of costs relating to assets retired as a result of these enhancement and remodel efforts for the nine months ended September 30, 2006 have been expensed as property charges. During the nine months ended September 30, 2006, we remodeled the six North Fairway Villas, remodeled several areas of the retail promenade, remodeled a portion of the former baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons, converted the Keno lounge to a retail outlet for womens’ accessories, and remodeled our ladies’ shoe boutique in the retail esplanade. We also began modifications to the Broadway Theater to accommodate “Monty Python’s Spamalot.”

Although Wynn Las Vegas’ property charges have decreased in more recent quarters, we expect that enhancements and refinements to Wynn Macau will also take place in response to reactions from our customers in that market. Accordingly, we expect that property charges may increase in future periods.

Gain on sale of subconcession right

On March 4, 2006, we entered into an agreement with PBL pursuant to which we agreed to sell to PBL for $900.0 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to construct and operate casinos in Macau.

On September 8, 2006, the government of Macau approved the subconcession. Accordingly, on September 11, 2006, PBL paid in cash, the $900.0 million to Wynn Macau, S.A. for the subconcession right. As a result of the sale and the subconcession awarded to PBL by the government of Macau, we have no rights or obligations with respect to the subconcession. All rights and obligations under the subconcession are between PBL and the government of Macau. The proceeds from this sale, net of related costs, are recorded as gain on sale of subconcession right in our statement of operations for the nine months ended September 30, 2006.

Other non-operating costs and expenses

Interest and other income increased by $9.3 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase is primarily due to higher interest rates earned on cash balances compared to 2005, as well as interest earned on the PBL proceeds.

Interest expense, net of capitalized interest increased by $42.8 million for the nine months ended September 30, 2006 compared to the same period in 2005 due to the rise in interest rates and the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened.

Our interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). On August 15, 2006, concurrent with the refinancing of Wynn Las Vegas, LLC’s senior credit facilities (See “Liquidity and Capital Resources - Financing Activity”), we terminated a $200.0 million notional amount interest rate swap relating to Wynn Las Vegas, LLC’s senior credit facilities. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as non-operating income or expense in each period. We recorded approximately $1.8 million of interest rate swap income for the nine months ended September 30, 2006 resulting from the increase in the fair value of our interest rate swaps from December 31, 2005 to September 30, 2006 (December 31, 2005 to August 15, 2006 in the case of the terminated swap). During the nine months ended September 30, 2005 we recorded a gain of $8.0 million resulting from the increase in the fair value of interest rate swaps between December 31, 2004 and September 30, 2005. For further information on our interest rate swaps, see Part II, Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

On August 15, 2006 we refinanced our senior credit facilities as discussed in further detail below (See “Liquidity and Capital Resources - Financing Activity”). In EITF 96-19, the FASB reached consensus that modifications to or exchanges of debt resulting in substantially different terms, as defined, should be accounted for as an extinguishment and the difference between the fair value of the new debt and the net investment in the old debt, plus the fees paid to effect the exchange, should be recognized as a gain or loss. As a result of the refinancing and resulting modification of the Term Loans, we recorded a loss on extinguishment of debt for the nine months ended September 30, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs.

Income Taxes

For the nine months ended September 30, 2006, we recorded current and deferred foreign income tax provisions of approximately $87.0 million and $0, respectively, and approximately $33.3 million deferred income tax provision in the U.S. All of these amounts relates to the gain on the sale of the subconcession right. There were no comparable charges for the nine months ended September 30, 2005. In addition to taxes on the subconcession sale, we recorded approximately $369,000 in additional U.S. income taxes relating to our branch offices.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $500,000 in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Liquidity and Capital Resources

Cash flows from operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas and Wynn Macau, interest paid, and non-cash charges included in operating income. Net cash from operations in the nine months ended September 30, 2006 was $170.2 million compared to $12.7 million provided by operations in the nine months ended September 30, 2005.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at September 30, 2006, were significantly higher than in prior periods due to the $900.0 million cash received from PBL on September 11, 2006. At September 30, 2006, we had approximately $1.4 billion of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore and the second phase of Wynn Macau. Of this amount, approximately $292.3 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. However, Wynn Resorts, Limited has provided an equity commitment agreement to Wynn Las Vegas, LLC’s secured lenders, which obligates Wynn Resorts, Limited to contribute up to $70.0 million for Encore project costs if Wynn Las Vegas, LLC is unable to pay such costs.

At September 30, 2006, we had approximately $323.8 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore;

•	Construction, development and pre-opening expenses of the second phase of Wynn Macau;

•	Remaining costs to be paid in relation to Wynn Macau’s first phase;

•	Repayment of the Second Mortgage Notes, including interest (which was completed on November 1, 2006);

•	$80.0 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30.0 million of which must be retained for Encore); and

•	Remaining costs for completion of Wynn Las Vegas, estimated to be approximately $3.7 million.

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Convertible Debentures Conversions

Through September 30, 2006, approximately $25.8 million principal amount of the Convertible Debentures were converted by those holders into 1,123,428 shares of the common stock of Wynn Resorts, Limited. This has reduced our long-term debt accordingly and will decrease our interest expense by approximately $1.5 million annually.

Construction and Development

Wynn Las Vegas

As of September 30, 2006, approximately $3.7 million of budgeted project costs and retention amounts remained to be paid in order to close out the Wynn Las Vegas project.

In the third quarter of 2005, we began to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas credit facilities, we are permitted to make up to $100.0 million of capital expenditures in 2006, of which we have expended approximately $47.9 million in the first nine months of 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Encore at Wynn Las Vegas

Our lenders approved the $1.74 billion Encore Budget, Plans and Specs on March 31, 2006. We continue to refine the design of Encore and are evaluating certain enhancements, which may increase the project budget. In addition, we are negotiating the Encore GMP. Any increase to the Encore budget would be funded by contributions of debt and/or equity from Wynn Resorts. On April 28, 2006, we broke ground and commenced construction on Encore. We expect to open Encore to the public in early 2009.

Design and construction is progressing as expected at Encore. Current construction activities in the various project sections since groundbreaking include the following:

•	Design documentation is progressing in accordance with the design schedule;

•	Construction activities on the high-rise structure have progressed beyond the spa level and concrete pours for the first guest-room floor have begun;

•	Construction activities on the high-rise structure have reached the spa level;

•	Approximately 90% of the low-rise excavation has been completed;

•	Site preparation has commenced for the self-park garage;

•	Under-balcony framing has been completed allowing drywall installation to commence on the Broadway Theater; and

•	Rebar installation and major concrete pours have been completed through the fifth level of the Koval employee parking garage.

Through September 30, 2006, we incurred approximately $200.7 million of Encore project costs. These costs, net of approximately $6.4 million of retention, have been funded from the Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, we are permitted to spend up to $300.0 million of the proceeds of the First Mortgage Notes and the Credit Facilities on Encore project costs. As of September 30, 2006, we have spent approximately $155.9 million using these debt proceeds. The remaining $38.4 million has been funded from cash flows from operations. We expect that the remaining proceeds from the First Mortgage Notes, together with availability under the Wynn Las Vegas Credit Facilities, cash flow from the operations of Wynn Las Vegas and the equity commitment from Wynn Resorts will be sufficient to fund Encore’s $1.74 billion budget.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and any equity contributions from Wynn Resorts;

•	Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Credit Facilities, until exhaustion of the First Mortgage Notes proceeds, with amounts funded 66.67% from notes proceeds and 33.33% from the Wynn Las Vegas Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Wynn Las Vegas Credit Facilities; and

•	Fourth, by using the funds from the completion guarantee deposit account.

Le Reve Production Rights

In April 2006, Wynn Resorts canceled the 189,723 nonvested shares of Wynn Resorts’ common stock granted, subject to certain performance criteria, to the executive producer of “Le Reve.”

On May 31, 2006, we entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously only licensed to us. We paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve”. The rights acquired enable us to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

Wynn Macau

The first phase of Wynn Macau was completed, and the casino resort opened, on September 6, 2006. The construction of the second phase is progressing and is scheduled to open in stages in 2007, commencing in February with approximately 119 table games and 300 slot machines. The overall Wynn Macau project remains within budget and the second phase is progressing according to the expected timeframe. Significant construction accomplishments for the second phase expansion include:

•	Design is substantially complete;

•	Piling and pile cap activities are largely complete;

•	Basement retaining walls for the moving front feature attraction have been completed;

•	The ground floor and the first floor slab is complete;

•	Casino fit-out is in progress; and

•	Mechanical and electrical services are in progress.

The current total project budget for Wynn Macau (including the first phase which opened in September) is approximately $1.2 billion, including contingencies, but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows. Under the amended and restated Construction Contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by one of our subsidiaries) based on an existing scope of work and design specifications for both the first phase and the expansion as provided by us, for a guaranteed maximum price of approximately $483 million (including the contractors’ fee and contingency).

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate permitting Wynn Macau, S.A. to enter into three change orders to its guaranteed maximum price construction contract. The three change orders implement a series of amendments to the Construction Contract including, providing for the completion of the majority of the first floor of the Wynn Macau expansion as additional gaming space, a series of enhancements and upgrades to the overall project, and adding an electronic marquee sign at the entrance to Wynn Macau. The change orders increased the guaranteed maximum price under the Construction Contract from $457 million to approximately $483 million.

As of September 30, 2006, the Company has incurred approximately $816 million of the total $1.2 billion project budget for Wynn Macau.

Financing Activity

Wynn Las Vegas and Encore

On August 15, 2006, we refinanced our Revolving Credit Facility (the “Revolver”) and our Delay Draw Term Loan Facility (the “Term Loans”) (together, the “Wynn Las Vegas Credit Facilities”).

On August 15, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which, among other things, (i) increased the Credit Facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600.0 million to $900.0 million and reducing the Term Loans from $400.0 million to $225.0 million; (ii) reduced the borrowing margins on London Interbank Offered Rate (“LIBOR”)-based Revolver and Term Loans by 0.625% and 0.250%, respectively; (iii) extended the maturity dates for the Revolver and the Term Loans to 2011 and 2013, respectively; and (iv) reduced the consolidated interest coverage ratio requirement for quarterly periods on or prior to December 31, 2007 to 2.00:1. The Amended and Restated Credit Agreement also: (i) reduced the range of the Revolver’s annual LIBOR borrowing margin after the opening of Encore from a range of 1.25% to 2.50% to a range of 1.00% to 1.75%, depending on our leverage ratio; and (ii) simplified the procedures for and conditions to obtaining advances and reduced the reporting obligations under the Amended and Restated Credit Agreement upon the satisfaction of certain conditions, including fully utilizing all previously funded amounts under the 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes) for payment of Encore project costs.

As a result of the refinancing discussed above, borrowings under the Term Loans were reduced to $225.0 million, under which we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We had two $200.0 million notional amount interest rate swaps to essentially fix the interest on the $400.0 million of former Term Loans. When we completed the refinancing on August 15, 2006, we terminated one of the two swaps and received approximately $6.6 million in the transaction. We elected to retain the other swap and therefore it effectively fixes the interest rate on $200.0 million out of the total $225.0 million of current Term Loans (for further information, see Part II, Item 3. Quantitative and Qualitative Discussions about Market Risk).

In August and September of 2006, we borrowed a total of $88.6 million under the Revolver, primarily for the construction of Encore. Consequently, as of September 30, 2006, $811.4 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the current Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, the annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The new $900.0 million Revolver will terminate and be payable in full on August 15, 2011, $112.5 million of the $225.0 million Term Loan will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

On March 31, 2006, Wynn Resorts delivered an equity commitment agreement to the lenders under the Wynn Las Vegas Credit Facilities. Under that agreement, Wynn Resorts had committed to pay up to $215.3 million of Encore project costs if the Company was unable to do so. The refinancing discussed above increased the aggregate amount available under the Wynn Las Vegas Credit Facilities from $1.0 billion to $1.125 billion. As a result of this increase and with other funds becoming available to pay for Encore project costs, Wynn Resorts’ maximum commitment to pay Encore project costs was reduced from $215.3 million to $70.0 million.

We also have outstanding at September 30, 2006 approximately $39.8 million of an original $44.75 million borrowing secured by our corporate aircraft. This loan matures on March 31, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10.0 million.

On November 1, 2006, we redeemed the approximately $10.1 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”) that remained outstanding. Funds to repay the Second Mortgage Notes and interest had been placed in an escrow account in December 2004, specifically for this purpose.

Wynn Macau

Financing for Wynn Macau’s design, development, construction and pre-opening expenses is provided by a combination of cash on hand in the form of intercompany loans totaling $230 million, subordinated loan financing from Wynn Resorts totaling $80 million, and a senior secured credit facility. Wynn Macau, S.A.’s senior secured credit facility of $764 million includes $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of September 30, 2006, we had borrowed approximately $478.2 million under the Wynn Macau, S.A. senior secured credit facility.

The term loan facilities mature in September 2011, and the revolving credit facility matures in September 2007. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on March 14, 2008. The term loans bear interest at LIBOR or the Hong Kong Interbank Offered Rate (“HIBOR”) plus a margin of 3.0%. Subsequent to final completion, the interest rate will reduce to LIBOR or HIBOR plus a margin of 2.75%. The senior bank facility also provides for further reductions in the margin on the term loans if Wynn Macau, S.A. satisfies certain prescribed leverage ratio tests. Loans under the revolving credit facility will bear interest at HIBOR plus 2.5%.

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate allowing Wynn Macau, S.A. to amend certain provisions of its credit agreement to permit Wynn Macau to fund the additional $68.4 million in costs associated with three change orders to its guaranteed maximum price construction contract and other increases in Wynn Macau’s project budget entirely from its existing $764 million senior secured credit facilities. The additional costs are to be incurred in connection with preparatory work for additional gaming space located in the expansion of Wynn Macau’s second phase, a series of enhancements and upgrades to the overall project, and an electronic marquee sign at the entrance to Wynn Macau.

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

We began to draw under the senior bank facility in October 2005, after expenditure of the intercompany loan and subordinated funding. Through September 30, 2006, we incurred approximately $816 million of the total $1.2 billion of budgeted project costs. Total budgeted project costs include construction and design costs (including construction contingencies) of approximately $685 million, land acquisition costs of approximately $49 million, costs related to the additional casino expansion of approximately $68 million and capitalized interest, pre-opening expenses, financing fees and other costs totaling in the aggregate approximately $351 million. These costs have been, and will continue to be, paid from the previously funded $230.0 million intercompany loans from Wynn Resorts and $80.0 million from Wynn Las Vegas, LLC and loaned through affiliates to Wynn Macau, S.A., as well as Wynn Macau, S.A.’s $764.0 million senior secured credit facilities and cash flows from operations once Wynn Macau opens. On October 31, 2006, Wynn Macau, S.A. repaid to Wynn Resorts the intercompany loans and interest using proceeds from the PBL transaction.

In addition to the above financing sources, we have $30.0 million (plus $2.9 million of accumulated interest earnings) of long-term restricted cash reserved as contingent equity. We have entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau, S.A. credit facilities. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Other Liquidity Matters

Wynn Resorts, Limited is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; however, the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the sale of the subconcession right.

If completion of the Encore or the Wynn Macau expansion projects is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under Wynn Las Vegas, LLC’s credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau, will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, Macau, as well as other domestic or international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts, Limited or through subsidiaries separate from the Wynn Las Vegas and Wynn Macau-related entities.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. We present below a discussion of our policies related to share-based compensation and income taxes which has been updated from the discussion in our Annual Report.

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

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions where the Company operates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of SFAS No. 5, “Accounting for Contingencies”. Quarterly, the Company reviews any potentially unfavorable tax outcome and when an unfavorable outcome is identified as probable and can be reasonably estimated, the Company then establishes a tax reserve for such possible unfavorable outcome. Estimating potential tax outcomes for any uncertain tax issue is highly judgmental and may not be indicative of the ultimate settlement with the tax authorities. The Company believes that it has adequately provided reasonable reserves for reasonable and foreseeable outcomes related to uncertain tax matters.

SFAS 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During our development stage, we accumulated significant net operating losses, which generated significant deferred tax assets. Because of the Company’s limited operating history, we had previously fully reserved these net deferred tax assets. On September 11, 2006, we recorded a gain on the sale of the subconcession right. Accordingly we determined that a substantial portion of these net deferred tax assets have become more likely than not realizable as defined by SFAS 109.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $500,000 in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

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

Wynn Las Vegas Swaps

On December 14, 2004, we entered into two $200.0 million notional amount interest rate swap arrangements to hedge the underlying interest rate risk on a total of $400.0 million of borrowings under our term loan facility, which prior to the August 15, 2006 refinancing (For further information, see Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”), bore interest at LIBOR plus 2.125%. Under these arrangements, the Company paid 3.793% of the notional amount and received LIBOR. Although these interest rate swaps essentially fixed the interest rate at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period were recorded in the increase (or decrease) in swap fair value as a component of other income (expense), net since the interest rate swaps did not qualify for hedge accounting.

On August 15, 2006, we reduced our term loan facility as part of refinancing our Wynn Las Vegas Credit Facilities, and concurrently terminated one of our two $200.0 million interest rate swap arrangements. We received approximately $6.6 million in cash from unwinding this interest rate swap. We elected to retain the second $200.0 million interest rate swap to essentially fix the interest rate on $200.0 million of the new $225.0 million of term loan borrowings. Because we continue to pay a fixed rate of 3.793% on the $200.0 million notional amount and receive LIBOR, the interest rate on $200.0 million of the new $225.0 million term loans is fixed at approximately 5.668%. The interest rate on the remaining $25.0 million of Term Loans is subject to the changes in the LIBOR rates over time.

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

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the U.S. dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at September 30, 2006 of approximately 7.84% and 7.77%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as a component of other income (expense), net, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following tables presents the historical asset or (liability) fair values of our interest rate swap arrangements (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of September 30, 2006 and December 31, 2005 (all amounts in thousands):

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swaps	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
September 30,2006	$5,023	$(1,063)	$3,960
December 31, 2005	$10,523	$(1,788)	$8,735

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

Interest Rate Sensitivity

For the three and nine months ended September 30, 2006, we incurred approximately $45.7 million and $131.9 million, respectively, in interest. Certain amounts of our outstanding indebtedness for the period were based upon a variable rate, LIBOR or HIBOR, plus a premium. A 1% increase in the variable rates would have increased our interest cost for the three and nine months ended September 30, 2006 by approximately $402,000 and $685,000 respectively.

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

If the Hong Kong dollar and the Macau pataca are not linked to the U.S. dollar in the future, severe fluctuations in the exchange rate for these currencies may result. We also cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

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

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Debentures Conversions

The Debentures are currently convertible at each holder’s option into shares of the Company’s common stock at a conversion price of $23.00 per share (equivalent to 43.4782 shares per $1,000 principal amount). During the third quarter of 2006, we issued shares of common stock upon conversion of Debentures, as set forth below:

Date	Principal Amount of Debentures Converted	Number of Shares Issued Upon Conversion
July 20, 2006	$525,000	22,826

The shares of Common Stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

Dividend Restrictions

We have never declared or paid cash dividends on any shares of our common stock. We are currently reviewing our dividend policy.

Wynn Resorts, Limited is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts, Limited subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts, Limited. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; provided that the Wynn Macau, S.A. loan documents permit distribution of the net proceeds from the sale of the subconcession right.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	Employment Agreement, dated as of July 27, 2006, by and between Worldwide Wynn, LLC and Jack B. Binion. (3)

*10.2	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent.

Exhibit No.	Description
*10.3	Fourth Amendment to Master Disbursement Agreement, dated as of August 15, 2006, among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas, as bank agent and disbursement agent.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002 and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on July 28, 2006 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 9, 2006

By:	/s/ JOHN STRZEMP
John Strzemp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)