Form 10-K
period 2006-12-31
WYNN RESORTS LTD
filed 2007-03-01
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.01 Par Value

(Title of Class)

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Stock Market on June 30, 2006 was approximately $3.7 billion.

As of February 16, 2007, 101,893,781 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

Wynn Resorts, Limited, led by Chairman and Chief Executive Officer, Stephen A. Wynn, is a leading developer, owner and operator of destination casino resorts. We own and operate two destination casino resorts: “Wynn Las Vegas,” on the “Strip” in Las Vegas, Nevada, and “Wynn Macau,” located in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). We are also currently constructing “Encore at Wynn Las Vegas” (“Encore”) and we continue to develop and construct the second phase of Wynn Macau.

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

Our Resorts

Wynn Las Vegas

Wynn Las Vegas opened to the public on April 28, 2005. The resort’s accommodations, amenities and exceptional service have allowed us to attract and retain high quality customers. Wynn Las Vegas offers 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. In November 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil five star and AAA five diamond distinctions. The approximately 111,000 square foot casino features 132 table games, a baccarat salon, private VIP gaming rooms, a poker room, 1,974 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers a nightclub, an ultra-lounge, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Chanel, Christian Dior, Graff, Manolo Blahnik, Jean-Paul Gaultier and Louis Vuitton. Wynn Las Vegas also has two showrooms. The Wynn Theater features “Le Rêve,” a water-based production. The Broadway Theater was recently remodeled to feature “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. Performances of Spamalot will commence in the first quarter of 2007. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening. During the year ended December 31, 2006, our average occupancy was 94.4% and our average daily room rate was $287, which compares favorably to the overall 89.7% average occupancy and $120 average daily room rate of Las Vegas. Since its opening, we have further enhanced and refined Wynn Las Vegas in response to market demands and customer preferences.

Wynn Macau

Wynn Macau opened to the public on September 6, 2006. This first phase of Wynn Macau utilizes approximately 11 of a total site area of 16 acres of land. When it opened, Wynn Macau featured approximately 600 hotel rooms and suites, approximately 220 table games and approximately 380 slot machines in approximately 100,000 square feet of casino gaming space, seven restaurants, approximately 26,000 square feet of retail space, a spa and salon, entertainment lounges and meeting facilities. The second phase is being constructed on the remaining 5 acres of the Wynn Macau site and is being integrated into the first phase. In February 2007, we added additional table games and slot machines bringing the current total to approximately 256 table games and approximately 477 slot machines in an approximately 110,000 square foot casino. In July 2007, we anticipate opening the expansion which will bring the table count to approximately 420 and slot machine to approximately 1,280 in total. During the year ended December 31, 2006, our occupancy was 80.6% which compares favorably to the overall occupancy rate in Macau of 72.3% and our average daily room rate was $238. Since its opening, we have enhanced, and will continue to refine, Wynn Macau in response to market demands and customer preferences.

Construction and Development

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. Wynn Las Vegas was constructed at a total cost of approximately $2.74 billion. This includes the purchase of 235 acres of land (including the land for Encore) and buildings formerly comprising the Desert Inn, additional land for employee parking, costs of design and construction, financing fees, interest and other pre-opening costs.

In the ordinary course of our business and in order to increase revenues, we have made and continue to make certain enhancements and refinements to Wynn Las Vegas. Since opening we have remodeled the Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst, our nightclub, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons, converted the Keno lounge to a retail outlet for women’s accessories, and remodeled our ladies’ shoe boutique in the retail esplanade. In March 2007, we intend to remodel the Le Reve Theatre, decreasing the seat count from 2,087 to 1,606 and further enhancing the guest experience. We expect the remodel effort to last approximately 30 days during which time there will be no performances of Le Reve. We have incurred and will continue to incur capital expenditures related to these types of enhancements and refinements at Wynn Las Vegas.

Encore at Wynn Las Vegas

As a result of the strong demand for the amenities and services offered by Wynn Las Vegas, the continued strength of the Las Vegas market, and our desire to maximize the potential of our substantial real estate assets, we are developing Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. Current plans for Encore include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, nightclubs, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. We commenced construction of Encore in the second quarter of 2006 and expect to open Encore to the public by early 2009.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million. As of December 31, 2006, the Company had incurred approximately $277.6 million of project costs related to the development and construction of Encore and related capital improvements.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore.

In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Wynn Macau

Wynn Macau opened on September 6, 2006. Construction on the second phase is progressing as planned and is expected to open in the third quarter of 2007. This second phase includes approximately 123,000 square feet of additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities. As of December 31, 2006, we have incurred approximately $877.1 million of a total project budget (excluding Wynn Diamond Suites) of approximately $1.2 billion. In addition, we continue to develop the plans and budget for Wynn Diamond Suites, a further expansion of Wynn Macau, which was first announced in November 2006. This further expansion is expected to add a second self-contained, fully-integrated all-suite resort hotel including food and beverage, retail and entertainment amenities.

Other Development Opportunities

We have submitted an application to the government of Macau for a concession of land in Cotai. We recently reconfigured our site plan for 52 acres and are awaiting final approval. We continually seek out new opportunities for additional gaming or related businesses, in Las Vegas, other markets in the United States, and worldwide.

Our Strategy

Capitalize on the “Wynn” Brand.    We believe Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and, as such, has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, upscale design, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas sets a new standard of luxury and elegance for destination casino resorts in Las Vegas. We also believe that Mr. Wynn’s reputation and the new standard of luxury and elegance brought to the industry by Wynn Las Vegas and Wynn Macau translate to a high level of anticipation for Encore at Wynn Las Vegas and our expansion of Wynn Macau including the Wynn Diamond Suites. We intend to extend our “Wynn” brand to other domestic and international opportunities as they arise.

Attract and deliver high-quality service and amenities to high-end gaming customers.    Wynn Las Vegas and Wynn Macau were designed and built to attract premium gaming customers. Wynn Las Vegas offers luxurious rooms and suites, high-limit tables, VIP gaming salons, exquisite fine dining, premium retail shopping, distinctive entertainment and an 18-hole golf course. In November 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil five star and AAA five diamond distinctions. In addition, four of our Wynn Las Vegas resort’s restaurants have been recognized by AAA (including our AAA rated, 5-Diamond French restaurant, Alex). Our hotel and gaming offerings are designed to meet the expectations of high-budget, premium customers.

Marketing.    We have positioned Wynn Las Vegas as a full-service luxury resort and casino in the leisure, convention and tour and travel markets. We market Wynn Las Vegas directly to gaming customers using database marketing techniques, as well as traditional incentives, such as reduced room rates and complimentary meals and suites. We offer high-roller gaming customers premium suites and special hotel services, and have a guest loyalty program that integrates all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compares it against incurred expenses to determine the profitability of that guest. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also use our integrated database to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

Mr. Wynn and our marketing team have developed a substantial network of long-standing international and domestic premium customers. We have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Vancouver and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

Capitalize on our Opportunity in Macau.    The government of Macau intends to transform Macau into the tourist destination of choice in Asia. The Macau government is encouraging significant investment in new and expanded casino entertainment facilities to enhance its reputation as a casino resort destination and to attract additional tourists and lengthen stays. The Chinese government has also gradually relaxed its travel and currency restrictions, allowing mainland Chinese from certain urban centers and economically developed areas to visit Macau without joining a tour group and increasing the amount of currency that Chinese citizens are permitted to bring into Macau. We expect tourism in Macau to continue to grow as the Chinese government continues to liberalize restrictions on travel and currency movements.

Gaming customers from Hong Kong, southeast China, Taiwan and other locations in Asia can reach Macau in a relatively short period of time, and visitors from more distant locations in Asia can take advantage of short travel times by air to Macau or to Hong Kong. The relatively easy access from major population centers positions Macau as a popular gaming destination in Asia.

We utilized our brand and significant experience in Las Vegas in providing a Steve Wynn-designed property on our 16-acre site located in Macau’s inner harbor area across from the Hotel Lisboa, Macau’s best-known casino. Our concession provides us with the ability to develop an unlimited number of casino resorts with Macau government approval, which adds significant value to our Macau opportunity.

Future Las Vegas Expansion.    Wynn Las Vegas is located on approximately 55 acres on the famed Las Vegas Strip. Our property is located between the approximately 3.2 million square feet of convention space operated by the Las Vegas Convention and Visitors Authority and the expanding Venetian Casino Resort and its approximately 1.8 million square foot Sands Expo Center; diagonally across from the Mirage and the Treasure Island Hotel and Casino; directly across from the Fashion Show Mall; and across from new developments expected on the current sites of the New Frontier and the Stardust casino resorts. Encore is being developed on 20 acres of land adjacent to Wynn Las Vegas. We also have an approximately 142-acre parcel of land behind Wynn Las Vegas, which is currently used as a golf course. In addition, we have approximately 18 acres of land across Sands Avenue on a portion of which we recently completed a new employee parking garage.

We are developing a long-range master plan for the 142-acre golf course that will include a large mixed-use hotel, casino entertainment resort complex. It is not expected that any construction on the golf course land would begin before 2009.

Experienced Management Team.    Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. Mr. Wynn and many members of the current senior management team were responsible for the design, development and operation of The Mirage, Treasure Island at The Mirage, and Bellagio. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 100-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

Opportunities for Future Growth.    We are continually looking for new opportunities for gaming and related businesses in Las Vegas and Macau, as well as other domestic and international markets through acquisition, investment or development.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the United States. During the year ended December 31, 2006, the Las Vegas gaming and hotel markets continued their upward trends with, among other things, a 0.9% increase in visitation to 38.9 million visitors, a 10.9% increase in Las Vegas Strip gaming revenue and a 16.0% increase in average daily room rates, all as compared to December 2005.

Many properties on the Las Vegas Strip have opened over the past ten years, including the Bellagio, Mandalay Bay Resort & Casino, Paris Las Vegas, Aladdin Resort & Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including Bellagio, Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas is located on the Las Vegas Strip and competes with these and other high-quality resorts and hotel casinos, those in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.

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

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers, could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.

In addition to the existing casinos with which Wynn Las Vegas currently competes, several new resorts are expected to open on or near the Las Vegas Strip before 2011. The major projects, which have either been announced or are currently under construction include, but are not limited to:

•	Palazzo—an approximately $1.85 billion development by Las Vegas Sands currently under construction adjacent to The Venetian.

•	Echelon Place—an approximately $4.0 billion development by Boyd Gaming located north of Wynn Las Vegas on the Strip.

•	City Center—an approximately $7.0 billion development by MGM Mirage located south of Wynn Las Vegas on the Strip.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred in December 1999 from Portuguese to Chinese political control. Macau is administered as a special administrative region of China. Macau is located approximately 37 miles southwest of, and less than one hour away via ferry from, Hong Kong and has been a casino destination for more than 40 years. Macau consists principally of a small peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is positioned in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau generated approximately $6.98 billion in gaming revenue in 2006, a 22% increase over the $5.6 billion generated in 2005, making Macau one of the largest gaming markets in the world.

Macau’s gaming market is primarily dependent on tourists. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 22.0 million people visited Macau in 2006, an increase of 17.6% over the 18.7 million visitors of 2005. From 1999 through 2006, fewer than one-third of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only one to two nights. We expect the average length of stay to increase as a result of new, upscale hotel resort accommodations in Macau, including Wynn Macau.

Gaming customers traveling to Macau typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 92.6% of the tourists who visited Macau in 2006 came from Hong Kong, mainland China and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, including Manila, Singapore, Taipei, Bangkok, Beijing and Shanghai.

Prior to 2002, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, under the authority of the Chief Executive and the Casino Tender Commission of Macau, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires, who in turn were permitted, subject to the approval of the government of Macau, to each grant one sub-concession to other gaming operators.

On March 4, 2006, we entered into an agreement with Publishing and Broadcasting, Ltd. (“PBL”), an Australian casino operator, to sell to PBL a subconcession right to operate casino games in Macau for a purchase price of $900 million. On September 8, 2006, the government of Macau approved the sale of the subconcession right, and on September 11, 2006, we completed the sale to PBL and received a cash payment of $900 million. As a result of the sale and the subconcession awarded to PBL by the government of Macau, we have no rights or obligations with respect to the subconcession.

Currently, there are 24 operating casinos in Macau. In addition, there are several large casino resorts currently under construction and development.

Sociedade de Jogos de Macau (“SJM”) operates 17 of the 24 casinos. SJM is controlled by Stanley Ho, who through another entity, controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years. Most of SJM’s casinos are relatively small facilities, which are offered as amenities in hotels; however, a few are substantial operations. Three of the largest casinos in Macau are operated by SJM: the Hotel Lisboa, The Greek Mythology Casino (formerly the New Century Casino), and the Jai Alai. In addition, an affiliate of Mr. Ho owns substantially all of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong. In February of 2007, SJM opened a portion of the Grand Lisboa behind the Hotel Lisboa.

A joint venture of MGM MIRAGE and Pansy Ho Chiu-king (Stanley Ho’s daughter) is currently constructing the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau. The project is to include a 600 room hotel, several restaurants as well as other attractions, approximately 345 table games and approximately 1,035 slot machines. The announced project budget is $1.1 billion and the opening is expected to be in late 2007.

Galaxy Casino Company Limited, referred to herein as Galaxy, also was awarded a casino concession in June 2002. Galaxy is a company controlled by Hong Kong businessman Lui Chi-woo and a group of Hong Kong investors. Galaxy opened the Waldo Hotel/Casino on the peninsula in 2004, the Grand Waldo Cotai in the summer of 2006, and Galaxy Star World hotel casino immediately adjacent to Wynn Macau in October 2006.

Las Vegas Sands Corp., the owner and operator of The Venetian Resort Hotel in Las Vegas and a former partner of Galaxy, has entered into a sub-concession agreement with Galaxy which allows it to independently develop and operate casinos in Macau. Each of Galaxy Waldo and Sands Macao has captured a significant share of the casino gaming market in Macau. Both Galaxy and Las Vegas Sands Corp. are also constructing major casino resorts in Cotai.

The Sands Macao opened in 2004, and as of December 2006, offers approximately 770 table games and approximately 1,230 slot machines. Las Vegas Sands Corp. is currently constructing the Venetian Macao Resort Hotel, a 3,000 suite hotel, casino and convention center complex, with retail, dining and entertainment, all with a Venetian-style theme similar to that of its Las Vegas property. In addition, Las Vegas Sands Corp. has proposed a masterplan for over 200 acres in Cotai that would include: (a) a Four Seasons-branded project with serviced apartment units, and additional retail and related space, and (b) additional hotel properties, to be built in multiple phases. The Venetian Macao Resort Hotel is expected to open in 2007.

A joint venture consisting of Melco, a Hong Kong stock exchange-listed company and PBL, is currently developing the Crown Macau and a large resort in Cotai, called City of Dreams and will operate its properties under the subconcession it purchased from us. Crown Macau, located in Taipa, is anticipated to open in 2007.

A joint venture consisting of Hong Kong-based eSun Holdings and New Cotai, LLC recently broke ground on the Macao Studio City project. The Macao Studio City is being developed in Cotai and is expected to feature a theatre, television and film production facilities, retail, gaming, entertainment and world-class hotels.

Our casino concession agreement permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines, as well as pachinko and pachislot parlors in Japan. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia.

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

Owner and Operator Licensing Requirements.    Our subsidiary, Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable. We cannot be certain that Wynn Las Vegas, LLC will be able to maintain all approvals and licenses from the Nevada Gaming Authorities.

Company Registration Requirements.    Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of First Mortgage Notes were registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the First Mortgage Notes, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Gaming Laws Relating to Debt Securities Ownership.    The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

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

Approval of Changes in Control.    A registered company must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

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

Approvals may be required from the Nevada Gaming Commission before a registered company can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

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

Foreign Gaming Investigations.    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

Macau

General.    As a casino concessionaire, Wynn Macau, S.A. is subject to the regulatory control of the Government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires or subconcessionaires are permitted to operate casinos. To compete for concessions, candidates were required to tender proposals pursuant to procedures prescribing the content and timing of submissions and the evaluation criteria involved in the selection process. Applicants were evaluated according to suitability criteria, including their financial capacity, business experience and reputation, and the reputation of their affiliates and associates. Applicants were required to pay the costs of investigation and to make a deposit against such costs as part of the submission of proposals. The selection process included consultation and negotiation between the applicants and the Macau government, which selected the applicants that were awarded concessions. Subconcessions may be awarded subject to the approval of the Macau government and so far three such concessions have been awarded. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, forms the framework for the regulation of the activities of the concessionaire.

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

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 4% of gross gaming revenue for the promotion of public interests, social security, infrastructure and tourism. Concessionaires also are obligated to withhold, subject to partial exemption, a 3% tax from any commissions paid to junket representatives. A junket representative is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation, accommodations, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire.

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

Subconcessionaires are subject to the same conditions as the concessionaires including, but not limited to, the evaluation of suitability, financial capacity, business experience and reputation. As with concessionaires, sub-concessionaires must appoint a permanent resident holding 10% of the capital stock as executive director and must pay to the government of Macau the special gaming tax of 35% of gross revenue. The transfer or encumbering of an interest in the subconcessionaire is subject to prior approval of the Macau government.

Concession Agreement.    The concession agreement between Wynn Macau S.A. and the Macau government requires Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion patacas (approximately US $500 million) in Macau-related projects by June 2009. The obligation was satisfied with the opening of Wynn Macau.

Wynn Macau, S.A. was also obligated to obtain, and did obtain, a 700 million pataca (approximately US $87 million) bank guarantee from Banco National Ultramarino, S.A. (“BNU”) that is effective until March 31, 2007. The amount of this guarantee will be reduced to 300 million patacas (approximately US $37 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. Wynn Macau, S.A. is obligated, upon demand by BNU, to promptly repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee by Wynn Macau, S.A. for the guarantee not to exceed 12.3 million patacas (approximately US $1.5 million).

The government of Macau may redeem the concession beginning on June 24, 2017, and in such event Wynn Macau, S.A. will be entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied for the remaining years under the consession.

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

Employees

As of December 31, 2006, we have a total of approximately 15,500 employees (including approximately 6,100 in Macau).

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 4,500 employees at Wynn Las Vegas. Certain other unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

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

A common element of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) is not registerable unless the surname has acquired “secondary meaning.” To date, Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU,” “WYNN LAS VEGAS,” and “WYNN DIAMOND.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

The Company recognizes that its intellectual property assets, especially the logo version of “Wynn”, are among its most valuable assets. As a result, and in connection with expansion of the Company’s resorts and gaming activities outside the United States, the Company has undertaken a program to register its trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. The Company has retained counsel and will take all steps necessary to not only acquire but protect its intellectual property rights against such unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities;

•	competition in the casino/hotel and resort industries;

•	completion of the second phase of our Wynn Macau casino resort on time and within budget;

•	completion of Encore on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas;

•	doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework);

•	new development and construction activities of competitors;

•	our limited operating history;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	general domestic or international economic conditions;

•	pending or future legal proceedings;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•

the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2006, we have total outstanding debt of approximately $2.4 billion. In addition our Wynn Las Vegas credit agreement permits us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future. Our substantial indebtedness could have important consequences. For example:

•

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

•

we are required to use a substantial portion of our cash flow from the Wynn Las Vegas operations to service and amortize our Wynn Las Vegas indebtedness and to pay development and construction costs of Encore, which will reduce the available cash flow to fund working capital, other capital expenditures and other general corporate purposes;

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

Under the terms of the documents governing our debt facilities, in certain circumstances we will be permitted to incur additional indebtedness, including secured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

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

Risks Related to our Business

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our property, could result in fewer customers visiting, or spending less money at, our properties, which would adversely affect our revenues.

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

We are entirely dependent on two properties for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We are entirely dependent upon Wynn Las Vegas and Wynn Macau for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas or Macau;

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas or Wynn Macau; and

•	the outbreak of an infectious disease such as the avian flu.

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

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, and other forms of gaming. The continued proliferation of Native American gaming in California could have a negative impact on our operations. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas.

Competition for Wynn Macau.    Currently, there are 24 operating casinos in Macau. In addition, there are several large casino resorts currently under construction and development.

SJM, controlled by Stanley Ho, who through another entity controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years, is one of the concessionaires and operates 17 of the 24 casinos that are currently operating in Macau. SJM recently opened a portion of the Grand Lisboa, a resort opposite the rear entrance of the Hotel Lisboa, one of the main competitors in Macau gaming. Las Vegas Sands Corp. opened the Sands Macao in May 2004 and is currently building the Venetian Macao Resort Hotel, an all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of their Las Vegas property. MGM MIRAGE, in partnership with Pansy Ho, is building the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau expected to open in late 2007. Also, a joint venture consisting of Melco, a Hong Kong stock exchange-listed company, and PBL, is currently developing the Crown Macau and a large resort in Cotai, called City of Dreams. Crown Macau, located in Taipa, is anticipated to open in 2007.

Our casino concession agreement permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau. Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines, as well as pachinko and pachislot parlors in Japan. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in Thailand or Penghu, Taiwan are successful or if the reported large-scale new casino entertainment complex proposed in Manila, Philippines is developed, Wynn Macau will face additional regional competition.

Our business relies on high-end, international customers to whom we often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

General.    A significant portion of our table game revenue at Wynn Las Vegas and at Wynn Macau is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a reduction in the frequency of visits by and revenue generated from these customers.

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

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue. However, unlike Nevada, the gross gaming revenue calculation in Macau does not include deductions for credit losses. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we would have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables from them. If the laws are not changed, our business in Macau may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax regulations in Macau, there can be no assurance that the regulations will be changed.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

General.    The operations of Wynn Las Vegas and Wynn Macau are contingent upon our obtaining and maintaining all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals and opened Wynn Las Vegas on April 28, 2005, and are subject to ongoing regulation to maintain its operation. We opened Wynn Macau on September 6, 2006, and are subject to ongoing regulation to maintain its operation.

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

Wynn Macau.    Wynn Macau’s operations are subject to unique risks, including risks related to Macau’s developing regulatory framework. Wynn Macau may need to develop operating procedures which are different from those used in United States casinos. Failure to adapt to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau, S.A.’s concession or otherwise negatively affect its operations in Macau. Moreover, we would be subject to the risk that Macau’s gaming regulatory framework will not develop in a way that would permit us as a United States gaming operator, to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

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

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for occurrences of terrorist acts with respect to Wynn Las Vegas and Wynn Macau for up to $500 million at each location for losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

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

We have filed applications with the PTO, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN LAS VEGAS” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU” and “WYNN LAS VEGAS.” Some of the application are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

The Company recognizes that its intellectual property assets, especially the logo version of “Wynn”, are among its most valuable assets. As a result, and in connection with expansion of the Company’s resorts and gaming activities outside the United States, the Company has undertaken a program to register its trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. The Company has retained counsel and will take all steps necessary to not only acquire but protect its intellectual property rights against such unauthorized use throughout the world.

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

Mr. Wynn and Aruze USA, Inc. each own approximately 24.1% of our currently issued and outstanding common stock. As a result, Mr. Wynn and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

On November 13, 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from Nevada’s control share acquisition statute. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

Mr. Wynn and Aruze USA, Inc., together with Baron Asset Fund, have entered into a stockholders’ agreement. Under the stockholders’ agreement, Mr. Wynn and Aruze USA, Inc., have agreed to vote their shares of our common stock for a slate of directors, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to our board of directors. In addition, in November 2006 this agreement was amended to require the written consent of both Mr. Wynn and Aruze prior to either party selling any shares of Wynn Resorts that they own.

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

We recruited a substantial number of new employees for the opening of Wynn Macau and must be able retain them in order to have a successful operation. Wynn Macau competes with the large number of new casino resort developments currently underway in Macau and expected in the near future for the limited qualified employees. We will have to seek employees from other countries to adequately staff Wynn Macau. We cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Wynn Macau operations.

The development costs of Wynn Macau are estimates only, and actual development costs may be higher than expected.

We expect the total development costs of Wynn Macau, excluding Wynn Diamond Suites, to be approximately $1.2 billion, including the budgeted design and construction costs, cost of the land payments (through opening), capitalized interest, pre-opening expenses and all financing fees. The required cash interest payments and commitment fees on the bank facility which will become due through the estimated commencement date of operations of Wynn Macau have been included in our estimate of the total development costs.

While we believe that the overall budget for the development costs of Wynn Macau is reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we have certain owners’ contingencies set aside to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs.

Not all of the construction costs of Wynn Macau are covered by a guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We have entered into a guaranteed maximum price construction contract for the design and construction of Wynn Macau with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor (“Leighton/China State”). The contract covers approximately $484 million of the budgeted $685 million design and construction costs for Wynn Macau. We are responsible for cost overruns with respect to any budgeted components that are not part of the amended guaranteed maximum price contract.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the amended guaranteed maximum price contract.

Under the terms and subject to the conditions and limitations of the guaranteed maximum price construction contract, Leighton/China State is responsible for all construction costs covered by the construction contract that exceed the approximately $484 million guaranteed maximum price contained in the contract. The parent companies of the contractor have provided a continuing guaranty by which they guarantee the contractor’s full performance under the construction contract until final payment under that contract. We cannot assure you that the contractor or its parent companies will have sufficient financial resources to fund any cost overruns or liquidated damages for which they are responsible under the guaranteed maximum price contract. Furthermore, neither is contractually obligated to maintain the financial resources to cover cost overruns. If they do not have the resources to meet their obligations and we are unable to obtain funds from them in a timely manner, we may need to pay these excess costs in order to complete construction of Wynn Macau.

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

Wynn Macau’s operations are subject to significant political, economic and social risks inherent in doing business in an emerging market. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm Wynn Macau’s business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions that might impede its ability to repatriate funds.

Macau may not have an adequate transportation infrastructure to accommodate the demand from future development.

Because of additional casino projects which are under construction and to be developed in the future, the ferry and helicopter services which provide transportation between Macau and Hong Kong may need to be expanded to accommodate the increased visitation of Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of Wynn Macau, could be negatively impacted.

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

An outbreak of the avian influenza (“avian flu” or “bird flu”), Severe Acute Respiratory Syndrome (“SARS”) or other contagious disease may have an adverse effect on the economies of certain Asian countries and may adversely affect our results of operations.

During 2004, large parts of Asia experienced unprecedented outbreaks of avian flu. In particular, Guangdong Province, PRC, which is located across the Zhuhai Bridge from Macau, has confirmed several cases of avian flu. Currently, no fully effective avian flu vaccines have been developed and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential avian flu pandemic. In the first half of 2003, certain countries in Asia experienced an outbreak of SARS, a highly contagious form of atypical pneumonia, which seriously interrupted economic activities and caused the demand for goods to plummet in the affected regions. There can be no assurance that an outbreak of avian flu, SARS or other contagious disease or the measures taken by the governments of affected countries against such potential outbreaks, will not seriously interrupt our gaming operations or visitation to Macau, which may have a material adverse effect on our results of operations. The perception that an outbreak of avian flu, SARS or other contagious disease may occur again may also have an adverse effect on the economic conditions of countries in Asia.

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

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition.

The Macau government can terminate our concession under certain circumstances without compensation to us, which would have a material adverse effect on our operations and financial condition.

The Macau government has the right to unilaterally terminate our concession in the event of our material non-compliance with the basic obligations under the concession and applicable Macau laws. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau, S.A.:

•	conducts unauthorized games or activities that are excluded from its corporate purpose;

•	suspends gaming operations in Macau for more than seven consecutive days (or more than 14 days in a civil year) without justification;

•	defaults in payment of taxes, premiums, contributions or other required amounts;

•	does not comply with government inspections or supervision;

•	systematically fails to observe its obligations under the concession system;

•	fails to maintain bank guarantees or bonds satisfactory to the government;

•	is the subject of bankruptcy proceedings or becomes insolvent;

•	engages in serious fraudulent activity, damaging to the public interest; or

•	repeatedly violates applicable gaming laws.

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

Our concession agreement expires in June 2022. Unless our concession is extended, on that date, all of our casino operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning in June 2017, the Macau government may redeem the concession agreement by providing us at least one year’s prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. We cannot assure you that we will be able to renew or extend our concession agreement on terms favorable to us or at all. We also cannot assure you that if our concession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

The Macau government has the ability to grant additional rights to conduct gaming in the future, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We hold a concession under one of only three gaming concessions and three sub-concessions authorized by the Macau government to operate casinos in Macau, and the Macau government is precluded from granting any additional gaming concessions until 2009. However, we cannot assure you that the laws will not be changed to permit the Macau government to grant additional gaming concessions before 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

Certain Nevada gaming laws would apply to Wynn Macau’s planned gaming activities and associations.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. As we develop Wynn Macau, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada will be required to comply with certain reporting requirements concerning gaming activities and associations in Macau conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if our Macau-related subsidiaries:

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

In addition, if the Nevada State Gaming Control Board determines that any actual or intended activities or associations of our Macau-related subsidiaries may be prohibited pursuant to one or more of the standards described above, the Nevada State Gaming Control Board can require us and our licensed Nevada subsidiaries to file an application with the Nevada Gaming Commission for a finding of suitability of the activity or association. If the Nevada Gaming Commission finds that the activity or association in Macau is unsuitable or prohibited, our Macau-related subsidiaries will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that our Macau-related subsidiary’s gaming activities or associations in Macau are unsuitable, those subsidiaries may be prohibited from undertaking their planned gaming activities or associations in Macau, or be required to divest their investment in Macau, possibly on unfavorable terms.

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

Risks Associated with the Construction and Development of Encore

The development costs of Encore are estimates only, and actual development costs may be higher than expected.

The current project budget for Encore is estimated at approximately $2.1 billion. While we believe that the estimated development costs for Encore are reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we will have certain owners’ contingencies to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs and would be dependent upon Wynn Resorts, which is not a guarantor of debt, to contribute additional capital to achieve final completion of the project. Wynn Resorts has no operations except for those of its subsidiaries, which are not obligated to satisfy any obligations or liabilities of Wynn Resorts.

We intend to fund a substantial portion of the development costs of Encore and our substantial debt service and other obligations with cash flows generated at Wynn Las Vegas, which may not be sufficient to fund such development costs and debt service obligations.

Our ability to fund a substantial portion of the development costs of Encore, and to make interest payments under the credit facilities, the first mortgage notes and any other indebtedness, is dependent on our ability to generate sufficient cash flow from our operations at Wynn Las Vegas. We cannot assure you that Wynn Las Vegas will continue to be able to generate sufficient cash flow to fund such development costs and make the interest payments under the credit facilities, the first mortgage notes and any other indebtedness. Our ability to generate cash flow depends on many factors, including:

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

There are significant risks associated with major construction projects that may prevent completion of Encore on schedule and within budget.

Major construction projects of the scope and scale of Encore entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Encore.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. These bonds may not be adequate to ensure completion of the work.

Encore may not commence operations on schedule or construction costs for this project may exceed budgeted amounts. Failure to complete this project on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

Simultaneous construction of Encore and expansion of Wynn Macau may stretch management time and resources and may impact Wynn Las Vegas.

Both the development and construction for Encore and the second phase of Wynn Macau continue. Since there is some overlap of the development and construction of these projects, members of our senior management are simultaneously involved in planning and developing both of these projects which may divert management resources from the construction and/or opening of either project. Management’s inability to devote sufficient time and attention to any one project may delay the construction or opening of either or both of the projects. Any delay caused by such circumstances could have a negative effect on our business and operations.

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

We expect that the remaining proceeds from the first mortgage notes issued by Wynn Las Vegas, LLC, together with availability under the Wynn Las Vegas credit facilities, cash flow from operations from Wynn Las Vegas, additional debt which may be raised and the equity commitment from Wynn Resorts, will be sufficient to fund Encore’s current project budget estimate of approximately $2.1 billion.

We have entered into a disbursement agreement with the agent under the credit facilities and the trustee under the indenture for the first mortgage notes, which sets forth the sequence of funding and establishes conditions for the disbursement of funds for the Encore project. Our ability to borrow, from time to time, under the Wynn Las Vegas credit facilities and receive advances from the notes proceeds account is subject to various conditions precedent set forth in the disbursement agreement.

We cannot be sure that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the disbursement agent and the lenders under the credit facilities and/or their consultants and agent and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns under the credit facilities could impact our ability to develop and construct Encore. We may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Las Vegas Land

We currently own approximately 235 acres of land on or near the Las Vegas Strip. This consists of approximately 55 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue, an additional parcel of approximately 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site on which we are constructing Encore, the approximately 142-acre golf course behind Wynn Las Vegas, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, which is currently being used for employee parking and on a portion of which we have constructed a multi-level employee parking garage.

Las Vegas Water Rights

We own approximately 934 acre-feet of permitted domestic and recreation water rights, which we currently use to irrigate the golf course, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources. We also own approximately 52 acre-feet of permitted (and some certificated) quasi-municipal water rights, which are used to supply the water for the Wynn Las Vegas lake/mountain feature, subject to proof of beneficial use and approval of the State of Nevada Division of Water Resources. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Macau Land Concession

The government of Macau owns most of the land in Macau and, in most cases, private interests in real property located in Macau are obtained only through long-term leases and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area, opposite the Hotel Lisboa, Macau’s best-known hotel casino. The term of the land concession contract is 25 years, and it may be renewed with government approval for successive periods. Wynn Macau, S.A. is obligated to pay, in 10 semi-annual installments, a total land concession premium of approximately 319.4 million patacas (approximately US $40 million) plus interest at 5%. Annual rents of approximately 2.2 million patacas (approximately US $275,000) for the first two years and 3.2 million patacas (approximately US $395,000) thereafter will also be paid in accordance with the land concession contract. In addition, during 2004, Wynn Macau, S.A. paid a third party affiliated with Stanley Ho approximately 144.2 million patacas (approximately US $18 million) for relinquishing its rights to use a portion of that site.

In addition, we have submitted an application to the Macau government for a concession of land in Cotai for future development. We recently reconfigured our site plan for 52 acres and are awaiting final approval.

ITEM 3.    LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ exchange under the symbol “WYNN.” The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ National Market Securities.

	High	Low
Year Ended December 31, 2006
First Quarter	$78.75	$52.44
Second Quarter	$80.19	$64.87
Third Quarter	$78.86	$60.82
Fourth Quarter	$98.45	$66.52

Year Ended December 31, 2005
First Quarter	$76.45	$60.40
Second Quarter	$68.00	$42.32
Third Quarter	$58.20	$43.27
Fourth Quarter	$61.50	$42.06

Holders

There were approximately 15,552 beneficial holders of our common stock as of February 16, 2007.

Dividends

On November 13, 2006 our Board of Directors declared a special one-time distribution of $6.00 per common share which was paid on December 4, 2006.

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the first mortgage notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions.

Debenture Conversions

Our convertible debentures are currently convertible at each holder’s option into shares of the Company’s common stock at a conversion price of $23.00 per share (equivalent to 43.4782 shares per $1,000 principal amount). During the fourth quarter of 2006, we issued 1,434 shares of common stock upon the conversion of $33,000 of convertible debentures.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables reflect the selected consolidated financial data of Wynn Resorts and its subsidiaries or Valvino Lamore, LLC, its predecessor. This data should be read together with Wynn Resorts’ Consolidated Financial Statements and Notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our operational results during 2006 and 2005 include:

•	On September 6, 2006, we opened our Wynn Macau resort.

•	On April 28, 2006, we commenced construction of Encore.

•	On April 28, 2005, we opened our Wynn Las Vegas resort.

•	Prior to April 28, 2005, we were solely a development stage company.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net Revenues	$1,432,257	$721,981	$195	$643	$544
Pre-opening costs	$62,726	$96,940	$81,321	$46,744	$24,532
Operating income/(loss)	$70,899	$(24,556)	$(89,798)	$(53,335)	$(34,400)
Net income/(loss)[1]	$628,728	$(90,836)	$(204,171)	$(40,099)	$(31,713)
Basic income/(loss) per share	$6.29	$(0.92)	$(2.35)	$(0.50)	$(0.68)
Diluted income/(loss) per share	$6.24	$(0.92)	$(2.35)	$(0.50)	$(0.68)

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$789,407	$434,289	$330,261	$341,552	$109,644
Restricted cash and investments[2]	$237,386	$442,602	$942,367	$400,432	$792,877
Construction in progress	$345,377	$286,570	$1,499,284	$570,988	$90,189
Total assets	$4,660,180	$3,945,283	$3,464,413	$1,733,323	$1,398,601
Total long-term obligations[3]	$2,419,992	$2,137,082	$1,660,169	$659,319	$382,697
Stockholders’ equity	$1,645,585	$1,562,895	$1,644,492	$1,001,815	$991,613
Cash distribution declared per common share	$6.00	N/A	N/A	N/A	N/A

[1]	Net income for 2006 includes a pre-tax gain on sale of subconcession right of $899.4 million.

[2]	Restricted cash and investments primarily reflects the proceeds of our debt and equity financings that are restricted for the construction of Encore, Wynn Las Vegas and Wynn Macau.

[3]	Includes the current portion of long-term debt amounting to approximately $6.1 million, $15.5 million, $718,000, $41,000, and $38,000 as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively. December 31, 2006, 2005 and 2004 also includes approximately $7.4 million, $9 million and $9.5 million, respectively, for the current portion of the required contract premium payments under our land concession contract relating to Wynn Macau.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas (“Encore”), a hotel casino resort which, when completed, will be fully integrated with Wynn Las Vegas. We are also currently expanding Wynn Macau and in November 2006, announced “Wynn Diamond Suites” an additional hotel tower for Wynn Macau. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Our Resorts

The following table sets forth information about our operating properties as of February 2007:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Number of Table Games	Number of Slots
Wynn Las Vegas	2,716	111,000	132	1,974
Wynn Macau	600	110,000	256	477

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•

Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas (In 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil five star and AAA five diamond distinctions);

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond and Mobil Five Star award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Louis Vuitton, Jean-Paul Gaultier and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Showroom, nightclub and lounge entertainment.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue for employee parking.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2006. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons, converted the Keno lounge to a retail outlet for womens’ accessories and our ladies shoe boutique in the retail esplanade. In March 2007, we intend to remodel the Le Reve Theatre, decreasing the seat count from 2,087 to 1,606 and further enhancing the guest experience. We expect the remodel effort to last approximately 30 days during which there will be no performances of Le Reve.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in early 2009.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Wynn Macau

We opened Wynn Macau on September 6, 2006. Wynn Macau is located on 11 acres of a total site area of 16 acres of land and features:

•	An approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, approximately 256 table games and approximately 477 slot machines;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in five restaurants;

•

Approximately 26,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Chanel, Louis Vuitton, Prada, Dior, Fendi, Giorgio Armani, Tiffany, Bulgari, Piaget and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Entertainment lounges and meeting facilities.

Construction and development continues on the second phase. This phase includes approximately 123,000 square feet of additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities, which we expect to open in the third quarter of 2007. After the completion of the expansion, Wynn Macau is expected to have a total of approximately 420 table games and 1,280 slot machines.

In addition, we continue to develop the plans and budget for the further expansion of Wynn Macau, which was first announced in November 2006. This further expansion will add a second self-contained, fully-integrated resort hotel named “Wynn Diamond Suites,” as well as gaming areas, food and beverage, retail and entertainment amenities. We continue to work on a budget and final design for Wynn Diamond Suites.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002. In September 2006, we sold the right to a subconcession to operate games of chance in Macau, to Publishing & Broadcasting, Ltd. (“PBL”) for $900 million.

Cotai Development

We have submitted an application to the Macau government for a concession of land in Cotai. We recently reconfigured our site plan for 52 acres and are awaiting final approval.

Results of Operations

Our results of operations for the periods presented are not comparable for the following reasons:

•	On September 11, 2006, Wynn Macau completed the sale of a Macau subconcession right and received a cash payment of $900 million.

•	On September 6, 2006, we opened Wynn Macau and began generating operating cash flow from this project;

•	On April 28, 2005, we opened Wynn Las Vegas and began generating operating cash flow;

•	Prior to April 28, 2005, we were solely a development stage company;

Accordingly, our results of operations for the year ended December 31, 2006 include a full period of operations for Wynn Las Vegas and 117 days of operations for Wynn Macau. In contrast, the year ended December 31, 2005 includes 248 days of Wynn Las Vegas operations only. The table below displays our net revenues for the years ended December 31, 2006 and 2005 (amounts in thousands).

	For the Year Ended December 31,
	2006	2005
Net Revenues:
Wynn Las Vegas	$1,138,549	$721,981
Wynn Macau	293,708	—

Total Net revenues	$1,432,257	$721,981

The reliance on our operating cash flow from only two properties exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods presented. Casinos generally record win as a percentage of either drop or turnover. In our casino operations at Wynn Las Vegas, table games win is recorded as a percentage of drop. However, in our casino operations at Wynn Macau, we separate table play into two distinct segments. Our Macau VIP casino segment records table games win as a percentage of turnover, whereas our general casino records win as a percentage of drop.

Below are definitions of the statistics discussed:

•	“Table games win” is the amount of drop or turnover that is retained and recorded as casino revenue.

•	“Drop” is the amount of cash or net markers issued that are deposited in a gaming table’s drop box.

•	“Turnover” is the sum of all losing wagers within our Wynn Macau VIP program.

•	“Slot win” is the amount of handle (representing the total amount wagered) that is retained by Wynn Las Vegas or Wynn Macau and is recorded as casino revenue.

•	“Average Daily Rate” (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	“Revenue per Available Room” (“REVPAR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms available.

Financial results for the year ended December 31, 2006 compared to financial results for the year ended December 31, 2005.

Revenues

Net revenues for the year ended December 31, 2006 are comprised of $800.6 million in casino revenues (55.9% of total net revenues) and $631.7 million of net non-casino revenues (44.1% of total net revenues). Net revenues for the 248 days of operations for the year ended December 31, 2005 were comprised of $353.7 million in net casino revenues (49.0% of total net revenues) and $368.3 million of net non-gaming revenues (51.0% of total net revenues). The quality of our resorts’ non-gaming amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2006 were approximately $800.6 million, which represents approximately a $446.9 million (or 126.4%) increase from the casino revenues of $353.7 million for the year ended December 31, 2005. The increase in casino revenues is driven primarily by the opening of Wynn Macau in September 2006 and Wynn Las Vegas being open for all of 2006 as opposed to only 248 days in 2005. At Wynn Las Vegas, the average table games win percentage (before discounts) of 22.1% was within the expected range of 20% to 23% for the year ended December 31, 2006 compared to 21.5% in the prior year. Slot handle at Wynn Las Vegas for 2006 increased as compared to 2005, however the slot win percentage for 2006 was slightly below the expected range of 5% to 6%. Wynn Macau’s win percentage for the VIP casino segment of 2.4% of turnover was below the expected range of 2.5% to 2.8%. However, turnover, the leading volume indicator in the VIP casino, met management’s expectations. The average table games win percentage at the general casino at Wynn Macau of 17.1% of drop was at the lower end of the expected range of 17% to 19%, and the volume of table game play was as expected. We believe that the results of operations for the first 117 days of operations for Wynn Macau are not indicative of results to be expected in the future. We expect that over time hold percentages will normalize and that operating efficiencies will emerge.

For the year ended December 31, 2006, room revenues were approximately $283.1 million, which represents a $112.8 million (or 66.2%) increase over the $170.3 million generated in the 248 days of operations for the year ended December 31, 2005. The increase is primarily driven by Wynn Las Vegas being open for the full year as opposed to 248 days of operations in 2005, as well as Wynn Macau’s 117 days of operations in 2006. See the table below for key operating measures related to room revenue.

	For the Year Ended December 31,
	2006	2005
Average Daily Rate
Wynn Las Vegas	$287	$274
Wynn Macau	$238	N/A
Occupancy
Wynn Las Vegas	94.4%	92.1%
Wynn Macau	80.6%	N/A
REVPAR
Wynn Las Vegas	$271	$253
Wynn Macau	$192	N/A

Other non-casino revenues for the year ended December 31, 2006 included food and beverage revenues of approximately $309.8 million, retail revenues of approximately $87.7 million, entertainment revenues of approximately $66.3 million, and other revenues from outlets, including the spa and salon, of approximately $51.2 million. Other non-casino revenues for the 248 days of operations for the year ended December 31, 2005 included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $32.2 million. The additional revenue earned in Wynn Macau’s 117 days of operations during 2006 contributed to the increase in the food and beverage and retail revenues. In addition, food and beverage revenues in 2006 benefited significantly from increased revenues from the nightclub located in Wynn Las Vegas as compared to the 2005 food and beverage revenues.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2006, departmental expenses included casino expenses of $439.9 million, rooms expenses of $73.9 million, food and beverage expenses of $194.4 million, and entertainment, retail and other expenses of $134.5 million. Also included are general and administrative expenses of approximately $231.5 million and approximately $21.2 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2005, departmental expenses included casino expenses of $155.1 million, room expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $80.2 million. Also included are general and administrative expenses of approximately $119.0 million and approximately $16.2 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of 117 days of the operations of Wynn Macau and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

In addition, on January 1, 2006, we adopted Statement of Accounting Standard (“SFAS”) No. 123R, “Share-Based Payments”, using the modified prospective method. For the year ended December 31, 2006, we recorded $15.4 million of share based compensation expense which is included in the department of the recipient of the stock based award. Prior to January 1, 2006, we did not recognize expense for employee stock options that were granted at the market price. See our Consolidated Financial Statements Note 15 for more information.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2006 were $62.7 million compared to $96.9 million for the prior year. Wynn Macau, which opened on September 6, 2006, accounted for $60.5 million of the current year pre-opening costs while the balance relates primarily to Encore. Pre-opening costs during the year ended December 31, 2005 related primarily to Wynn Las Vegas which opened on April 28, 2005 and Wynn Macau. We expect that Wynn Macau’s pre-opening expenses will continue during 2007, although at lesser amounts, as construction and development of the second phase continues toward the expected completion in the third quarter of 2007. In addition, as Encore progresses, pre-opening expenses related to this project will increase as the opening approaches.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2006 of $175.5 million increased by $72.1 million compared to the year ended December 31, 2005 primarily due to including a full year for Wynn Las Vegas and an additional 117 days of operations of Wynn Macau. Wynn Las Vegas only recorded 248 days of depreciation in 2005.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation for long-lived assets related to Wynn Macau is charged generally over shorter useful lives when compared to Wynn Las Vegas.

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

Contract Termination Fee

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million. This fee was recorded in the first quarter of 2006. We have remodeled the Broadway Theater and adjacent areas in anticipation of commencing performances of “Monty Python’s Spamalot” in the first quarter of 2007.

Property charges and other

Property charges and other for the year ended December 31, 2006 of $25.1 million increased by $10.8 million compared to the year ended December 31, 2005.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2006. Costs relating to assets retired as a result of these enhancements and remodel efforts for the year ended December 31, 2006 of $14.4 million have been expensed as property charges. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons, converted the Keno lounge to a retail outlet for womens’ accessories, and remodeled our ladies’ shoe boutique in the retail esplanade. In March 2007, we intend to remodel the Le Reve Theatre, decreasing the seat count from 2,087 to 1,606 and further enhancing the guest experience. We expect the remodel effort to last approximately 30 days during which time there will be no performances of Le Reve.

Although Wynn Las Vegas’ property charges have decreased in recent quarters, we expect that enhancements and refinements to Wynn Macau will take place in response to reactions from our customers in that market. Accordingly, we expect that Company property charges may increase in future periods.

In December 2006, Wynn Macau donated an early Ming dynasty vase to the Macau Museum. We purchased the vase in May 2006 for approximately $10.1 million. The vase had been on public display at Wynn Macau prior to its donation to the museum. The $10.1 million expense for the donation of the Ming Vase is included in Property charges and other for the year ended December 31, 2006.

Other non-operating costs and expenses

Interest and other income of $46.8 million for the year ended December 31, 2006 increased by $18.5 million from the year ended December 31, 2005. This increase is primarily due to higher interest rates earned on cash balances compared to 2005, as well as interest earned on the PBL proceeds.

Interest expense, net of capitalized interest of $29.5 million was $148.0 million for the year ended December 31, 2006 compared to $102.7 million, net of capitalized interest of $50.0 million for the same period in 2005. This increase is due to the increase in our borrowings in Macau, slightly higher interest rates and the $20.5 million decrease in interest capitalized once Wynn Las Vegas and Wynn Macau opened.

Our interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). On August 15, 2006, concurrent with the refinancing of Wynn Las Vegas, LLC’s senior credit facilities (See “Liquidity and Capital Resources—Financing Activities”), we terminated a $200 million notional amount interest rate swap relating to Wynn Las Vegas, LLC’s senior credit facilities. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as non-operating income or expense in each period. We recorded approximately $1.2 million of interest rate swap income for the year ended December 31, 2006 resulting from the increase in the fair value of our interest rate swaps from December 31, 2005 to December 31, 2006 (December 31, 2005 to August 15, 2006 in the case of the terminated swap). During the year ended December 31, 2005 we recorded a gain of $8.2 million resulting from the increase in the fair value of interest rate swaps between December 31, 2004 and December 31, 2005. For further information on our interest rate swaps, see Part II- Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Loss from extinguishment of debt totaled $12.5 million for the year ended December 31, 2006. On August 15, 2006 we refinanced our Wynn Las Vegas senior credit facilities as discussed in further detail below (See “Liquidity and Capital Resources—Financing Activities”). As a result of the refinancing and resulting modification of the Term Loan, we recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs. In addition, on November 1, 2006, we redeemed the remaining approximate $10.1 million of our Second Mortgage Notes and incurred a $1.7 million redemption premium which is also included as loss from extinguishment of debt.

On November 13, 2006, the Company’s Board of Directors declared a special one-time cash distribution of $6.00 per share on its outstanding common stock. This special one-time distribution was paid on December 4, 2006, to stockholders of record as of November 23, 2006. As part of this distribution, the Company made a special payment to the holders of its Debentures so that they participated in the special distribution as if they had converted their Debentures to common stock prior to the record date. The Company paid holders of the Debentures a cash amount equal to $260.87 per $1,000 principal amount, or $58.5 million in total. In accordance with the indenture governing the Debentures, as a result of the payment, no adjustment was made to the conversion price as a result of the special cash distribution. The payment was recorded as a distribution to convertible debenture holders in the accompanying Consolidated Statements of Operations.

Gain on sale of subconcession right

On March 4, 2006, we entered into an agreement with PBL pursuant to which we agreed to sell to PBL for $900 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to operate casinos in Macau.

On September 8, 2006, the government of Macau approved the subconcession and on September 11, 2006, PBL paid $900 million in cash to Wynn Macau, S.A. for the subconcession right. As a result of the sale and the subconcession awarded to PBL by the government of Macau, we have no continuing rights or obligations with respect to the subconcession. All rights and obligations under the subconcession are between PBL and the government of Macau. The proceeds from this sale, net of related costs, are recorded as gain on sale of subconcession right, net in our Consolidated Statement of Operations for the year ended December 31, 2006.

Income Taxes

For the year ended December 31, 2006, our effective tax rate was approximately 21.3%. This rate was lower than the federal statutory rate due to the reduction of our valuation allowance in connection with the sale of the PBL subconcession right and a reduced effective tax rate on our foreign operations (see footnote 17 Income Taxes). Their were no comparable items in 2004 and 2005 as we had not yet reached a conclusion that it was more likely than not that our net deferred tax assets were realizable.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $4.7 million in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Financial results for the year ended December 31, 2005 compared to financial results for the year ended December 31, 2004.

The 248 days of operations at Wynn Las Vegas during the year ended December 31, 2005 have no comparisons to 2004 as we were solely a development stage company prior to the opening of Wynn Las Vegas on April 28, 2005.

Revenues

Wynn Las Vegas’ net gaming revenues were $353.7 million for the 248 days of operations during the year ended December 31, 2005. During that period, the average table games win percentage (before discounts) of 21.5% was within the expected range of 18% to 22%, and the slot win percentage was within the expected range of 5% to 6% of handle.

For the 248 days of operations in 2005, Wynn Las Vegas’ gross room revenues were approximately $170.3 million. ADR and occupancy for that period were $274 and 92.1%, respectively, generating REVPAR of $253. Other non-gaming revenues included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $32.2 million.

Departmental, Administrative, and Other Expenses

For the year ended December 31, 2005, departmental expenses included casino expenses of $155.1 million, rooms expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $80.2 million. Also included are general and administrative expenses of approximately $119.0 million and approximately $16.2 million charged as a provision for doubtful accounts receivable. At opening, Wynn Las Vegas employed approximately 9,200 persons to accommodate increased opening needs. Natural staffing attrition reduced the number of employees at the end of 2005 to approximately 8,900 persons.

Pre-opening costs

Pre-opening costs were $96.9 million for the year ended December 31, 2005 compared with $81.3 million for the year ended December 31, 2004. Pre-opening costs related to our Wynn Las Vegas project were $67.5 million and $41.1 million for the years ended December 31, 2005 and 2004, respectively. The large amount of pre-opening costs incurred in 2005 was due primarily to the substantial increase in staffing preceding the opening of Wynn Las Vegas on April 28, 2005. Pre-opening costs related to our Wynn Macau project were $20.4 million and $16.0 million for the years ended December 31, 2005 and 2004, respectively. Wynn Macau’s pre-opening costs continued to increase through the opening in the third quarter of 2006.

Included in pre-opening costs are corporate costs of $9.1 million and $24.3 million for the years ended December 31, 2005 and 2004, respectively. After Wynn Las Vegas opened on April 28, 2005, such corporate expenses were charged to general and administrative expense instead of pre-opening. Corporate staffing and related costs did not increase significantly immediately before or after opening of Wynn Las Vegas; instead, the decrease in corporate expenses is due primarily to having a 117-day pre-opening period in 2005, compared with a 365-day pre-opening period in 2004.

Depreciation and amortization

Depreciation and amortization expense was $103.3 million for the year ended December 31, 2005, compared to $7.0 million for the year ended December 31, 2004. This increase is primarily due to the opening of Wynn Las Vegas on April 28, 2005. During the construction of Wynn Las Vegas, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Wynn Las Vegas opened and these assets were placed into service, we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

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

Other non-operating costs and expenses

Interest and other income increased by $19.6 million for 2005 compared to 2004. This increase is due primarily to the significant increase in the amount of average cash balances available and invested from the remaining proceeds of our 6-5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) and borrowings under the Wynn Las Vegas, LLC credit facilities that were invested during 2005, compared to 2004.

Interest expense, net, increased by $100.0 million for 2005 compared to 2004, due primarily to the significant decrease in the amount of interest capitalized once Wynn Las Vegas opened, plus the increase in the long-term debt resulting from our December 2004 refinancing and credit facility borrowings during 2005.

We seek to manage the interest rate risk associated with our variable rate borrowings, through balancing fixed-rate and variable-rate borrowings supplemented by the use of derivative financial instruments as required or considered necessary. We were required to, and did obtain through interest rate swap arrangements, interest rate protection for portions of our borrowings under our credit facilities. These interest rate swaps are accounted for in accordance with SFAS 133. During the year ended December 31, 2005, we recorded an increase in swap fair value of approximately $8.2 million resulting from the increase in the fair value of our interest rate swaps from December 31, 2004 to December 31, 2005.

Also during 2004, we recorded a $122.8 million loss from extinguishment of debt related to the early retirement of the majority of the original $370.0 million of 12% Second Mortgage Notes due 2010 (the “Second Mortgage Notes”). This loss resulted from the write-off of associated deferred financing costs and original issue discount, as well as a 12% redemption premium, on the Second Mortgage Notes. We repurchased the remaining principal amount of the Second Mortgage Notes totaling approximately $10.1 million on November 1, 2006 (the first available call date), at which time an additional loss of $1.7 million was recorded to reflect the redemption premium and write-off of the remaining financing costs.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas and Wynn Macau, interest paid, and non-cash charges included in operating income. Net cash from operations for the year ended December 31, 2006 was $240.8 million compared to $48.5 million provided by operations for the year ended December 31, 2005. Prior to the opening of Wynn Las Vegas on April 28, 2005, we were solely a development stage company and did not generate operational cash flow.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at December 31, 2006, were higher than in prior periods due to the opening of Wynn Macau and approximately $517 million remaining from the $900 million cash received from PBL on September 11, 2006. At December 31, 2006, we had approximately $789.4 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore and the second phase of Wynn Macau. Of this amount, approximately $54.7 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. However, Wynn Resorts, Limited has provided an equity commitment agreement to Wynn Las Vegas, LLC’s secured lenders, which obligates Wynn Resorts, Limited to contribute up to $70 million for Encore project costs if Wynn Las Vegas, LLC is unable to pay such costs.

At December 31, 2006, we had approximately $237.4 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore;

•	Construction, development and pre-opening expenses of the second phase of Wynn Macau;

•	Remaining costs to be paid in relation to Wynn Macau’s first phase;

•	$30 million of contingent equity restricted for Wynn Macau;

•	$80 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30 million of which must be retained for Encore); and

•	Remaining costs for completion of Wynn Las Vegas, estimated to be approximately $3.2 million.

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore to the public in early 2009.

Design and construction is progressing as expected at Encore. Current construction activities in the various project sections since groundbreaking include the following:

•	The high-rise concrete pours have been completed through the 15th floor deck. The installation of the reinforcing rebar for the shear walls and columns for the 16[h] floor is underway.

•	Construction of the guest self-park garage has reached level 6 with beams and deck forms installed.

•	Low-rise excavation is complete with the exception of the pool deck which has just begun. The footings for the main casino area are 95% complete.

•	The employee parking garage located on our Koval property is complete and in use.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

As of December 31, 2006, we incurred approximately $277.6 million of project costs related to the development and construction of Encore and related capital improvements. These costs, net of approximately $8.1 million of retention, have been funded from the Wynn Las Vegas credit facilities, the remaining funds from the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, we are permitted to spend up to $300 million of the proceeds of the First Mortgage Notes and the credit facilities on Encore project costs. As of December 31, 2006, we have spent or committed approximately $206.3 million using these debt proceeds. The remaining $63.2 million has been funded from cash flows from operations.

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

•	Third, by using proceeds of additional borrowings under the Wynn Las Vegas Credit Facilities and;

•	Fourth, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In the third quarter of 2005, we began to make certain enhancements and refinements to Wynn Las Vegas. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas credit facilities, we were permitted to make up to $100 million of capital expenditures in 2006, of which we have expended approximately $52.8 million. For 2007, we will be permitted to spend $172.2 million including $47.2 million which is carried forward from 2006. The spending limit will be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Le Reve Production Rights

On May 31, 2006, we entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve,” which were previously only licensed to us. We paid $15.9 million to acquire substantially all of the rights in and to “Le Reve,” and to repay approximately $1.4 million of production costs, which were reimbursable to the executive producer of “Le Reve”. The rights acquired enable us to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006.

Wynn Macau

The first phase of Wynn Macau was completed, and the casino resort opened, on September 6, 2006. The construction of the second phase is progressing and is scheduled to open in the third quarter of 2007. The overall Wynn Macau project remains within budget and the second phase is progressing according to the expected timeframe. Significant construction accomplishments for the second phase include:

•	Completion of the building sub-structure (i.e. below ground pilings and footings) and above ground super structure;

•	Completion of the external walls and roof;

•	Steady progress of the interior fit out and mechanical, plumbing, and electrical systems; and

•	Occupation by Permit for certain portions of the ground floor public space.

The current total project budget for Wynn Macau (excluding the developing budget for Wynn Diamond Suites and related amenities) is approximately $1.2 billion, including contingencies, but excluding up to $20.5 million of post-opening land concession payments anticipated to be funded from operating cash flows. Under the Amended and Restated Construction Contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by one of our subsidiaries) based on an existing scope of work and design specifications for both the first phase and the expansion as provided by us, for a guaranteed maximum price of approximately $484 million (including the contractors’ fee and contingency).

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate permitting Wynn Macau, S.A. to enter into three change orders to its guaranteed maximum price construction contract. The three change orders implement a series of amendments to the Construction Contract including, providing for the completion of the majority of the first floor of the Wynn Macau expansion as additional gaming space, a series of enhancements and upgrades to the overall project, and adding an electronic marquee sign at the entrance to Wynn Macau. The change orders increased the guaranteed maximum price under the Construction Contract from $457 million to approximately $484 million.

As of December 31, 2006, the Company has incurred approximately $877.1 million of the total project budget (excluding Wynn Diamond Suites) of approximately $1.2 billion.

Financing Activities

Wynn Las Vegas and Encore

On August 15, 2006, we refinanced our Revolving Credit Facility (the “Revolver”) and our Delay Draw Term Loan Facility (the “Term Loan”)(together, the “Wynn Las Vegas Credit Facilities”).

On August 15, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which, among other things, (i) increased the Wynn Las Vegas Credit Facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600 million to $900 million and reducing the Term Loan from $400 million to $225 million; (ii) reduced the borrowing margins on London Interbank Offered Rate (“LIBOR”)-based Revolver and Term Loan to 1.625% and 1.875%, respectively; (iii) extended the maturity dates for the Revolver and the Term Loans to 2011 and 2013, respectively; and (iv) reduced the consolidated interest coverage ratio requirement for quarterly periods on or prior to December 31, 2007 to 2.00:1. The Amended and Restated Credit Agreement also: (i) reduced the range of the Revolver’s annual LIBOR borrowing margin after the opening of Encore from a range of 1.25% to 2.50% to a range of 1.00% to 1.75%, depending on our leverage ratio; and (ii) simplified the procedures for and conditions to obtaining advances and reduced the reporting obligations under the Amended and Restated Credit Agreement upon the satisfaction of certain conditions, including fully utilizing all previously funded amounts under the First Mortgage Notes for payment of Encore project costs.

As a result of the refinancing discussed above, borrowings under the Term Loan were reduced to $225 million, under which we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We had two $200 million notional amount interest rate swaps to essentially fix the interest on the $400 million of former Term Loan. When we completed the refinancing on August 15, 2006, we terminated one of the two swaps and received approximately $6.6 million in the transaction. We elected to retain the other swap and therefore it effectively fixes the interest rate on $200 million out of the total $225 million of current Term Loan (for further information, see Item 7A. Quantitative and Qualitative Discussions about Market Risk).

As of December 31, 2006, a total of $88.9 million was outstanding under the Revolver, primarily for the construction of Encore. Consequently, $811.1 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The new $900 million Revolver will terminate and be payable in full on August 15, 2011, $112.5 million of the $225 million Term Loan will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

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

On March 31, 2006, Wynn Resorts delivered an equity commitment agreement to the lenders under the Wynn Las Vegas Credit Facilities. Under that agreement, Wynn Resorts had committed to pay up to $215.3 million of Encore project costs if the Company was unable to do so. The refinancing discussed above increased the aggregate amount available under the Wynn Las Vegas Credit Facilities from $1.0 billion to $1.125 billion. As a result of this increase and with other funds becoming available to pay for Encore project costs, Wynn Resorts’ maximum commitment to pay Encore project costs was reduced from $215.3 million to $70 million in August 2006.

We also have outstanding at December 31, 2006 approximately $38.5 million of an original $44.75 million borrowing secured by our corporate aircraft. This loan matures on March 31, 2010. Principal and interest are payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, we are required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning December 31, 2006, we may prepay all or any portion of the loan, subject to a minimum prepayment of $10 million.

On November 1, 2006, we redeemed the approximately $10.1 million of the Second Mortgage Notes that remained outstanding. Funds to repay the Second Mortgage Notes and interest had been placed in an escrow account in December 2004, specifically for this purpose.

Wynn Macau

Financing for Wynn Macau’s design, development, construction and pre-opening expenses has been provided by a combination of cash on hand in the form of intercompany loans totaling $230 million, subordinated loan financing from Wynn Resorts totaling $80 million, a senior secured credit facility and cash flow from operations since opening. On October 31, 2006, Wynn Macau, S.A. repaid to Wynn Resorts the intercompany loan and the subordinated loan and interest using proceeds from the PBL transaction. Wynn Macau, S.A.’s senior secured credit facility of $764 million includes $729.7 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). As of December 31, 2006, we had borrowed approximately $496.7 million under the Wynn Macau, S.A. senior secured credit facility.

The term loan facilities mature in September 2011, and the revolving credit facility matures in September 2007. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on March 14, 2008. The term loans bear interest at LIBOR or the Hong Kong Interbank Offered Rate (“HIBOR”) plus a margin of 2.75%. The senior bank facility also provides for further reductions in the margin on the term loans if Wynn Macau, S.A. satisfies certain prescribed leverage ratio tests. Loans under the revolving credit facility will bear interest at HIBOR plus a margin of 2.5%.

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

Wynn Macau will fund $60.5 million of costs from its existing $72 million contingent debt facility which is included in the $729 million senior term loan facility, and $7.9 million of costs from its existing $20 million credit facility with Banco Nacional Ultramarino, S.A.

Collateral for the Wynn Macau senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

We began to draw under the senior bank facility in October 2005, after expenditure of the intercompany loans and subordinated funding. Through December 31, 2006, we incurred approximately $877.1 million of the total $1.2 billion of budgeted project costs (excluding costs for Wynn Diamond Suites). Total budgeted project costs include construction and design costs (including construction contingencies) land acquisition costs related to the additional casino expansion and capitalized interest, pre-opening expenses, financing fees and other costs.

In addition to the above financing sources, we have $30 million of long-term restricted cash reserved as contingent equity. We have entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau, S.A. credit facilities. See Part II-Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Special Cash Distribution

On November 13, 2006, our Board of Directors declared a special cash distribution of $6.00 per share on our outstanding common stock. This special distribution was paid on December 4, 2006, to stockholders of record as of November 23, 2006. As part of this distribution, we made a special payment to the holders of its Debentures so that they participated in the special distribution to the same extent as if they had converted their Debentures to common stock. We paid holders of the Debentures a cash amount equal to $260.87 per $1,000 principal amount. In accordance with the indenture governing the Debentures, as a result of the payment, no adjustment was made to the conversion price as a result of the special cash distribution. The total amount of the special cash distribution was $669.8 million. This special distribution was paid using a portion of the proceeds from the sale of our subconcession in Macau as discussed above and corporate cash.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2006, we had outstanding letters of credit totaling $4.4 million.

Contractual Obligation and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2006 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$6.1	$254.2	$377.3	$1,749.1	$2,386.7
Fixed interest payments	100.3	200.5	200.0	299.9	800.7
Estimated variable interest payments[1]	62.2	108.8	60.7	19.8	251.5
Operating leases	7.5	9.6	3.6	3.2	23.9
Construction contracts and commitments	122.7	36.6	—	—	159.3
Employment agreements	39.1	46.4	11.8	18.9	116.2
Other[2]	83.3	49.2	30.4	268.9	431.8

Total commitments	$421.2	$705.3	$683.8	$2,359.8	$4,170.1

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon currently existing commitments and LIBOR or HIBOR rates as of December 31, 2006.

[2]	Other includes open purchase orders, commitments for aircraft purchases, land concession and fixed gaming tax payments in Macau and other contracts.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The other credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of subconcession sales.

If completion of Encore or the second phase of Wynn Macau is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under Wynn Las Vegas, LLC’s credit facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas credit facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of Wynn Las Vegas and Wynn Macau, significant start-up costs were incurred and charged to pre-opening costs through the second quarter of 2005 for Wynn Las Vegas and through the third quarter of 2006 for Wynn Macau, as anticipated. Once Wynn Las Vegas and Wynn Macau opened to the public, expenses associated with the opening of the resorts were no longer charged as pre-opening costs. However, start-up costs relating to Encore and the second phase of Wynn Macau will continue to be charged to pre-opening costs until such projects are completed and opened.

During the construction and development stage, direct costs such as those incurred for the design and construction of Wynn Las Vegas and Wynn Macau, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are put in service. Accordingly, upon the opening of Wynn Las Vegas and Wynn Macau, we began recognizing depreciation expense on the resort’s fixed assets.

The remaining estimated useful lives of assets are periodically reviewed.

Our leasehold interest in land in Macau under the land concession contract entered into in June 2004 is being amortized over 25 years, to reflect the initial term of the concession contract, which currently terminates in June 2029. Depreciation on the majority of the assets comprising Wynn Macau, however, commenced in September of 2006, when Wynn Macau opened. The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession, which currently expires in June 2022. Consequently, depreciation related to Wynn Macau will generally be charged over shorter periods when compared to Wynn Las Vegas.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play represents a significant portion of the table games volume at Wynn Las Vegas. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be used to satisfy judgments entered in the United States. At December 31, 2006, approximately 59% of our casino accounts receivable were owed by customers from foreign countries. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, during 2006 we were exempted from the payment of approximately $4.7 million in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is effective January 1, 2007. We have estimated that the adoption of FIN 48 will result in up to a $5 million cumulative-effect adjustment to retained earnings in the first quarter of 2007.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact this statement will have on our consolidated financial statements after it is adopted on January 1, 2008.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

One of our primary exposures to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as considered necessary. We cannot be sure that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2006 on our expected long-term indebtedness. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Accordingly, the one-month LIBOR and HIBOR rates at December 31, 2006 of 5.3% and 3.9%, respectively are used for all calculations in the table below.

	As of December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	$0.8	$0.8	$0.9	$0.9	$10.0	$1,524.1	$1,537.5
Average interest rate	5.7%	5.7%	5.7%	5.7%	5.7%	6.5%	6.5%
Variable rate	$5.3	$114.3	$138.2	$171.9	$194.5	$225.0	$849.2
Average interest rate	7.7%	7.5%	7.5%	7.5%	7.2%	7.2%	7.3%

Interest Rate Swap Information

Wynn Las Vegas

As of December 31, 2006, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200.0 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new term loan facility at approximately 5.7%, changes in fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Wynn Macau

As of December 31, 2006, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under Wynn Macau S.A.’s $749 million senior term loan facility. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.7 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.59% and 7.52%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) at December 31, 2006 and 2005 (amounts in thousands):

	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swap Asset / (Liability)
Asset / (liability) fair value: (amounts in thousands)
at December 31, 2006	$4,789	$(1,467)	$3,322
at December 31, 2005	$10,523	$(1,788)	$8,735

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2006 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Average notional amount	$—	$538.5	$—	$—	$—	$—	$538.5
Average pay rate	—	4.4%	—	—	—	—	4.4%
Average receive rate	—	4.8%	—	—	—	—	4.8%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2006, approximately 87% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2006, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.1 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Wynn Resorts, Limited:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Wynn Resorts, Limited and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Wynn Resorts, Limited:

We have audited the accompanying consolidated balance sheet of Wynn Resorts, Limited and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedules of Condensed Financial Information of the Registrant and Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wynn Resorts, Limited and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$789,407	$434,289
Restricted cash and investments	58,598	98,271
Receivables, net	140,232	88,468
Inventories	64,368	39,884
Deferred income taxes	13,727	—
Prepaid expenses and other	29,459	23,630

Total current assets	1,095,791	684,542
Restricted cash and investments	178,788	344,331
Property and equipment, net	3,157,622	2,663,870
Intangibles, net	67,635	60,480
Deferred financing costs	74,871	95,619
Deposits and other assets	79,492	91,371
Investment in unconsolidated affiliates	5,981	5,070

Total assets	$4,660,180	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,115	$15,489
Current portion of land concession obligation	7,433	8,984
Accounts and construction payable	115,612	79,768
Income taxes payable	87,164	—
Accrued interest	15,495	15,733
Accrued compensation and benefits	71,537	36,772
Gaming taxes payable	46,403	7,826
Other accrued expenses	13,926	20,548
Customer deposits and other liabilities	131,702	66,120
Construction retention	15,700	18,539

Total current liabilities	511,087	269,779
Long-term debt	2,380,537	2,090,846
Other long-term liabilities	5,214	1,788
Long-term land concession obligation	11,809	19,218
Deferred income taxes	97,064	—
Construction retention	8,884	757

Total liabilities	3,014,595	2,382,388

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 101,887,031 and 99,331,294 shares issued and outstanding	1,018	993
Additional paid-in capital	2,022,408	1,972,847
Accumulated other comprehensive loss	(94)	—
Deferred compensation	—	(15,784)
Accumulated deficit	(377,747)	(395,161)

Total stockholders’ equity	1,645,585	1,562,895

Total liabilities and stockholders’ equity	$4,660,180	$3,945,283

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Operating revenues:
Casino	$800,591	$353,663	$—
Rooms	283,084	170,315	—
Food and beverage	309,771	173,700	—
Entertainment, retail and other	205,213	125,230	195

Gross revenues	1,598,659	822,908	195
Less promotional allowances	(166,402)	(100,927)	—

Net revenues	1,432,257	721,981	195

Operating costs and expenses:
Casino	439,902	155,075	—
Rooms	73,878	44,171	—
Food and beverage	194,403	118,670	—
Entertainment, retail and other	134,530	80,185	68
General and administrative	231,515	118,980	335
Provision for doubtful accounts	21,163	16,206	—
Pre-opening costs	62,726	96,940	81,321
Depreciation and amortization	175,464	103,344	6,979
Contract termination fee	5,000	—	—
Property charges and other	25,060	14,297	1,290

Total operating costs and expenses	1,363,641	747,868	89,993
Equity in income from unconsolidated affiliates	2,283	1,331	—

Operating Income (loss)	70,899	(24,556)	(89,798)

Other income (expense):
Interest and other income	46,752	28,267	8,633
Interest expense, net of capitalized interest	(148,017)	(102,699)	(2,687)
Distribution to Convertible Debenture Holders	(58,477)	—	—
Increase in swap fair value	1,196	8,152	1,415
Gain on sale of subconcession right, net	899,409	—	—
Loss from extinguishment of debt	(12,533)	—	(122,788)

Other income (expense), net	728,330	(66,280)	(115,427)

Minority interest	—	—	1,054

Income (loss) before income taxes	799,229	(90,836)	(204,171)
Provision for income taxes	(170,501)	—	—

Net Income (loss)	$628,728	$(90,836)	$(204,171)

Basic and diluted income (loss) per common share:
Net income (loss):
Basic	$6.29	$(0.92)	$(2.35)
Diluted	$6.24	$(0.92)	$(2.35)
Weighted average common shares outstanding:
Basic	99,998	98,308	86,778
Diluted	111,627	98,308	86,778

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Deferred compensation— restricted stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total stockholders’ equity
	Shares outstanding	Par value
Balances, January 1, 2004	81,978,761	$820	$1,110,813	$(9,664)	$—	$(100,154)	$1,001,815
Issuance of common stock	16,958,333	170	840,391	—	—	—	840,561
Exercise of stock options	46,250	—	702	—	—	—	702
Amortization of deferred compensation—restricted stock	—	—	—	5,585	—	—	5,585
Net loss accumulated during the development stage	—	—	—	—	—	(204,171)	(204,171)

Balances, December 31, 2004	98,983,344	990	1,951,906	(4,079)	—	(304,325)	1,644,492
Issuance of restricted stock	275,000	3	18,532	(18,535)	—	—	—
Exercise of stock options	72,950	—	1,404	—	—	—	1,404
Acceleration of stock options	—	—	497	—	—	—	497
Stock options issued to consultant	—	—	508	—	—	—	508
Amortization of deferred compensation—restricted stock	—	—	—	6,830	—	—	6,830
Net loss	—	—	—	—	—	(90,836)	(90,836)

Balances, December 31, 2005	99,331,294	993	1,972,847	(15,784)	—	(395,161)	1,562,895
Net income	—	—	—	—	—	628,728	628,728
Currency translation adjustment	—	—	—	—	(94)	—	(94)

Total comprehensive income							628,634
Reclassification of deferred compensation	—	—	(15,784)	15,784	—	—	—
Issuance of restricted stock	337,500	3	(3)	—	—	—	—
Exercise of stock options	1,093,375	11	21,779	—	—	—	21,790
Stock-based compensation	—	—	18,065	—	—	—	18,065
Conversion of 6% sub-ordinated convertible debentures	1,124,862	11	25,504	—	—	—	25,515
Special cash distribution	—	—	—	—	—	(611,314)	(611,314)

Balances, December 31, 2006	101,887,031	$1,018	$2,022,408	$—	$(94)	$(377,747)	$1,645,585

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$628,728	$(90,836)	$(204,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	175,464	103,344	6,979
Income taxes—deferred and current	170,321	—	—
Stock-based compensation	16,712	4,676	3,429
Amortization and writeoffs of deferred financing costs, and other	23,419	14,045	60,572
Loss on extinguishment of debt	11,316	—	—
Provision for doubtful accounts	21,163	16,206	—
Property charges and other	25,060	14,297	1,290
Equity in income of unconsolidated affiliates	(911)	(1,331)	—
Increase in the fair value of interest rate swaps	(1,196)	(8,152)	(1,415)
Gain on sale of subconcession right	(899,409)	—	—
Minority interest	—	—	(1,054)
Incidental operations	—	—	3,512
Increase (decrease) in cash from changes in:
Receivables, net	(72,927)	(104,418)	(149)
Inventories and prepaid expenses and other	(21,261)	(58,934)	(2,175)
Accounts payable and accrued expenses	164,287	159,578	18,417

Net cash provided by (used in) operating activities	240,766	48,475	(114,765)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(643,360)	(877,074)	(1,007,993)
Restricted cash and investments	205,216	499,765	(541,935)
Investment in unconsolidated affiliates	—	(3,739)	—
Purchase of intangibles and other assets	(59,456)	(40,181)	(30,430)
Proceeds from sale of subconcession right, net	899,409	—	—
Proceeds from sale of equipment	—	109	33,268

Net cash provided by (used in) investing activities	401,809	(421,120)	(1,547,090)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,790	1,404	702
Proceeds from issuance of common stock	—	—	794,295
Proceeds from issuance of long-term debt	746,948	627,131	1,960,858
Third party fees	—	—	(5,134)
Proceeds from swap termination	6,605	—	—
Principal payments of long-term debt	(440,929)	(121,933)	(1,032,534)
Payments on long term land concession obligation	(9,000)	(8,921)	—
Special cash distribution	(608,299)	—	—
Payments for deferred financing costs	(4,572)	(21,008)	(67,623)

Net cash provided by (used in) financing activities	(287,457)	476,673	1,650,564

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	355,118	104,028	(11,291)
Balance, beginning of period	434,289	330,261	341,552

Balance, end of period	$789,407	$434,289	$330,261

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$133,850	$95,839	$7,419
Cash Distribution to Convertible Debenture Holders	$58,477	$—	$—
Cash paid for income taxes	$180	$—	$—
Equipment purchases financed by debt and accrued assets	$—	$860	$84,066
Stock issued to purchase minority interest	$—	$—	$51,400
Stock-based compensation capitalized into construction	$1,353	$2,651	$2,156

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

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing “Encore at Wynn Las Vegas” or “Encore” and continues development of the second phase of Wynn Macau. Encore will be fully integrated with Wynn Las Vegas and is being constructed on 20 acres of land immediately adjacent to Wynn Las Vegas. Encore is expected to open to the public in early 2009. The second phase of Wynn Macau will be integrated into the first phase and is being constructed on the five remaining acres of the 16 acres of land for Wynn Macau. Wynn Macau’s second phase is scheduled to open in the third quarter of 2007.

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

Restricted Cash and Investments

Restricted cash and investments consist primarily of certain proceeds of the Company’s financing activities invested in approved money market funds. The majority of these funds are restricted by the agreements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

governing the Company’s debt instruments for the payment of certain construction and development costs relating to Wynn Las Vegas, Encore or Wynn Macau. Amounts classified as current are equal to current construction payables and other accruals also classified as current.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of markers to approved casino customers following investigations of creditworthiness. At December 31, 2006 and 2005, approximately 59% and 70%, respectively, of the Company’s markers were due from customers residing outside the United States. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost or market value and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Leasehold interest in land	25 years
Airplanes	7 to 20 years
Furniture, fixtures and equipment	3 to 20 years

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the project at the Company’s weighted average cost of borrowed money. Interest of $29.5 million, $50.0 million and $115.0 million was capitalized for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $14.4 million, $14.0 million and $14.2 million was amortized to interest expense during the years ended December 31, 2006, 2005 and 2004, respectively.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s current interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as increase in swap fair value in the accompanying Consolidated Statements of Operations.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, commissions and points earned in customer loyalty programs, such as the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances for the years ended December 31, 2006, 2005 and 2004, is primarily included in casino expenses as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
Rooms	$26,712	$17,470	$—
Food & Beverage	61,200	38,629	—
Entertainment, retail and other	11,546	8,936	—

	$99,458	$65,035	$—

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $19.9 million, $18.3 million and $2.8 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Pre-Opening Costs

Pre-opening costs consisting primarily of direct salaries and wages, legal and consulting fees, insurance, and utilities and travel, are expensed as incurred. The Company incurred pre-opening costs in connection with Wynn Las Vegas, prior to its opening on April 28, 2005 and Wynn Macau, prior to its opening on September 6, 2006 and continues to incur such costs related to Encore and the second phase of Wynn Macau.

Income Taxes

The Company is subject to income taxes in the United States, as well as foreign jurisdictions in which it operates. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. SFAS No. 109 also requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not to occur. Otherwise, a valuation allowance is provided.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of SFAS No. 5, “Accounting for Contingencies”. Quarterly, the Company reviews any potentially unfavorable tax outcome and when an unfavorable outcome is identified as probable and can be reasonably estimated, the Company then establishes a tax allowance for such possible unfavorable outcome. Estimating potential tax outcomes for any uncertain tax issue is highly judgmental and may not be indicative of the ultimate settlement with the tax authorities. The Company believes that it has adequately provided reasonable reserves for reasonable and foreseeable outcomes related to uncertain tax matters.

The Company maintains required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, the Company will adjust the income tax provision and its tax reserves in the period the issue is resolved. For tax years that are examined by taxing authorities, the Company will adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, the Company will adjust tax reserves in the year that the statue of limitations expires.

Currency Translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Gains or losses from foreign currency remeasurements are included currently in net income (loss) and have not been material to date. The results of operations and the balance sheet of Wynn Macau, S.A. are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Earnings Per Share

Earnings (loss) per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company includes: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”).

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2006, 2005 and 2004 consisted of the following (amounts in thousands):

	2006	2005	2004
Weighted average common shares outstanding (used in calculation of basic earnings (loss) per share)	99,998	98,308	86,778
Potential dilution from the assumed exercise of stock options, nonvested stock, and the Debentures	11,629	—	—

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	111,627	98,308	86,778

The calculation of diluted EPS for the year ended December 31, 2006 includes an addition to net income to reflect the interest expense, net of related tax effects of $9.5 million, and the distribution to convertible debenture holders of $58.5 million that would not have been incurred on the Debentures had they been converted as of the beginning of the year.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2005 and 2004, the Company recorded net losses. Accordingly, the assumed exercise of stock options and the potential conversion of the Debentures was anti-dilutive. As a result, basic EPS is equal to diluted EPS for those two years. Potentially dilutive securities that were excluded from the calculation of diluted EPS at December 31, 2005 because including them would have been anti-dilutive, included 3,459,800 shares under stock options, 789,169 shares under nonvested stock grants and 10,869,550 shares under the assumed conversion of the Debentures. At December 31, 2004, potentially dilutive but excluded securities included 2,271,750 shares under stock options, 1,138,338 shares under nonvested stock grants and 10,869,550 shares under the assumed conversion of the Debentures.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

Further information on the Company’s share-based compensation arrangements is included in Note 15 “Benefit Plans—Share-Based Compensation”.

Equity Instruments Issued to Consultants and Vendors

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

On October 21, 2002, the Company entered into an amended production services agreement with the executive producer of the water-based live theatrical attraction named “Le Reve,” which commenced upon opening Wynn Las Vegas. As additional compensation for the production services, the Company granted 189,723 restricted shares of Wynn Resorts’ common stock to the executive producer, which was scheduled to vest on June 30, 2006. In April 2006, the Company canceled the 189,723 nonvested shares of the Company’s common stock granted which were subject to certain performance criteria.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is effective January 1, 2007. The Company has estimated that the adoption of FIN 48 will result in up to a $5 million cumulative-effect adjustment to retained earnings in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact this statement will have on its consolidated financial statements after it is adopted on January 1, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated results of operations or financial position.

Reclassifications

The consolidated financial statements for the prior years reflect the following reclassification, which had no effect on previously reported net income/(loss), to conform to the current year presentation:

•

The amounts for increase in swap fair value have been presented in a separate line item in the Consolidated Statements of Operations. Previously such amounts were included in the interest and other income line item.

•	Accrued gaming taxes have been presented in a separate line item in the Consolidated Balance Sheets. Previously such amount was included in Other Accrued expenses.

3.    Receivables, net

Components of receivables, net are as follows (amounts in thousands):

	As of December 31,
	2006	2005
Casino	$148,929	$83,936
Hotel	17,292	12,660
Other	9,538	7,684

	175,759	104,280
Less: allowance for doubtful accounts	(35,527)	(15,812)

	$140,232	$88,468

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment, net

Property and equipment, net consist of the following (amounts in thousands):

	As of December 31,
	2006	2005
Land and improvements	$603,290	$599,278
Buildings and improvements	1,553,447	1,159,364
Airplanes	57,582	57,582
Furniture, fixtures and equipment	788,375	594,474
Leasehold interest in land	67,187	67,118
Construction in progress	345,377	286,570

	3,415,258	2,764,386
Less: accumulated depreciation	(257,636)	(100,516)

	$3,157,622	$2,663,870

As of December 31, 2006, construction in progress includes interest and other costs capitalized in conjunction with the Encore project and the second phase of Wynn Macau. As of December 31, 2005, construction in progress includes interest and other costs capitalized in conjunction with Wynn Macau, which opened on September 6, 2006, and Encore.

5.    Intangibles, net

Intangibles, net consist of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, net
December 31, 2004	$41,700	$5,000	$6,400	$1,000	$54,100
Additions	—	10,000	—	13	10,013
Amortization	(2,383)	(1,250)	—	—	(3,633)

December 31, 2005	39,317	13,750	6,400	1,013	60,480
Additions	—	14,497	—	—	14,497
Amortization	(2,384)	(4,958)	—	—	(7,342)

December 31, 2006	$36,933	$23,289	$6,400	$1,013	$67,635

Total intangible assets as of December 31, 2006 were $67.6 million, net of $11.6 million of accumulated amortization. Water rights reflect the fair value allocation determined in the purchase of the Desert Inn in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Reve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Show production rights represents the amounts paid to purchase the rights to “Avenue Q” , “Monty Python’s Spamalot” and the “Le Reve” production show. On May 31, 2006, the Company entered into an agreement to acquire substantially all intellectual property rights related to “Le Reve” which were previously only licensed to the Company. The Company paid $14.5 million to acquire substantially all of the rights in and to “Le Reve”. The rights acquired enable the Company to produce, present, enhance, or alter the performance of “Le Reve” after May 31, 2006. The Company expects that amortization of show production rights will be approximately $3.3 million in 2007, approximately $3.5 million for each of the years 2008 through 2012, approximately $2.3 million in 2013 and approximately $0.2 million in 2014.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The average price of Wynn Resorts’ common stock around August 31, 2004 (the deemed effective date of the acquisition), was $38.69 per share. The excess of the purchase price of the minority interests over the net liabilities assumed plus the value of the stock exchanged, less the costs to register the shares, was approximately $51.4 million. Upon obtaining third party appraisals of the land and gaming concessions, the purchase price was allocated to the assets acquired: $42.3 million was allocated to the gaming concession; and the remaining $9.1 million was allocated to increase the book value of the leasehold interest in land. The gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the gaming concession will be approximately $2.4 million each year from 2007 through 2021, and approximately $1.2 million in 2022.

6.    Deposits and Other Assets

Deposits and other assets consist of the following (amounts in thousands):

	As of December 31,
	2006	2005
Entertainment production costs	$30,057	$33,697
Base Stock	21,155	23,335
Deposits and other	19,741	20,066
Interest rate swaps	4,789	10,523
Golf memberships	3,750	3,750

	$79,492	$91,371

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	As of December 31,
	2006	2005
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
6% Convertible Subordinated Debentures, due July 15, 2015	224,128	250,000
$600.0 million Revolving Credit Facility; due December 14, 2009; interest at LIBOR plus 2.225% (approximately 6.7%)	—	10,000
$400.0 million Delay Draw Term Loan Facility; due December 14, 2011 interest at LIBOR plus 2.125% (approximately 6.5%)	—	400,000
$900.0 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 7.0%)	88,892	—
$225.0 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 7.2%)	225,000	—
Senior Term Loan Facilities; due September 14, 2011; interest at LIBOR or HIBOR plus 2.75%, (approximately 8.1% and 6.7% respectively)	496,729	78,944
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.7% and 6.9% respectively)	38,510	43,536
Note payable—Aircraft; interest at 5.67%	13,274	13,986
12% Second Mortgage Notes, net of original issue discount of approximately $0 and $440, respectively, due November 1, 2010	—	9,702
Other	119	167

	2,386,652	2,106,335
Current portion of long-term debt	(6,115)	(15,489)

	$2,380,537	$2,090,846

First Mortgage Notes

On December 14, 2004, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued $1.3 billion aggregate principal amount of 6 5/8% First Mortgage Notes (the “First Mortgage Notes”). The First Mortgage Notes mature on December 1, 2014 and bear interest at the rate of 6 5/8% per year. The Company pays interest on the First Mortgage Notes on December 1 and June 1 of each year. The Company may redeem up to 35% of the aggregate principal amount of the First Mortgage Notes at any time prior to December 1, 2007 at a redemption price equal to 106.625% of the principal amount redeemed (plus accrued and unpaid interest to the date of redemption) with the proceeds of one or more of the Company’s qualified equity offerings that are contributed to Wynn Las Vegas, LLC. Commencing December 1, 2009, the First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.313% of the principal amount redeemed and declining ratably on December first of each year thereafter to zero on or after December 1, 2012.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The indenture governing the First Mortgage Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions. Management believes the Company is in compliance with all such covenants as of December 31, 2006.

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

Wynn Resorts Funding, LLC, has guaranteed the Debentures and Wynn Resorts, Limited has guaranteed the obligations of Wynn Resorts Funding, LLC. As of December 31, 2006, Wynn Resorts Funding, LLC does not have any assets. The Debentures are subordinated unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company, and equally with any existing and future subordinated indebtedness.

During the year ended December 31, 2006, approximately $25.9 million principal amount of the Debentures were converted into 1,124,862 shares of the common stock of the Company. Accordingly, long-term debt was

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced by approximately $25.9 million, equity was increased by approximately $25.5 million and deferred financing costs were reduced by approximately $0.4 million.

Wynn Las Vegas Credit Facilities

On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement and related ancillary agreements for secured revolving credit and term loan facilities in the aggregate amount of $1.0 billion. The credit facilities consisted of a revolving credit facility (the “Revolver”) in the amount of $600 million and a term loan facility (the “Term Loan”) in the amount of $400 million. The Revolver was to terminate and be payable in full on December 14, 2009, and the Term Loan was to mature on December 14, 2011.

On August 15, 2006, the Company refinanced the above noted credit facilities and entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which increased the Wynn Las Vegas credit facilities from $1.0 billion to $1.125 billion by increasing the Revolver from $600 million to $900 million and reducing the Term Loan from $400 million to $225 million. The $900 million Revolver and the $225 million Term Loan are herein referred to as the “Credit Facilities”. In August 2006, the maturity dates for the Revolver and the Term Loan were extended to August 15, 2011 and August 15, 2013, respectively. One half of the Term Loan is due on September 30, 2012 and the remaining half is due August 15, 2013.

For purposes of calculating interest, loans under the Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the Revolver and Term Loan bear interest initially at the eurodollar rate plus 1.625% and the eurodollar rate plus 1.875%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin 0.625% or 0.875% under the Revolver and Term Loans, respectively. Interest on Base Rate Loans will be payable quarterly in arrears.

After the opening of Encore, the applicable borrowing margins for revolving loans will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1.00% to 1.75% per annum for Eurodollar Loans and 0.0% to 0.75% per annum for Base Rate Loans. Until then, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.375% per annum on the daily average of unborrowed availability under the revolving credit facility. After opening Encore, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the revolving credit facility will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

The Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Credit Facilities are secured by: (1) a first priority security interest in a liquidity reserve account (currently $30 million), which may be used to meet Wynn Las Vegas, LLC’s debt service needs in connection with the operation of Wynn Las Vegas; (2) all amounts on deposit from time to time (currently $50 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (3) all amounts on deposit from time to time in a secured account holding the proceeds of the Credit Facilities; (4) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (5) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (6) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations of Wynn Las Vegas, LLC and the guarantors under the Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). After opening Encore, Wynn Las Vegas, LLC will also be required to make mandatory repayments of indebtedness under the Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Credit Facilities at any time without premium or penalty.

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

As of December 31, 2006, management believes the Company was in compliance with all covenants.

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing of the Credit Facilities.

Wynn Macau Credit Facilities

On September 14, 2004, Wynn Macau, S.A. executed a definitive credit agreement and related ancillary agreements for a senior secured bank facility of $397 million. The senior secured bank facility consisted of term loan facilities in the amount of $382 million (in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117 million (approximately US$15 million).

In September 2005, to accommodate Wynn Macau’s second phase, Wynn Macau, S.A., amended its senior bank facility to expand availability under the facility from $397 million to $764 million, including $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million). Wynn Macau, S.A. began borrowing under the senior secured credit facilities in the fourth quarter of 2005 after the proceeds from $230.0 million in intercompany loans and an $80 million subordinated loan provided by Wynn Resorts (both of which were repaid in October 2006) were expended on the Wynn Macau project, and certain other conditions precedent customary to limited recourse project finance construction were satisfied.

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate allowing Wynn Macau, S.A. to amend certain provisions of its credit agreement to permit Wynn Macau to fund the additional $68.4 million in costs associated with three change orders to its guaranteed maximum price construction contract and

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other increases in Wynn Macau’s project budget entirely from its existing $764 million senior secured credit facilities. The additional costs are to be incurred in connection with preparatory work for additional gaming space located in the expansion of Wynn Macau’s second phase, a series of enhancements and upgrades to the overall project and an electronic marquee sign at the entrance to Wynn Macau. Wynn Macau will fund $60.5 million from its existing $72 million contingent debt facility, which is included in the $729 million senior term loan facility noted above, and $7.9 million of costs from its existing $20 million credit facility with Banco Nacional Ultramarino, S.A.

The term loan facilities mature in September 2011, and the revolving credit facility matures in September 2007. The principal amount of the term loans is required to be repaid in quarterly installments, commencing on March 14, 2008. The term loans bore interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin of 3% until substantial completion of Wynn Macau, at which time the interest rate was reduced to LIBOR or HIBOR plus a margin of 2.75%. The senior bank facility also provides for further reductions in the margin on the term loans if Wynn Macau, S.A. satisfies certain prescribed leverage ratio tests. Loans under the revolving credit facility will bear interest at HIBOR plus a margin of 2.5%.

Collateral for the senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates of the Company that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans. In addition, the senior bank facility’s governing documents contain capital spending limits and other affirmative and negative covenants. As of December 31, 2006, management believes that the Company was in compliance with all covenants.

In September 2004, in connection with the initial financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino (“BNU”) to secure a guarantee in the amount of 700 million patacas (approximately US$87 million). This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement. To secure the guarantee, Wynn Macau, S.A. originally deposited $50 million of the $230 million base equity loans with BNU. As of December 31, 2006, as permitted by the loan documents, Wynn Macau, S.A. had funded $50 million of its project costs with these funds. The guarantee is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the senior bank facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU will be paid an annual fee for the guarantee not to exceed approximately 12.3 million Macau patacas (approximately US$1.5 million).

$44.75 Million Note Payable

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans, which terminate and are payable in full on March 31, 2010. The term loans are guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, the borrower is required to prepay the loans if certain events of loss with respect to the aircraft occur. Beginning on December 31, 2006, the borrower may prepay all or any portion of the loans subject to a minimum prepayment of $10.0 million.

Notes Payable—Aircraft

The notes require monthly payments of principal and interest totaling approximately $124,000 through June 2011, reducing to approximately $27,000 for July through September 2011. There are also balloon payments due

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in June and September of 2011 of approximately $7.5 million and $2.1 million, respectively. The notes are secured by liens on one of the Company’s two aircraft.

Second Mortgage Notes

On October 30, 2002, the Issuers issued $370 million aggregate principal amount of 12% second mortgage notes (the “Second Mortgage Notes”) maturing November 1, 2010 with semi-annual interest payments beginning in May 2003.

The Second Mortgage Notes were issued for approximately $343.3 million, net of an original issue discount of approximately $26.7 million and issuance costs of approximately $14.4 million. The net proceeds were used to finance the development and construction of Wynn Las Vegas, to pay pre-opening costs and meet debt service obligations.

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

On December 14, 2004, the Issuers purchased approximately $237.4 million in aggregate principal amount of the Second Mortgage Notes and effected a discharge of the Second Mortgage Notes indenture and related collateral documents. The approximately $10.1 million principal amount of Second Mortgage Notes remaining outstanding as of December 31, 2005 had been called for redemption in accordance with the indenture on November 1, 2006, at a price of 112% of the principal amount, plus accrued and unpaid interest to the redemption date. In order to effect the satisfaction and discharge, the Issuers deposited in trust with the trustee of the Second Mortgage Notes government securities with an aggregate face value of approximately $10.1 million and approximately $3.0 million of additional funds (the amounts necessary to pay when due all interest payments and the redemption price on the redemption date), to satisfy and discharge the remaining amounts payable under the Second Mortgage Notes indenture. As a result of the satisfaction and discharge, the Issuers were not subject to any restrictive covenants under the Second Mortgage Notes indenture, and the guarantees and collateral securing the Second Mortgage Notes were released.

On November 1, 2006, the Company redeemed the approximately $10.1 million of Second Mortgage Notes that remained outstanding with the funds that had previously been placed in an escrow account specifically for this purpose and incurred a $1.7 million redemption premium included in Loss from extinguishment of debt in the accompanying Consolidated Statements of Operations.

Fair Value of Long-Term Debt

The net book value of the First Mortgage Notes and the Debentures at December 31, 2006 was approximately $1.3 billion and $224.1 million, respectively The net book value of the First Mortgage Notes and the Debentures at December 31, 2005 was approximately $1.3 billion and $250 million, respectively. The estimated fair value of the First Mortgage Notes and the Debentures based upon most recent trades at December 31, 2006 was approximately $1.3 billion and $916 million, respectively. The estimated fair value of the First Mortgage Notes and the Debentures based upon most recent trades at December 31, 2005 was approximately $1.3 billion and $596.2 million, respectively. The net book value of the Company’s other debt instruments approximates fair value.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2007	$6,115
2008	115,122
2009	139,031
2010	172,824
2011	204,432
Thereafter	1,749,128

$2,386,652

8.    Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to several of its debt facilities. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations. The following table represents the historical asset (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of December 31, 2006 and December 31, 2005. The fair value approximates the amount the Company would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swap Asset / (Liability)
Asset / (liability) fair value: (amounts in thousands)
at December 31, 2006	$4,789	$(1,467)	$3,322
at December 31, 2005	$10,523	$(1,788)	$8,735

Wynn Las Vegas

On December 14, 2004, the Company entered into two $200 million notional amount interest rate swap arrangements to fix the interest rate on the $400 million of floating-rate Term Loan borrowings outstanding prior to the August 15, 2006 refinancing of the Wynn Las Vegas Credit Facilities (See Note 7 Long-Term Debt). Under these arrangements, the Company paid 3.793% of the notional amount and received payments equal to 1-month LIBOR multiplied by the notional amount. Although these interest rate swaps essentially fixed the interest rate at approximately 5.9%, changes in the fair value of the interest rate swaps for each reporting period were recorded in the increase in swap fair value since the interest rate swaps did not qualify for hedge accounting. The remaining swap will terminate in December 2008.

On August 15, 2006, the Company reduced its Term Loan facility as part of the refinancing of the Wynn Las Vegas Credit Facilities, and concurrently terminated one of its two $200 million interest rate swap arrangements. The Company received approximately $6.6 million in cash from unwinding this interest rate swap. The Company elected to retain the second $200 million interest rate swap to essentially fix the interest rate on $200 million of the new $225 million of Term Loan borrowings. Because the Company continues to pay a fixed

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate of 3.793% on the $200 million notional amount and receives payments based on LIBOR, the interest rate on $200 million of the new $225 million Term Loan is fixed at approximately 5.7%. The interest rate on the remaining $25 million of Term Loan is subject to the changes in the LIBOR rates over time.

Wynn Macau

On October 14, 2005, the Company entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under Wynn Macau S.A.’s $749 million senior term loan facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.7 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.59% and 7.52%, respectively. Changes in fair value of these interest rate swaps for each reporting period are recorded in the increase/(decrease) in swap fair value since the interest rate swaps did not qualify for hedge accounting.

9.     Comprehensive Income

Comprehensive income for the year ended December 31, 2006 consisted of the following (amounts in thousands):

Net income	$628,728
Currency translation adjustment	(94)

Comprehensive income	$628,634

For the years ended December 31, 2005 and 2004, the impact of the currency translation adjustment on the financial statements of the Company was not material.

10.     Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of corporate aircraft and household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2006 and 2005, Mr. Wynn and the other officers had a credit balance with the Company of $315,000 and $412,000, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Subsequently all services for, and maintenance of, the suite are included in the rental.

The Wynn Collection

Through May 6, 2004, the Company operated an art gallery at the former Desert Inn displaying The Wynn Collection, a collection of fine art owned by Mr. and Mrs. Wynn. The art gallery in the Desert Inn was closed on May 6, 2004, and a new art gallery featuring The Wynn Collection was displayed from the opening of Wynn Las Vegas through February 2006. The Company leased the artwork from Mr. and Mrs. Wynn for an annual fee of one dollar ($1), and the Company was entitled to retain all revenues from the public display of the artwork and the related merchandising revenues. The Company was responsible for all expenses incurred in exhibiting and safeguarding the artwork, including the cost of insurance (including terrorism insurance) and taxes relating to the rental of the art. In February 2006, the Company closed the art gallery and began converting the gallery location into additional retail stores. The Company continues to lease works of art from Mr. and Mrs. Wynn for an annual fee of one dollar ($1) and continues to display certain pieces throughout Wynn Las Vegas. All expenses in exhibiting and safeguarding the artwork displayed at Wynn Las Vegas are the responsibility of the Company.

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

11.    Contract Termination Fee

On May 28, 2006, the Company ended a production show that had performed at Wynn Las Vegas. To terminate the contract, the Company paid a termination fee of $5 million, which was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

12.    Property Charges and Other

Property charges and other for the years ended December 31, 2006, 2005 and 2004, respectively, consist of the following (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
Loss on assets retired for remodels	$14,916	$9,435	$—
Temporary office abandonment charge	—	3,070	—
Grail theater abandonment charge	—	1,595	—
Other	10,144	197	1,290

Total property charges and other	$25,060	$14,297	$1,290

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in property charges and other for 2006 are approximately $14.9 million of costs relating to assets retired or abandoned. Also, in December 2006, Wynn Macau donated an early Ming dynasty vase to the Macau Museum. The Company purchased the vase in May 2006 for approximately $10.1 million. The vase had been on public display at Wynn Macau prior to its donation to the museum. This contribution is included in other in the table above. Included in property charges and other for 2005 are approximately $9.4 million of costs relating to assets retired, and approximately $3.1 million of expenses relating to the abandonment of improvements made to the temporary offices utilized during part of the construction and development of Wynn Las Vegas. The Company also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned for a new show production for Wynn Las Vegas which was later abandoned.

13.    Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2006 and 2005, 101,887,031 shares and 99,331,294 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2006, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

14.    Special Cash Distribution

On November 13, 2006, the Company’s Board of Directors declared a special one-time cash distribution of $6.00 per share on its outstanding Common Stock. This special one-time distribution was paid on December 4, 2006, to stockholders of record as of November 23, 2006. As part of this distribution, the Company made a special payment to the holders of its Debentures so that they participated in the special distribution to the same extent as if they had converted their Debentures to common stock. The Company paid holders of the Debentures a cash amount equal to $260.87 per $1,000 principal amount which equates to $58.5 million. In accordance with the indenture governing the Debentures, as a result of the payment, no adjustment was made to the conversion price. The payment was recorded as a Distribution to Convertible Debenture Holders in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The remaining $611.3 million was recorded as a distribution in the accompanying Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006. Of this amount approximately $3 million has been recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded an expense for matching contributions of approximately $3.4 million, $804,000 and $366,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $4.3 million, $1.3 million and $4,000 under such plans for the years ended December 31, 2006, 2005 and 2004, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Share-Based Compensation

The Company established the 2002 Stock Incentive Plan (the “Stock Plan”) to provide for the grant of (i) incentive stock options, (ii) compensatory (i.e. nonqualified) stock options, and (iii) nonvested shares of Common Stock of Wynn Resorts, Limited. Employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company are eligible to participate in the Stock Plan. However, only employees of the Company are eligible to receive incentive stock options.

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. As of December 31, 2006, 4,390,212 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the Stock Plan as of December 31, 2006, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,484,800	$36.62
Granted	153,500	$68.81
Exercised	(1,093,375)	$19.93
Canceled	(164,800)	$41.36

Outstanding at December 31, 2006	2,380,125	$46.03	7.88	$113,806,468

Exercisable at December 31, 2006	470,750	$31.33	6.91	$29,430,798

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $31.01, $22.81, and $17.24, respectively. The total intrinsic value of the options exercised for the years ended December 31, 2006, 2005 and 2004 was $72.5 million, $2.9 million and $1.8 million, respectively. Net cash proceeds from the exercise of stock options were $21.8 million and $1.4 million for the years ended December 31, 2006 and 2005, respectively. No tax benefits were recognized since these benefits did not reduce taxes payable.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of December 31, 2006 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	789,169	$28.35
Granted	837,500	$64.80
Vested	(624,169)	$18.02
Canceled	(500,000)	$62.99

Nonvested at December 31, 2006	502,500	$67.46

Compensation Cost

In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” to provide interpretive guidance on SFAS No. 123(R) valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123(R) with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts the Company’s departmental expenses (and related operating margins), pre-opening costs and construction in progress for the Company’s development projects, and the Company’s general and administrative expenses (including corporate expenses).

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

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	December 31,
	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	32.5%	35%	35%
Risk-free interest rate	4.9%	4.1%	3.9%
Expected average life of options (years)	7.0	6.0	5.5

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006 resulted in the Company’s elimination of approximately $15.8 million of deferred compensation against additional paid-in capital. It also resulted in the recognition of approximately $11.6 million ($0.08 and $0.07, per basic and diluted share, respectively) of compensation expense related to stock options for the year ended December 31, 2006.

In addition to compensation cost relating to stock options, during the year ended December 31, 2006, the Company recognized compensation expense related to nonvested shares of Common Stock of approximately $5.1 million ($0.03 per basic and diluted share). Approximately $30.3 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2006, will be recognized as compensation over the vesting period of the related grants through November 2016. The total fair value of the shares vested during the years ended December 31, 2006, 2005, and 2004 was $11.2 million, $5.3 million, and $2.5 million respectively.

During the years ended December 31, 2005 and 2004, the Company recognized compensation expense related to the nonvested shares of Common Stock of approximately $4.7 million ($0.05 per share) and $3.4 million ($0.04 per share), respectively. In addition, approximately $2.2 million was capitalized to construction in progress each year.

The total compensation cost relating both to stock options and nonvested stock for the year ended December 31, 2006 is allocated as follows (amounts in thousands):

Casino	$3,559
Rooms	605
Food & Beverage	1,135
Entertainment, retail and other	310
General and administrative	9,796
Pre-opening	1,307

Total stock-based compensation expense	$16,712
Total stock-based compensation capitalized	1,353

Total stock based compensation costs	$18,065

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the years ended December 31, 2005 and 2004. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

	For the Year Ended December 31,
	2005	2004
Net loss as reported	$(90,836)	$(204,171)
Add: stock-based compensation recorded for acceleration of employee options	497
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(8,359)	(4,729)

Proforma net loss	$(98,698)	$(208,900)

Basic and diluted loss per share:
As reported	$(0.92)	$(2.35)

Proforma	$(1.00)	$(2.41)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Sale of Macau Subconcession Right

On March 4, 2006, Wynn Macau, S.A. entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which Wynn Macau, S.A. agreed to sell to PBL for $900 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to operate casinos in Macau.

On September 8, 2006, the government of Macau approved the sale of the subconcession right. On September 11, 2006, Wynn Macau, S.A. completed the sale to PBL and received a cash payment of $900 million. As a result of the sale and the subconcession awarded to PBL by the government of Macau, Wynn Macau, S.A. has no continuing rights or obligations with respect to the subconcession. The proceeds from this sale, net of related costs, are recorded as gain on sale of subconcession right in the accompanying Consolidated Statements of Operations for the year ended December 31, 2006.

17.    Income Taxes

Consolidated income/(loss) before taxes for domestic and foreign operations is as follows (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004
Domestic	$(28,893)	$(38,641)	$(191,127)
Foreign	828,122	(52,195)	(13,044)

Total	$799,229	$(90,836)	$(204,171)

The Company’s provision for income taxes for the year ended December 31, 2006 is as follows (amounts in thousands):

Current
Federal	$—
Foreign	87,164

Deferred
Federal	82,931
Foreign	406

Total	$170,501

The income tax provision/benefit differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	(35.0)%	(35.0)%
Foreign tax rate differential	(4.2)%	13.2%	1.6%
Permanent items, net
Distribution to debenture holders	2.5%	—	—
Deferred tax asset reconciliation	—	2.6%	0.0%
Other, net	(0.1)%	4.0%	0.0%
Valuation allowance	(11.9)%	15.2%	33.4%

Effective tax rate	21.3%	0.0%	0.0%

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2006	2005
Deferred tax assets—US:
Current:
Receivables, inventories, accrued liabilities and other	$21,550	$8,707
Long-term:
Net operating loss carryforwards	153,479	104,578
Pre-opening costs	49,679	58,992
Intangibles and related other	22,994	21,133
Syndication costs	3,780	3,780
Other	—	2,721

	251,482	199,911
Less: valuation allowance	(4,355)	(100,165)

	247,127	99,746

Deferred tax liabilities—US:
Current:
Prepaid insurance, maintenance and taxes	(7,823)	(6,799)
Long-term:
Property and equipment	(179,462)	(89,264)
Undistributed earnings of foreign Subsidiaries	(141,098)	—
Interest rate swap valuation adjustment	(1,676)	(3,683)

	(330,059)	(99,746)

Deferred tax assets—Foreign:
Long-term:
Pre-opening costs and other	10,392	—
Net operating loss carryforwards	—	11,782
Less: valuation allowance	—	(11,782)

	10,392	—

Deferred tax liabilities—Foreign:
Long-term:
Property, equipment and other	(10,797)	—

Net deferred tax liability	$(83,337)	$—

During its development stage, the Company accumulated significant net operating losses. Accordingly, at December 31, 2006, the Company has estimated available tax loss carryforwards of approximately $527 million for U.S. income tax purposes, which expire between 2022 and 2026. The Company has no foreign tax loss carryforwards as of December 31, 2006. The Company’s tax loss carryforwards include income tax deductions associated with tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock of $90 million and $24.4 million as of December 31, 2006 and 2005 in excess of the amounts reported for such items as compensation costs under SFAS No. 123(R) that have not yet reduced income taxes payable. The deferred tax asset for net operating loss carryforwards in the above table of temporary differences excludes amounts relating to items that have not yet reduced taxes payable. Accordingly, no deferred tax asset

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has been recorded for these amounts. Subsequent recognition of income tax benefits associated with these items will be allocated to additional paid-in capital.

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

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During its development stage, the Company accumulated significant net operating losses, which generated significant deferred tax assets. Because of the Company’s limited operating history, the Company had previously fully reserved these net deferred tax assets. On September 11, 2006, the Company recorded a gain on the sale of the subconcession right in Macau (See Note 16 “Sale of Macau Subconcession Right”). Accordingly the Company determined that a substantial portion of these net deferred tax assets have become more likely than not realizable as defined by SFAS No. 109. The aggregate valuation allowance for deferred tax assets decreased by $107.6 in 2006. This decrease was primarily due to the recognition of net deferred tax assets, the write off of foreign deferred tax assets considered no longer realizable, and; the write off of tax loss carryforwards attributable to tax deductions in excess of the amounts reported as stock compensation costs under SFAS 123(R) that have not yet reduced income taxes payable under SFAS 123(R). The Company maintains valuation allowances for deferred tax assets that it determines are not yet more likely than not realizable.

The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $297.1 million resulting from earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States. The amount of the unrecognized deferred tax liability without regard to potential foreign tax credits associated with these temporary differences is approximately $103.9 million.

Of the December 31, 2006 and 2005 U.S. valuation allowance, approximately $3.8 million is attributable to syndication costs. Subsequent recognition of income tax benefit associated with this item will be allocated to additional paid-in capital.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $4.7 million ($0.05 and $0.04 per basic and diluted share, respectively) in such taxes. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

18.    Commitments and Contingencies

Wynn Las Vegas

Construction and Enhancements.    The Company has made and continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenditures related to these enhancements and refinements. Under the terms of the Wynn Las Vegas, LLC Credit Facilities, the Company is permitted up to $100 million of capital expenditures in 2006, of which $52.8 million was spent. In 2007, the Company will be permitted to spend $172.2 million including $47.2 million which is carried forward from 2006. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Construction Development    Encore’s current design includes a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by early 2009.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2.0 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The budget has increased from the previously announced $1.74 billion due to refinements in scope and market conditions for construction materials. The project budget will be funded from our existing credit facilities, remaining proceeds from the first mortgage notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts. On March 31, 2006, Wynn Resorts delivered an equity commitment to its bank lenders under which Wynn Resorts is obligated to pay project costs if Wynn Las Vegas is unable to. As of August 2006, Wynn Resorts’ obligation under the equity commitment was $70 million.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through December 31, 2006, the Company incurred approximately $277.6 million of project costs related to the development and construction of Encore and related capital improvements. These costs, net of approximately $8.1 million of retention, have been funded from the Wynn Las Vegas Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas. Prior to signing a guaranteed maximum price construction contract, the Company is permitted to spend up to $300 million of the proceeds of the First Mortgage Notes and the Wynn Las Vegas Credit Facilities on Encore project costs. As of December 31, 2006, the Company has spent or committed approximately $206.3 million using the debt proceeds. The remaining $63.2 million has been funded from cash flows from operations.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Completion Guarantee and Liquidity Reserve.    As part of the Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas.

In addition, the Company deposited $30 million from the net proceeds of the initial public offering of the Company’s Common Stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas.

The liquidity reserve is solely for use of the Wynn Las Vegas project. Upon final payment of the small remaining retention required for final completion, the liquidity reserve will be released. These funds are then expected to be applied to construction costs incurred in connection with Encore. In addition, at final completion of Wynn Las Vegas, $30 million of the $50 million completion guarantee will be retained as Encore’s completion guarantee, with the remaining $20 million used for Encore’s construction costs.

Wynn Macau

Construction and Development.    The Company began construction on Wynn Macau in June 2004, under a guaranteed maximum price construction contract (“the Construction Contract”) between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the Construction Contract was amended and restated to include the second phase of Wynn Macau. Wynn Macau opened to the public on September 6, 2006. Wynn Macau’s second phase is scheduled to open in the third quarter of 2007.

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

On June 22, 2006, Wynn Macau, S.A. received consent from its lending syndicate permitting Wynn Macau, S.A. to enter into three change orders to its guaranteed maximum price construction contract. The three change orders implement a series of amendments to the Construction Contract, including providing for the completion of the majority of the first floor of the Wynn Macau expansion as additional gaming space, a series of enhancements and upgrades to the overall project, and adding an electronic marquee sign at the entrance to Wynn Macau. The change orders increased the guaranteed maximum price under the Construction Contract from $457 million to approximately $484 million.

Through December 31, 2006, the Company had incurred approximately $877.1 million of the approximate total $1.2 billion of budgeted project costs for Wynn Macau. These costs have been paid from the previously funded $230 million intercompany loans from Wynn Resorts, $80 million from Wynn Las Vegas, LLC and loaned through affiliates to Wynn Macau, S.A. as subordinated debt, Wynn Macau, S.A.’s $764 million senior secured credit facility and cash flows from operations. In October 2006, Wynn Macau, S.A. repaid the intercompany loan to Wynn Resorts using proceeds from the PBL transaction.

Land Concession Contract.    Wynn Macau, S.A. has entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acres from the government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made five payments to the Macau government under the land concession contract totaling approximately $22.2 million and is required to make six additional semi-annual payments (including interest) totaling approximately $20.5 million for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

Cotai Development

The Company has submitted an application with the government of Macau for a concession of land in Cotai for future development. The Company recently reconfigured its site plans for 52 acres and is awaiting final approval.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for several additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2007	$6,205
2008	6,313
2009	6,209
2010	5,874
2011	3,441
Thereafter	3,129

$31,171

In addition, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2006, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2007	$7,513
2008	5,630
2009	3,968
2010	2,626
2011	984
Thereafter	3,170

$23,891

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

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

Litigation

The Company does not have any material litigation as of December 31, 2006.

19.    Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005 and the first phase of Wynn Macau opened on September 6, 2006.

As of December 31, 2006 and 2005, the Company’s total assets by segment are as follows (amounts in thousands):

	December 31,
	2006	2005
Total assets
Wynn Las Vegas (including Encore)	$3,037,509	$3,115,814
Wynn Macau	1,500,088	471,571
Corporate and other assets	122,583	357,898

Total consolidated assets	$4,660,180	$3,945,283

The Company’s segment information on its results of operations for each of the years in the period ended December 31, 2006, is as follows (amounts in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Net Revenues(1)
Wynn Las Vegas	$1,138,549	$721,981	$195
Wynn Macau	293,708	—	—

Total Net Revenues	$1,432,257	$721,981	$195

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
	2006	2005	2004
Adjusted EBITDA(1, 2)
Wynn Las Vegas	$332,753	$212,007	$(208)
Wynn Macau	60,837	—	—

Total	393,590	212,007	(208)

Other operating costs and expenses
Pre-opening costs	62,726	96,940	81,321
Depreciation and amortization	175,464	103,344	6,979
Property charges and other	25,060	14,297	1,290
Contract Termination Fee	5,000	—	—
Corporate expenses and other	54,441	21,982	—

Total	322,691	236,563	89,590

Operating income/(loss)	70,899	(24,556)	(89,798)
Other non-operating costs and expenses
Interest and other income	46,752	28,267	8,633
Interest expense, net	(148,017)	(102,699)	(2,687)
Distribution to Convertible Debenture Holders	(58,477)	—	—
Increase in swap fair value	1,196	8,152	1,415
Gain on sale of subconsession right, net	899,409	—	—
Loss from extinguishment of debt	(12,533)	—	(122,788)

Total	728,330	(66,280)	(115,427)

Minority Interest	—	—	1,054

Income (loss) before provision for income taxes	799,229	(90,836)	(204,171)
Provision for income taxes	(170,501)	—	—

Net income (loss)	$628,728	$(90,836)	$(204,171)

(1)	Prior to September 6, 2006, Wynn Macau was in the development stage and therefore had no revenues or adjusted EBITDA for 2005 and 2004.

(2)

“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock based compensation, contract termination fee and other non-operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a principal basis for valuation, of gaming companies. Management uses Adjusted EBITDA as the primary measure of the operating performance of its segments—Wynn Las Vegas and Wynn Macau—and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplemental performance measure to generally accepted accounting principles in the United States (“GAAP”) financial measures. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded preopening costs, property charges and other and corporate expenses, which do not relate to the management of specific casino properties from their EBITDA calculations. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with the common GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments and taxes, which are not reflected in Adjusted EBITDA. Also, the Company’s calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

20.    Subsequent Events

In January 2007, the Company decided it would abandon the parking garage at its Wynn Macau property to make way for the Wynn Diamond Suites expansion project. This expansion project is expected to add a second self-contained fully integrated resort hotel including food and beverage, retail and entertainment amenities. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company will record an impairment charge related to the garage of approximately $10 million in the first quarter of 2007.

21.    Consolidating Financial Information of Guarantors and Issuers

The following consolidating financial statements present information related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC (the “Convertible Debentures Guarantor”) and non-guarantor subsidiaries as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2006

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$54,742	$—	$734,665	$—	$789,407
Restricted cash and investments	—	905	57,693	—	58,598
Receivables, net	—	—	140,232	—	140,232
Inventories	—	—	64,368	—	64,368
Deferred income taxes	13,727		—		13,727
Prepaid expenses and other	844	—	28,615	—	29,459

Total current assets	69,313	905	1,025,573	—	1,095,791
Restricted cash and investments	161	—	178,627	—	178,788
Property and equipment, net	791	—	3,156,831	—	3,157,622
Intangibles, net	—	—	67,635	—	67,635
Deferred financing costs	5,577	—	69,294	—	74,871
Investment in subsidiaries	2,021,156	—	5,981	(2,021,156)	5,981
Deposits and other assets	13,913	—	65,579	—	79,492
Intercompany balances	(120,342)	44,232	76,110	—	—

Total assets	$1,990,569	$45,137	$4,645,630	$(2,021,156)	$4,660,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6,115	$—	$6,115
Current portion of land concession obligation	—	—	7,433	—	7,433
Accounts and construction payable	—	—	115,612	—	115,612
Income taxes payable			87,164	—	87,164
Accrued interest	6,149	—	9,346	—	15,495
Accrued compensation and benefits	14,553	—	56,984	—	71,537
Gaming taxes payable	—	—	46,403	—	46,403
Other accrued expenses	811	—	13,115	—	13,926
Customer deposits and other related liabilities	—	—	131,702	—	131,702
Construction retention	—	—	15,700	—	15,700

Total current liabilities	21,513	—	489,574	—	511,087
Long-term debt	224,128	—	2,156,409	—	2,380,537
Deferred income taxes	96,658		406		97,064
Long-term land concession obligation	—	—	11,809	—	11,809
Construction retention	—	—	8,884	—	8,884
Other long-term liabilities	2,685	—	2,529	—	5,214

Total liabilities	344,984	—	2,669,611	—	3,014,595

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock	1,018	—	—	—	1,018
Additional paid-in capital	2,022,408	44,028	1,632,998	(1,677,026)	2,022,408
Accumulated other comprehensive loss	(94)	—	(94)	94	(94)
Accumulated deficit	(377,747)	1,109	343,115	(344,224)	(377,747)

Total stockholders’ equity	1,645,585	45,137	1,976,019	(2,021,156)	1,645,585

Total liabilities and stockholders’ equity	$1,990,569	$45,137	$4,645,630	$(2,021,156)	$4,660,180

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2005

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$308,013	$—	$126,276	$—	$434,289
Restricted cash and investments	1,064	15,001	82,206	—	98,271
Receivables, net	31	—	88,437	—	88,468
Inventories	—	—	39,884	—	39,884
Deferred income taxes	—	—	—	—	—
Prepaid expenses	324	—	23,306	—	23,630

Total current assets	309,432	15,001	360,109	—	684,542
Restricted cash and investments	23	—	344,308	—	344,331
Property and equipment, net	530	—	2,663,340	—	2,663,870
Intangibles, net	—	—	60,480	—	60,480
Deferred financing costs	6,934	—	88,685	—	95,619
Long-term land concession obligation	1,295,256	—	5,070	(1,295,256)	5,070
Deposits and other assets	3,454	—	87,917	—	91,371
Intercompany balances	216,454	30,000	(246,454)	—	—

Total assets	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$15,489	$—	$15,489
Current portion of land concession obligation	—	—	8,984	—	8,984
Accounts and construction payable	41	—	79,727	—	79,768
Accrued income taxes	—	—	—	—	—
Accrued interest	9,142	—	6,591	—	15,733
Accrued compensation and benefits	9,050	—	27,722	—	36,772
Gaming taxes payable	—	—	7,826	—	7,826
Other accrued expenses	955	—	19,593	—	20,548
Customer deposits and other related liabilities	—	—	66,120	—	66,120
Construction retention	—	—	18,539	—	18,539

Total current liabilities	19,188	—	250,591	—	269,779
Long-term debt	250,000	—	1,840,846	—	2,090,846
Long-term land concession obligation	—	—	19,218	—	19,218
Other long-term liabilities	—	—	1,788	—	1,788
Construction retention	—	—	757	—	757

Total liabilities	269,188	—	2,113,200	—	2,382,388

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	993	—	—	—	993
Additional paid-in capital	1,972,847	44,028	1,623,218	(1,667,246)	1,972,847
Deferred compensation—restricted stock	(15,784)	—	(957)	957	(15,784)
Accumulated deficit	(395,161)	973	(372,006)	371,033	(395,161)

Total stockholders’ equity	1,562,895	45,001	1,250,255	(1,295,256)	1,562,895

Total liabilities and stockholders’ equity	$1,832,083	$45,001	$3,363,455	$(1,295,256)	$3,945,283

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2006

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$800,591	$—	$800,591
Rooms	—	—	283,084	—	283,084
Food and beverage	—	—	309,771	—	309,771
Entertainment, retail and other	24,712	—	205,213	(24,712)	205,213

Gross revenues	24,712	—	1,598,659	(24,712)	1,598,659
Less promotional allowances	—	—	(166,402)	—	(166,402)

Net revenues	24,712	—	1,432,257	(24,712)	1,432,257

Operating costs and expenses:
Casino	—	—	439,902	—	439,902
Rooms	—	—	73,878	—	73,878
Food and beverage	—	—	194,403	—	194,403
Entertainment, retail and other	—	—	134,530	—	134,530
General and administrative	16,185	9	240,033	(24,712)	231,515
Provision for doubtful accounts	(49)	—	21,212	—	21,163
Pre-opening costs	—	—	62,726	—	62,726
Depreciation and amortization	83	—	175,381	—	175,464
Contract termination fee	—	—	5,000	—	5,000
Property charges and other	—	—	25,060	—	25,060

Total operating costs and expenses	16,219	9	1,372,125	(24,712)	1,363,641
Equity in income (loss) from unconsolidated affiliates	744,529	—	2,283	(744,529)	2,283

Operating income (loss)	753,022	(9)	62,415	(744,529)	70,899

Other income (expense):
Interest income	37,629	145	36,761	(27,783)	46,752
Interest expense, net	(20,515)	—	(155,285)	27,783	(148,017)
Distribution to Convertible Debenture Holders	(58,477)	—	—	—	(58,477)
Increase in swap fair value	—	—	1,196	—	1,196
Gain on sale of subconcession right, net	—	—	899,409	—	899,409
Loss from extinguishment of debt	—	—	(12,533)	—	(12,533)

Other income (expense), net	(41,363)	145	769,548	—	728,330

Income (loss) before income taxes	711,659	136	831,963	(744,529)	799,229
Provision for income taxes	(82,931)	—	(87,570)	—	(170,501)

Net income (loss)	$628,728	$136	$744,393	$(744,529)	$628,728

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$353,663	$—	$353,663
Rooms	—	—	170,315	—	170,315
Food and beverage	—	—	173,700	—	173,700
Entertainment, retail and other	16,836	—	125,230	(16,836)	125,230

Gross revenues	16,836	—	822,908	(16,836)	822,908
Less promotional allowances	—	—	(100,927)	—	(100,927)

Net revenues	16,836	—	721,981	(16,836)	721,981

Operating costs and expenses:
Casino	—	—	155,075	—	155,075
Rooms	—	—	44,171	—	44,171
Food and beverage	—	—	118,670	—	118,670
Entertainment, retail and other	—	—	80,185	—	80,185
General and administrative	11,542	4	124,270	(16,836)	118,980
Provision for doubtful accounts	(98)	—	16,304	—	16,206
Pre-opening costs	9,388	—	87,552	—	96,940
Depreciation and amortization	79	—	103,265	—	103,344
Property charges and other	114	—	14,183	—	14,297

Total operating costs and expenses	21,025	4	743,675	(16,836)	747,868
Equity in income (loss) from unconsolidated affiliates	(97,190)	—	1,331	97,190	1,331

Operating loss	(101,379)	(4)	(20,363)	97,190	(24,556)

Other income (expense):
Interest income	23,344	310	20,793	(16,180)	28,267
Interest expense, net	(12,801)	—	(106,078)	16,180	(102,699)
Increase in swap fair value	—	—	8,152	—	8,152

Other income (expense), net	10,543	310	(77,133)	—	(66,280)

Net Income (loss)	$(90,836)	$306	$(97,496)	$97,190	$(90,836)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

YEAR ENDED DECEMBER 31, 2004

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$—	$—	$—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	6,000	—	217	(6,022)	195

Gross revenues	6,000	—	217	(6,022)	195
Less promotional allowances	—	—	—	—	—

Net revenues	6,000	—	217	(6,022)	195

Operating costs and expenses:
Casino	—	—	—	—	—
Rooms	—	—	—	—	—
Food and beverage	—	—	—	—	—
Entertainment, retail and other	—	—	83	(15)	68
General and administrative	3	—	332	—	335
Provision for doubtful accounts	—	—	—	—	—
Pre-opening costs	28,056	4	59,268	(6,007)	81,321
Depreciation and amortization	77	—	6,902	—	6,979
Property charges and other	—	—	1,290	—	1,290

Total operating costs and expenses	28,136	4	67,875	(6,022)	89,993
Equity in income (loss) from unconsolidated affiliates	(189,067)	—	—	189,067	—

Operating loss	(211,203)	(4)	(67,658)	189,067	(89,798)

Other income (expense):
Interest and other income	7,032	427	3,949	(2,775)	8,633
Interest expense, net	—	—	(5,462)	2,775	(2,687)
Increase in swap fair value	—	—	1,415	—	1,415
Loss from extinguishment of debt	—	—	(122,788)	—	(122,788)

Other income (expense), net	7,032	427	(122,886)	—	(115,427)
Minority interest	—	—	1,054	—	1,054

Net Income (loss)	$(204,171)	$423	$(189,490)	$189,067	$(204,171)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2006

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$628,728	$136	$744,393	$(744,529)	$628,728
Adjustments to reconcile net income (loss) accumulated to net cash provided by (used in) operating activities:
Depreciation and amortization	83	—	175,381	—	175,464
Income taxes—deferred and current	82,931		87,390	—	170,321
Stock-based compensation	6,600	—	10,112	—	16,712
Amortization and writeoff of deferred financing costs and other	1,000	—	22,419	—	23,419
Provision for doubtful accounts	(49)	—	21,212	—	21,163
Loss on extinguishment of debt	—	—	11,316	—	11,316
Property charges and other	—	—	25,060	—	25,060
Equity in (income) loss from unconsolidated affiliates	(744,529)	—	(911)	744,529	(911)
Increase in fair value of interest rate swaps	—	—	(1,196)	—	(1,196)
Gain on sale of subconcession right, net	—	—	(899,409)	—	(899,409)
Dividends received from subsidiary	30,000	—	—	(30,000)	—
Increase (decrease) in cash from changes in:
Receivables, net	80	—	(73,007)	—	(72,927)
Inventories and prepaid expenses	(520)	—	(20,741)	—	(21,261)
Accounts payable and accrued expenses	1,995	—	162,292	—	164,287
Due to (from) affiliates	(24,918)	—	24,918	—	—

Net cash provided by (used in) operating activities	(18,599)	136	289,229	(30,000)	240,766

Cash flows from investing activities:
Capital expenditures, net of construction payables	(344)	—	(643,016)	—	(643,360)
Restricted cash and investments	926	14,096	190,194	—	205,216
Investment in unconsolidated affiliates	—	—	—	—	—
Intangibles and other, net	(10,459)	—	(48,997)	—	(59,456)
Due to (from) affiliates	14,401	(14,232)	(169)	—	—
Repayment of intercompany loans	347,313	—	—	(347,313)	—
Proceeds from sale of subconcession right, net	—	—	899,409	—	899,409
Proceeds from sale of equipment	—	—	—	—	—

Net cash provided by (used in) investing activities	351,837	(136)	397,421	(347,313)	401,809

Cash flows from financing activities:
Equity contributions	—	—	—	—	—
Exercise of stock options	21,790	—	—	—	21,790
Proceeds from issuance of common stock	—	—	—	—	—
Third party fees	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	746,948	—	746,948
Swap termination proceeds	—	—	6,605	—	6,605
Principal payments on long term debt	—	—	(440,929)	—	(440,929)
Payments on long term land concession obligation.	—	—	(9,000)	—	(9,000)
Repayment of intercompany loans		—	(347,313)	347,313	—
Dividends distributed to Parent	—	—	(30,000)	30,000	—
Special cash distribution	(608,299)	—	—	—	(608,299)
Payments for deferred financing costs	—	—	(4,572)	—	(4,572)

Net cash used in financing activities	(586,509)	—	(78,261)	377,313	(287,457)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(253,271)	—	608,389	—	355,118
Balance, beginning of period	308,013	—	126,276	—	434,289

Balance, end of period	$54,742	$—	$734,665	$—	$789,407

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2005

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(90,836)	$306	$(97,496)	$97,190	$(90,836)
Adjustments to reconcile net income (loss) accumulated to net cash provided by (used in) operating activities:
Depreciation and amortization	79	—	103,265	—	103,344
Stock-based compensation	4,676	—	—	—	4,676
Amortization and write off of deferred financing costs and other	718	—	13,327	—	14,045
Provision for doubtful accounts	(98)	—	16,304	—	16,206
Property charges and other	114	—	14,183	—	14,297
Equity in (income) loss from unconsolidated affiliates	97,190	—	(1,331)	(97,190)	(1,331)
Increase in fair value of interest rate swaps	—	—	(8,152)	—	(8,152)
Increase (decrease) in cash from changes in:
Receivables, net	115	—	(104,533)	—	(104,418)
Inventories and prepaid expenses	(34)	—	(58,900)	—	(58,934)
Accounts payable and accrued expenses	4,477	—	155,101	—	159,578
Due to (from) affiliates	(19,273)	—	19,273	—	—

Net cash provided by operating activities	(2,872)	306	51,041	—	48,475

Cash flows from investing activities:
Capital expenditures, net of construction payables	—	—	(877,074)	—	(877,074)
Restricted cash and investments	(318)	14,690	485,393	—	499,765
Investment in unconsolidated affiliates	—	—	(3,739)	—	(3,739)
Intangibles and other, net	(2,530)	—	(37,651)	—	(40,181)
Proceeds from sale of equipment	86	—	23	—	109
Due to (from) affiliates	9,981	(14,996)	5,015	—	—

Net cash used in investing activities	7,219	(306)	(428,033)	—	(421,120)

Cash flows from financing activities:
Equity contributions	—	—	—	—	—
Proceeds from exercise of stock options	1,404	—	—	—	1,404
Proceeds from issuance of common stock	—	—	—	—	—
Third party fees	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	627,131	—	627,131
Principal payments on long term debt	—	—	(121,933)	—	(121,933)
Payments on long term land concession obligation	—	—	(8,921)	—	(8,921)
Deferred financing costs	—	—	(21,008)	—	(21,008)

Net cash provided by financing activities	1,404	—	475,269	—	476,673

Cash and cash equivalents:
Increase in cash and cash equivalents	5,751	—	98,277	—	104,028
Balance, beginning of period	302,262	—	27,999	—	330,261

Balance, end of period	$308,013	$—	$126,276	$—	$434,289

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

YEAR ENDED DECEMBER 31, 2004

(amounts in thousands)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(204,171)	$423	$(189,490)	$189,067	$(204,171)
Adjustments to reconcile net income loss accumulated to net cash provided by (used in) operating activities:
Depreciation and amortization	77	—	6,902	—	6,979
Stock-based compensation	3,429	—	—	—	3,429
Amortization and writeoff of deferred financing costs	723	—	59,849	—	60,572
Provision for doubtful accounts	—	—	—	—	—
Property charges and other	—	—	1,290	—	1,290
Equity in (income) loss from unconsolidated affiliates	189,067	—	—	(189,067)	—
Increase in fair value of interest rate swaps	—	—	(1,415)	—	(1,415)
Minority interest	—	—	(1,054)	—	(1,054)
Incidental operations	—	—	3,512	—	3,512
Increase (decrease) in cash from changes in:
Receivables, net	17	—	(166)	—	(149)
Inventories and prepaid expenses	(86)	—	(2,089)	—	(2,175)
Accounts payable and accrued expenses	6,376	—	12,041	—	18,417

Net cash provided by (used in) operating activities	(4,568)	423	(110,620)	—	(114,765)

Cash flows from investing activities:
Capital expenditures, net of construction payables	(16)	—	(1,007,977)	—	(1,007,993)
Restricted cash and investments	(769)	14,577	(555,743)	—	(541,935)
Investment in unconsolidated affiliates	(592,110)	—	—	592,110	—
Intangibles and other, net	(5,674)	—	(24,756)	—	(30,430)
Intercompany balances	(213,128)	(15,000)	228,128	—	—
Proceeds from sale of equipment	—	—	33,268	—	33,268

Net cash used in investing activities	(811,697)	(423)	(1,327,080)	592,110	(1,547,090)

Cash flows from financing activities:
Equity contributions	—	—	592,110	(592,110)	—
Proceeds from exercise of stock options	702	—	—	—	702
Proceeds from issuance of common stock	794,295	—	—	—	794,295
Third party fees	(5,134)	—	—	—	(5,134)
Proceeds from issuance of long-term debt	—	—	1,960,858	—	1,960,858
Principal payments on long term debt	—	—	(1,032,534)	—	(1,032,534)
Payments of long-term land concession obligation	—	—	—	—	—
Deferred financing costs	(81)	—	(67,542)	—	(67,623)

Net cash provided by financing activities	789,782	—	1,452,892	(592,110)	1,650,564

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(26,483)	—	15,192	—	(11,291)
Balance, beginning of period	328,745	—	12,807	—	341,552

Balance, end of period	$302,262	$—	$27,999	$—	$330,261

22.    Quarterly Financial Information (Unaudited)

The following (amounts in thousands, except per share data) presents selected interim financial information for 2006 and 2005, as previously reported. Because income(loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income(loss) per share amounts for the year.

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Year
Net revenues	$277,225	$273,370	$318,092	$563,570	$1,432,257
Operating income (loss)	9,732	1,683	(18,709)	78,193	70,899
Net income (loss)	(11,434)	(20,070)	715,656	(55,424)	628,728
Basic income (loss) per share	$(0.12)	$(0.20)	$7.12	$(0.51)	$6.29
Diluted income (loss) per share	$(0.12)	$(0.20)	$6.43	$(0.51)	$6.24

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Year
Net revenues	$—	$201,120	$251,441	$269,420	$721,981
Operating income (loss)	(41,660)	(15,804)	13,278	19,630	(24,556)
Net loss	(29,927)	(41,778)	(9,247)	(9,884)	(90,836)
Basic and diluted loss per share	$(0.30)	$(0.43)	$(0.09)	$(0.10)	$(0.92)

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosure.

(b) Management Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page 59.

(c) Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 8, 2007, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 (the “2007 Proxy Statement”) under the captions “Directors and Executive Officers, Further Information Concerning the Board of Directors-Corporate Governance,” “Company Charitable Contributions,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics”, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2007 Proxy Statement under the caption “Directors and Executive Officer Compensation and Other Matters,” and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,380,125	$46.03	4,390,212
Equity compensation plans not approved by security holders	—	—	—

Total	2,380,125	$46.03	4,390,212

Certain information required by this item will be contained in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the 2007 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	The following consolidated financial statements of the Company are filed as part of this report under Item. 8—Financial Statements and Supplemental Data.

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholder Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statement

(a)2.	Financial Statement Schedules filed in Part IV of this report are listed below;

•	Schedule I—Condensed financial information of the registrant

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

WYNN RESORTS, LIMITED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$54,742	$308,013
Restricted cash and investments	—	1,064
Accrued interest—due from subsidiaries	—	2,267
Other receivables	—	31
Deferred income taxes	13,727	—
Prepaid expenses	844	324

Total current assets	69,313	311,699
Restricted cash and investments	161	23
Note receivable from Wynn Group Asia, Inc	—	80,000
Furniture and equipment, net	791	530
Deferred financing costs	5,577	6,934
Deposits and other assets	13,913	3,454
Due from subsidiaries	—	214,187
Investment in subsidiaries	2,021,156	1,295,256

Total assets	$2,110,911	$1,912,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$41
Accrued interest	6,149	6,875
Accrued interest—due to subsidiaries	2,379	2,267
Accrued compensation and benefits	14,553	9,050
Other accrued expenses	811	955

Total current liabilities	23,892	19,188
6% Convertible subordinated debentures due July 15, 2015	224,128	250,000
Note payable to Wynn Las Vegas, LLC	80,000	80,000
Other long term liabilities	2,685	—
Due to subsidiaries	37,963	—
Deferred income taxes	96,658	—

Total liabilities	465,326	349,188

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 101,887,031, and 99,331,294 shares issued and outstanding	1,018	993
Additional paid-in capital	2,022,408	1,972,847
Deferred compensation—restricted stock	—	(15,784)
Accumulated other comprehensive loss	(94)	—
Retained earnings (accumulated deficit)	(377,747)	(395,161)

Total stockholders’ equity	1,645,585	1,562,895

Total liabilities and stockholders’ equity	$2,110,911	$1,912,083

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Operating revenues:
Wynn Las Vegas management fee	$17,091	$10,836	$—
Macau royalty fee	7,621	6,000	6,000

Net revenues	24,712	16,836	6,000

Operating costs and expenses:
General and administrative	16,185	11,542	3
Provision for doubtful accounts	(49)	(98)	—
Pre-opening costs	—	9,388	28,056
Depreciation and amortization	83	79	77
Property charges and other	—	114	—

Total operating costs and expenses	16,219	21,025	28,136

Equity in income (loss) of subsidiaries	744,529	(97,190)	(189,067)

Operating loss	753,022	(101,379)	(211,203)

Other income (expense):
Interest income	37,629	23,344	7,032
Interest expense	(20,515)	(12,801)	—
Distribution to Convertible Debenture Holders	(58,477)	—	—

Other income (expense), net	(41,363)	10,543	7,032

Income (loss) before income taxes	711,659	(90,836)	(204,171)
Provision for income taxes	(82,931)	—	—

Net Income (loss)	$628,728	$(90,836)	$(204,171)

Basic and diluted loss per common share:
Net income (loss):
Basic	$6.29	$(0.92)	$(2.35)
Diluted	$6.24	$(0.92)	$(2.35)
Weighted average common shares outstanding:
Basic	99,998	98,308	86,778
Diluted	111,627	98,308	86,778

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Additional paid-in capital	Deferred compensation- restricted stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total stockholders’ equity
	Shares outstanding	Par value
Balances, January 1, 2004	81,978,761	$820	$1,110,813	$(9,664)	$—	$(100,154)	$1,001,815
Issuance of common stock	16,958,333	170	840,391	—	—	—	840,561
Exercise of stock options	46,250	—	702	—	—	—	702
Amortization of deferred compensation—restricted stock	—	—	—	5,585		—	5,585
Net loss accumulated during the development stage	—	—	—	—		(204,171)	(204,171)

Balances, December 31, 2004	98,983,344	990	1,951,906	(4,079)	—	(304,325)	1,644,492
Issuance of restricted stock	275,000	3	18,532	(18,535)	—	—	—
Exercise of stock options	72,950	—	1,404	—	—	—	1,404
Acceleration of stock options	—	—	497	—	—	—	497
Stock options issued to consultant.	—	—	508	—	—	—	508
Amortization of deferred compensation—restricted stock	—	—	—	6,830		—	6,830
Net loss	—	—	—	—		(90,836)	(90,836)

Balances, December 31, 2005	99,331,294	993	1,972,847	(15,784)	—	(395,161)	1,562,895
Net income	—	—	—	—		628,728	628,728
Currency translation adjustment	—	—	—	—	(94)	—	(94)

Total comprehensive income							628,634
Reclassification of deferred compensation	—	—	(15,784)	15,784	—	—	—
Issuance of restricted stock	337,500	3	(3)	—	—	—	—
Exercise of stock options	1,093,375	11	21,779	—	—	—	21,790
Stock-based compensation	—	—	18,065	—	—	—	18,065
Conversion of 6% sub-ordinated convertible debentures	1,124,862	11	25,504	—	—	—	25,515
Special cash distribution	—	—	—	—	—	(611,314)	(611,314)

Balances, December 31, 2006	101,887,031	$1,018	$2,022,408	—	$(94)	$(377,747)	$1,645,585

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$628,728	$(90,836)	$(204,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83	79	77
Deferred income taxes	82,931	—	—
Stock-based compensation	6,600	4,676	3,429
Amortization of deferred financing costs and other	1,000	718	723
Provision for doubtful accounts	(49)	(98)	—
Property charges and other	—	114	—
Dividends received from subsidiary	30,000	—	—
Equity in (income) loss of subsidiaries	(744,529)	97,190	189,067
Increase (decrease) in cash from changes in:
Receivables	80	115	17
Prepaid expenses	(520)	(34)	(86)
Accounts payable and accrued expenses	1,995	4,477	6,376
Due to (from) affiliates	(24,918)	(19,273)	—

Net cash provided by (used in) operating activities	(18,599)	(2,872)	(4,568)

Cash flows from investing activities:
Capital expenditures	(344)	—	(16)
Restricted cash and investments	926	(318)	(769)
Other assets	(10,459)	(2,530)	(5,674)
Due to (from) subsidiaries	14,401	9,981	(213,128)
Repayment of intercompany loans	347,313	—	—
Investment in subsidiaries	—	—	(592,110)
Proceeds from sale of equipment	—	86	—

Net cash provided by (used in) investing activities	351,837	7,219	(811,697)

Cash flows from financing activities:
Exercise of stock options	21,790	1,404	702
Proceeds from issuance of common stock	—	—	794,295
Third party fees	—	—	(5,134)
Special cash distribution	(608,299)	—	—
Payments for deferred financing costs	—	—	(81)

Net cash provided by (used in) financing activities	(586,509)	1,404	789,782

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(253,271)	5,751	(26,483)
Balance, beginning of period	308,013	302,262	328,745

Balance, end of period	$54,742	$308,013	$302,262

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying condensed financial statements include only the accounts of Wynn Resorts, Limited (the “Company”). Investments in the Company’s subsidiaries are accounted for under the equity method.

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

2.    Notes Receivable and Payable to Subsidiaries

Note Receivable from Wynn Group Asia, Inc.

On August 23, 2005, the Company loaned $80.0 million to Wynn Group Asia, Inc., a wholly-owned subsidiary of the Company, to fund a portion of the construction costs for “Wynn Macau,” the casino resort facility owned and operated by Wynn Resorts (Macau), S.A., another wholly-owned indirect subsidiary of the Company, in the Macau Special Administrative Region of the People’s Republic of China (“Macau”).

Interest on the note accrued at 7.5% per annum and was receivable semi-annually. During the years ended December 31, 2006 and 2005 the Company recorded approximately $6.0 million and $2.3 million in interest income related to this note. Unpaid principal and interest was scheduled for repayment on August 23, 2011. However, on November 1, 2006, the Company received approximately $81.1 million, representing Wynn Resorts (Macau), S.A.’s full repayment of principal and unpaid interest at that date.

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

During the years ended December 31, 2006 and 2005, the Company recorded approximately $6.0 million and $2.3 million in interest expense related to this note.

3.    Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC’s (a wholly-owned indirect subsidiary of the Company) debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, except for allowing the special cash distribution of the proceeds of the sale of the subconcession right (see Note 14—Special Cash Distribution, in the Company’s consolidated financial statements included elsewhere in this Form 10-K), the terms of the loan agreements of Wynn Resorts (Macau), S.A. contain similar restrictions. The Company received a cash dividend of $30 million from Wynn Group Asia in November 2006. As of December 31, 2006, the Company has provided to the secured lender of its wholly owned subsidiary Wynn Las Vegas LLC, an equity commitment to contribute up to $70 million for Encore project costs if Wynn Las Vegas is unable to pay such costs.

4.    Long-term Debt

In July 2003, the Company sold $250 million in aggregate principal amount of 6% Convertible Subordinated Debentures. These notes mature on July 15, 2015.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2006	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2006
Allowance for doubtful accounts	$15,812	21,163	(1,448)	$35,527

Description	Balance at January 1, 2005	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2005
Allowance for doubtful accounts	$—	16,206	(394)	$15,812

Description	Balance at January 1, 2004	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2004
Allowance for doubtful accounts	$564	—	(564)	$—

(a) 3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Third Amended and Restated Bylaws of the Registrant, as amended.(2)

3.3	Amendment to Bylaws of Wynn Resorts, Limited, dated November 13, 2006(38)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2

Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(4)

4.3	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(5)

4.4	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(23)

10.1	Agreement between Wynn Design & Development, LLC and Butler/Ashworth Architects, Inc.(1)

10.2	Agreement for Guaranteed Maximum Price Construction Services between Wynn Las Vegas, LLC and Marnell Corrao Associates, Inc. for Le Rêve.(8)

10.3	Change Order No. 1 to Agreement for Guaranteed Maximum Price Construction Services dated as of August 12, 2002, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(9)

10.4

Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 31, 2003, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(10)

10.5	Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of March 31, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(11)

10.6	Change Order No. 4 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 30, 2004, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas.(12)

10.7	Change Order No. 5 to Agreement for Guarantee Maximum Price Construction Services, dated as of August 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(13)

10.8	Change Order No. 6 to Agreement for Guarantee Maximum Price Construction Services, dated as of November 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(20)

10.9	Change Order No. 7 to Agreement for Guarantee Maximum Price Construction Services, dated as of December 30, 2004, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(20)

10.10	Change Order No. 8 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 31, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(29)

Exhibit No.	Description

10.11	Change Order No. 9 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(29)

10.12	Change Order No. 10 to Agreement for Guarantee Maximum Price Construction Services, dated as of July 20, 2005, by and between Marnell Corrao Associates, Inc. and Wynn Las Vegas, LLC.(29)

10.13	Change Order No. 11 to Agreement for Guarantee Maximum Price Construction Services, dated as of June 7, 2006, by and between Marnell Corrao Associates, Inc. as Contractor and Wynn Las Vegas, LLC.(32)

10.14	Amended and Restated Continuing Guaranty, dated October 22, 2002, by Austi, Inc. in favor of Wynn Las Vegas, LLC.(3)

10.15

Amended and Restated Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Owner and Leighton Contractors (Asia)—Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited, jointly and severally, the Contractor.(25)

10.16

Change Order No. 1 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.(32)

10.17

Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.(32)

10.18

Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.(32)

10.19

Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee.(20)

*10.20	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.21	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(13)

*10.22	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(16)

*10.23	Employment Agreement, dated as of April 1, 2003, by and between Wynn Resorts, Limited and Ronald J. Kramer.(14)

*10.24	Employment Agreement, dated as of July 18, 2003, by and between Wynn Resorts (Macau), S.A. and Grant Bowie.(21)

*10.25	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp.(26)

Exhibit No.	Description

10.26

Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

*10.27	2002 Stock Incentive Plan.(3)

*10.28	Form of Stock Option Agreement.(17)

*10.29	Form of Stock Option Grant Notice.(16)

*10.30	Form of Restricted Stock Agreement.(16)

*10.31	Form of Indemnity Agreement.(16)

10.32	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(8)

10.33	Amendment to Stockholders Agreement as of November 8, 2006.(38)

10.34	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(13)

10.35

Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(9)

10.36

Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(15)

10.37	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(12)

10.38	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(9)

10.39	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.40	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.41	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(13)

10.42	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(13)

10.43	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(3)

10.44	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(6)

10.45	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.(4)

Exhibit No.	Description

10.46	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited.(7)

10.47	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited.(7)

10.48	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited.(7)

10.49	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited.(7)

10.50

Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC.(20)

10.51	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.(4)

10.52	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.(4)

10.53

Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.(4)

10.54	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(18)

10.55

Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(13)

10.56

Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(13)

10.57

Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(25)

10.58

Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(13)

10.59

Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(25)

10.60	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(13)

10.61

Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(25)

Exhibit No.	Description

10.62

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

10.63	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.64	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.65	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.66

Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.67

Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(13)

10.68	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(13)

10.69

Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(25)

10.70	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(25)

10.71

Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(25)

10.72

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(20)

10.73

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(20)

10.74

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(20)

Exhibit No.	Description

10.75

Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(20)

10.76	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association.(5)

10.77

First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent.(24)

10.78	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(23)

10.79	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(29)

10.80	Fourth Amendment to Master Disbursement Agreement, dated as of August 15, 2006, among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas, as bank agent and disbursement agent.(36)

10.81

Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee.(5)

10.82

Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(20)

10.83

Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(20)

10.84

Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(20)

10.85	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee.(20)

10.86	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC.(20)

10.87	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(20)

10.88	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(21)

10.89	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(21)

10.90	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(22)

Exhibit No.	Description

10.91	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(22)

10.92	Art Gallery Lease, dated June 30, 2005, between Wynn Las Vegas, LLC, as landlord and Wynn Gallery, LLC, as tenant.(22)

10.93	Description of discretionary bonuses for Fiscal Year 2004 for certain executive officers.(27)

10.94	Description of Performance Based Incentive Plan Bonus Criteria for Fiscal Year 2005.(28)

10.95	Subconcession Sale Agreement, dated as of March 4, 2006, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Publishing and Broadcasting, Ltd.(29)

10.96	First Amendment to Agreement, dated as of June 1, 2006, by and among Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Publishing and Broadcasting, Ltd.(34)

10.97	Description of Performance Based Incentive Plan Bonus Criteria for Calendar Year 2006.(30)

10.98

Commitment to Pay Project Costs, dated as of March 31, 2006, by and between Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as Trustee.(31)

10.99**

Production Rights Purchase Agreement, dated as of May 31, 2006, by and among Wynn Las Vegas, LLC; Lupa International, Inc.; Productions Du Dragon, S.A. and Franco Dragone, to which intervenes Calitri Services and Licensing Limited Liability Company.(32)

10.100	Employment Agreement, dated as of May 8, 2006, by and between Wynn Resorts, Limited and Wesley Allison.(33)

10.101	Employment Agreement, dated as of July 27, 2006, by and between Worldwide Wynn, LLC and Jack B. Binion.(35)

10.102

Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent.(36)

10.103	Employment Agreement dated October 27, 2006, by and between World Wide Wynn, LLC and Linda C. Chen(37)

10.104	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.(39)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003)(19)

16.1	Letter from Deloitte & Touche LLP(40)

21.1	Subsidiaries of the Registrant(39)

23.1	Consent of Ernst & Young LLP(39)

23.2	Consent of Deloitte & Touche LLP(39)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(39)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(39)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(39)

*	Denotes management contract or compensatory plan or arrangement.
**	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on December 9, 2002.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(7)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(8)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.
(9)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2003.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 5, 2004.
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(13)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(14)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.
(15)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(16)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(17)	Incorporated by reference from the Form S-8 filed by the Registrant on October 31, 2002.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(19)	Incorporated by reference from the Annual report on Form 10-K filed by the Registrant on March 15, 2004.
(20)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(21)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2005.
(22)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2005.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(24)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 27, 2005.
(25)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 3, 2005.

(28)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 24, 2005.
(29)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 29, 2006.
(31)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.
(32)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2006.
(33)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 11, 2006.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 6, 2006.
(35)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on July 28, 2006.
(36)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(37)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 2, 2006.
(38)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2006.
(39)	Filed herein.
(40)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 19, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: March 1, 2007	By	/s/ STEPHEN A. WYNN
STEPHEN A. WYNN Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 1, 2007	By	/s/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	March 1, 2007

/s/ RONALD J. KRAMER Ronald J. Kramer	President and Director	March 1, 2007

/s/ ROBERT J. MILLER Robert J. Miller	Director	March 1, 2007

/s/ JOHN A. MORAN John A. Moran	Director	March 1, 2007

/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker	Director	March 1, 2007

/s/ D. BOONE WAYSON D. Boone Wayson	Director	March 1, 2007

/s/ ELAINE P. WYNN Elaine P. Wynn	Director	March 1, 2007

/s/ STANLEY R. ZAX Stanley R. Zax	Director	March 1, 2007

Signature	Title	Date

/s/ ALLAN ZEMAN Allan Zeman	Director	March 1, 2007

/s/ JOHN STRZEMP John Strzemp	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007