Form 10-Q
period 2007-03-31
WYNN RESORTS LTD
filed 2007-05-10
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes    ☐     No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common stock, $0.01 par value	101,970,031

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$801,633	$789,407
Restricted cash and investments	42,103	58,598
Receivables, net	129,427	140,232
Inventories	66,442	64,368
Deferred income taxes	13,727	13,727
Prepaid expenses and other	32,281	30,759

Total current assets	1,085,613	1,097,091

Restricted cash and investments	102,793	178,788
Property and equipment, net	3,257,364	3,157,622
Intangibles, net	63,932	65,135
Deferred financing costs	71,433	74,871
Deposits and other assets	109,052	80,692
Investment in unconsolidated affiliates	4,845	5,981

Total assets	$4,695,032	$4,660,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,868	$6,115
Current portion of land concession obligation	5,589	7,433
Accounts and construction payable	145,916	115,612
Income taxes payable	81,111	87,164
Accrued interest	33,745	15,495
Accrued compensation and benefits	53,385	71,537
Gaming taxes payable	64,384	46,403
Other accrued expenses	16,676	13,926
Customer deposits and other liabilities	97,812	131,702
Construction retention	14,477	15,700

Total current liabilities	514,963	511,087

Long-term debt	2,318,118	2,380,537
Other long-term liabilities	17,955	5,214
Long-term land concession obligation	8,918	11,809
Deferred income taxes	115,274	97,064
Construction retention	14,964	8,884

Total liabilities	2,990,192	3,014,595

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 101,955,031 and 101,887,031 shares issued and outstanding	1,020	1,018
Additional paid-in capital	2,028,944	2,022,408
Accumulated other comprehensive loss	(3,737)	(94)
Accumulated deficit	(321,387)	(377,747)

Total stockholders’ equity	1,704,840	1,645,585

Total liabilities and stockholders’ equity	$4,695,032	$4,660,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2007	2006
Operating revenues:
Casino	$457,192	$126,514
Rooms	85,291	68,177
Food and beverage	87,883	74,634
Entertainment, retail and other	52,205	48,957

Gross revenues	682,571	318,282
Less promotional allowances	(47,254)	(41,057)

Net revenues	635,317	277,225

Operating costs and expenses:
Casino	264,725	63,236
Rooms	20,976	16,985
Food and beverage	54,255	44,759
Entertainment, retail and other	35,101	32,514
General and administrative	78,166	46,965
Provision for doubtful accounts	7,741	2,929
Pre-opening costs	1,836	8,946
Depreciation and amortization	51,524	41,785
Contract termination fee	—	5,000
Property charges and other	13,269	4,949

Total operating costs and expenses	527,593	268,068

Equity in income from unconsolidated affiliates	455	575

Operating income	108,179	9,732

Other income (expense):
Interest and other income	12,100	8,432
Interest expense, net of capitalized interest	(37,673)	(35,943)
Increase (decrease) in swap fair value	(475)	6,345
Loss from extinguishment of debt	(157)	—

Other income (expense), net	(26,205)	(21,166)

Income (loss) before income taxes	81,974	(11,434)
Provision for income taxes	(23,569)	—

Net Income (loss)	$58,405	$(11,434)

Basic and diluted income (loss) per common share:
Net income (loss):
Basic	$0.58	$(0.12)
Diluted	$0.54	$(0.12)
Weighted average common shares outstanding:
Basic	101,402	98,736
Diluted	112,348	98,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$58,405	$(11,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,524	41,785
Deferred income taxes	23,569	—
Stock-based compensation	4,460	3,919
Amortization and writeoffs of deferred financing costs, and other	4,050	3,832
Loss on extinguishment of debt	157	—
Provision for doubtful accounts	7,741	2,929
Property charges and other	13,269	4,949
Equity in income of unconsolidated affiliates, net of distributions	1,136	(325)
(Increase) decrease in the fair value of interest rate swaps	475	(6,345)
Increase (decrease) in cash from changes in:
Receivables, net	7,285	19,006
Inventories and prepaid expenses and other	(2,101)	(8,351)
Accounts payable and accrued expenses	5,444	(16,633)

Net cash provided by operating activities	175,414	33,332

Cash flows from investing activities:
Capital expenditures, net of construction payables	(148,039)	(115,413)
Restricted cash and investments	92,490	34,447
Purchase of intangibles and other assets	(39,235)	(11,056)
Proceeds from sale of equipment	1,632	—

Net cash used in investing activities	(93,152)	(92,022)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,865	2,365
Proceeds from issuance of long-term debt	62,000	114,926
Principal payments of long-term debt	(127,599)	(11,417)
Payments on long term land concession obligation	(4,659)	(4,446)

Net cash provided by (used in) financing activities	(68,393)	101,428

Effect of exchange rate on cash	(1,643)	—

Cash and cash equivalents:
Increase in cash and cash equivalents	12,226	42,738
Balance, beginning of period	789,407	434,289

Balance, end of period	$801,633	$477,027

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

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing “Encore at Wynn Las Vegas” or “Encore” and continues development of the second phase of Wynn Macau, as well as the Diamond Suites hotel tower at Wynn Macau. Encore will be fully integrated with Wynn Las Vegas and is being constructed on 20 acres of land immediately adjacent to Wynn Las Vegas. Encore is expected to open to the public in early 2009. The second phase of Wynn Macau will be integrated into the first phase and is being constructed on the five remaining acres of the 16 acres of land for Wynn Macau. Wynn Macau’s second phase is scheduled to open in the third quarter of 2007. The Company continues to work on a final budget, design and schedule for the Diamond Suites project.

Basis of Presentation

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2007 and December 31, 2006,

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approximately 62% and 59%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Rooms	$7,038	$6,128
Food & beverage	17,285	15,847
Entertainment, retail and other	2,388	2,630

Total	$26,711	$24,605

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. For the three months ended March 31, 2007 and 2006, advertising costs totaled approximately $6.6 million and $5.5 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement was effective January 1, 2007. The Company recorded a $2 million cumulative effect adjustment to accumulated deficit in the first quarter of 2007 as a result of the adoption of FIN 48. See Note 14 for additional information.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact this statement will have on its consolidated financial statements after it is adopted on January 1, 2008.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company has historically and will continue to record taxes collected from customers on a net basis. Accordingly, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s results of operation or financial position.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding (used in calculation of basic earnings per share)	101,402	98,736
Potential dilution from the assumed exercise of stock options, nonvested stock, and the Debentures	10,946	—

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	112,348	98,736

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The calculation of diluted EPS for the three months ended March 31, 2007 also includes an addition to net income of $2.3 million to reflect the interest expense, net of related tax effects that would not have been incurred on the Debentures, if converted.

For the three months ended March 31, 2006, the Company incurred a net loss. As a result, basic EPS is equal to diluted EPS for that period. The calculation of diluted EPS at March 31, 2006 excludes the following anti-dilutive securities: 3,471,000 shares issuable upon exercise of stock options, 789,169 shares under nonvested stock grants and 10,255,260 shares issuable upon conversion of the Debentures.

4. Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 consisted of the following (amounts in thousands):

Net income	$58,405
Currency translation adjustment	(3,643)

Comprehensive income	$54,762

For the three months ended March 31, 2006, the impact of the currency translation adjustment on the financial statements of the Company was not material.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2007 and 2006 totaled approximately $23.1 million and $24.8 million, respectively. Interest capitalized for the three months ended March 31, 2007 and 2006 totaled approximately $6.9 million and $6.4 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Encore and Wynn Macau that was capitalized as a part of construction in progress for the three months ended March 31, 2007 and 2006 totaled approximately $0.2 million and $0.5 million, respectively.

During the three months ended March 31, 2006, approximately $14.1 million principal amount of the Debentures were converted into 614,301 shares of common stock of Wynn Resorts, Limited. Accordingly, long-term debt was reduced by approximately $14.1 million, equity was increased by approximately $13.7 million and deferred financing costs were reduced by approximately $0.4 million. There were no conversions during the three months ended March 31, 2007.

During the three months ended March 31, 2007 and 2006, capital expenditures includes an approximately $17.1 million increase and a $12 million decrease, respectively, in construction payables and retention.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
Casino	$140,043	$148,929
Hotel	20,305	17,292
Other	12,203	9,538

	172,551	175,759
Less: allowance for doubtful accounts	(43,124)	(35,527)

	$129,427	$140,232

7. Property and Equipment, net

Property and equipment, net consist of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
Land and improvements	$603,838	$603,290
Buildings and improvements	1,582,895	1,553,447
Airplanes	57,639	57,582
Furniture, fixtures and equipment	798,330	788,375
Leasehold interest in land	66,888	67,187
Construction in progress	444,298	345,377

	3,553,888	3,415,258
Less: accumulated depreciation	(296,524)	(257,636)

	$3,257,364	$3,157,622

As of March 31, 2007 and December 31, 2006, construction in progress includes interest and other costs capitalized in conjunction with the second phase of Wynn Macau and Encore.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
6% Convertible Subordinated Debentures, due July 15, 2015	224,128	224,128
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	—	88,892
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
Senior Term Loan Facilities; due September 14, 2011; interest at LIBOR or HIBOR plus 2.75%,	515,663	496,729
$44.75 million note payable; due March 31, 2010; interest at LIBOR plus 2.375%	—	38,510
$42 million note payable; due April 1, 2017; interest at LIBOR plus 1.25%	42,000	—
Note payable - Aircraft; interest at 5.67%	13,089	13,274
Other	106	119

	2,319,986	2,386,652
Current portion of long-term debt	(1,868)	(6,115)

	$2,318,118	$2,380,537

Credit Facilities

In April 2007, the Company amended its $900 million Revolving Credit Facility and its $225 million Term Loan Facility (together the “Wynn Las Vegas Credit Facilities,” or the “Credit Facilities”) to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for Encore, from the Completion Guaranty Deposit, ($24.6 million at March 31, 2007), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million at March 31, 2007), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 Million Note Payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Debt Covenant Compliance

As of March 31, 2007, the Company was in compliance with all covenants governing the Company’s debt facilities.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of corporate aircraft and household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2007 and December 31, 2006, Mr. Wynn and the other officers had a credit balance with the Company of approximately $559,000 and $315,000, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Substantially all services for, and maintenance of, the suite are included in the rental.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Property Charges and Other

Property charges and other for the three months ended March 31, 2007 and 2006 were $13.3 million and $4.9 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2007 includes a $10 million charge related to the abandonment of a parking garage at Wynn Macau. In January 2007, the Company decided to abandon this parking garage to make room for the Wynn Diamond Suites expansion. The remaining property charges were related to the renovations to portions of the Le Reve Theatre at Wynn Las Vegas and the remodeling of certain areas in the food court at Wynn Macau.

11. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to two of its debt facilities. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. These interest rate swaps essentially fix the interest rate at the percentages noted below, however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase (or decrease) in swap fair value as a component of other income (expense), because the interest rate swaps do not qualify for hedge accounting.

The following table represents the historical asset (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of March 31, 2007 and December 31, 2006. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swap	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
March 31, 2007	$3,790	$(943)	$2,847
December 31, 2006	$4,789	$(1,467)	$3,322

Wynn Las Vegas Swap

The Company currently has one $200 million notional amount interest rate swap to essentially fix the interest rate on $200 million of the $225 million of Term Loan borrowings. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 3.793% on the $200 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at approximately 5.7% on $200 million of the outstanding $225 million term loan. This swap terminates in December 2008.

Wynn Macau Swaps

The Company entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s $749 million senior term loan facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.1 million), in exchange for

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

receipts on the same amounts at a variable interest rate based on the applicable Hong Kong Interbank Offered Rate (“HIBOR”) at the time of payment. Both swap agreements terminate on November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 50% of the US dollar and 50% of the Hong Kong dollar borrowings under the senior bank facility at approximately 7.59% and 7.52%, respectively.

12. Share-Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Casino	$1,269	$651
Rooms	170	141
Food & beverage	286	271
Entertainment, retail and other	79	60
General and administrative	2,656	2,308
Pre-opening	—	488

Total stock-based compensation expense	4,460	3,919
Total stock-based compensation capitalized	212	539

Total stock-based compensation costs	$4,672	$4,458

13. Commitments and Contingencies

Encore

Encore Construction and Development. Encore’s current design includes a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore to the public by early 2009.

The project budget for Encore is currently estimated at approximately $2.1 billion, consisting of approximately $2 billion for Encore and approximately $100 million for an employee parking garage on the Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from the Company’s existing Credit Facilities, remaining proceeds from the First Mortgage Notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In addition to the terms and conditions governing the design and construction of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Encore, the Contract provides that the parties will negotiate a guaranteed maximum price (the Encore “GMP”) for the construction and design of Encore within 90 days of execution of the Contract. If the parties cannot mutually agree upon a GMP during the 90 day period, the Company can, at its option, (a) continue to employ Tutor for construction and design services on a cost-plus basis, (b) agree to alternative arrangements with Tutor or (c) terminate the Contract. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through March 31, 2007, the Company incurred approximately $405.8 million of project costs related to the development and construction of Encore and related capital improvements. These costs are being funded from the Wynn Las Vegas Credit Facilities, the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas.

Completion Guarantee and Liquidity Reserve. As part of the Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas. As referenced in Note 8, in April 2007, all amounts in excess of $30 million were released as a result of the April 2007 amendment to the Credit Facilities. The remaining $30 million will be retained as Encore’s completion guarantee.

The Company also deposited $30 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas. This account was released as a result of the April 2007 amendment to the Credit Facilities.

These released funds are expected to be applied to construction costs to be incurred in connection with Encore.

Wynn Macau

Construction and Development. The Company began construction on Wynn Macau in June 2004, under a guaranteed maximum price construction contract (“the Construction Contract”) between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the Construction Contract was amended and restated to include the second phase of Wynn Macau. Wynn Macau opened to the public on September 6, 2006. Wynn Macau’s second phase is scheduled to open in the third quarter of 2007. In addition, the Company continues to develop the plans and budget for a further expansion of Wynn Macau, the Wynn Diamond Suites, which was first announced in November 2006. This further expansion will add a second fully-integrated resort hotel named “Wynn Diamond Suites” to Wynn Macau, with approximately 400 new suites, along with restaurants, additional retail space and additional VIP gaming space. We continue to work on a final budget, design and schedule for this project.

Under the amended and restated Construction Contract, the general contractor is responsible for both the construction and design of the first and second phases of Wynn Macau (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A. The performance of the contractors is backed by a full completion guarantee

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the general contractor.

Through March 31, 2007, the Company had incurred approximately $935.1 million of the approximate total $1.2 billion of budgeted project costs for Wynn Macau (excluding Wynn Diamond Suites).

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made six payments to the Macau government under the land concession contract and is required to make five additional semi-annual payments (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Cotai Development

The Company has submitted an application with the government of Macau for a concession of land in Cotai for future development. The Company recently reconfigured its site plans for 52 acres and is awaiting final approval.

Litigation

The Company does not have any material litigation as of March 31, 2007.

14. Income Taxes

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company has recognized a total liability for unrecognized tax benefits of approximately $45.4 million, $2 million of which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit as a cumulative effect adjustment. $2 million of such unrecognized tax benefit, would, if recognized, impact the effective tax rate. There were no significant changes to any of these amounts during the first quarter of 2007.

If incurred, the Company would recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company recognized no amounts for interest or penalties.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. As of March 31, 2007, the Company has filed domestic and foreign income tax returns for the years 2002 to 2005 all of which remain subject to examination by the IRS. The Company’s 2002 to 2005 Macau income tax returns remain subject to examination by the Macau Finance Bureau.

There was no tax provision/benefit recorded for the three months ended March 31, 2006 because of the Company’s domestic net operating loss carryforwards. There is no current provision for the three months ended March 31, 2007, because of the Company’s domestic net operating loss carryforwards. The Company has recorded a deferred provision for income taxes as follows (amounts in thousands):

Three Months Ended March 31, 2007
Deferred - Federal	$22,669
Deferred - Foreign	900

Provision for federal income taxes	$23,569

The Company’s effective tax rate of 29% is lower than the U.S. Federal rate of 35% primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below. There is no U.S. provision for taxes on Macau earnings as such earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $5 million in such taxes. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

15. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau’s first phase opened on September 6, 2006. The Company’s total assets by segment are as follows (amounts in thousands):

	March 31, 2007	December 31, 2006
Total assets
Wynn Las Vegas (including Encore)	$3,015,481	$3,037,509
Wynn Macau	1,553,340	1,500,088
Corporate and other assets	126,211	122,583

Total consolidated assets	$4,695,032	$4,660,180

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net Revenues (1)
Wynn Las Vegas	$330,735	$277,225
Wynn Macau	304,582	—

Total Net Revenues	$635,317	$277,225

Adjusted EBITDA (1, 2)
Wynn Las Vegas	$111,227	$81,123
Wynn Macau	79,010	—

Total	190,237	81,123

Other operating costs and expenses
Pre-opening costs	1,836	8,946
Depreciation and amortization	51,524	41,785
Property charges and other	13,269	4,949
Contract termination fee	—	5,000
Corporate expenses and other	15,429	10,711

Total	82,058	71,391

Operating income	108,179	9,732

Non-operating costs and expenses
Interest and other income	12,100	8,432
Interest expense, net	(37,673)	(35,943)
Increase (decrease) in swap fair value	(475)	6,345
Loss from extinguishment of debt	(157)	—

Total	(26,205)	(21,166)

Income (loss) before provision for income taxes	81,974	(11,434)
Provision for income taxes	(23,569)	—

Net income (loss)	$58,405	$(11,434)

(1)	Prior to its opening on September 6, 2006, Wynn Macau was in the development stage. Therefore, Wynn Macau has no revenues or Adjusted EBITDA for the three months ended March 31, 2006.
(2)

“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, contract termination fee, and other non-operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Also, Wynn Resorts’ calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

16. Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statement information is related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC, a subsidiary of the Parent that guarantees the Debentures (the “Convertible Debentures Guarantor”), and non-guarantor subsidiaries as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$51,599	$4	$750,030	$—	$801,633
Restricted cash and investments	—	—	42,103	—	42,103
Receivables, net	3,834	—	125,593	—	129,427
Inventories	—	—	66,442	—	66,442
Deferred income taxes	13,727		—		13,727
Prepaid expenses and other	625	—	31,656	—	32,281

Total current assets	69,785	4	1,015,824	—	1,085,613

Restricted cash and investments	—	—	102,793	—	102,793
Property and equipment, net	789	—	3,256,575	—	3,257,364
Intangibles, net	—	—	63,932	—	63,932
Deferred financing costs	5,412	—	66,021	—	71,433
Investment in subsidiaries	2,095,877	—	4,845	(2,095,877)	4,845
Deposits and other assets	16,278	—	92,774	—	109,052
Intercompany balances	(126,977)	45,168	81,809	—	—

Total assets	$2,061,164	$45,172	$4,684,573	$(2,095,877)	$4,695,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,868	$—	$1,868
Current portion of land concession obligation	—	—	5,589	—	5,589
Accounts and construction payable	17	—	145,899	—	145,916
Income taxes payable	—	—	81,111	—	81,111
Accrued interest	2,839	—	30,906	—	33,745
Accrued compensation and benefits	5,862	—	47,523	—	53,385
Gaming taxes payable	—	—	64,384	—	64,384
Other accrued expenses	957	—	15,719	—	16,676
Customer deposits and other related liabilities	—	—	97,812	—	97,812
Construction retention	—	—	14,477	—	14,477

Total current liabilities	9,675	—	505,288	—	514,963

Long-term debt	224,128	—	2,093,990	—	2,318,118
Other long-term liabilities	3,194	—	14,761	—	17,955
Long-term land concession obligation	—	—	8,918	—	8,918
Deferred income taxes	119,327		(4,053)		115,274
Construction retention	—	—	14,964	—	14,964

Total liabilities	356,324	—	2,633,868	—	2,990,192

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,020	—	—	—	1,020
Additional paid-in capital	2,028,944	44,028	1,635,948	(1,679,976)	2,028,944
Accumulated other	—
comprehensive loss	(3,737)	—	(3,737)	3,737	(3,737)
Accumulated earnings (deficit)	(321,387)	1,144	418,494	(419,638)	(321,387)

Total stockholders’ equity	1,704,840	45,172	2,050,705	(2,095,877)	1,704,840

Total liabilities and stockholders’ equity	$2,061,164	$45,172	$4,684,573	$(2,095,877)	$4,695,032

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$54,742	$—	$734,665	$—	$789,407
Restricted cash and investments	—	905	57,693	—	58,598
Receivables, net	—	—	140,232	—	140,232
Inventories	—	—	64,368	—	64,368
Deferred income taxes	13,727	—	—	—	13,727
Prepaid expenses	844	—	29,915	—	30,759

Total current assets	69,313	905	1,026,873	—	1,097,091

Restricted cash and investments	161	—	178,627	—	178,788
Property and equipment, net	791	—	3,156,831	—	3,157,622
Intangibles, net	—	—	65,135	—	65,135
Deferred financing costs	5,577	—	69,294	—	74,871
Investment in unconsolidated affiliates	2,021,156	—	5,981	(2,021,156)	5,981
Deposits and other assets	13,913	—	66,779	—	80,692
Intercompany balances	(120,342)	44,232	76,110	—	—

Total assets	$1,990,569	$45,137	$4,645,630	$(2,021,156)	$4,660,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6,115	$—	$6,115
Current portion of land concession obligation	—	—	7,433	—	7,433
Accounts and construction payable	—	—	115,612	—	115,612
Income taxes payable	—	—	87,164	—	87,164
Accrued interest	6,149	—	9,346	—	15,495
Accrued compensation and benefits	14,553	—	56,984	—	71,537
Gaming taxes payable	—	—	46,403	—	46,403
Other accrued expenses	811	—	13,115	—	13,926
Customer deposits and other related liabilities	—	—	131,702	—	131,702
Construction retention	—	—	15,700	—	15,700

Total current liabilities	21,513	—	489,574	—	511,087

Long-term debt	224,128	—	2,156,409	—	2,380,537
Other long-term liabilities	2,685	—	2,529	—	5,214
Long-term land concession obligation	—	—	11,809	—	11,809
Deferred income taxes	96,658	—	406	—	97,064
Construction retention	—	—	8,884	—	8,884

Total liabilities	344,984	—	2,669,611	—	3,014,595

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,018	—	—	—	1,018
Additional paid-in capital	2,022,408	44,028	1,632,998	(1,677,026)	2,022,408
Accumulated other comprehensive loss	(94)	—	(94)	94	(94)
Accumulated earnings (deficit)	(377,747)	1,109	343,115	(344,224)	(377,747)

Total stockholders’ equity	1,645,585	45,137	1,976,019	(2,021,156)	1,645,585

Total liabilities and stockholders’ equity	$1,990,569	$45,137	$4,645,630	$(2,021,156)	$4,660,180

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$457,192	$—	$457,192
Rooms	—	—	85,291	—	85,291
Food and beverage	—	—	87,883	—	87,883
Entertainment, retail and other	8,797	—	52,205	(8,797)	52,205

Gross revenues	8,797	—	682,571	(8,797)	682,571
Less promotional allowances	—	—	(47,254)	—	(47,254)

Net revenues	8,797	—	635,317	(8,797)	635,317

Operating costs and expenses:
Casino	—	—	264,725	—	264,725
Rooms	—	—	20,976	—	20,976
Food and beverage	—	—	54,255	—	54,255
Entertainment, retail and other	—	—	35,101	—	35,101
General and administrative	3	—	86,960	(8,797)	78,166
Provision for doubtful accounts	(17)	—	7,758	—	7,741
Pre-opening costs	—	—	1,836	—	1,836
Depreciation and amortization	28	—	51,496	—	51,524
Property charges and other	500	—	12,769	—	13,269

Total operating costs and expenses	514	—	535,876	(8,797)	527,593
Equity in income (loss) from unconsolidated affiliates	76,950	—	455	(76,950)	455

Operating income (loss)	85,233	—	99,896	(76,950)	108,179

Other income (expense):
Interest income	921	35	12,650	(1,506)	12,100
Interest expense, net	(5,080)	—	(34,099)	1,506	(37,673)
Increase in swap fair value	—	—	(475)	—	(475)
Loss from extinguishment of debt	—	—	(157)	—	(157)

Other income (expense), net	(4,159)	35	(22,081)	—	(26,205)

Income (loss) before income taxes	81,074	35	77,815	(76,950)	81,974
Provision for income taxes	(22,669)	—	(900)	—	(23,569)

Net income (loss)	$58,405	$35	$76,915	$(76,950)	$58,405

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$126,514	$—	$126,514
Rooms	—	—	68,177	—	68,177
Food and beverage	—	—	74,634	—	74,634
Entertainment, retail and other	5,660	—	48,957	(5,660)	48,957

Gross revenues	5,660	—	318,282	(5,660)	318,282
Less promotional allowances	—	—	(41,057)	—	(41,057)

Net revenues	5,660	—	277,225	(5,660)	277,225

Operating costs and expenses:
Casino	—	—	63,236	—	63,236
Rooms	—	—	16,985	—	16,985
Food and beverage	—	—	44,759	—	44,759
Entertainment, retail and other	—	—	32,514	—	32,514
General and administrative	5,478	—	47,147	(5,660)	46,965
Provision for doubtful accounts	(17)	—	2,946	—	2,929
Pre-opening costs	—	—	8,946	—	8,946
Depreciation and amortization	20	—	41,765	—	41,785
Contract termination fee	—	—	5,000	—	5,000
Property charges and other	—	—	4,949	—	4,949

Total operating costs and expenses	5,481	—	268,247	(5,660)	268,068
Equity in income (loss) from unconsolidated affiliates	(14,317)	—	575	14,317	575

Operating income (loss)	(14,138)	—	9,553	14,317	9,732

Other income (expense):
Interest income	7,954	74	6,547	(6,143)	8,432
Interest expense, net	(5,250)	—	(36,836)	6,143	(35,943)
Increase in swap fair value	—	—	6,345	—	6,345

Other income (expense), net	2,704	74	(23,944)	—	(21,166)

Net Income (loss)	$(11,434)	$74	$(14,391)	$14,317	$(11,434)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$58,405	$35	$76,915	$(76,950)	$58,405
Adjustments to reconcile net income (loss) accumulated to net cash provided by (used in) operating activities:
Depreciation and amortization	28	—	51,496	—	51,524
Income taxes - deferred	22,669		900	—	23,569
Stock-based compensation	1,723	—	2,737	—	4,460
Amortization and writeoff of deferred financing costs and other	165	—	3,885	—	4,050
Provision for doubtful accounts	(17)	—	7,758	—	7,741
Loss on extinguishment of debt	—	—	157	—	157
Property charges and other	—	—	13,269	—	13,269
Equity in (income) loss from unconsolidated affiliates, net of distributions.	(76,950)	—	1,136	76,950	1,136
Decrease in fair value of interest rate swaps	—	—	475	—	475
Increase (decrease) in cash from changes in:
Receivables, net	(3,817)	—	11,102	—	7,285
Inventories and prepaid expenses	219	—	(2,320)	—	(2,101)
Accounts payable and accrued expenses	(11,838)	—	17,282		5,444
Due to affiliates	4,305	—	(4,305)	—	—

Net cash provided by (used in) operating activities	(5,108)	35	180,487	—	175,414

Cash flows from investing activities:
Capital expenditures, net of construction payables	(26)	—	(148,013)	—	(148,039)
Restricted cash and investments	161	905	91,424	—	92,490
Investment in unconsolidated affiliates	—	—	—	—	—
Intangibles and other, net	(2,365)	—	(36,870)	—	(39,235)
Proceeds from sale of equipment	—	—	1,632	—	1,632
Intercompany balances	2,330	(936)	(1,394)	—	—

Net cash provided by (used in) investing activities	100	(31)	(93,221)	—	(93,152)

Cash flows from financing activities:
Exercise of stock options	1,865	—	—	—	1,865
Proceeds from issuance of long-term debt	—	—	62,000	—	62,000
Principal payments on long term debt	—	—	(127,599)	—	(127,599)
Payments on long term land concession obligation.	—	—	(4,659)		(4,659)

Net cash provided by (used in) financing activities	1,865	—	(70,258)	—	(68,393)

Effect of exchange rate on cash	—	—	(1,643)	—	(1,643)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(3,143)	4	15,365	—	12,226
Balance, beginning of period	54,742	—	734,665	—	789,407

Balance, end of period	$51,599	$4	$750,030	$—	$801,633

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(11,434)	$74	$(14,391)	$14,317	$(11,434)
Adjustments to reconcile net income (loss) accumulated to net cash provided by (used in) operating activities:
Depreciation and amortization	20	—	41,765	—	41,785
Stock-based compensation	1,607	—	2,312	—	3,919
Amortization and writeoff of deferred financing costs	176	—	3,656	—	3,832
Provision for doubtful accounts	(17)	—	2,946	—	2,929
Property charges and other	—	—	4,949	—	4,949
Equity in (income) loss from unconsolidated affiliates, net of distributions	14,317	—	(325)	(14,317)	(325)
Increase in fair value of interest rate swaps	—	—	(6,345)	—	(6,345)
Increase (decrease) in cash from changes in:
Receivables, net	45	—	18,961	—	19,006
Inventories and prepaid expenses	62	—	(8,413)	—	(8,351)
Accounts payable and accrued expenses	(12,439)	—	(4,194)		(16,633)
Due to affiliates	(5,660)	—	5,660	—	—

Net cash provided by (used in) operating activities	(13,323)	74	46,581	—	33,332

Cash flows from investing activities:
Capital expenditures, net of construction payables	(26)	—	(115,387)	—	(115,413)
Restricted cash and investments	(117)	7,426	27,138	—	34,447
Intangibles and other, net	(2)	—	(11,054)	—	(11,056)
Intercompany balances	17,769	(7,500)	(10,269)	—	—

Net cash provided by (used in) investing activities	17,624	(74)	(109,572)	—	(92,022)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,365	—	—	—	2,365
Proceeds from issuance of long-term debt	—	—	114,926	—	114,926
Principal payments on long term debt			(11,417)		(11,417)
Payments on long term land concession obligation	—	—	(4,446)		(4,446)

Net cash provided by financing activities	2,365	—	99,063	—	101,428

Cash and cash equivalents:
Increase in cash and cash equivalents	6,666	—	36,072	—	42,738
Balance, beginning of period	308,013	—	126,276	—	434,289

Balance, end of period	$314,679	$—	$162,348	$—	$477,027

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

Our Resorts

The following table sets forth information about our operating properties as of April 2007:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Number of Table Games	Number of Slots
Wynn Las Vegas	2,716	111,000	132	1,974
Wynn Macau	600	110,000	256	477

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

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

In March 2007, we remodeled the Le Reve Theatre to enhance the customer experience. The theatre went from 2,087 to 1,606 seats providing additional room for guests and a more intimate experience. The remodel effort lasted approximately 30 days from March 6, 2007 through April 4, 2007, during which time there were no performances of Le Reve. Also, in March 2007, we commenced performances of “Monty Python’s Spamalot” in our Grail Theatre.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in early 2009. Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas, which opened March 2007.

Wynn Macau

We opened Wynn Macau on September 6, 2006. Wynn Macau is located on 11 acres of a total site area of 16 acres of land and features:

•	An approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in four restaurants;

•

Approximately 26,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Chanel, Louis Vuitton, Prada, Dior, Fendi, Giorgio Armani, Tiffany, Bulgari, Piaget and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

Construction and development continues on the second phase. This phase includes approximately 123,000 square feet of additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities, which we expect to open in the third quarter of 2007. After the completion of the expansion, Wynn Macau is expected to have a total of approximately 470 table games and 1,400 slot machines.

Wynn Macau is currently in the process of finalizing the plans and budget for Wynn Diamond Suites, a further expansion of Wynn Macau. First announced in November 2006, Wynn Diamond Suites will be fully integrated into Wynn Macau and is expected to have 400 total suites and 40 floors (10 suites on each floor). We continue to work on a final budget, design and schedule for the Diamond Suites project.

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

The three months ended March 31, 2007 include a full period of operations for Wynn Las Vegas and Wynn Macau. In contrast the three months ended March 31, 2006 include a full period of Wynn Las Vegas and no operations for Wynn Macau. The table below presents our net revenues for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	March 31, 2007	March 31, 2006
Net Revenues
Wynn Las Vegas	$330,735	$277,225
Wynn Macau	304,582	—

Total Net Revenues	$635,317	$277,225

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

Financial results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Revenues

Net revenues for the three months ended March 31, 2007 are comprised of $457.2 million in casino revenues (72% of total net revenues) and $178.1 million of net non-casino revenues (28% of total net revenues).

Net revenues for the first quarter of 2006 were comprised of $126.5 million in casino revenues (45.6% of total net revenues) and $150.7 million of net non-casino revenues (54.4% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues as well as increasing the length of casino play.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2007 of approximately $457.2 million represents approximately a $330.7 million (or 261%) increase from casino revenues of $126.5 million for the three months ended March 31, 2006. The three months ended March 31, 2007 includes Wynn Macau’s operations; the primary driver of this increase. At Wynn Las Vegas, we experienced a 12% increase in drop for the three months ended March 31, 2007 and the average table games win percentage (before discounts) of 27.6% was above the expected range of 20% to 23%. Slot handle at Wynn Las Vegas increased during the three months ended March 31, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%. Wynn Macau’s win percentage for the VIP casino segment of 3.3% was above the expected range of 2.7% to 3.0%. The average table games win percentage at the general casino at Wynn Macau of 18.2% was within the expected range of 17% to 19%.

For the three months ended March 31, 2007, room revenues were approximately $85.3 million, which represents a $17.1 million (or 25.1%) increase over the $68.2 million generated in the three months ended March 31, 2006. Wynn Macau generated $12.4 million of this increase in room revenue during the three months ended March 31, 2007. See the table below for key operating measures related to room revenue.

	Three Months Ended March 31,
	2007	2006
Average Daily Rate
Wynn Las Vegas	$310	$293
Wynn Macau	245	N/A
Occupancy
Wynn Las Vegas	96.2%	95.5%
Wynn Macau	84.8	N/A
REVPAR
Wynn Las Vegas	$298	$279
Wynn Macau	208	N/A

Other non-casino revenues for the three months ended March 31, 2007 included food and beverage revenues of approximately $87.9 million, retail revenues of approximately $27.4 million, entertainment revenues of approximately $10.9 million, and other revenues from outlets such as the spa and salon, of approximately $13.9 million. Other non-gaming revenues for the three months ended March 31, 2006 included food and beverage revenues of approximately $74.6 million, retail revenues of approximately $17.2 million, entertainment revenues of approximately $20.3 million, and other revenues from outlets, including the spa and salon, of approximately $11.5 million. The additional revenue earned at Wynn Macau during 2007 was the primary contributor to the increase in the food and beverage, retail and other revenues. The $9.4 million decrease in entertainment revenues is due to the cancellation of Avenue Q in May 2006 and approximately 30 fewer Le Reve shows in March 2007 than March 2006 due to closure of the Le Reve theatre for modifications from March 6, 2007 through April 4, 2007 at Wynn Las Vegas. Revenue from “Monty Python’s Spamalot” which opened at Wynn Las Vegas in March 2007 is also included in entertainment revenues for the three months ended March 31, 2007.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2007, departmental expenses included casino expenses of $264.7 million, rooms expenses of $21 million, food and beverage expenses of $54.3 million, and entertainment, retail and other expenses of $35.1 million. Also included are general and administrative expenses of approximately $78.2 million and approximately $7.7 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2006, departmental expenses included casino expenses of $63.2 million, room expenses of $17 million, food and beverage expenses of $44.8 million, and entertainment, retail and other expenses of $32.5 million. Also included are general and administrative expenses of approximately $47 million and approximately $2.9 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of the operations of Wynn Macau, including the 39 percent gross win tax on casino revenue, and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

Pre-opening costs

Pre-opening costs for the three months ended March 31, 2007 of $1.8 million decreased by $7.1 million when compared to the three months ended March 31, 2006, primarily due to the opening of Wynn Macau. Pre-opening costs during the three months ended March 31, 2007 related to advertising costs associated with the opening of “Monty Python’s Spamalot” at Wynn Las Vegas and as well as costs related to Encore and the second phase of Wynn Macau. We expect that Wynn Macau’s pre-opening costs will continue as construction and development of the second phase continues toward the expected completion in the third quarter of 2007. Also as Encore progresses, pre-opening costs related to this project will increase as opening approaches in 2009.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2007 of $51.5 million increased by $9.7 million when compared to the three months ended March 31, 2006, primarily due to depreciation expense associated with Wynn Macau.

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

Contract termination fee

In February 2006, we agreed with the producers of Avenue Q to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theatre at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million. This fee was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Property charges and other

Property charges and other for the three months ended March 31, 2007 of $13.3 million increased by approximately $8.3 million when compared to the three months ended March 31, 2006. This increase is primarily due to the abandonment of our parking garage at Wynn Macau. In January 2007, we decided to abandon this parking garage to make way for the Wynn Diamond Suites project. We recorded a charge of $10 million during the three months ended March 31, 2007 related to the Macau garage abandonment.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make enhancements to the property. Costs of $1.1 million relating to assets retired as a result of these enhancement and remodel efforts for the three months ended March 31, 2007 were expensed as property charges. In the first quarter of 2007, we remodeled portions of the Le Reve Theatre to enhance the customer experience.

Although Wynn Las Vegas’ property charges have decreased in recent quarters, we expect that enhancements and refinements to Wynn Macau will also take place in response to reactions from our customers in that market. During the three months ended March 31, 2007, we incurred approximately $1.7 million of such costs at Wynn Macau. We expect that property charges may increase in future periods at Wynn Macau.

Other non-operating costs and expenses

Interest and other income increased by $3.7 million to $12.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is due to interest earned on the remaining proceeds from the subconcession sale last September and higher interest rates earned on cash balances compared to 2006.

Interest expense, net of capitalized interest of $6.9 million, for the three months ended March 31, 2007 was $37.7 million compared to $35.9 million, net of capitalized interest of $6.4 million, for the three months ended March 31, 2006. This increase is primarily due to our increased debt outstanding year over year.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $0.5 million for the three months ended March 31, 2007 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2006 to March 31, 2007. During the three months ended March 31, 2006 we recorded a gain of $6.3 million resulting from the increase in the fair value of interest rate swaps between December 31, 2005 and March 31, 2006. For further information on our interest rate swaps, see Item 3 - “Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

Our effective tax rate of 29% is lower than the U.S. Federal rate of 35% primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below. There is no U.S. provision for taxes on our Macau earnings as such earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $5 million in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas and Wynn Macau, interest paid, and non-cash charges included in operating income. Net cash provided from operations for the three months ended March 31, 2007 was $175.4 million compared to $33.3 million provided by operations for the three months ended March 31, 2006. This increase is due to the operations of Wynn Macau and improved results of Wynn Las Vegas, especially in the casino department.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at March 31, 2007 and December 31, 2006, include approximately $509 million and $517 million, respectively, remaining from the

$900 million cash received from the sale of our subconcession on September 11, 2006. At March 31, 2007, we had approximately $801.6 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau and to support the development and construction of Encore and the second phase of Wynn Macau. Of this amount, approximately $51.6 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A.

At March 31, 2007, we had approximately $144.9 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore;

•	Construction, development and pre-opening expenses of the second phase of Wynn Macau;

•	Remaining costs to be paid in relation to Wynn Macau’s first phase;

•	$30 million of contingent equity restricted for Wynn Macau; and

•	$80 million restricted for the Wynn Las Vegas liquidity reserve and completion guarantee ($30 million of which must be retained for Encore).

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore to the public in early 2009.

Design and construction is progressing as expected at Encore. Current construction activities include the following milestones as of April 2007:

•	The high-rise concrete pours have been completed through the 24th floor deck. The installation of the reinforcing rebar for the shear walls and columns for the 25th floor is underway.

•	The mechanical, electrical and plumbing rough-in is completed up to the 16th floor and framing is completed up to the 15th floor with drywall through the 6th floor.

•	Exterior glass installation is currently on the 9th floor on the south side of the building and the 7th floor on the north side.

•	Concrete pours for the 10-level guest self-park garage are complete as well as three levels of the 10-level employee parking garage.

•

Low-rise casino concrete pours are completed through the mezzanine level with the casino level perimeter walls under way. The footings for the meeting and convention area are 50% complete and pool footings are underway.

Our project budget is currently estimated at approximately $2.1 billion, consisting of approximately $2 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from our existing Credit Facilities, remaining proceeds from the First Mortgage Notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

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

As of March 31, 2007, we incurred approximately $405.8 million of project costs related to the development and construction of Encore and related capital improvements. These costs are being funded from the Wynn Las Vegas Credit Facilities, the remaining funds from the First Mortgage Notes and cash flow from the operations of Wynn Las Vegas.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•

First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and any debt or equity contributions from Wynn Resorts or proceeds of additional debt financing at Wynn Las Vegas;

•

Second, by using any proceeds from the First Mortgage Notes (including any additional First Mortgage Notes that may be issued in the future), and the proceeds of borrowings under the Wynn Las Vegas Credit Facilities, until exhaustion of the First Mortgage Notes proceeds (which we expect will be fully used in the second quarter of 2007), with amounts funded 66.67% from notes proceeds and 33.33% from the Wynn Las Vegas Credit Facilities;

•	Third, by using proceeds of additional borrowings under the Wynn Las Vegas Credit Facilities; and

•	Fourth, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $172.2 million of capital expenditures in 2007, of which we have expended approximately $11 million through March 31, 2007. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Wynn Macau

The first phase of Wynn Macau was completed, and the casino resort opened, on September 6, 2006. The construction of the second phase is progressing and is scheduled to open in the third quarter of 2007. The overall Wynn Macau project remains within budget and the second phase is progressing according to the expected timeframe.

The current total project budget for Wynn Macau, including the second phase but excluding Wynn Diamond Suites and related amenities, is approximately $1.2 billion. Under the Amended and Restated Construction Contract, the general contractor is responsible for both the construction and design of the project (other than certain limited portions to be designed by one of our subsidiaries) based on an existing scope of work and design specifications for both the first and second phase as provided by us, for a guaranteed maximum price of approximately $484 million (including the contractors’ fee and contingency).

As of March 31, 2007, the Company has incurred approximately $935.1 million of the total project budget (excluding Wynn Diamond Suites) of approximately $1.2 billion.

Financing Activities

Wynn Las Vegas and Encore

As of March 31, 2007, our Credit Facilities consist of a $900 million revolving credit facility (the “Revolver”) and $225 million term loan facility (the “Term Loan”).

For borrowings under the Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of this Term Loan. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

As of March 31, 2007, there are no amounts outstanding under the Revolver. Consequently, $900 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1.0% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The $900 million Revolver will terminate and be payable in full on August 15, 2011. The Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

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

In April 2007, the Company amended the Wynn Las Vegas Credit Facilities to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for Encore, from the Completion Guaranty Deposit, ($24.6 million at March 31, 2007), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million at March 31, 2007), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 Million Note Payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Wynn Macau

Wynn Macau, S.A.’s senior secured credit facility of $764 million includes $729.7 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$19 million). As of March 31, 2007, we had borrowed approximately $515.7 million under the Wynn Macau, S.A. senior secured credit facility.

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

Contractual Obligation and Off Balance Sheet Arrangements

There have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The other Credit Facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to these policies for the three months ended March 31, 2007, other than as related to the allowance for estimated doubtful accounts receivable and income taxes as noted below.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. However, the issuance of credit at Wynn Macau is less prominent when compared to Wynn Las Vegas. We maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers issued at Wynn Las Vegas are generally legally enforceable instruments in the United States, and United States assets of foreign customers may be used to satisfy judgments entered in the United States.

The enforceability of markers and other forms of credit related to gaming debt outside of the United States varies from country to country. Some foreign countries do not recognize the enforceability of gaming related debt, or make enforcement particularly burdensome. We closely consider the likelihood and difficulty of enforceability, among other factors, when issuing credit to customers who are not residents of the United States. In addition to our internal credit and collection departments, located in both Las Vegas and Macau, we have a network of legal, accounting and collection professionals to assist us in our determinations regarding enforceability and our overall collection efforts.

As of March 31, 2007 and December 31, 2006, approximately 62% and 59% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	March 31, 2007	December 31, 2006
Casino accounts receivable	$140,043	$148,929
Allowance for doubtful casino accounts receivable	42,588	35,183
Allowance as a percentage of casino accounts receivable	30.4%	23.6%
Percentage of casino accounts receivable outstanding over 180 days	20.3%	13.9%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to seasonality and the aging of customer accounts in the ordinary course as our operations mature. To date, our write-offs have been de minimis. While collection efforts remain active, it is our current policy to fully reserve all accounts over one year old. Our reserve methodology is applied consistently to credit extended at both Wynn Las Vegas and Wynn Macau. As of March 31, 2007 and December 31, 2006, approximately 20% and 10% respectively, of our outstanding casino account receivable balances originated at Wynn Macau.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts expense may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy or legal system occur.

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions where the Company operates. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which the Company adopted on January 1, 2007. The Interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result, the Company’s income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5.

FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” is consistent with how that term is used in SFAS No. 109 (i.e. likelihood of occurrence is greater than 50%).

A tax position failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, the tax position is required to be derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company recognized no amounts for interest or penalties. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate our actual resolution of tax positions.

Recently Issued Accounting Standards

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

Wynn Las Vegas

As of March 31, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new term loan facility at approximately 5.7%, changes in fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Wynn Macau

As of March 31, 2007, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under Wynn Macau S.A.’s $749 million senior term loan facility. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.1 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

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

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values of our interest rate swap arrangements (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of March 31, 2007 and December 31, 2006 (all amounts in thousands):

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swap	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
March 31, 2007	$3,790	$(943)	$2,847
December 31, 2006	$4,789	$(1,467)	$3,322

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

Interest Rate Sensitivity

As of March 31, 2007, approximately 89% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by $2.4 million.

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

If the Hong Kong dollar and the Macau pataca are not linked to the U.S. dollar in the future, severe fluctuations in the exchange rate for these currencies may result. We do not enter into hedge transactions or derivative instruments to hedge against this potential exposure. We cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

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

Part II - OTHER INFORMATION

Item IA. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to those risk factors during the three months ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We have not regularly declared or paid cash dividends on shares of our common stock.

Wynn Resorts, Limited is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Resorts, Limited subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts, Limited. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; provided that the Wynn Macau, S.A. loan documents permit distribution of the net proceeds from the sale of the subconcession right in September 2006.

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

Dated: May 10, 2007

By:	/S/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer (Principal Financial Officer)