Form 10-Q
period 2007-06-30
WYNN RESORTS LTD
filed 2007-08-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common stock, $0.01 par value	109,912,140

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$838,539	$789,407
Restricted cash and investments	10,288	58,598
Receivables, net	124,969	140,232
Inventories	65,418	64,368
Deferred income taxes	17,955	13,727
Prepaid expenses and other	34,550	30,759

Total current assets	1,091,719	1,097,091
Restricted cash and investments	30,312	178,788
Property and equipment, net	3,456,380	3,157,622
Intangibles, net	62,551	65,135
Deferred financing costs	82,523	74,871
Deposits and other assets	128,756	80,692
Investment in unconsolidated affiliates	5,262	5,981

Total assets	$4,857,503	$4,660,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,505	$6,115
Current portion of land concession obligation	5,587	7,433
Accounts and construction payable	155,150	115,612
Income taxes payable	78,670	87,164
Accrued interest	15,611	15,495
Accrued compensation and benefits	65,547	71,537
Gaming taxes payable	52,186	46,403
Other accrued expenses	13,795	13,926
Customer deposits and other liabilities	114,467	131,702
Construction retention	17,298	15,700

Total current liabilities	521,816	511,087
Long-term debt	2,473,889	2,380,537
Other long-term liabilities	18,743	5,214
Long-term land concession obligation	8,915	11,809
Deferred income taxes	133,969	97,064
Construction retention	21,961	8,884

Total liabilities	3,179,293	3,014,595

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; no shares issued and outstanding .	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 102,056,781 and 101,887,031 shares issued and 100,745,947 and 101,887,031 outstanding	1,021	1,018
Treasury stock, at cost (1,310,834 shares)	(123,393)	—
Additional paid-in capital	2,036,417	2,022,408
Accumulated other comprehensive loss	(3,998)	(94)
Accumulated deficit	(231,837)	(377,747)

Total stockholders’ equity	1,678,210	1,645,585

Total liabilities and stockholders’ equity	$4,857,503	$4,660,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Casino	$491,825	$113,527	$949,017	$240,041
Rooms	87,797	69,222	173,088	137,399
Food and beverage	92,226	77,686	180,109	152,320
Entertainment, retail and other	62,661	49,389	114,866	98,346

Gross revenues	734,509	309,824	1,417,080	628,106
Less: promotional allowances	(46,968)	(36,454)	(94,222)	(77,511)

Net revenues	687,541	273,370	1,322,858	550,595

Operating costs and expenses:
Casino	289,668	57,920	554,393	121,156
Rooms	21,365	18,140	42,341	35,125
Food and beverage	54,953	49,423	109,208	94,182
Entertainment, retail and other	41,446	34,112	76,547	66,626
General and administrative	74,294	49,011	152,460	95,976
Provision for doubtful accounts	14,362	3,646	22,103	6,575
Pre-opening costs	889	17,028	2,725	25,974
Depreciation and amortization	51,902	40,542	103,426	82,327
Contract termination fee	—	—	—	5,000
Property charges and other	13,021	2,376	26,290	7,325

Total operating costs and expenses	561,900	272,198	1,089,493	540,266
Equity in income from unconsolidated affiliates	512	511	967	1,086

Operating income	126,153	1,683	234,332	11,415

Other income (expense):
Interest and other income	10,408	9,617	22,508	18,049
Interest expense, net of capitalized interest	(35,460)	(35,307)	(73,133)	(71,250)
Increase in swap fair value	2,334	4,246	1,859	10,591
Loss from extinguishment of debt	—	—	(157)	—

Other income (expense), net	(22,718)	(21,444)	(48,923)	(42,610)

Income (loss) before income taxes	103,435	(19,761)	185,409	(31,195)
Provision for income taxes	(13,885)	(309)	(37,454)	(309)

Net income (loss)	$89,550	$(20,070)	$147,955	$(31,504)

Basic and diluted income (loss) per common share:
Net income (loss):
Basic	$0.88	$(0.20)	$1.46	$(0.32)
Diluted	$0.82	$(0.20)	$1.36	$(0.32)
Weighted average common shares outstanding:
Basic	101,214	99,830	101,307	99,286
Diluted	112,111	99,830	112,237	99,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$147,955	$(31,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,426	82,327
Deferred income taxes	36,641	—
Stock-based compensation	9,341	7,802
Amortization and writeoffs of deferred financing costs, and other	10,183	7,466
Loss on extinguishment of debt	157	—
Provision for doubtful accounts	22,103	6,575
Property charges and other	26,290	7,325
Equity in income of unconsolidated affiliates, net of distributions	719	(123)
Increase in swap fair value	(1,859)	(10,591)
Increase (decrease) in cash from changes in:
Receivables, net	(2,619)	16,121
Inventories and prepaid expenses and other	(7,338)	(11,547)
Accounts payable and accrued expenses	(7,818)	(32,393)

Net cash provided by operating activities	337,181	41,458

Cash flows from investing activities:
Capital expenditures, net of construction payables	(379,562)	(225,584)
Restricted cash and investments	196,786	(11,994)
Purchase of intangibles and other assets	(58,753)	(73,527)
Proceeds from sale of equipment	1,632	—

Net cash used in investing activities	(239,897)	(311,105)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,262	4,788
Proceeds from issuance of long-term debt	220,576	227,279
Principal payments of long-term debt	(128,691)	(13,032)
Purchase of treasury stock	(123,393)	—
Payments on long-term land concession obligation	(4,659)	(4,397)
Payments of deferred financing costs	(14,343)	(328)

Net cash provided by (used in) financing activities	(46,248)	214,310

Effect of exchange rate on cash	(1,904)	—
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	49,132	(55,337)
Balance, beginning of period	789,407	434,289

Balance, end of period	$838,539	$378,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”), was formed in June 2002 and completed an initial public offering of its common stock on October 25, 2002. Wynn Resorts’ predecessor, Valvino Lamore, LLC (“Valvino”), was formed on April 21, 2000 as a Nevada limited liability company to purchase the Desert Inn Resort and Casino for the site of the Company’s first casino resort in Las Vegas, Nevada, hereinafter referred to as “Wynn Las Vegas”.

In June 2002, Valvino’s indirect subsidiary, Wynn Resorts (Macau), S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. Wynn Macau, S.A.’s first casino resort in Macau is hereinafter referred to as “Wynn Macau”.

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing “Encore at Wynn Las Vegas” or “Encore” and continues development of the second phase of Wynn Macau, as well as the Diamond Suites hotel tower at Wynn Macau. Encore will be fully integrated with Wynn Las Vegas and is being constructed on 20 acres of land immediately adjacent to Wynn Las Vegas. Encore is expected to open to the public in early 2009. The second phase of Wynn Macau will be fully integrated into the first phase and is being constructed on the five remaining acres of the 16 acres of land for Wynn Macau. Wynn Macau intends to open approximately 20,000 square feet of additional gaming space and one restaurant in the expansion area in the third quarter of 2007. Further expansion areas are expected to open by Chinese New Year, 2008.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

casino customers following investigations of creditworthiness. At June 30, 2007 and December 31, 2006, approximately 63% and 59%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, certain commissions and points earned in customer loyalty programs, such as the players club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Rooms	$7,808	$5,916	$14,846	$12,044
Food & Beverage	16,069	13,385	33,354	29,232
Entertainment, retail and other	1,611	2,126	3,999	4,756

Total	$25,488	$21,427	$52,199	$46,032

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

are included in general and administrative expenses. For the three months ended June 30, 2007 and 2006, advertising costs totaled approximately $5.7 million and $6.1 million, respectively. For the six months ended June 30, 2007 and 2006, advertising costs totaled approximately $13.6 million and $11.6 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement was effective January 1, 2007. The Company recorded a $2 million cumulative effect adjustment to accumulated deficit in the first quarter of 2007 as a result of the adoption of FIN 48. See Note 15 for additional information.

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

3. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”) and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) which were called for redemption in July 2007 (see Note 8).

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding (used in calculation of basic earnings per share)	101,214	99,830	101,307	99,286
Potential dilution from the assumed exercise of stock options, non-vested stock, and the Debentures	10,897	—	10,930	—

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	112,111	99,830	112,237	99,286

The calculation of diluted EPS for the three months and six months ended June 30, 2007 also includes an addition to net income of $2.3 million and $4.6 million, respectively, to reflect the interest expense, net of related tax effects that would not have been incurred on the Debentures, if converted.

For the three months and six months ended June 30, 2006, the Company incurred a net loss. As a result, basic EPS is equal to diluted EPS for those periods. The calculation of diluted EPS for the six months ended June 30, 2006 excludes the following anti-dilutive securities: 3,329,750 shares issuable upon exercise of stock options, 270,000 shares under nonvested stock grants and 9,768,948 shares issuable upon conversion of the Debentures.

4. Comprehensive Income (loss)

Comprehensive income (loss) for the three months and six months ended June 30, 2007 and June 30, 2006 consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$89,550	$(20,070)	$147,955	$(31,504)
Currency translation adjustment	(261)	(229)	(3,904)	(229)

Comprehensive income (loss)	$89,289	$(20,299)	$144,051	$(31,733)

Accumulated other comprehensive loss as of June 30, 2007 and December 31, 2006 consists of cumulative translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2007 and 2006 totaled approximately $82.7 million and $80.1 million, respectively. Interest capitalized for the six months ended June 30, 2007 and 2006 totaled approximately $16.1 million and $14.9 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Encore and Wynn Macau that was capitalized as a part of construction in progress for the six months ended June 30, 2007 and 2006 totaled approximately $408,000 and $1 million, respectively.

During the six months ended June 30, 2006, approximately $25.3 million principal amount of the Debentures were converted into 1,100,602 shares of common stock of Wynn Resorts, Limited. Accordingly,

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

long-term debt was reduced by approximately $25.3 million, equity was increased by approximately $24.6 million and deferred financing costs were reduced by approximately $669,000. There were no conversions during the six months ended June 30, 2007.

During the six months ended June 30, 2007 and 2006, capital expenditures excludes approximately a $45.4 million increase and a $1.1 million decrease, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consist of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Casino	$147,695	$148,929
Hotel	24,431	17,292
Other	9,015	9,538

	181,141	175,759
Less: allowance for doubtful accounts	(56,172)	(35,527)

	$124,969	$140,232

7. Property and Equipment, net

Property and equipment, net consist of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Land and improvements	$615,776	$603,290
Buildings and improvements	1,571,566	1,553,447
Airplanes	57,639	57,582
Furniture, fixtures and equipment	810,108	788,375
Leasehold interest in land	66,866	67,187
Construction in progress	677,968	345,377

	3,799,923	3,415,258
Less: accumulated depreciation	(343,543)	(257,636)

	$3,456,380	$3,157,622

As of June 30, 2007 and December 31, 2006, construction in progress includes interest and other costs capitalized in conjunction with Encore and the second phase of Wynn Macau.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$1 billion Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	100,000	—
6% Convertible Subordinated Debentures, due July 15, 2015	224,128	224,128
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	—	88,892
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; Interest at LIBOR plus 1.875%	225,000	225,000
$550 million Macau Senior Term Loan Facility (as amended June 2007); due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	549,193	496,729
$44.75 million Note Payable; due March 31, 2010; interest at LIBOR plus 2.375%	—	38,510
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	41,650	—
$32.5 million Term Loan; due August 10, 2012; interest at LIBOR plus 1.15%	24,428	—
Note Payable - Aircraft; interest at 5.67%	12,902	13,274
Other	93	119

	2,477,394	2,386,652
Current portion of long-term debt	(3,505)	(6,115)

	$2,473,889	$2,380,537

$1 Billion Term Loan

On June 21, 2007, the Company entered into a $1 billion term loan facility (“Term Loan”). Borrowings under the Term Loan are available in the form of a delayed-draw term loan facility available through December 31, 2007, with the option to increase the facility to $1.25 billion if certain conditions are met. The Term Loan will mature and be payable on June 21, 2010. The Company may use the Term Loan to fund (a) the Company’s equity repurchase program announced on June 7, 2007, (b) up to $150 million in swing line (overnight) borrowings and (c) up to $350 million for general corporate purposes.

Loans under the Term Loan will accrue interest, at the election of the Company, at either the London Interbank Offer Rate (“LIBOR”) or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans shall be payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months or longer. Base Rate loans are expected to bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans will be payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if Wynn Resorts, Limited and Wynn Macau’s combined net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if such net liquidity is less than $400 million. The Company will pay 112.5 bps per annum of the actual daily amount by which the actual Term Loan commitment exceeds the outstanding amount of the Term Loan.

Redemption of 6% Convertible Subordinated Debentures due July 15, 2015

On June 15, 2007, the Company announced that it had called for redemption on July 20, 2007, all of the outstanding principal amount of its 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Prior

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to redemption, in July 2007 all of the holders converted their Debentures into shares of the Company’s common stock at a conversion price of $23 per share (a conversion rate of approximately 43.4782 shares per $1,000 principal amount of Debentures). Cash was paid in lieu of fractional shares. As a result, in July 2007 $224.1 million principal amount of the debentures were converted into 9,744,680 shares of the Company’s common stock. Accordingly, in July 2007 long-term debt was reduced by $224.1 million, equity was increased by $218.9 million, and deferred financing costs were reduced by approximately $5.2 million.

Wynn Las Vegas Credit Facilities

In April 2007, the Company amended the Wynn Las Vegas $900 million Revolving Credit Facility and its $225 million Term Loan Facility (together the “Wynn Las Vegas Credit Facilities,” or the “Credit Facilities”) to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for the completion of Encore, from the Completion Guaranty Deposit Account, ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price construction contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the 6 5/8% First Mortgage Notes due December 1, 2014 (the “First Mortgage Notes”).

Wynn Macau Credit Facilities

On June 27, 2007, Wynn Macau amended its credit facilities dated September 14, 2005 and entered into related amendments and agreements with a syndicate of lenders. The amended agreements took effect on June 29, 2007 and expand availability under Wynn Macau’s existing senior bank facility from US $764 million to US $1.550 billion, including a US $550 million equivalent in fully-funded senior term loan facilities, and a US $1 billion senior revolving credit facility. Wynn Macau also has the ability to upsize the total facilities by an additional US $50 million pursuant to the terms and provisions of the agreements. All of the senior credit facilities described above are collectively referred to herein as the “senior secured credit facilities”.

The term loan facilities mature in June 2014, and the revolving credit facility matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the senior secured credit facilities will bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin of 1.75%.

As part of the amendment to the Macau senior secured credit facilities, Wynn Resorts, Limited’s remaining support obligations to Wynn Macau and the US $30 million in contingent equity previously provided by the Company has been released.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$32.5 Million Term Loan for Aircraft

On May 10, 2007, World Travel G-IV, a subsidiary of Wynn Resorts, entered into a term loan credit facility to finance the purchase of an aircraft. The Company may borrow up to $32.5 million under this term loan facility of which approximately $25 million has been drawn through June 30, 2007. The loan bears interest at LIBOR plus 1.15% and will mature on August 10, 2012. Principle and interest payments will be made quarterly beginning July 1, 2007. Principle payments will be approximately $542,000 with a balloon payment of $21.1 million due at maturity.

Debt Covenant Compliance

As of June 30, 2007, the Company was in compliance with all covenants governing the Company’s debt facilities.

9. Related Party Transactions

Amounts Due to Officers, net

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of corporate aircraft and household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2007 and December 31, 2006, Mr. Wynn and the other officers had a credit balance with the Company of approximately $350,000 and $315,000, respectively.

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

10. Property Charges and Other

Property charges and other for the three months ended June 30, 2007 and 2006 were $13 million and $2.4 million, respectively. Property charges and other for the six months ended June 30, 2007 and 2006 were $26.3 million and $7.3 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the six months ended June 30, 2007 includes a $10.2 million charge at Wynn Macau for the abandonment of costs related to portions of the main kitchen, warehouse, and restaurants to enable the main casino to be connected with the expansion and a $10 million charge related to the abandonment of a parking garage at Wynn Macau. In January 2007, the Company decided to abandon this parking garage to make room for the Wynn Diamond Suites expansion. The remaining property charges were related to the renovations to portions of the Le Rêve Theatre at Wynn Las Vegas and the remodeling of certain areas at Wynn Macau.

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

The following table represents the historical asset (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of June 30, 2007 and December 31, 2006. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Asset / (Liability) Fair Value at: (amounts in thousands)	Wynn Las Vegas Interest Rate Swap	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
June 30, 2007	$4,201	$980	$5,181
December 31, 2006	$4,789	$(1,467)	$3,322

Wynn Las Vegas Swap

The Company currently has one $200 million notional amount interest rate swap to essentially fix the interest rate on $200 million of the $225 million of Term Loan borrowings. Pursuant to the terms of this interest

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

rate swap, the Company pays a fixed rate of 3.793% on the $200 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at approximately 5.7% on $200 million of the outstanding $225 million term loan. This swap terminates in December 2008.

Wynn Macau Swaps

The Company entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s senior term loan facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.1 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. Both swap agreements terminate on November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on approximately 100% of the US dollar and approximately 35% of the Hong Kong dollar borrowings under the senior bank facility at approximately 6.59% and 6.52%, respectively.

12. Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Casino	$1,253	$653	$2,522	$1,304
Rooms	188	158	358	299
Food & beverage	276	268	562	539
Entertainment, retail and other	79	78	158	138
General and administrative	3,085	2,286	5,741	4,594
Pre-opening	—	440	—	928

Total stock-based compensation expense	4,881	3,883	9,341	7,802
Total stock-based compensation capitalized	196	501	408	1,040

Total stock-based compensation costs	$5,077	$4,384	$9,749	$8,842

13. Equity Repurchase Program

On June 7, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its Debentures. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of June 30, 2007, the Company had repurchased 1,310,834 shares of the Company’s common stock through open market purchases for a net cost of $123.4 million, at an average cost of $94.13 per share.

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

The project budget for Encore is currently estimated at approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on the Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from the Company’s existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, the Company and Tutor executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. Through June 30, 2007, the Company incurred approximately $567 million of project costs related to the development and construction of Encore and related capital improvements.

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

The Company also deposited $30 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas. All funds in this account were released as a result of the April 2007 amendment to the Credit Facilities.

These released funds are expected to be applied to construction costs to be incurred in connection with Encore.

Wynn Macau

Construction and Development. The Company began construction on Wynn Macau in June 2004, under a guaranteed maximum price construction contract (“the Construction Contract”) between Wynn Macau, S.A. and

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the Construction Contract was amended and restated to include the second phase of Wynn Macau. Wynn Macau opened to the public on September 6, 2006. The Company intends to open approximately 20,000 square feet of additional gaming space and one restaurant in the second phase in the third quarter of 2007. Further expansion areas are expected to open by Chinese New Year, 2008.

In addition, the Company continues to develop the plans for a further expansion of Wynn Macau, the Wynn Diamond Suites, which was first announced in November 2006. This further expansion will add a second fully-integrated resort hotel named “Wynn Diamond Suites” to Wynn Macau, with approximately 400 luxury suites and villas, along with restaurants, additional retail space and additional VIP gaming space. In July 2007, Wynn Resorts (Macau), S.A. issued a notice to proceed to the general contractor with respect to approximately $347.8 million of construction costs relating to the construction of Wynn Diamond Suites. While the complete project budget is still being finalized, the Company expects total costs to be in the range of $550 to $600 million. The Company expects Wynn Diamond Suites to open to the public in the first half of 2010.

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

Through June 30, 2007, the Company had incurred approximately $1 billion of the approximate total $1.2 billion of budgeted project costs for Wynn Macau (excluding Wynn Diamond Suites).

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

Litigation

The Company does not have any material litigation as of June 30, 2007.

15. Income Taxes

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

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company has recognized a total liability for unrecognized tax benefits of approximately $45.4 million, $2 million of which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit as a cumulative effect adjustment. Approximately $2 million of such unrecognized tax benefit would, if recognized, impact the effective tax rate.

For the six months ended June 30, 2007, the total liability increased by approximately $1.7 million. If incurred, the Company would recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the three and six months ended June 30, 2007 and the year ended December 31, 2006, the Company recognized no amounts for interest or penalties.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. As of June 30, 2007, the Company has filed domestic income tax returns for the years 2002 to 2005 and foreign income tax returns for 2002 to 2006. The Company’s 2002 to 2005 domestic income tax returns remain subject to examination by the IRS and the Company’s 2002 to 2006 Macau income tax returns remain subject to examination by the Macau Finance Bureau.

There was no domestic tax provision/benefit recorded for the three and six months ended June 30, 2006 because of the Company’s domestic net operating loss carryforwards. There is no current domestic provision for the three and six months ended June 30, 2007, because of the Company’s domestic net operating loss carryforwards. The Company has recorded a provision for income taxes as follows (amounts in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Current - Foreign	$813	$813
Deferred - Federal	12,459	35,128
Deferred - Foreign	613	1,513

Provision for federal income taxes	$13,885	$37,454

The Company’s effective tax rate for the three and six months ended June 30, 2007 of 13% and 20%, respectively, is lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that the Company considers permanently invested abroad, the lower foreign income tax rates applicable to its foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A. as described below.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $12.5 million in such taxes for the six months ended June 30, 2007. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau’s first phase opened on September 6, 2006. The Company’s total assets by segment are as follows (amounts in thousands):

	June 30, 2007	December 31, 2006
Total assets
Wynn Las Vegas (including Encore)	$3,053,571	$3,037,509
Wynn Macau	1,649,364	1,500,088
Corporate and other	154,568	122,583

Total consolidated assets	$4,857,503	$4,660,180

The Company’s segmented information on its results of operations is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues (1)
Wynn Las Vegas	$335,053	$273,370	$665,788	$550,595
Wynn Macau	352,488	—	657,070	—

Total	$687,541	$273,370	$1,322,858	$550,595

Adjusted Property EBITDA (1, 2)
Wynn Las Vegas	$115,300	$73,162	$226,527	$154,285
Wynn Macau	92,657	—	171,667	—

Total	207,957	73,162	398,194	154,285

Other operating costs and expenses
Pre-opening costs	889	17,028	2,725	25,974
Depreciation and amortization	51,902	40,542	103,426	82,327
Property charges and other	13,021	2,376	26,290	7,325
Contract termination fee	—	—	—	5,000
Corporate expenses and other	15,992	11,533	31,421	22,244

Total	81,804	71,479	163,862	142,870

Operating income	126,153	1,683	234,332	11,415

Non-operating costs and Expenses
Interest and other income	10,408	9,617	22,508	18,049
Interest expense, net	(35,460)	(35,307)	(73,133)	(71,250)
Increase in swap fair value	2,334	4,246	1,859	10,591
Loss from extinguishment of debt	—	—	(157)	—

Total	(22,718)	(21,444)	(48,923)	(42,610)

Income (loss) before provision for income taxes	103,435	(19,761)	185,409	(31,195)
Provision for income taxes	(13,885)	(309)	(37,454)	(309)

Net income (loss)	$89,550	$(20,070)	$147,955	$(31,504)

(1)	Prior to its opening on September 6, 2006, Wynn Macau was in the development stage. Therefore, Wynn Macau has no revenues or Adjusted EBITDA for the three and six months ended June 30, 2006.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, contract termination fee, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted Property EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

17. Consolidating Financial Information of Guarantors and Issuers

The following condensed consolidating financial statement information is related to Wynn Resorts (the “Parent”), which is the issuer of the Debentures, Wynn Resorts Funding, LLC, a subsidiary of the Parent that guarantees the Debentures (the “Convertible Debentures Guarantor”), and non-guarantor subsidiaries as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$46,355	$—	$792,184	$—	$838,539
Restricted cash and investments	—	—	10,288	—	10,288
Receivables, net	261	6	124,702	—	124,969
Inventories	—	—	65,418	—	65,418
Deferred income taxes	17,940	—	15	—	17,955
Prepaid expenses and other	488	—	34,062	—	34,550

Total current assets	65,044	6	1,026,669	—	1,091,719
Restricted cash and investments	—	—	30,312	—	30,312
Property and equipment, net	764	—	3,455,616	—	3,456,380
Intangibles, net	—	—	62,551	—	62,551
Deferred financing costs .	6,644	—	75,879	—	82,523
Deposits and other assets .	31,279	—	97,477	—	128,756
Investment in unconsolidated affiliates	2,195,838	—	5,262	(2,195,838)	5,262
Intercompany balances	(138,962)	45,168	93,794	—	—

Total assets	$2,160,607	$45,174	$4,847,560	$(2,195,838)	$4,857,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3,505	$—	$3,505
Current portion of land concession obligation	—	—	5,587	—	5,587
Accounts and construction payable	1,378	—	153,772	—	155,150
Income taxes payable	—	—	78,670	—	78,670
Accrued interest	6,307	—	9,304	—	15,611
Accrued compensation and benefits .	10,246	—	55,301	—	65,547
Gaming taxes payable	—	—	52,186	—	52,186
Other accrued expenses	1,145	—	12,650	—	13,795
Customer deposits and other liabilities	—	—	114,467	—	114,467
Construction retention	—	—	17,298	—	17,298

Total current liabilities	19,076	—	502,740	—	521,816
Long-term debt	324,128	—	2,149,761	—	2,473,889
Other long-term liabilities	3,194	—	15,549	—	18,743
Long-term land concession obligation	—	—	8,915	—	8,915
Deferred income taxes	135,999	—	(2,030)	—	133,969
Construction retention	—	—	21,961	—	21,961

Total liabilities	482,397	—	2,696,896	—	3,179,293

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,021	—	—	—	1,021
Treasury stock	(123,393)	—	—	—	(123,393)
Additional paid-in capital	2,036,417	44,028	1,638,869	(1,682,897)	2,036,417
Accumulated other comprehensive loss	(3,998)	—	(3,998)	3,998	(3,998)
Accumulated earnings (deficit)	(231,837)	1,146	515,793	(516,939)	(231,837)

Total stockholders’ equity	1,678,210	45,174	2,150,664	(2,195,838)	1,678,210

Total liabilities and stockholders’ equity	$2,160,607	$45,174	$4,847,560	$(2,195,838)	$4,857,503

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$54,742	$—	$734,665	$—	$789,407
Restricted cash and investments	—	905	57,693	—	58,598
Receivables, net	—	—	140,232	—	140,232
Inventories	—	—	64,368	—	64,368
Deferred income taxes	13,727	—	—	—	13,727
Prepaid expenses and other	844	—	29,915	—	30,759

Total current assets	69,313	905	1,026,873	—	1,097,091
Restricted cash and investments	161	—	178,627	—	178,788
Property and equipment, net	791	—	3,156,831	—	3,157,622
Intangibles, net	—	—	65,135	—	65,135
Deferred financing costs	5,577	—	69,294	—	74,871
Deposits and other assets	13,913	—	66,779	—	80,692
Investment in unconsolidated affiliates	2,021,156	—	5,981	(2,021,156)	5,981
Intercompany balances	(120,342)	44,232	76,110	—	—

Total assets	$1,990,569	$45,137	$4,645,630	$(2,021,156)	$4,660,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$6,115	$—	$6,115
Current portion of land concession obligation	—	—	7,433	—	7,433
Accounts and construction payable	—	—	115,612	—	115,612
Income taxes payable	—	—	87,164	—	87,164
Accrued interest	6,149	—	9,346	—	15,495
Accrued compensation and benefits	14,553	—	56,984	—	71,537
Gaming taxes payable	—	—	46,403	—	46,403
Other accrued expenses	811	—	13,115	—	13,926
Customer deposits and other liabilities	—	—	131,702	—	131,702
Construction retention	—	—	15,700	—	15,700

Total current liabilities	21,513	—	489,574	—	511,087
Long-term debt	224,128	—	2,156,409	—	2,380,537
Other long-term liabilities	2,685	—	2,529	—	5,214
Long-term land concession obligation	—	—	11,809	—	11,809
Deferred income taxes	96,658	—	406	—	97,064
Construction retention	—	—	8,884	—	8,884

Total liabilities	344,984	—	2,669,611	—	3,014,595

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	1,018	—	—	—	1,018
Additional paid-in capital	2,022,408	44,028	1,632,998	(1,677,026)	2,022,408
Accumulated other comprehensive loss	(94)	—	(94)	94	(94)
Accumulated earnings (deficit)	(377,747)	1,109	343,115	(344,224)	(377,747)

Total stockholders’ equity	1,645,585	45,137	1,976,019	(2,021,156)	1,645,585

Total liabilities and stockholders’ equity	$1,990,569	$45,137	$4,645,630	$(2,021,156)	$4,660,180

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$491,825	$—	$491,825
Rooms	—	—	87,797	—	87,797
Food and beverage	—	—	92,226	—	92,226
Entertainment, retail and other	9,519	—	62,661	(9,519)	62,661

Gross revenues	9,519	—	734,509	(9,519)	734,509
Less: promotional allowances	—	—	(46,968)	—	(46,968)

Net revenues	9,519	—	687,541	(9,519)	687,541

Operating costs and expenses:
Casino	—	—	289,668	—	289,668
Rooms	—	—	21,365	—	21,365
Food and beverage	—	—	54,953	—	54,953
Entertainment, retail and other	—	—	41,446	—	41,446
General and administrative	(31)	—	83,844	(9,519)	74,294
Provision for doubtful accounts	(11)	—	14,373	—	14,362
Pre-opening costs	—	—	889	—	889
Depreciation and amortization	32	—	51,870	—	51,902
Property charges and other	—	—	13,021	—	13,021

Total operating costs and expenses	(10)	—	571,429	(9,519)	561,900
Equity in income from unconsolidated affiliates	97,301	—	512	(97,301)	512

Operating income	106,830	—	116,624	(97,301)	126,153

Other income (expense):
Interest income	430	2	11,482	(1,506)	10,408
Interest expense, net of capitalized interest	(5,251)	—	(31,715)	1,506	(35,460)
Increase in swap fair value	—	—	2,334	—	2,334

Other income (expense), net	(4,821)	2	(17,899)	—	(22,718)

Income before income taxes	102,009	2	98,725	(97,301)	103,435
Provision for income taxes	(12,459)	—	(1,426)	—	(13,885)

Net income	$89,550	$2	$97,299	$(97,301)	$89,550

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

THREE MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$113,527	$—	$113,527
Rooms	—	—	69,222	—	69,222
Food and beverage	—	—	77,686	—	77,686
Entertainment, retail and other	5,626	—	49,389	(5,626)	49,389

Gross revenues	5,626	—	309,824	(5,626)	309,824
Less: promotional allowances	—	—	(36,454)	—	(36,454)

Net revenues	5,626	—	273,370	(5,626)	273,370

Operating costs and expenses:
Casino	—	—	57,920	—	57,920
Rooms	—	—	18,140	—	18,140
Food and beverage	—	—	49,423	—	49,423
Entertainment, retail and other	—	—	34,112	—	34,112
General and administrative	5,557	4	49,076	(5,626)	49,011
Provision for doubtful accounts	(6)	—	3,652	—	3,646
Pre-opening costs	—	—	17,028	—	17,028
Depreciation and amortization	19	—	40,523	—	40,542
Property charges and other	—	—	2,376	—	2,376

Total operating costs and expenses	5,570	4	272,250	(5,626)	272,198

Equity in income (loss) from unconsolidated affiliates	(24,274)	—	511	24,274	511

Operating income (loss)	(24,218)	(4)	1,631	24,274	1,683

Other income (expense):
Interest income	9,354	16	7,327	(7,080)	9,617
Interest expense, net of capitalized interest	(5,206)	—	(37,181)	7,080	(35,307)
Increase in swap fair value	—	—	4,246	—	4,246

Other income (expense), net	4,148	16	(25,608)	—	(21,444)

Income (loss) before income taxes	(20,070)	12	(23,977)	24,274	(19,761)
Provision for income taxes	—	—	(309)	—	(309)

Net Income (loss)	$(20,070)	$12	$(24,286)	$24,274	$(20,070)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$949,017	$—	$949,017
Rooms	—	—	173,088	—	173,088
Food and beverage	—	—	180,109	—	180,109
Entertainment, retail and other	18,316	—	114,866	(18,316)	114,866

Gross revenues	18,316	—	1,417,080	(18,316)	1,417,080
Less: promotional allowances	—	—	(94,222)	—	(94,222)

Net revenues	18,316	—	1,322,858	(18,316)	1,322,858

Operating costs and expenses:
Casino	—	—	554,393	—	554,393
Rooms	—	—	42,341	—	42,341
Food and beverage	—	—	109,208	—	109,208
Entertainment, retail and other	—	—	76,547	—	76,547
General and administrative	(28)	—	170,804	(18,316)	152,460
Provision for doubtful accounts	(28)	—	22,131	—	22,103
Pre-opening costs	—	—	2,725	—	2,725
Depreciation and amortization	60	—	103,366	—	103,426
Property charges and other	500	—	25,790	—	26,290

Total operating costs and expenses	504	—	1,107,305	(18,316)	1,089,493

Equity in income from unconsolidated affiliates	174,251	—	967	(174,251)	967

Operating income	192,063	—	216,520	(174,251)	234,332

Other income (expense):
Interest income	1,351	37	24,132	(3,012)	22,508
Interest expense, net of capitalized interest	(10,331)	—	(65,814)	3,012	(73,133)
Increase in swap fair value	—	—	1,859	—	1,859
Loss from extinguishment of debt	—	—	(157)	—	(157)

Other income (expense), net	(8,980)	37	(39,980)	—	(48,923)

Income before income taxes	183,083	37	176,540	(174,251)	185,409
Provision for income taxes	(35,128)	—	(2,326)	—	(37,454)

Net income	$147,955	$37	$174,214	$(174,251)	$147,955

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Operating revenues:
Casino	$—	$—	$240,041	$—	$240,041
Rooms	—	—	137,399	—	137,399
Food and beverage	—	—	152,320	—	152,320
Entertainment, retail and other	11,286	—	98,346	(11,286)	98,346

Gross revenues	11,286	—	628,106	(11,286)	628,106
Less: promotional allowances	—	—	(77,511)	—	(77,511)

Net revenues	11,286	—	550,595	(11,286)	550,595

Operating costs and expenses:
Casino	—	—	121,156	—	121,156
Rooms	—	—	35,125	—	35,125
Food and beverage	—	—	94,182	—	94,182
Entertainment, retail and other	—	—	66,626	—	66,626
General and administrative	11,035	4	96,223	(11,286)	95,976
Provision for doubtful accounts	(23)	—	6,598	—	6,575
Pre-opening costs .	—	—	25,974	—	25,974
Depreciation and amortization	39	—	82,288	—	82,327
Contract termination fee	—	—	5,000	—	5,000
Property charges and other	—	—	7,325	—	7,325

Total operating costs and expenses	11,051	4	540,497	(11,286)	540,266

Equity in income (loss) from unconsolidated affiliates	(38,591)	—	1,086	38,591	1,086

Operating income (loss)	(38,356)	(4)	11,184	38,591	11,415

Other income (expense):
Interest income	17,308	90	13,874	(13,223)	18,049
Interest expense, net of capitalized interest	(10,456)	—	(74,017)	13,223	(71,250)
Increase in swap fair value	—	—	10,591	—	10,591

Other income (expense), net	6,852	90	(49,552)	—	(42,610)

Income (loss) before income taxes	(31,504)	86	(38,368)	38,591	(31,195)
Provision for income taxes	—	—	(309)	—	(309)

Net income (loss)	$(31,504)	$86	$(38,677)	$38,591	$(31,504)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$147,955	$37	$174,214	$(174,251)	$147,955
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60	—	103,366	—	103,426
Deferred income taxes	35,128	—	1,513	—	36,641
Stock-based compensation	3,879	—	5,462	—	9,341
Amortization and writeoff of deferred financing costs and other	340	—	9,843	—	10,183
Loss on extinguishment of debt	—	—	157	—	157
Provision for doubtful accounts	(28)	—	22,131	—	22,103
Property charges and other	—	—	26,290	—	26,290
Equity in (income) loss from unconsolidated affiliates, net of distributions	(174,251)	—	719	174,251	719
Increase in swap fair value	—	—	(1,859)	—	(1,859)
Increase (decrease) in cash from changes in:
Receivables, net	(233)	(6)	(2,380)	—	(2,619)
Inventories and prepaid expenses and other	356	—	(7,694)	—	(7,338)
Accounts payable and accrued expenses	(2,437)	—	(5,381)	—	(7,818)
Due to affiliates	(281)	—	281	—	—

Net cash provided by operating activities	10,488	31	326,662	—	337,181

Cash flows from investing activities:
Capital expenditures, net of construction payables	(33)	—	(379,529)	—	(379,562)
Restricted cash and investments	161	905	195,720	—	196,786
Purchase of intangibles and other assets	(17,366)	—	(41,387)	—	(58,753)
Proceeds from sale of equipment	—	—	1,632	—	1,632
Intercompany balances	18,901	(936)	(17,965)	—	—

Net cash provided by (used in) investing activities	1,663	(31)	(241,529)	—	(239,897)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,262	—	—	—	4,262
Proceeds from issuance of long-term debt	100,000	—	120,576	—	220,576
Principal payments on long-term debt	—	—	(128,691)	—	(128,691)
Purchase of treasury stock	(123,393)	—	—	—	(123,393)
Payments on long-term land concession obligation	—	—	(4,659)	—	(4,659)
Payments of deferred financing costs	(1,407)	—	(12,936)	—	(14,343)

Net cash used in financing activities	(20,538)	—	(25,710)	—	(46,248)

Effect of exchange rate on cash	—	—	(1,904)	—	(1,904)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(8,387)	—	57,519	—	49,132
Balance, beginning of period	54,742	—	734,665	—	789,407

Balance, end of period	$46,355	$—	$792,184	$—	$838,539

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS INFORMATION

SIX MONTHS ENDED JUNE 30, 2006

(amounts in thousands)

(unaudited)

	Parent	Convertible Debentures Guarantor	Non-guarantor Subsidiaries	Eliminating Entries	Total
Cash flows from operating activities:
Net income (loss)	$(31,504)	$86	$(38,677)	$38,591	$(31,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39	—	82,288	—	82,327
Stock-based compensation	3,423	—	4,379	—	7,802
Amortization and writeoff of deferred financing costs and other	651	—	6,815	—	7,466
Provision for doubtful accounts	(23)	—	6,598	—	6,575
Property charges and other	—	—	7,325	—	7,325
Equity in (income) loss from unconsolidated affiliates, net of distributions	38,591	—	(123)	(38,591)	(123)
Increase in swap fair value	—	—	(10,591)	—	(10,591)
Increase (decrease) in cash from changes in:
Receivables, net	47	—	16,074	—	16,121
Inventories and prepaid expenses and other	190	—	(11,737)	—	(11,547)
Accounts payable and accrued expenses	(5,771)	—	(26,622)	—	(32,393)
Due to (from) affiliates	(11,286)	—	11,286	—	—

Net cash provided by (used in) operating activities	(5,643)	86	47,015	—	41,458

Cash flows from investing activities:
Capital expenditures, net of construction payables	(97)	—	(225,487)	—	(225,584)
Restricted cash and investments	(218)	7,410	(19,186)	—	(11,994)
Purchase of intangibles and other assets	(3,660)	—	(69,867)	—	(73,527)
Due to (from) affiliates	8,915	(7,496)	(1,419)	—	—

Net cash provided by (used in) investing activities	4,940	(86)	(315,959)	—	(311,105)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,788	—	—	—	4,788
Proceeds from issuance of long-term debt	—	—	227,279	—	227,279
Principal payments on long-term debt	—	—	(13,032)	—	(13,032)
Payments on long-term land concession obligation	—	—	(4,397)	—	(4,397)
Deferred financing costs	—	—	(328)	—	(328)

Net cash provided by financing activities	4,788	—	209,522	—	214,310

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,085	—	(59,422)	—	(55,337)
Balance, beginning of period	308,013	—	126,276	—	434,289

Balance, end of period	$312,098	$—	$66,854	$—	$378,952

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

Our Resorts

The following table sets forth information about our operating properties as of July 2007:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Number of Table Games	Number of Slots
Wynn Las Vegas	2,716	111,000	146	1,975
Wynn Macau	600	110,000	248	443

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•

Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas (In 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil Five Star and AAA Five Diamond distinctions);

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond and Mobil Five Star award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Graff, Jean-Paul Gaultier, Louis Vuitton and Manolo Blahnik;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Two showrooms, a nightclub and lounge entertainment.

In March 2007, we remodeled the Le Rêve Theatre to enhance the customer experience. The theatre went from 2,087 to 1,606 seats providing additional room for guests and a more intimate experience. The remodel effort lasted approximately 30 days from March 6, 2007 through April 4, 2007, during which time there were no performances of Le Rêve. Also, in March 2007, we commenced performances of “Monty Python’s Spamalot” in our Grail Theatre.

The resort, which is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in early 2009. Our project budget is currently estimated at approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas, which opened March 2007.

Wynn Macau

We opened Wynn Macau on September 6, 2006. Wynn Macau is located on 11 acres of a total site area of 16 acres of land and features:

•	An approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in four restaurants;

•

Approximately 26,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Bulgari, Chanel, Dior, Fendi, Giorgio Armani, Louis Vuitton, Piaget, Prada, Tiffany, and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

Construction and development continues on the second phase. This phase includes additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities. We intend to open approximately 20,000 square feet of additional gaming space and one restaurant at Wynn Macau in this second phase in the third quarter of 2007. The remaining portion of the expansion is expected to open by Chinese New Year, 2008. After the completion of the expansion, Wynn Macau is expected to have a total of approximately 380 table games and 1,200 slot machines.

In July 2007, Wynn Macau S.A. issued a notice to proceed to the general contractor with respect to approximately $347.8 million of construction costs relating to the construction of Wynn Diamond Suites. While the complete project budget is still being finalized, we expect the costs to be in the range of $550 to $600 million. We expect Wynn Diamond Suites to open to the public in the first half of 2010. First announced in November 2006, Wynn Diamond Suites will be fully integrated into Wynn Macau and is expected to have 400 luxury suites and villas.

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

The reliance for our operating cash flow from only two properties exposes us to certain risks that our competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

The three and six months ended June 30, 2007 include the operations of both Wynn Las Vegas and Wynn Macau. In contrast, the three and six months ended June 30, 2006 include a full period for Wynn Las Vegas and no operations for Wynn Macau. The table below presents our net revenues for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues
Wynn Las Vegas	$335,053	$273,370	$665,788	$550,595
Wynn Macau	352,488	—	657,070	—

Total net revenues	$687,541	$273,370	$1,322,858	$550,595

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

Financial results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Revenues

Net revenues for the three months ended June 30, 2007 are comprised of $491.8 million in casino revenues (71.5% of total net revenues) and $195.7 million of net non-casino revenues (28.5% of total net revenues). Net revenues for the second quarter of 2006 were comprised of $113.5 million in casino revenues (41.5% of total net revenues) and $159.9 million of net non-casino revenues (58.5% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR as well as increased the length of casino play.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2007 of approximately $491.8 million represents approximately a $378.3 million (or 333.2%) increase from casino revenues of $113.5 million for the three months ended June 30, 2006. The three months ended June 30, 2007 includes a full quarter of Wynn Macau’s operations; the primary driver of this increase. At Wynn Las Vegas, we experienced a 21% increase in drop for the three months ended June 30, 2007 and the average table games win percentage (before discounts) of 24.2% was slightly above the expected range of 21% to 24%. Table games win percentage was 19.8% for the three months ended June 30, 2006. Slot handle at Wynn Las Vegas increased 7.6% during the three months ended June 30, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%. Wynn Macau’s win percentage for the VIP casino segment of 3.3% was above the expected range of 2.7% to 3%. The average table games win percentage at the general casino at Wynn Macau of 18.4% was within the expected range of 17% to 19%.

For the three months ended June 30, 2007, room revenues were approximately $87.8 million, which represents a $18.6 million (or 26.8%) increase over the $69.2 million generated in the three months ended June 30, 2006. Wynn Macau generated $13.3 million of this increase in room revenue during the three months ended June 30, 2007.

See the table below for key operating measures related to room revenue.

	Three Months Ended June 30,
	2007	2006
Average Daily Rate
Wynn Las Vegas	$311	$293
Wynn Macau	258	N/A
Occupancy
Wynn Las Vegas	97.0%	95.7%
Wynn Macau	86.2%	N/A
REVPAR
Wynn Las Vegas	$301	$280
Wynn Macau	222	N/A

Other non-casino revenues for the three months ended June 30, 2007, included food and beverage revenues of approximately $92.2 million, retail revenues of approximately $29.3 million, entertainment revenues of approximately $18.7 million, and other revenues from outlets such as the spa and salon, of approximately $14.7 million. Other non-gaming revenues for the three months ended June 30, 2006 included food and beverage revenues of approximately $77.7 million, retail revenues of approximately $19.3 million, entertainment revenues of approximately $17.1 million, and other revenues from outlets, including the spa and salon, of approximately $13 million. The additional revenue earned at Wynn Macau during 2007 was the primary contributor to the increase in the food and beverage, retail and other revenues.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2007, departmental expenses included casino expenses of $289.7 million, rooms expenses of $21.4 million, food and beverage expenses of $55 million, and entertainment, retail and other expenses of $41.4 million. Also included are general and administrative expenses of approximately $74.3 million and approximately $14.4 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2006, departmental expenses included casino expenses of $57.9 million, room expenses of $18.1 million, food and beverage expenses of $49.4 million, and entertainment, retail and other expenses of $34.1 million. Also included are general and administrative expenses of approximately $49 million and approximately $3.6 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of the operations of Wynn Macau, including the 39 percent gross win tax on casino revenue, and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

Pre-opening costs

Pre-opening costs for the three months ended June 30, 2007 of $889,000 decreased by $16.1 million when compared to the three months ended June 30, 2006, primarily due to the opening of Wynn Macau. Pre-opening costs incurred during the three months ended June 30, 2007 relate to Encore and the second phase of Wynn Macau. As Encore and the second phase of Wynn Macau progress, pre-opening costs related to these projects will increase as opening approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2007 of $51.9 million increased by $11.4 million when compared to the three months ended June 30, 2006, primarily due to depreciation expense associated with Wynn Macau.

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

Property charges and other

Property charges and other for the three months ended June 30, 2007 of $13 million increased by approximately $10.6 million when compared to the three months ended June 30, 2006. This increase is primarily due a $10.2 million charge at Wynn Macau for the abandonment of costs related to portions of the main kitchen, warehouse, and certain restaurants to enable the main casino to be connected with the expansion.

In response to our evaluation of our properties and the reactions of our guests, we continue to make enhancements to both Wynn Las Vegas and Wynn Macau. Costs of $2.8 million relating to assets retired as a result of these enhancement and remodel efforts for the three months ended June 30, 2007 were expensed as property charges.

Other non-operating costs and expenses

Interest and other income increased by approximately $791,000 to $10.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is due to interest earned on the remaining proceeds from the subconcession sale last September and higher interest rates earned on cash balances compared to 2006.

Interest expense, net of capitalized interest of $9.2 million was $35.5 million for the three months ended June 30, 2007 compared to $35.3 million, net of capitalized interest of $8.2 million, for the three months ended June 30, 2006. This increase is primarily due to our increased debt outstanding year over year.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $2.3 million for the three months ended June 30, 2007 resulting from the increase in the fair value of our interest rate swaps from March 31, 2007 to June 30, 2007. During the three months ended June 30, 2006 we recorded a gain of $4.2 million resulting from the increase in the fair value of interest rate swaps between March 31, 2006 and June 30, 2006. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk”.

Income Taxes

Our effective tax rate of 13% is lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that we consider permanently invested abroad, the lower foreign income tax rates applicable to our foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A., as described below. All of these factors resulted in the Company adjusting its expected annual worldwide effective tax rate to 20% from 29%.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $7.5 million in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Financial results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Revenues

Net revenues for the six months ended June 30, 2007 are comprised of $949 million in casino revenues (71.7% of total net revenues) and $373.8 million of net non-casino revenues (28.3% of total net revenues). Net revenues for the first half of 2006 were comprised of $240 million in casino revenues (43.6% of total net revenues) and $310.6 million of net non-casino revenues (56.4% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our properties’ ADR as well as increased the length of casino play.

Casino revenues for the six months ended June 30, 2007 of approximately $949 million represents approximately a $709 million (or 295.4%) increase from casino revenues of $240 million for the six months ended June 30, 2006. The six months ended June 30, 2007 includes a full six months of Wynn Macau’s operations; a significant driver of this increase. At Wynn Las Vegas, we experienced a 16.3% increase in drop for the six months ended June 30, 2007 and the average table games win percentage (before discounts) of 25.9% was above the expected range of 21% to 24%. Table games win percentage was 19.8% for the six months ended June 30, 2006. Slot handle at Wynn Las Vegas increased 4.5% during the six months ended June 30, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%. Wynn Macau’s win percentage for the VIP casino segment of 3.3% was above the expected range of 2.7% to 3%. The average table games win percentage at the general casino at Wynn Macau of 18.3% was within the expected range of 17% to 19%.

For the six months ended June 30, 2007, room revenues were approximately $173.1 million, which represents a $35.7 million (or 26%) increase over the $137.4 million generated in the six months ended June 30, 2006. Wynn Macau generated $25.7 million of this increase in room revenue during the six months ended June 30, 2007. See the table below for key operating measures related to room revenue.

	Six Months Ended June 30,
	2007	2006
Average Daily Rate
Wynn Las Vegas	$310	$293
Wynn Macau	$252	N/A
Occupancy
Wynn Las Vegas	96.6%	95.7%
Wynn Macau	85.5%	N/A
REVPAR
Wynn Las Vegas	$300	$280
Wynn Macau	$215	N/A

Other non-casino revenues for the six months ended June 30, 2007 included food and beverage revenues of approximately $180.1 million, retail revenues of approximately $56.5 million, entertainment revenues of approximately $29.6 million, and other revenues from outlets such as the spa and salon, of approximately $28.8 million. Other non-gaming revenues for the six months ended June 30, 2006 included food and beverage revenues of approximately $152.3 million, retail revenues of approximately $36.5 million, entertainment revenues of approximately $37.5 million, and other revenues from outlets, including the spa and salon, of approximately $24.3 million. The additional revenue earned at Wynn Macau during 2007 was the primary contributor to the increase in the food and beverage, retail and other revenues. The $7.9 million decrease in entertainment revenues is primarily due to the closure of Avenue Q in May 2006 and approximately 30 fewer Le Rêve shows in March 2007 compared to March 2006 as a result of the closure of the Le Rêve theatre for modifications at Wynn Las Vegas. These decreases were offset by revenues from Monty Python’s Spamalot which opened in March 2007.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2007, departmental expenses included casino expenses of $554.4 million, rooms expenses of $42.3 million, food and beverage expenses of $109.2 million, and entertainment, retail and other expenses of $76.5 million. Also included are general and administrative expenses of approximately $152.5 million and approximately $22.1 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2006, departmental expenses included casino expenses of $121.2 million, room expenses of $35.1 million, food and beverage expenses of $94.2 million, and entertainment, retail and other expenses of $66.6 million. Also included are general and administrative expenses of approximately $96 million and approximately $6.6 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of the operations of Wynn Macau, including the 39 percent gross win tax on casino revenue, and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

Pre-opening costs

Pre-opening costs for the six months ended June 30, 2007 of $2.7 million decreased by $23.3 million when compared to the six months ended June 30, 2006, primarily due to the opening of Wynn Macau. Pre-opening costs incurred during the six months ended June 30, 2007 related to advertising costs associated with the opening of “Monty Python’s Spamalot” at Wynn Las Vegas as well as costs related to Encore and the second phase of Wynn Macau. We expect that pre-opening costs will continue as construction and development of the second phase of Wynn Macau and Encore progress.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2007 of $103.4 million increased by $21.1 million when compared to the six months ended June 30, 2006, primarily due to depreciation expense associated with Wynn Macau.

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

Property charges and other

Property charges and other for the six months ended June 30, 2007 of $26.3 million increased by approximately $19 million when compared to the six months ended June 30, 2006. This increase is primarily due to the abandonment charges taken at Wynn Macau. In January 2007, we decided to abandon the parking garage to make way for the Wynn Diamond Suites project. We recorded a charge of $10 million during the first quarter of 2007 related to the Macau garage abandonment. In the second quarter of 2007, we recorded a $10.2 million charge at Wynn Macau for the abandonment of costs related to portions of the main kitchen, warehouse, and certain restaurants to enable the main casino to be connected with the second phase expansion.

In response to our evaluation of our properties and the reactions of our guests, we continue to make enhancements to both Wynn Las Vegas and Wynn Macau. Costs of $6.1 million relating to assets retired as a result of these enhancement and remodel efforts for the six months ended June 30, 2007 were expensed as property charges. In the first quarter of 2007, we remodeled portions of the Le Rêve Theatre to enhance the customer experience. In the first quarter of 2007, we also remodeled the food court at Wynn Macau.

Other non-operating costs and expenses

Interest and other income increased by $4.5 million to $22.5 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is due to interest earned on the remaining proceeds from the subconcession sale last September and higher interest rates earned on cash balances compared to 2006.

Interest expense, net of capitalized interest of $16.1 million, for the six months ended June 30, 2007 was $73.1 million compared to $71.3 million, net of capitalized interest of $14.9 million, for the six months ended June 30, 2006. This increase is primarily due to our increased debt outstanding year over year.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $1.9 million for the six months ended June 30, 2007 resulting from the increase in the fair value of our interest rate swaps from December 31, 2006 to June 30, 2007. During the six months ended June 30, 2006 we recorded a gain of $10.6 million resulting from the increase in the fair value of interest rate swaps between December 31, 2005 and June 30, 2006. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk”.

Income Taxes

Our effective tax rate of 20% is lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that we consider permanently invested abroad, the lower tax rates applicable to our foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A. as described below.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $12.5 million in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas and Wynn Macau, interest paid, and non-cash charges included in operating income. Net cash provided from operations for the six months ended June 30, 2007 was $337.2 million compared to $41.5 million provided by operations for the six months ended June 30, 2006. This increase is due to the operations of Wynn Macau and improved results of Wynn Las Vegas, especially in the casino department.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at June 30, 2007 included approximately $515 million remaining from the $900 million cash received from the sale of our subconcession on September 11, 2006. At June 30, 2007, we had approximately $838.5 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore and the second phase of Wynn Macau. Of this amount, approximately $46.4 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A.

At June 30, 2007, we had approximately $40.6 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore and;

•	$30 million restricted for the Encore completion guarantee.

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore to the public in early 2009. Design and construction is progressing as expected at Encore. Current construction activities in the various project sections include the following:

•	The high-rise concrete pours have been completed through the 38th floor deck.

•	The drywall, mechanical, electrical and plumbing rough-in is completed up to the 10th floor and framing is completed up to the 19th floor.

•	Exterior glass installation is complete up to the 26th floor.

•	The low-rise casino concrete pours are complete.

•	The valet under the parking area has been poured and the columns and footings for the back of house basement are substantially complete.

•	The structural steel in the meeting rooms and the structural slab beneath the pool decks is in process.

•	Concrete has been poured for all 10 levels in the employee parking garage and the 10-level guest self park garage is substantially complete.

Our project budget is currently estimated at approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from our existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, we executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. As of June 30, 2007, we incurred approximately $567 million of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•

First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and any debt or equity contributions from Wynn Resorts or proceeds of additional debt financing at Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities;

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $172.2 million of capital expenditures in 2007, of which we have expended approximately $23.8 million through June 30, 2007. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Wynn Macau

The first phase of Wynn Macau was completed, and the casino resort opened, on September 6, 2006. The construction of the expansion is progressing and is scheduled to open in stages, beginning in the third quarter of 2007. The overall Wynn Macau project remains within budget and the second phase is progressing according to our desired timeframe.

As of June 30, 2007, the Company has incurred approximately $1 billion of the total project budget (excluding Wynn Diamond Suites) of approximately $1.2 billion.

In July 2007, Wynn Macau S.A. issued a notice to proceed to the general contractor with respect to approximately $347.8 million of construction costs relating to the construction of Wynn Diamond Suites. While the complete project budget is still being finalized, we expect total cost to be in the range of $550 to $600 million. We expect Wynn Diamond Suites to open to the public in the first half of 2010.

Financing Activities

Wynn Resorts, Limited

On June 7, 2007, our Board of Directors authorized an equity repurchase program of up to $1.2 billion which may include purchases of both our common stock and our 6% Convertible Debentures due 2015. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of June 30, 2007, we had repurchased 1,310,834 shares of our common stock through open market purchases for a net cost of $123.4 million, at an average price of $94.13 per share.

On June 15, 2007, we announced that we had called for redemption on July 20, 2007, all of the outstanding principal amount of our 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Prior to redemption, in July 2007 all of the holders converted their Debentures into shares of our common stock at a conversion price of $23 per share (a conversion rate of approximately 43.4782 shares per $1,000 principal amount of Debentures). Cash was paid in lieu of fractional shares. As a result, in July 2007, $224.1 million principal amount of the Debentures were converted into 9,744,680 shares of our common stock. Accordingly in July 2007 long-term debt was reduced by $224.1 million, equity was increased by $218.9 million, and deferred financing costs were reduced by approximately $5.2 million.

On June 21, 2007, we entered into a $1 billion term loan facility (the “Term Loan”). Borrowings under the Term Loan are available in the form of a delayed-draw term loan facility available through December 31, 2007, with the option to increase the facility to $1.25 billion if certain conditions are met. The Term Loan will mature and be payable on June 21, 2010. We may use the Term Loan to fund (a) our equity repurchase program announced on June 7, 2007, (b) up to $150 million in swing line (overnight) borrowings, and (c) up to $350 million for general corporate purposes.

Loans under the Term Loan will accrue interest at our election of LIBOR or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans shall be payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months or longer. Base Rate loans are expected to bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans will be payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if the Company’s net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if the Company’s net liquidity is less than $400 million. For borrowings under the Term Loan, we expect to elect interest at LIBOR plus a margin of 2.25% on the outstanding balance. We will pay 112.5 bps per annum of the actual daily amount by which the actual Term Loan commitment exceeds the outstanding amount of the Term Loan.

Wynn Las Vegas and Encore

As of June 30, 2007, our Wynn Las Vegas Credit Facilities consist of a $900 million revolving credit facility (the “Revolver”) and $225 million term loan facility (the “Wynn Las Vegas Term Loan”). For borrowings under the Wynn Las Vegas Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

As of June 30, 2007, there are no amounts outstanding under the Revolver. Consequently, $900 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

In April 2007, we amended our Wynn Las Vegas Credit Facilities to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million, which amount must remain for the completion of Encore, from the Completion Guaranty Deposit Account, ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price construction contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

$32.5 Million Term Loan for Aircraft

On May 10, 2007, World Travel G-IV, a subsidiary of Wynn Resorts, entered into a term loan credit facility to finance the purchase of an aircraft. We may borrow up to $32.5 million under this term loan facility of which approximately $25 million has been drawn through June 30, 2007. The loan will bear interest at LIBOR plus

1.15% and will mature on August 10, 2012. Principle and interest payments will be made quarterly beginning July 1, 2007. Principle payments will be approximately $542,000 with a balloon payment of $21.1 million due at maturity.

Wynn Macau

On June 27, 2007, Wynn Resorts (Macau) S.A., amended its credit facilities, dated September 14, 2005 (“Amended Common Terms Agreement”), and entered into other related amendments and agreements with a syndicate of lenders. The Amended Common Terms Agreement and related agreements took effect on June 29, 2007 and expand availability under Wynn Macau, S.A.’s existing senior bank facility from US$764 million to US$1.550 billion, including a US$550 million equivalent fully funded senior term loan facility, and a US$1 billion senior revolving credit facility. Wynn Macau, S.A. also has the ability to upsize the total facilities by an additional US$50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. All of the senior credit facilities described above are collectively referred to herein as the “Senior Secured Credit Facilities”.

The term loan facilities mature in June 2014, and the revolving credit facility matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Senior Secured Credit Facilities will bear interest at LIBOR or HIBOR plus a margin of 1.75%.

Borrowings under the Senior Secured Credit Facilities will be used to complete the expansion of Wynn Macau and fund pre-opening expenses for the expansion, to finance the development of the Wynn Diamond Suites, make investments in other projects in and around Macau and for general corporate purposes.

As part of the amendment to the Senior Secured Credit Facilities, Wynn Resorts Limited’s remaining support obligations to Wynn Macau and US $30 million in contingent equity previously provided by the Company have been released.

Collateral for the Wynn Macau senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s two aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at the 90-day LIBOR plus 125 basis points. In connection with this transaction, we incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Contractual Obligation and Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business during the first half of the year to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as follows. As of June 30, 2007, we had borrowed $100 million under a $1 billion term loan facility entered into on June 21, 2007 which will primarily be used to fund the $1.2 billion board approved equity repurchase program. The term loan will mature and be payable on June 21, 2010. Additionally, in June 2007, our obligations over the next 1 to 3 years under construction contracts and commitments increased by $1.3 billion upon our execution of a first amendment to the Contract with our contractor for the construction of Encore.

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

If completion of Encore or the second phase of Wynn Macau is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under Wynn Las Vegas, LLC’s Credit Facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas Credit Facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its Senior Secured Credit Facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to these policies for the six months ended June 30, 2007, other than as related to the allowance for estimated doubtful accounts receivable and income taxes as noted below.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. However, the issuance of credit at Wynn Macau is less significant when compared to Wynn Las Vegas. We maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers issued at Wynn Las Vegas are generally legally enforceable instruments in the United States, and United States assets of foreign customers may be used to satisfy judgments entered in the United States.

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

As of June 30, 2007 and December 31, 2006, approximately 63% and 59% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	June 30, 2007	December 31, 2006
Casino accounts receivable	$147,695	$148,929
Allowance for doubtful casino accounts receivable	$55,077	$35,183
Allowance as a percentage of casino accounts receivable	37.3%	23.6%
Percentage of casino accounts receivable outstanding over 180 days	20.6%	13.9%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to a normal increase in casino accounts receivable outstanding over 180 days. While collection efforts remain active, it is our current policy to fully reserve all accounts over one year old. Our reserve methodology is applied consistently to credit extended at both Wynn Las Vegas and Wynn Macau. As of June 30, 2007 and December 31, 2006, approximately 27% and 10% respectively, of our outstanding casino account receivable balances originated at Wynn Macau.

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

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company recognized no amounts for interest or penalties.

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

Wynn Las Vegas

As of June 30, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new term loan facility at approximately 5.7%, changes in fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Wynn Macau

As of June 30, 2007, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under Wynn Macau S.A.’s senior term loan facility. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.1 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on approximately 100% of the US dollar and approximately 35% of the Hong Kong dollar borrowings under the senior bank facility at approximately 6.59% and 6.52%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values of our interest rate swap arrangements (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of June 30, 2007 and December 31, 2006 (all amounts in thousands):

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swap	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
June 30, 2007	$4,201	$980	$5,181
December 31, 2006	$4,789	$(1,467)	$3,322

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

Interest Rate Sensitivity

As of June 30, 2007, approximately 82% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by $4.5 million.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to those risk factors during the six months ended June 30, 2007.

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

$1.2 billion Equity Repurchase Program

On June 7, 2007, the Board of Directors of Wynn Resorts, Limited authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its 6% Convertible Debentures due 2015. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of June 30, 2007, the Company had repurchased 1,310,834 shares of its common stock through open market purchases for net costs of $123.4 million, at an average price of $94.13 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2007	—	$—	—	$—
May 2007	—	—	—	—
June 2007	1,310,834	94.13	1,310,834	1,076,607,055

Total	1,310,834	$94.13	1,310,834	$1,076,607,055

Proceeds from our Initial Public Offering of Common Stock

As we have previously disclosed, using proceeds from our initial public common stock offering in October 2002, we placed $50 million into a required completion guarantee deposit account for Wynn Las Vegas and $30 million into a required liquidity reserve account for Wynn Las Vegas under the Wynn Las Vegas Credit Facilities. In April 2007, $20 million of the completion guarantee account and all of the liquidity reserve account together with the interest earned on the funds while held in their respective accounts, were released. Such funds are expected to be used for the construction of Encore as disclosed in Note 14 to Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 8, 2007. The following proposals were presented to a vote of the stockholders.

Proposal No. 1 - Election of Directors (Class II)

Director	Votes For	Votes Withheld
Stephen A. Wynn	92,791,877	814,938
Alvin V. Shoemaker	93,320,157	286,658
D. Boone Wayson	93,254,530	352,285

The following Class I directors remain in office with their term expiring in 2009 – Ronald J. Kramer, John A. Moran and Elaine P. Wynn. The following Class III directors remain in office with their term expiring in 2008—Kazuo Okada, Robert J. Miller and Allan Zeman.

Proposal No. 2 - Annual Performance Based Incentive Plan

To amend the Company’s Annual Performance Based Incentive Plan to increase the maximum payable thereunder to any individual to $10 million:

Votes For	Against	Abstain
84,766,270	701,607	65,441

Proposal No. 3 - Election of Independent Auditors

To ratify the Company’s designation of Ernst & Young LLP as the independent auditors for the Company and all subsidiaries for the 2007 fiscal year:

Votes For	Against	Abstain
93,558,014	25,868	22,933

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant (1).

*3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.

*10.1	Credit Agreement dated June 21, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc and Bank of America Securities LLC

*10.2	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders

*10.3	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent.

*10.4	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders

*10.5	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders.

*10.6	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.

*10.7	Fifth Amendment to Master Disbursement Agreement, dated as of April 9, 2007 among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 9, 2007	By:	/s/ JOHN STRZEMP
John Strzemp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)