Form 10-Q
period 2007-09-30
WYNN RESORTS LTD
filed 2007-11-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common stock, $0.01 par value	114,319,715

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$829,060	$789,407
Restricted cash and investments	16,113	58,598
Receivables, net	134,202	140,232
Inventories	66,973	64,368
Deferred income taxes	16,261	13,727
Prepaid expenses and other	31,038	30,759

Total current assets	1,093,647	1,097,091

Restricted cash and investments	30,698	178,788
Property and equipment, net	3,721,278	3,157,622
Intangibles, net	61,456	65,135
Deferred financing costs	74,225	74,871
Deposits and other assets	99,630	80,692
Investment in unconsolidated affiliates	5,175	5,981

Total assets	$5,086,109	$4,660,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,059	$6,115
Current portion of land concession obligation	5,771	7,433
Accounts and construction payable	172,876	115,612
Income taxes payable	39,730	87,164
Accrued interest	34,416	15,495
Accrued compensation and benefits	84,477	71,537
Gaming taxes payable	62,299	46,403
Other accrued expenses	15,380	13,926
Customer deposits and other liabilities	155,125	131,702
Construction retention	22,272	15,700

Total current liabilities	596,405	511,087

Long-term debt	2,400,705	2,380,537
Other long-term liabilities	19,545	5,214
Long-term land concession obligation	6,063	11,809
Deferred income taxes	136,251	97,064
Construction retention	20,583	8,884

Total liabilities	3,179,552	3,014,595

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01; authorized 40,000,000 shares; zero shares issued and outstanding	—	—
Common stock, par value $0.01; authorized 400,000,000 shares; 111,895,536 and 101,887,031 shares issued and 110,006,215 and 101,887,031 outstanding	1,119	1,018
Treasury stock, at cost (1,889,321 shares)	(179,277)	—
Additional paid-in capital	2,269,829	2,022,408
Accumulated other comprehensive income (loss)	1,983	(94)
Accumulated deficit	(187,097)	(377,747)

Total stockholders’ equity	1,906,557	1,645,585

Total liabilities and stockholders’ equity	$5,086,109	$4,660,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Casino	$476,785	$172,019	$1,425,802	$412,060
Rooms	81,631	66,837	254,719	204,236
Food and beverage	82,451	72,091	262,560	224,411
Entertainment, retail and other	61,237	46,300	176,103	144,646

Gross revenues	702,104	357,247	2,119,184	985,353
Less: promotional allowances	(48,718)	(39,155)	(142,940)	(116,666)

Net revenues	653,386	318,092	1,976,244	868,687

Operating costs and expenses:
Casino	286,434	93,480	840,827	214,636
Rooms	21,340	18,259	63,681	53,384
Food and beverage	51,463	47,772	160,671	141,954
Entertainment, retail and other	42,084	31,678	118,631	98,304
General and administrative	77,904	56,195	230,364	152,172
Provision for doubtful accounts	5,741	4,876	27,844	11,452
Pre-opening costs	1,455	36,820	4,180	62,794
Depreciation and amortization	56,001	42,470	159,427	124,797
Contract termination fee	—	—	—	5,000
Property charges and other	25,096	5,739	51,386	13,064

Total operating costs and expenses	567,518	337,289	1,657,011	877,557
Equity in income from unconsolidated affiliates	428	488	1,395	1,574

Operating income (loss)	86,296	(18,709)	320,628	(7,296)

Other income (expense):
Interest and other income	6,777	11,837	29,285	29,885
Interest expense, net of capitalized interest	(34,743)	(36,969)	(107,876)	(108,218)
Increase (decrease) in swap fair value	(4,207)	(8,757)	(2,348)	1,835
Gain on sale of subconcession right, net	—	899,409	—	899,409
Loss from extinguishment of debt	—	(10,758)	(157)	(10,758)

Other income (expense), net	(32,173)	854,762	(81,096)	812,153

Income before income taxes	54,123	836,053	239,532	804,857
Provision for income taxes	(9,383)	(120,397)	(46,837)	(120,706)

Net income	$44,740	$715,656	$192,695	$684,151

Basic and diluted income per common share:
Net income:
Basic	$0.42	$7.12	$1.86	$6.86
Diluted	$0.41	$6.43	$1.77	$6.22
Weighted average common shares outstanding:
Basic	107,632	100,480	103,439	99,688
Diluted	110,881	111,702	111,783	111,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income.	$192,695	$684,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,427	124,797
Deferred income taxes	45,725	33,314
Stock-based compensation	14,533	14,057
Amortization and writeoffs of deferred financing costs, and other	15,508	16,147
Loss on extinguishment of debt	157	10,758
Provision for doubtful accounts	27,844	11,452
Property charges and other	51,386	13,064
Equity in income of unconsolidated affiliates, net of distributions	806	(201)
(Increase) decrease in swap fair value	2,348	(1,835)
Gain on sale of subconcession right	—	(899,409)
Increase (decrease) in cash from changes in:
Receivables, net	(21,679)	(24,886)
Inventories and prepaid expenses and other	(2,854)	(16,683)
Accounts payable and accrued expenses	56,401	205,436

Net cash provided by operating activities	542,297	170,162

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(704,101)	(456,741)
Restricted cash and investments	190,575	118,815
Purchase of intangibles and other assets	(38,890)	(61,947)
Proceeds from sale of subconcession right, net	—	899,409
Proceeds from sale of equipment	1,695	—

Net cash provided by (used in) investing activities	(550,721)	499,536

Cash flows from financing activities:
Proceeds from exercise of stock options	7,569	5,954
Proceeds from issuance of long-term debt	369,638	713,615
Proceeds from termination of interest rate swap	—	6,605
Principal payments of long-term debt	(129,243)	(414,310)
Purchase of treasury stock	(179,277)	—
Payments on long-term land concession obligation	(7,404)	(9,000)
Payment of deferred financing costs	(14,877)	(4,572)

Net cash provided by financing activities	46,406	298,292

Effect of exchange rate on cash	1,671	—

Cash and cash equivalents:
Increase in cash and cash equivalents	39,653	967,990
Balance, beginning of period	789,407	434,289

Balance, end of period	$829,060	$1,402,279

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

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing “Encore at Wynn Las Vegas” or “Encore”. Encore will be fully integrated with Wynn Las Vegas and is expected to open to the public in early 2009.

Construction and development on an expansion of Wynn Macau which includes additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities is progressing as planned. In September 2007, Wynn Macau opened approximately 20,000 square feet of additional gaming space and one restaurant in this expansion. The remaining portion of the expansion is expected to open by the first quarter of 2008. In addition, construction has commenced on a further expansion of Wynn Macau, the “Wynn Diamond Suites”. Wynn Diamond Suites, which is expected to open in the first half of 2010, will add a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and six villas along with restaurants, additional retail space and additional VIP gaming space.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Accounts receivable and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2007 and December 31, 2006, approximately 63% and 59%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Rooms	$7,809	$7,019	$22,655	$19,063
Food & beverage	16,778	13,918	50,132	43,150
Entertainment, retail and other	2,670	2,216	6,669	6,972

Total	$27,257	$23,153	$79,456	$69,185

Advertising costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2007 and 2006, advertising costs totaled approximately $4.1 million and $4.2 million, respectively. For the nine months ended September 30, 2007 and 2006, advertising costs totaled approximately $17.7 million and $15.8 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company has historically and will continue to record taxes collected from customers on a net basis. Accordingly, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s results of operations or financial position.

3. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”) and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) which were all converted into common stock in July 2007 (see Note 8).

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding (used in calculation of basic earnings per share)	107,632	100,480	103,439	99,688

Potential dilution from the assumed exercise of stock options, non-vested stock, and the conversion of the Debentures	3,249	11,222	8,344	11,395

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	110,881	111,702	111,783	111,083

The calculation of diluted EPS for the three months and nine months ended September 30, 2007 includes an addition to net income of $448,000 and $5.1 million, respectively, to reflect the interest expense, net of related tax effects that would not have been incurred on the Debentures, if converted.

The calculation of diluted EPS for the three and nine months ended September 30, 2006 includes an addition to net income to reflect the interest expense, net of related tax effects that would not have been incurred on the Debentures, if converted, of $2.3 million and $7.1 million, respectively.

4. Comprehensive Income

Comprehensive income for the three months and nine months ended September 30, 2007 and September 30, 2006 consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net income	$44,740	$715,656	$192,695	$684,151
Currency translation adjustment	5,981	(983)	2,077	(1,212)

Comprehensive income	$50,721	$714,673	$194,772	$682,939

As of September 30, 2007 and December 31, 2006, accumulated other comprehensive income consisted of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2007 and 2006 totaled approximately $107.8 million and $103 million, respectively. Interest capitalized for the nine months ended September 30, 2007 and 2006 totaled approximately $29.1 million and $23.7 million, respectively.

Stock-based compensation related to employees dedicated to the construction of Encore and Wynn Macau that was capitalized as a part of construction in progress for the nine months ended September 30, 2007 and 2006 totaled approximately $605,000 and $1.2 million, respectively.

During the nine months ended September 30, 2007, approximately $224.1 million principal amount of the Debentures were converted into 9,744,680 shares of common stock of Wynn Resorts, Limited. Accordingly, long-term debt was reduced by approximately $224.1 million, equity was increased by approximately $218.9 million and deferred financing costs were reduced by approximately $5.2 million. During the nine months ended September 30, 2006, approximately $25.8 million principal amount of the Debentures were converted into 1,123,428 shares of common stock of Wynn Resorts, Limited. Accordingly, long-term debt was reduced by approximately $25.8 million, equity was increased by approximately $25.5 million and deferred financing costs were reduced by approximately $357,000.

During the nine months ended September 30, 2007 and 2006, capital expenditures excludes approximately a $52.7 million increase and a $48 million increase, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Casino	$159,292	$148,929
Hotel	22,724	17,292
Other	10,997	9,538

	193,013	175,759
Less: allowance for doubtful accounts	(58,811)	(35,527)

	$134,202	$140,232

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Land and improvements	$615,819	$603,290
Buildings and improvements	1,715,579	1,553,447
Airplanes	90,712	57,582
Furniture, fixtures and equipment	842,924	788,375
Leasehold interest in land	67,311	67,187
Construction in progress	781,531	345,377

	4,113,876	3,415,258
Less: accumulated depreciation	(392,598)	(257,636)

	$3,721,278	$3,157,622

As of September 30, 2007 and December 31, 2006, construction in progress includes interest and other costs capitalized in conjunction with Encore, the expansion of Wynn Macau, and Wynn Diamond Suites.

8. Long-Term Debt

Long-term debt consists of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
6 5/8% First Mortgage Notes, due December 1, 2014	$1,300,000	$1,300,000
$1 billion Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	150,000	—
6% Convertible Subordinated Debentures, due July 15, 2015	—	224,128
$900 million Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	91,476	88,892
$225 million Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$550 million Macau Senior Term Loan Facility (as amended June 2007); due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	552,237	496,729
$44.75 million Note Payable; due March 31, 2010; interest at LIBOR plus 2.375%	—	38,510
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	41,300	—
$32.5 million Term Loan; due August 10, 2012; interest at LIBOR plus 1.15%	31,958	—
Note Payable—Aircraft; interest at 5.67%	12,713	13,274
Other	80	119

	2,404,764	2,386,652
Current portion of long-term debt	(4,059)	(6,115)

	$2,400,705	$2,380,537

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

Loans under the Term Loan accrue interest, at the election of the Company, at either the London Interbank Offer Rate (“LIBOR”) or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans are payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if Wynn Resorts, Limited and Wynn Macau’s combined net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if such net liquidity is less than $400 million. The Company pays 112.5 bps per annum of the actual daily amount by which the actual Term Loan commitment exceeds the outstanding amount of the Term Loan.

Redemption of 6% Convertible Subordinated Debentures due July 15, 2015

On June 15, 2007, the Company announced that it had called for redemption on July 20, 2007, all of the outstanding principal amount of its 6% Convertible Subordinated Debentures due 2015. Prior to redemption, in July 2007, all of the holders converted their Debentures into shares of the Company’s common stock at a conversion price of $23 per share (a conversion rate of approximately 43.4782 shares per $1,000 principal amount of Debentures). Cash was paid in lieu of fractional shares. As a result, in July 2007 $224.1 million principal amount of the debentures were converted into 9,744,680 shares of the Company’s common stock. Accordingly, in July 2007 long-term debt was reduced by $224.1 million, equity was increased by $218.9 million, and deferred financing costs were reduced by approximately $5.2 million.

Wynn Las Vegas Credit Facilities

In April 2007, the Company amended the Wynn Las Vegas $900 million Revolving Credit Facility and its $225 million Term Loan Facility (together the “Wynn Las Vegas Credit Facilities,” or the “Credit Facilities”) to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million from the Completion Guaranty Deposit Account, ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price construction contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the 6 5/8% First Mortgage Notes due December 1, 2014 (the “First Mortgage Notes”).

In October 2007, the Company amended the Wynn Las Vegas Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’ insurance related obligations. Also in October 2007, pursuant to the Wynn Las Vegas Credit Facilities, Wynn Las Vegas entered into a pre-agreed upon form of Amended and Restated Master Disbursement Agreement with Deutsche Bank Trust Company Americas as Bank Agent and Disbursement Agent.

Wynn Macau Credit Facilities

On June 27, 2007, Wynn Macau amended its credit facilities dated September 14, 2005 and entered into related amendments and agreements with a syndicate of lenders. The amended agreements took effect on June 29, 2007 and expand availability under Wynn Macau’s existing senior bank facility from $764 million to $1.550 billion, including a $550 million equivalent in fully-funded senior term loan facilities, and a $1 billion senior revolving credit facility. Wynn Macau also has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the agreements. All of the senior credit facilities described above are collectively referred to herein as the “Senior Secured Credit Facilities”.

The term loan facilities mature in June 2014, and the revolving credit facility matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Senior Secured Credit Facilities bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin of 1.75%.

As part of the amendment to the Macau Senior Secured Credit Facilities, Wynn Resorts, Limited’s remaining support obligations to Wynn Macau and the $30 million in contingent equity previously provided by the Company has been released.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

$32.5 Million Term Loan for Aircraft

On May 10, 2007, World Travel G-IV, a subsidiary of Wynn Resorts, entered into a $32.5 million term loan credit facility to finance the purchase of an aircraft. The loan bears interest at LIBOR plus 1.15% and will mature on August 10, 2012. Principal and interest payments are made quarterly beginning July 1, 2007. Principal payments are approximately $542,000 with a balloon payment of $21.1 million due at maturity.

Debt Covenant Compliance

As of September 30, 2007, the Company was in compliance with all covenants governing the Company’s debt facilities.

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2007 and December 31, 2006, Mr. Wynn and the other officers had a credit balance with the Company of approximately $326,000 and $315,000, respectively.

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

10. Property Charges and Other

Property charges and other for the three months ended September 30, 2007 and 2006 were $25.1 million and $5.7 million, respectively. Property charges and other for the nine months ended September 30, 2007 and 2006 were $51.4 million and $13.1 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the nine months ended September 30, 2007 include the following charges at Wynn Macau: (a) a $10.2 million charge for the abandonment of costs related to portions of the main kitchen, warehouse, and restaurants to enable the main casino to be connected with the expansion; (b) a $10 million charge related to the abandonment of a parking garage to make way for the Wynn Diamond Suites expansion; and (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion. The remaining property charges were related to the renovations to portions of the Le Rêve Theatre and abandonment of a marquee sign at Wynn Las Vegas, and the remodeling of certain areas at Wynn Macau.

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

The following table represents the historical asset (liability) fair values (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of September 30, 2007 and December 31, 2006. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Asset / (Liability) Fair Value at: (amounts in thousands)	Wynn Las Vegas Interest Rate Swap	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
September 30, 2007	$2,004	$(1,030)	$974
December 31, 2006	$4,789	$(1,467)	$3,322

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

Wynn Macau Swaps

The Company entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under Wynn Macau S.A.’s senior term loan facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$141.1 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. Both swap agreements terminate on November 28, 2008.

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

12. Share-Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Casino	$1,215	$964	$3,737	$2,268
Rooms	187	175	545	475
Food & beverage	238	315	800	854
Entertainment, retail and other	77	93	235	231
General and administrative	3,475	3,217	9,216	7,811
Pre-opening	—	1,468	—	2,418

Total stock-based compensation expense	5,192	6,232	14,533	14,057
Total stock-based compensation capitalized	197	128	605	1,167

Total stock-based compensation costs	$5,389	$6,360	$15,138	$15,224

13. Equity Repurchase Program

On June 7, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its Debentures. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of September 30, 2007, the Company had repurchased 1,889,321 shares of the Company’s common stock through open market purchases for a net cost of $179.3 million, at an average cost of $94.89 per share.

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

The project budget for Encore is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on the Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from the Company’s existing Credit Facilities, operating cash flow from Wynn Las Vegas and proceeds from a $400 million addition to the Wynn Las Vegas First Mortgage Notes that was completed in November 2007 (See Note 17). To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, the Company and Tutor executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. Through September 30, 2007, the Company incurred approximately $775.8 million of project costs related to the development and construction of Encore and related capital improvements.

Completion Guarantee and Liquidity Reserve. As part of the Wynn Las Vegas financing, the Company contributed $50 million of the net proceeds of the initial public offering of Wynn Resorts’ common stock to Wynn Completion Guarantor, LLC, a special purpose subsidiary of Wynn Las Vegas, LLC formed in October 2002 and deposited those funds into a completion guarantee deposit account to secure completion of Wynn Las Vegas. As referenced in Note 8, in April 2007, all amounts in excess of $30 million were released as a result of the April 2007 amendment to the Credit Facilities. The remaining $30 million is retained as Encore’s completion guarantee.

The Company also deposited $30 million from the net proceeds of the initial public offering of the Company’s common stock into a liquidity reserve account to secure the completion and opening of Wynn Las Vegas. All funds in this account were released as a result of the April 2007 amendment to the Credit Facilities.

The released funds from the completion guarantee and the liquidity reserve are expected to be applied to construction costs to be incurred in connection with Encore.

Wynn Macau

Construction and Development. The Company began construction on Wynn Macau in June 2004, under a guaranteed maximum price construction contract (“the Construction Contract”) between Wynn Macau, S.A. and Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor. In September 2005, the Construction Contract was amended and restated to include the expansion of Wynn Macau. Wynn Macau opened to the public on September 6, 2006. Construction and development on an expansion of Wynn Macau which includes additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities is progressing as planned. In September 2007, Wynn Macau opened approximately 20,000 square feet of additional gaming space and one restaurant in this expansion. The remaining portion of the expansion is expected to open by the first quarter of 2008.

Under the amended and restated Construction Contract, the general contractor is responsible for both the construction and design of Wynn Macau and the expansion (other than certain limited portions to be designed by an affiliate of Wynn Macau, S.A.) based on an existing scope of work and design specifications provided by Wynn Macau, S.A. The performance of the contractors is backed by a full completion guarantee given jointly and severally by Leighton Holdings Limited and China Overseas Holdings Limited, the parent companies of the general contractor.

In addition, the Company continues to develop the plans for a further expansion of Wynn Macau, the Wynn Diamond Suites, which was first announced in November 2006. This further expansion will add a fully-integrated resort hotel named “Wynn Diamond Suites” to Wynn Macau, with approximately 400 luxury suites and six villas along with restaurants, additional retail space and additional VIP gaming space. In July 2007, Wynn Resorts (Macau), S.A. issued a notice to proceed to the general contractor with respect to approximately $347.8 million of construction costs relating to the construction of Wynn Diamond Suites. While the complete project budget is still being finalized, the Company expects total costs to be in the range of $550 to $600 million. The Company expects Wynn Diamond Suites to open to the public in the first half of 2010.

Through September 30, 2007, the Company had incurred approximately $1.1 billion of the approximate total $1.2 billion of budgeted project costs for Wynn Macau, including the expansion, and approximately $29.6 million related to Wynn Diamond Suites.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods. Wynn Macau, S.A. has made seven payments to the Macau government under the land concession contract and is required to make four additional semi-annual payments (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $17.9 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Cotai Development

The Company has submitted an application with the government of Macau for a concession of land in Cotai for future development. The Company recently reconfigured its site plans for 52 acres and is awaiting final approval. The Company is actively engaged in the design of its Cotai project.

Litigation

The Company does not have any material litigation as of September 30, 2007.

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

For the nine months ended September 30, 2007, the total liability increased by approximately $2.2 million. If incurred, the Company would recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the three and nine months ended September 30, 2007 and the year ended December 31, 2006, the Company recognized no amounts for interest or penalties.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. As of September 30, 2007, the Company has filed domestic income tax returns for the years 2002 to 2006 and foreign income tax returns for 2002 to 2006. The Company’s 2002 to 2006 domestic income tax returns remain subject to examination by the IRS and the Company’s 2002 to 2006 Macau income tax returns remain subject to examination by the Macau Finance Bureau. The Company has received notice from the IRS that it will begin a review of the Company’s 2004 and 2005 federal tax returns.

There was no current domestic tax provision/benefit recorded for the three and nine months ended September 30, 2006 because of the Company’s domestic net operating loss carryforwards. There is no current domestic provision for the three and nine months ended September 30, 2007, because of the Company’s domestic net operating loss carryforwards. The Company has recorded a provision for income taxes as follows (amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Current—Foreign	$100	$87,083	$925	$87,392
Deferred—Federal	7,613	33,314	42,741	33,314
Deferred—Foreign	1,670	—	3,171	—

Provision for federal income taxes	$9,383	$120,397	$46,837	$120,706

The Company’s effective tax rate for the three and nine months ended September 30, 2007 of 17% and 20%, respectively, is lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that the Company considers permanently invested abroad, the lower foreign income tax rates applicable to its foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A. as described below.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $18.6 million in such taxes for the nine months ended September 30, 2007. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

16. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005. Wynn Macau opened on September 6, 2006. The Company’s total assets and its results of operations by segment are as follows (amounts in thousands):

	September 30, 2007	December 31, 2006
Total assets
Wynn Las Vegas (including Encore)	$3,245,370	$3,037,509
Wynn Macau	1,665,408	1,500,088
Corporate and other	175,331	122,583

Total consolidated assets	$5,086,109	$4,660,180

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net revenues(1)
Wynn Las Vegas	$305,722	$273,062	$971,510	$823,657
Wynn Macau	347,664	45,030	1,004,734	45,030

Total	$653,386	$318,092	$1,976,244	$868,687

Adjusted Property EBITDA(1, 2)
Wynn Las Vegas	$93,182	$77,282	$319,710	$231,567
Wynn Macau	92,834	2,293	264,502	2,293

Total	186,016	79,575	584,212	233,860

Other operating costs and expenses
Pre-opening costs	1,455	36,820	4,180	62,794
Depreciation and amortization	56,001	42,470	159,427	124,797
Property charges and other	25,096	5,739	51,386	13,064
Contract termination fee	—	—	—	5,000
Corporate expenses and other	17,168	13,255	48,591	35,501

Total	99,720	98,284	263,584	241,156

Operating income (loss)	86,296	(18,709)	320,628	(7,296)

Non-operating costs and expenses
Interest and other income	6,777	11,837	29,285	29,885
Interest expense, net of capitalized interest	(34,743)	(36,969)	(107,876)	(108,218)
Increase (decrease) in swap fair value	(4,207)	(8,757)	(2,348)	1,835
Gain on sale of subconcession right, net	—	899,409	—	899,409
Loss from extinguishment of debt	—	(10,758)	(157)	(10,758)

Total	(32,173)	854,762	(81,096)	812,153

Income before provision for income taxes	54,123	836,053	239,532	804,857
Provision for income taxes	(9,383)	(120,397)	(46,837)	(120,706)

Net income	$44,740	$715,656	$192,695	$684,151

(1)	Prior to its opening on September 6, 2006, Wynn Macau was in the development stage. Accordingly, Wynn Macau was open for 25 days for the three and nine months ended September 30, 2006.

(2)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, contract termination fee, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income (loss) as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted Property EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income (loss), net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

17. Subsequent Events

Common Stock Secondary Offering

On October 3, 2007, the Company completed a secondary common stock offering of 4,312,500 shares with net proceeds of $154 per share or $664.1 million. The Company intends to use the proceeds for general corporate purposes and to enhance the Company’s financial flexibility for future projects and potential new developments.

6 5/8 First Mortgage Notes

On November 6, 2007, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, issued, in a private offering, $400 million aggregate principal amount of their 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount. The notes were issued under the same indenture as the 6 5/8% First Mortgage Notes previously issued by the Issuers. The notes rank pari passu with, and will vote on any matter submitted to noteholders with, the previously issued 6 5/8% First Mortgage Notes. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors.

The notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The issuers have agreed to make an offer to exchange the notes for registered, publicly traded notes that have substantially identical terms as the notes.

Wynn Diamond Suites Construction Contract

On November 8, 2007, Wynn Macau, S.A. executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of the Wynn Diamond Suites.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our Credit Facilities;

•	competition in the casino/hotel and resort industries;

•	completion of the expansion of our Wynn Macau casino resort and Wynn Diamond Suites on time and within budget;

•	completion of Encore on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas;

•	doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework and travel-related visa restrictions);

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	general domestic or international economic conditions;

•	pending or future legal proceedings;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	applications for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•

the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks.

Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. We undertake no obligation to publicly release any revisions to such forward looking statements to reflect events or circumstances after the date of this report.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas (“Encore”), a hotel casino resort which, when completed, will be fully integrated with Wynn Las Vegas. We are also currently expanding Wynn Macau.

Our Resorts

The following table sets forth information about our operating properties as of October 2007:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Number of Table Games	Number of Slots
Wynn Las Vegas	2,716	111,000	144	1,973
Wynn Macau	600	130,000	280	671

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•

Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas (In 2006, the Tower Suites at Wynn Las Vegas became the only casino resort in the world to receive both the Mobil Five Star and AAA Five Diamond distinctions);

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond and Mobil Five Star award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Brioni, Chanel, Dior, Cartier, Graff, Louis Vuitton, Manolo Blahnik and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and full service spa and salon; and

•	Two showrooms, two nightclubs and lounges.

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

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore’s current plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We continue to refine the final design of Encore. Encore is expected to open in early 2009. Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas, which opened March 2007.

Wynn Macau

We opened Wynn Macau on September 6, 2006. Wynn Macau is located on 11 acres of a total site area of 16 acres of land and currently features:

•	An approximately 130,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in five restaurants;

•

Approximately 26,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Bulgari, Chanel, Rolex, Dior, Fendi, Giorgio Armani, Louis Vuitton, Piaget, Prada, Tiffany, and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

Construction and development on the expansion of Wynn Macau which includes additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities is progressing as planned. In September 2007, Wynn Macau opened approximately 20,000 square feet of additional gaming space and one restaurant in this expansion. The remaining portion of the expansion is expected to open by the first quarter of 2008. In addition, construction has commenced on a further expansion of Wynn Macau, the “Wynn Diamond Suites”. Wynn Diamond Suites will add a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and six villas along with restaurants, additional retail space and additional VIP gaming space.

In July 2007, Wynn Macau S.A. issued a notice to proceed and on November 8, 2007, executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of the Wynn Diamond Suites. While the complete project budget is still being finalized, we expect the costs to be in the range of $550 to $600 million. We expect Wynn Diamond Suites to open to the public in the first half of 2010.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

Cotai Development

We have submitted an application to the Macau government for a concession of land in Cotai. We recently reconfigured our site plan for 52 acres and are awaiting final approval. We are actively engaged in the design of our Cotai project.

Results of Operations

On September 6, 2006, we opened Wynn Macau and began generating operating cash flows from that project. Between April 28, 2005 and September 6, 2006, we relied solely upon the operations of Wynn Las Vegas for our operating cash flow. Prior to the opening of Wynn Las Vegas on April 28, 2005, we were a development stage company.

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

The three and nine months ended September 30, 2007 include the operations of both Wynn Las Vegas and Wynn Macau. In contrast, the three and nine months ended September 30, 2006 include a full period for Wynn Las Vegas and 25 days of operations for Wynn Macau. The table below presents our net revenues for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net revenues
Wynn Las Vegas	$305,722	$273,062	$971,510	$823,657
Wynn Macau	347,664	45,030	1,004,734	45,030

Total net revenues	$653,386	$318,092	$1,976,244	$868,687

Casinos generally record table games win as a percentage of either drop or turnover and slot win as a percentage of handle. In our casino operations at Wynn Las Vegas, table games win is recorded as a percentage of drop. However, in our casino operations at Wynn Macau, we separate table play into two distinct segments. Our Macau VIP casino segment records table games win as a percentage of turnover, whereas our general casino records win as a percentage of drop.

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Statement of Operations is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing wagers within our Wynn Macau VIP program.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by Wynn Las Vegas or Wynn Macau and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms available.

Financial results for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Revenues

Net revenues for the three months ended September 30, 2007 are comprised of $476.8 million in casino revenues (73% of total net revenues) and $176.6 million of net non-casino revenues (27% of total net revenues). Net revenues for the third quarter of 2006 were comprised of $172 million in casino revenues (54.1% of total net revenues) and $146.1 million of net non-casino revenues (45.9% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR as well as increased the length of casino play.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2007 of approximately $476.8 million represents approximately a $304.8 million (or 177%) increase from casino revenues of $172 million for the three months ended September 30, 2006. The three months ended September 30, 2007 includes a full quarter of Wynn Macau’s operations; the primary driver of this increase. At Wynn Las Vegas, we experienced a 3.8% increase in drop for the three months ended September 30, 2007 and the average table games win percentage (before discounts) of 26.4% was above the expected range of 21% to 24%. Table games win percentage was 22.3% for the three months ended September 30, 2006. Slot handle at Wynn Las Vegas decreased 4.7% during the three months ended September 30, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%. Wynn Macau’s win percentage for the VIP casino segment of 3% was at the top end of the expected range of 2.7% to 3%. The average table games win percentage at the general casino at Wynn Macau of 20.3% was above the expected range of 17% to 19%. Wynn Macau’s slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended September 30, 2007, room revenues were approximately $81.6 million, which represents a $14.8 million (or 22.1%) increase over the $66.8 million generated in the three months ended September 30, 2006. Wynn Macau generated $11.1 million of this increase in room revenue during the three months ended September 30, 2007.

See the table below for key operating measures related to room revenue.

	Three Months Ended September 30,
	2007	2006
Average Daily Rate
Wynn Las Vegas	$282	$271
Wynn Macau	245	201
Occupancy
Wynn Las Vegas	96.6%	94.9%
Wynn Macau	91.9%	75.9%
REVPAR
Wynn Las Vegas	$272	$257
Wynn Macau	225	153

Other non-casino revenues for the three months ended September 30, 2007, included food and beverage revenues of approximately $82.5 million, retail revenues of approximately $30.9 million, entertainment revenues of approximately $17 million, and other revenues from outlets such as the spa and salon, of approximately $13.3 million. Other non-gaming revenues for the three months ended September 30, 2006 included food and beverage revenues of approximately $72.1 million, retail revenues of approximately $20.2 million, entertainment revenues of approximately $14.1 million, and other revenues from outlets, including the spa and salon, of approximately $12 million. The additional revenue earned at Wynn Macau during 2007 was the primary factor contributing to the increase in the food and beverage, retail and other revenues.

Departmental, administrative and other expenses

During the three months ended September 30, 2007, departmental expenses included casino expenses of $286.4 million, rooms expenses of $21.3 million, food and beverage expenses of $51.5 million, and entertainment, retail and other expenses of $42.1 million. Also included are general and administrative expenses of approximately $77.9 million and approximately $5.7 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2006, departmental expenses included casino expenses of $93.5 million, room expenses of $18.3 million, food and beverage expenses of $47.8 million, and entertainment, retail and other expenses of $31.7 million. Also included are general and administrative expenses of approximately $56.2 million and approximately $4.9 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of the operations of Wynn Macau, including the 39 percent gross win tax on casino revenue, and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

Pre-opening costs

Pre-opening costs for the three months ended September 30, 2007 of $1.5 million decreased by $35.4 million when compared to the three months ended September 30, 2006, primarily due to the opening of Wynn Macau. Pre-opening costs incurred during the three months ended September 30, 2007 relate to Encore. As Encore progresses, pre-opening costs will increase as opening approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2007 of $56 million increased by $13.5 million when compared to the three months ended September 30, 2006, primarily due to depreciation expense associated with Wynn Macau.

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

Property charges and other

Property charges and other for the three months ended September 30, 2007 of $25.1 million increased by approximately $19.4 million when compared to the three months ended September 30, 2006. This increase was primarily driven by a $22.1 million abandonment related to significant casino and retail reconfigurations that occurred in the expansion at Wynn Macau. In response to our evaluation of our properties and the reactions of our guests, we will continue to make enhancements to both Wynn Las Vegas and Wynn Macau.

Other non-operating costs and expenses

Interest and other income decreased by approximately $5.1 to $6.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease is partially due to reduced average restricted cash balances during the three months ended September 30, 2007 compared to the prior year’s quarter as a result of spending related to our construction activities. In addition, we recorded an expense related to foreign currency remeasurements during the current quarter.

Interest expense, net of capitalized interest of $13 million was $34.7 million for the three months ended September 30, 2007 compared to $37 million, net of capitalized interest of $8.7 million, for the three months ended September 30, 2006. Total interest cost increased as a result of our new $1 billion Term Loan, partially offset by the conversion of the Debentures in July 2007. However, net interest expense decreased due to higher amounts of capitalized interest related to the construction of Encore and the expansion of Wynn Macau.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $4.2 million for the three months ended September 30, 2007 resulting from the decrease in the fair value of our interest rate swaps from June 30, 2007 to September 30, 2007. During the three months ended September 30, 2006 we recorded an expense of $8.8 million resulting from the decrease in the fair value of interest rate swaps between June 30, 2006 and September 30, 2006. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk”.

Income taxes

Our effective tax rate of 17% for the three months ended September 30, 2007, is lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that we consider permanently invested abroad, the lower foreign income tax rates applicable to our foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A., as described below.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $6.1 million in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and our casino winnings remain subject to the Macau Special Gaming Tax and other levies in accordance with its concession agreement.

Financial results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Revenues

Net revenues for the nine months ended September 30, 2007 are comprised of $1,425.8 million in casino revenues (72.1% of total net revenues) and $550.4 million of net non-casino revenues (27.9% of total net revenues). Net revenues for the nine months ended September 30, 2006 were comprised of $412.1 million in casino revenues (47.4% of total net revenues) and $456.6 million of net non-casino revenues (52.6% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our properties’ ADR as well as increased the length of casino play.

Casino revenues for the nine months ended September 30, 2007 of approximately $1,425.8 million represents approximately a $1,013.7 million (or 246%) increase from casino revenues of $412.1 million for the nine months ended September 30, 2006. The nine months ended September 30, 2007 includes a full nine months of Wynn Macau’s operations; a significant driver of this increase. At Wynn Las Vegas, we experienced a 12.3% increase in drop for the nine months ended September 30, 2007 and the average table games win percentage (before discounts) of 26% was above the expected range of 21% to 24%. Table games win percentage was 20.6% for the nine months ended September 30, 2006. Slot handle at Wynn Las Vegas increased 1.2% during the nine months ended September 30, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%. Wynn Macau’s win percentage for the VIP casino segment of 3.2% was above the expected range of 2.7% to 3%. The average table games win percentage at the general casino at Wynn Macau of 19% was within the expected range of 17% to 19%. Wynn Macau’s slot win percentage was within the expected range of 4.5% to 5.5%.

For the nine months ended September 30, 2007, room revenues were approximately $254.7 million, which represents a $50.5 million (or 24.7%) increase over the $204.2 million generated in the nine months ended September 30, 2006. Wynn Macau generated $36.8 million of this increase in room revenue during the nine months ended September 30, 2007. See the table below for key operating measures related to room revenue.

	Nine months Ended September 30,
	2007	2006
Average Daily Rate
Wynn Las Vegas	$301	$286
Wynn Macau	249	201
Occupancy
Wynn Las Vegas	96.6%	95.4%
Wynn Macau	87.7%	75.9%
REVPAR
Wynn Las Vegas	$291	$272
Wynn Macau	218	153

Other non-casino revenues for the nine months ended September 30, 2007 included food and beverage revenues of approximately $262.6 million, retail revenues of approximately $87.4 million, entertainment revenues of approximately $46.7 million, and other revenues from outlets such as the spa and salon, of approximately $42 million. Other non-gaming revenues for the nine months ended September 30, 2006 included food and beverage revenues of approximately $224.4 million, retail revenues of approximately $56.6 million, entertainment revenues of approximately $51.6 million, and other revenues from outlets, including the spa and salon, of approximately $36.4 million. The additional revenue earned at Wynn Macau during 2007 was the primary contributor to the increase in the food and beverage, retail and other revenues. Entertainment revenues decreased slightly due to the closure of the Le Réve theater during March for renovations.

Departmental, administrative and other expenses

During the nine months ended September 30, 2007, departmental expenses included casino expenses of $840.8 million, rooms expenses of $63.7 million, food and beverage expenses of $160.7 million, and entertainment, retail and other expenses of $118.6 million. Also included are general and administrative expenses of approximately $230.4 million and approximately $27.8 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2006, departmental expenses included casino expenses of $214.6 million, room expenses of $53.4 million, food and beverage expenses of $142 million, and entertainment, retail and other expenses of $98.3 million. Also included are general and administrative expenses of approximately $152.2 million and approximately $11.5 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of the operations of Wynn Macau, including the 39 percent gross win tax on casino revenue, and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

Pre-opening costs

Pre-opening costs for the nine months ended September 30, 2007 of $4.2 million decreased by $58.6 million when compared to the nine months ended September 30, 2006, primarily due to the opening of Wynn Macau. Pre-opening costs incurred during the nine months ended September 30, 2007 related to advertising costs associated with the opening of “Monty Python’s Spamalot” at Wynn Las Vegas as well as costs related to Encore and the expansion of Wynn Macau. We expect that pre-opening costs will continue as construction and development of Encore progresses.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2007 of $159.4 million increased by $34.6 million when compared to the nine months ended September 30, 2006, primarily due to depreciation expense associated with Wynn Macau.

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

Property charges and other

Property charges and other for the nine months ended September 30, 2007 of $51.4 million increased by approximately $38.3 million when compared to the nine months ended September 30, 2006. This increase is primarily due to the following abandonment charges taken at Wynn Macau: (a) a $10.2 million charge for the abandonment of costs related to portions of the main kitchen, warehouse, and restaurants to enable the main casino to be connected with the expansion; (b) a $10 million charge related to the abandonment of a parking garage to make way for the Wynn Diamond Suites expansion; and (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion. The remaining property charges were related to renovations to portions of the Le Rêve Theatre and the abandonment of a marquee sign at Wynn Las Vegas, and the remodeling of certain areas at Wynn Macau.

In response to our evaluation of our properties and the reactions of our guests, we continue to make enhancements to both Wynn Las Vegas and Wynn Macau.

Other non-operating costs and expenses

Interest and other income decreased by $600,000 to $29.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Interest expense, net of capitalized interest of $29.1 million, for the nine months ended September 30, 2007 was $107.9 million compared to $108.2 million, net of capitalized interest of $23.7 million, for the nine months ended September 30, 2006. Total interest cost increased $5.1 million due to our new $1 billion Term Loan and additional borrowings under existing facilities, offset by the conversion of the Debentures in July 2007. However, net interest expense decreased due to higher amounts of capitalized interest due to our construction activities.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $2.3 million for the nine months ended September 30, 2007 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2006 to September 30, 2007. During the nine months ended September 30, 2006 we recorded a gain of $1.8 million resulting from the increase in the fair value of interest rate swaps between December 31, 2005 and September 30, 2006. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk”.

Income taxes

Our effective tax rate of 20% is lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that we consider permanently invested abroad, the lower tax rates applicable to our foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A. as described below.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $18.6 million in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and our casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas and Wynn Macau, interest paid, and non-cash charges included in operating income. Net cash provided from operations for the nine months ended September 30, 2007 was $542.3 million compared to $170.2 million provided by operations for the nine months ended September 30, 2006. This increase is due to the operations of Wynn Macau and improved results of Wynn Las Vegas, especially in the casino department.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at September 30, 2007 included approximately $515 million remaining from the $900 million cash received from the sale of our subconcession on September 11, 2006. At September 30, 2007, we had approximately $829.1 million of cash and cash equivalents available for new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore and the expansion of Wynn Macau. Of this amount, approximately $53.1 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A.

At September 30, 2007, we had approximately $46.8 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore; and

•	$30 million restricted for the Encore completion guarantee.

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

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore to the public in early 2009. Design and construction is progressing as expected at Encore. Current construction activities in the various project sections include the following:

•	The high-rise concrete pours have been completed through the 61st floor deck;

•	The drywall, mechanical, electrical and plumbing rough-in is completed up to the 29th floor and framing is completed up to the 31st floor;

•	Exterior glass installation is complete up to the 50th floor;

•	The low-rise casino concrete pours and the structural steel in the meeting rooms are complete.

•	The structural steel for the lowrise is complete;

•	Concrete pours are complete for both the employee parking garage and the guest self park garage.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the theatre remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from our existing Credit Facilities, operating cash flow from Wynn Las Vegas and proceeds from the $400 million addition to the Wynn Las Vegas First Mortgage Notes completed in November 2007. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, we executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. As of September 30, 2007, we incurred approximately $775.8 million of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and proceeds from the $400 million addition to the First Mortgage Notes completed in November 2007;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities; and,

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we are permitted to make up to $172.2 million of capital expenditures in 2007, of which we have expended approximately $40.5 million through September 30, 2007. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Wynn Macau

Wynn Macau was completed and the casino resort opened on September 6, 2006. Construction and development on the expansion of Wynn Macau is progressing as planned. This expansion includes additional gaming space, a dramatic front feature attraction, a theater showroom and additional food, beverage and retail amenities. In September 2007, we opened approximately 20,000 square feet of additional gaming space and one restaurant at Wynn Macau in this expansion. The remaining portion of the expansion is expected to open by the first quarter of 2008. After the completion of the expansion, Wynn Macau is expected to have a total of approximately 380 table games and 1,200 slot machines.

In July 2007, Wynn Macau S.A. issued a notice to proceed and on November 8, 2007, executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of the Wynn Diamond Suites. While the complete project budget is still being finalized, we expect total cost to be in the range of $550 to $600 million. We expect Wynn Diamond Suites to open to the public in the first half of 2010.

As of September 30, 2007, the Company has incurred approximately $1.1 billion of the total Wynn Macau project budget of approximately $1.2 billion, including the expansion, and approximately $29.6 million related to Wynn Diamond Suites.

Financing Activities

Wynn Resorts, Limited

On June 7, 2007, our Board of Directors authorized an equity repurchase program of up to $1.2 billion which may include purchases of both our common stock and our 6% Convertible Debentures due 2015. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of September 30, 2007, we had repurchased 1,889,321 shares of our common stock through open market purchases for a net cost of $179.3 million, at an average price of $94.89 per share.

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

Loans under the Term Loan accrue interest at our election of LIBOR or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans are payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if the Company’s net liquidity is equal to or greater than

$400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if the Company’s net liquidity is less than $400 million. For borrowings under the Term Loan, we expect to elect interest at LIBOR plus a margin of 2.25% on the outstanding balance. We pay 112.5 bps per annum of the actual daily amount by which the actual Term Loan commitment exceeds the outstanding amount of the Term Loan.

On October 3, 2007, we completed a secondary common stock offering of 4,312,500 shares with net proceeds of $154 per share or $664,125,000. We intend to use the proceeds for general corporate purposes and to enhance our financial flexibility for future projects and potential new developments.

Wynn Las Vegas and Encore

As of September 30, 2007, our Wynn Las Vegas Credit Facilities consist of a $900 million revolving credit facility (the “Revolver”) and $225 million term loan facility (the “Wynn Las Vegas Term Loan”). For borrowings under the Wynn Las Vegas Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

As of September 30, 2007, there was $91.5 million outstanding under the Revolver. We also had $16.7 million of outstanding letters of credit that reduced our availability under the Revolver. Consequently, $791.8 million remains available under the Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1% to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability under the Revolver. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability under the Revolver will be based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

In April 2007, we amended the Wynn Las Vegas Credit Facilities to: (a) have the Final Completion as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million from the Completion Guaranty Deposit Account, ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price construction contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

In October 2007, we amended the Wynn Las Vegas Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’

insurance related obligations. Also in October, 2007, pursuant to the Wynn Las Vegas Credit Facilities, Wynn Las Vegas entered into a pre-agreed upon form of Amended and Restated Master Disbursement Agreement with Deutsche Bank Trust Company Americas as Bank Agent and Disbursement Agent.

On November 6, 2007, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “issuers”), each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, issued, in a private offering, $400 million aggregate principal amount of 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount. The notes were issued under the same indenture as the previously issued 6 5/8% First Mortgage Notes. The notes rank pari passu with, and will vote on any matter submitted to noteholders with, the previously issued 6 5/8% First Mortgage Notes. The notes are senior secured obligations of the issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the issuers and guarantors.

The notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, we may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. We have agreed to make an offer to exchange the notes for registered, publicly traded notes that have substantially identical terms as the notes.

$32.5 Million Term Loan for Aircraft

On May 10, 2007, World Travel G-IV, a subsidiary of Wynn Resorts, entered into a $32.5 million term loan credit facility to finance the purchase of an aircraft. The loan will bear interest at LIBOR plus 1.15% and will mature on August 10, 2012. Principal and interest payments are made quarterly beginning July 1, 2007. Principal payments are approximately $542,000 with a balloon payment of $21.1 million due at maturity.

Wynn Macau

On June 27, 2007, Wynn Resorts (Macau) S.A., amended its credit facilities, dated September 14, 2005 (“Amended Common Terms Agreement”), and entered into other related amendments and agreements with a syndicate of lenders. The Amended Common Terms Agreement and related agreements took effect on June 29, 2007 and expand availability under Wynn Macau, S.A.’s existing senior bank facility from $764 million to $1.550 billion, including a $550 million equivalent fully funded senior term loan facility, and a $1 billion senior revolving credit facility. Wynn Macau, S.A. also has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. All of the senior credit facilities described above are collectively referred to herein as the “Senior Secured Credit Facilities”.

The term loan facilities mature in June 2014, and the revolving credit facility matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Senior Secured Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.75%.

Borrowings under the Senior Secured Credit Facilities will be used to complete the expansion of Wynn Macau and fund pre-opening expenses for the expansion, to finance the development of the Wynn Diamond Suites, make investments in other projects in and around Macau and for general corporate purposes.

As part of the amendment to the Senior Secured Credit Facilities, Wynn Resorts Limited’s remaining support obligations to Wynn Macau and $30 million in contingent equity previously provided by the Company have been released.

Collateral for the Wynn Macau senior bank facility consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

$44.75 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircrafts. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at the 90-day LIBOR plus 125 basis points. In connection with this transaction, we incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Contractual Obligation and Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business during the nine months ended September 30, 2007 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as follows. As of September 30, 2007, we had borrowed $150 million under a $1 billion term loan facility entered into on June 21, 2007. The term loan will mature and be payable on June 21, 2010. Additionally, our obligations over the next 1 to 3 years under construction contracts and commitments increased by approximately $1.6 billion upon our execution of a first amendment to the Contract with our contractor for the construction of Encore totaling $1.3 billion and in July 2007, Wynn Resorts (Macau), S.A. issued a notice to proceed to the general contractor with respect to approximately $347.8 million of construction costs relating to the construction of Wynn Diamond Suites.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and partially on our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The other Credit Facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to these policies for the nine months ended September 30, 2007, other than as related to the allowance for estimated doubtful accounts receivable and income taxes as noted below.

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

As of September 30, 2007 and December 31, 2006, approximately 63% and 59% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	September 30, 2007	December 31, 2006
Casino accounts receivable	$159,292	$148,929
Allowance for doubtful casino accounts receivable	$58,118	$35,183
Allowance as a percentage of casino accounts receivable	36.5%	23.6%
Percentage of casino accounts receivable outstanding over 180 days	23.6%	13.9%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to a normal increase in casino accounts receivable outstanding over 180 days. While collection efforts remain active, it is our current policy to fully reserve all accounts over one year old. Our reserve methodology is applied similarly to credit extended at both Wynn Las Vegas and Wynn Macau. As of September 30, 2007 and December 31, 2006, approximately 27% and 10% respectively, of our outstanding casino account receivable balance originated at Wynn Macau.

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

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During our development stage, we accumulated significant net operating losses, which generated significant deferred tax assets. Because of the Company’s limited operating history, we had previously fully reserved these net deferred tax assets. On September 11, 2006, we recorded a gain of $899.4 million on the sale of the subconcession right. Accordingly we determined that a substantial portion of these net deferred tax assets have become more likely than not realizable as defined by SFAS No. 109.

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

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company recognized no amounts for interest or penalties.

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

Wynn Las Vegas

As of September 30, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new term loan facility at approximately 5.7%, changes in fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value as the swap does not qualify for hedge accounting.

Wynn Macau

As of September 30, 2007, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under Wynn Macau S.A.’s senior term loan facility. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$141.1 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

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

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values of our interest rate swap arrangements (reflected in deposits and other assets or in other long-term liabilities as appropriate) as of September 30, 2007 and December 31, 2006 (all amounts in thousands):

Asset / (Liability) Fair Value at:	Wynn Las Vegas Interest Rate Swap	Wynn Macau Interest Rate Swaps	All Interest Rate Swaps
September 30, 2007	$2,004	$(1,030)	$974
December 31, 2006	$4,789	$(1,467)	$3,322

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

Interest Rate Sensitivity

As of September 30, 2007, approximately 75% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of September 30, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by $6 million.

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

Part II—OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the developments disclosed in our filings with the SEC since the date of the Form 10-K that relate to the risks described in our Form 10-K. The matters described in Part I, “Item 1A. Risk Factors” of our Form 10-K address a number of risks and uncertainties which could materially affect our our business, financial condition, operating results and/or future prospects. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or future prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Debentures Conversions

The Debentures were convertible at each holder’s option into shares of the Company’s common stock at a conversion price of $23.00 per share (equivalent to 43.4782 shares per $1,000 principal amount). During the third quarter of 2007, we issued shares of common stock upon conversion of all of the outstanding Debentures, as set forth below:

Date	Principal Amount of Debentures Converted	Number of Shares Issued Upon Conversion
July 2007	$224,128,000	9,744,680

The shares of common stock were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

Dividend Restrictions

We have not regularly declared or paid cash dividends on shares of our common stock.

Wynn Resorts, Limited is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and partially our subsidiaries’ ability to provide funds to us. Restrictions imposed by Wynn Resorts, Limited subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts, Limited. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; provided that the Wynn Macau, S.A. loan documents permit distribution of the net proceeds from the sale of the subconcession right in September 2006.

$1.2 billion Equity Repurchase Program

On June 7, 2007, the Board of Directors of Wynn Resorts, Limited authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its 6% Convertible Debentures due 2015. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of September 30, 2007, the Company had repurchased 1,889,321 shares of its common stock through open market purchases for net costs of $179.3 million, at an average price of $94.89 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2007	578,487	$96.60	578,487	$1,020,722,922
August 2007	—	—	—	—
September 2007	—	—	—	—

Total	578,487	$96.60	578,487	$1,020,722,922

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant(1).

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	Equity Underwriting Agreement dated September 28, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc.(3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 10, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on October 3, 2007 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED
Dated: November 9, 2007
	By:	/s/ JOHN STRZEMP
John Strzemp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)