Form 10-K
period 2007-12-31
WYNN RESORTS LTD
filed 2008-02-22
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the Nasdaq Stock Market on June 29, 2007 was approximately $4.6 billion

As of February 15, 2008, 112,958,183 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

Wynn Resorts, Limited, a Nevada corporation, was formed in June 2002 and completed an initial public offering of its common stock on October 25, 2002. The Company, led by Chairman and Chief Executive Officer, Stephen A. Wynn, is a leading developer, owner and operator of destination casino resorts. We own and operate two destination casino resorts: “Wynn Las Vegas,” on the “Strip” in Las Vegas, Nevada, and “Wynn Macau,” located in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). We are also currently constructing “Encore Suites at Wynn Las Vegas” or “Encore” and Wynn Diamond Suites at Wynn Macau. We review our results based on the following segments: Wynn Las Vegas, which includes Encore, and Wynn Macau. For more information on the financial results for our segments, see Item 8 “Financial Statements”, Note 19 “Segment Information”.

Unless the context otherwise requires, all references herein to “Wynn Resorts,” the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited and its consolidated subsidiaries.

Wynn Resorts has previously filed registration statements and other documents with the Securities and Exchange Commission (“SEC”). Any document Wynn Resorts files may be inspected, without charge, at the SEC’s public reference room at 450 Fifth Street, N.W. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. Information found on our website is not a part of this Annual Report on Form 10-K.

Our Resorts

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. The resort’s accommodations, amenities and exceptional service have allowed us to attract and retain high quality customers. Wynn Las Vegas offers 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. The Tower Suites at Wynn Las Vegas is the only casino resort in the world to receive both the Mobil five star and AAA five diamond distinctions. In addition, Wynn Las Vegas was recognized in November 2007 by Michelin, the esteemed European restaurant rating system. Three of our restaurants were awarded Michelin stars. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Additionally, our resort received five red pavilions, the highest honor for Michelin rated accommodations. The approximately 111,000 square foot casino features approximately 140 table games, a baccarat salon, private VIP gaming rooms, a poker room, approximately 1,970 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has two showrooms. The “Le Rêve” Theater features “Le Rêve,” a water-based production. The Broadway Theater hosts “Monty Python’s Spamalot,” winner of the 2005 Tony Award for best musical. Performances of Spamalot commenced in the first quarter of 2007. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening. During the year ended December 31, 2007, our average occupancy was 96% and our average daily room rate was $300, which compares favorably to the overall 90.4% average occupancy and $132 average daily room rate of Las Vegas.

Wynn Macau

Wynn Macau opened on September 6, 2006. Wynn Macau currently features approximately 600 hotel rooms and suites, approximately 380 table games and approximately 1,270 slot machines in approximately 205,000 square feet of casino gaming space, five restaurants, a spa and salon, lounges, meeting facilities and approximately 46,000 square feet of retail space featuring boutiques from Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Hermes, Hugo Boss, Louis Vuitton, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu and Zegna. During the year ended December 31, 2007, we completed our expansion of Wynn Macau which added approximately 75,000 square feet of gaming space to the property that opened in late 2006, and 20,000 square feet of retail space including 11 new boutiques. In addition to the gaming and retail facilities that opened in the expansion noted above, in December 2007 Wynn Macau opened its rotunda area which features a gold “prosperity tree” in conjunction with a Chinese zodiac-inspired ceiling show incorporating a descending chandelier. During the year ended December 31, 2007, our hotel occupancy at Wynn Macau was 88.8% and our average daily room rate was $251.

Construction and Development

Wynn Las Vegas

In the ordinary course of our business and in order to increase revenues, we have made and continue to make certain enhancements and refinements to Wynn Las Vegas. Since opening in April 2005, we have remodeled the Fairway Villas, Corsa Cucina, the property’s contemporary Italian restaurant, Tryst and Blush, our nightclubs, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar and improved public baccarat space along with private baccarat salons and converted the Keno lounge to a retail outlet for women’s accessories. In March 2007, we remodeled the Le Rêve Theater, decreasing the seat count from 2,087 to 1,606 to further enhance the guest experience. We have incurred and will continue to incur capital expenditures related to these types of enhancements and refinements at Wynn Las Vegas.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Strip, immediately adjacent to Wynn Las Vegas. Plans for Encore include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. We commenced construction of Encore in the second quarter of 2006 and expect to open Encore in December 2008.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the remodeling of the Broadway Theater and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project budget will be funded from our existing Wynn Las Vegas credit facilities, remaining proceeds from a debt issuance in November 2007 and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas. As of December 31, 2007, we had incurred approximately $998.7 million project costs related to the development and construction of Encore and related capital improvements.

Wynn Macau

Wynn Macau opened on September 6, 2006. During the year ended December 31, 2007, we completed an expansion of Wynn Macau that includes approximately 75,000 square feet of additional gaming space, a dramatic front feature attraction as described above, and additional food, beverage and retail amenities. In addition, we have commenced construction of Wynn Diamond Suites, a further expansion of Wynn Macau. Wynn Diamond Suites will add a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas along with restaurants, additional retail space and additional VIP gaming space. While the completed project budget is still being finalized, we expect total costs to be approximately $600 million. We expect Wynn Diamond Suites to open in the first half of 2010. The project budget will be funded from our existing Wynn Macau credit facilities and cash flow from Wynn Macau. Wynn Macau and its recently opened expansion were completed at a cost of approximately $1.1 billion. As of December 31, 2007, we had incurred approximately $53 million related to the Wynn Diamond Suites.

In the ordinary course of our business, in response to market demands and customer preferences and in order to increase revenues, we have made and continue to make certain enhancements and refinements to Wynn Macau. We have incurred and will continue to incur capital expenditures related to these enhancements and refinements.

Other Development Opportunities

We have submitted an application to the government of Macau for a concession of land in Cotai. We have reconfigured our site plan for 52 acres and are awaiting final approval. We are actively engaged in the design of our Cotai project. We continually seek out new opportunities for additional gaming or related businesses, in Las Vegas, other markets in the United States, and worldwide.

Our Strategy

Capitalize on the “Wynn” Brand.    We believe Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and, as such, has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers, especially high-end customers. We believe that Wynn Las Vegas sets a new standard of luxury and elegance for destination casino resorts. We also believe that Mr. Wynn’s reputation and the new standard of luxury and elegance brought to the industry by Wynn Las Vegas and Wynn Macau translate to a high level of anticipation for Encore at Wynn Las Vegas and Wynn Diamond Suites. We intend to extend our “Wynn” brand to other domestic and international opportunities as they arise.

Attract and Deliver High-quality Service and Amenities to High-end Gaming Customers.    Wynn Las Vegas and Wynn Macau were designed and built to attract premium gaming customers. Wynn Las Vegas offers luxurious rooms and suites, high-limit tables, VIP gaming salons, exquisite fine dining, premium retail shopping, distinctive entertainment and an 18-hole golf course. The Tower Suites at Wynn Las Vegas is the only casino resort in the world to have been awarded both the Mobil five star and AAA five diamond distinctions and four of Wynn Las Vegas’ restaurants have been recognized by AAA (including our AAA rated, 5-Diamond French restaurant, Alex) and Michelin, the esteemed European restaurant rating system. Three of our restaurants were awarded Michelin stars. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Overall our resort and country club received five red pavilions, the highest Michelin accommodations rating. Our hotel and gaming offerings are designed to meet the expectations of high-budget, premium customers, including our Asian customers. We expect our Asian customer segment to become even more significant with Wynn Macau, and intend to capitalize on cross-marketing opportunities between Wynn Las Vegas and Wynn Macau.

Marketing.    We have positioned Wynn Las Vegas as a full-service luxury resort and casino in the leisure, convention and tour and travel markets. We market Wynn Las Vegas directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. We offer high-roller gaming customers premium suites and special hotel services, and have a guest loyalty program that integrates all gaming, hotel, food, beverage and retail revenue generated by a particular guest and compares it against incurred expenses to determine the profitability of that guest. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also use our integrated database to target specific customers for promotions that might induce them to visit Wynn Las Vegas.

Mr. Wynn and our marketing team have developed a substantial network of long-standing international and domestic premium customers. Mr. Wynn’s reputation has attracted experienced, high-level international and domestic casino marketing executives to work for us. We have marketing executives located in local offices in Tokyo, Hong Kong, Macau, Singapore, Taiwan, Vancouver and southern California, as well as independent marketing representatives in major U.S. and foreign cities.

We also create general market awareness for Wynn Las Vegas and Wynn Macau through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

Capitalize on our Opportunity in Macau.    The government of Macau has made a major commitment to ensure that Macau becomes a tourist destination of choice in Asia by encouraging significant investment in new and expanded casino entertainment facilities to enhance its reputation as a casino resort destination and to attract additional tourists and lengthen stays. The Chinese government continues to gradually relax its travel and currency restrictions, allowing mainland Chinese from certain urban centers and economically developed areas to visit Macau without joining a tour group and increasing the amount of currency that Chinese citizens are permitted to bring into Macau. We expect tourism in Macau to continue to grow as the Chinese government continues to liberalize restrictions on travel and currency movements.

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

Las Vegas Real Estate Assets.    Wynn Las Vegas is located on approximately 55 acres on the famed Las Vegas Strip. Our property is located between the approximately 3.2 million square feet of convention space operated by the Las Vegas Convention and Visitors Authority and the Palazzo and Venetian Casino Resort and their approximately 1.8 million square foot Sands Expo Center; diagonally across from the Mirage and the Treasure Island Hotel and Casino; directly across from the Fashion Show Mall and Trump Towers; and across from Echelon and The Plaza, which are currently under development. Encore is being constructed on 20 acres of land adjacent to Wynn Las Vegas. We also have an approximately 142-acre parcel of land behind Wynn Las Vegas, which is currently used as a golf course. In addition, we have approximately 5 acres adjacent to the golf course on which an office building is located and approximately 18 acres of land across Sands Avenue, a portion of which is improved with an employee parking garage.

We are developing a long-range master plan for the 142-acre golf course. It is not expected that any construction on the golf course land would begin before 2009.

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

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the United States. During the year ended December 31, 2007, the Las Vegas gaming and hotel markets continued their upward trends with, among other things, a 0.7% increase in visitation to 39.2 million visitors, a 2.3% increase in Las Vegas Strip gaming revenue and a 10.3% increase in average daily room rates, all as compared to the year ended December 2006.

Many properties on the Las Vegas Strip have opened over the past ten years, including the Bellagio, Mandalay Bay Resort & Casino, Paris Las Vegas, Planet Hollywood Resort & Casino (formerly known as the Aladdin), The Venetian and The Palazzo. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including Bellagio, Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. As a result, the casino/hotel industry in Las Vegas is highly competitive. Wynn Las Vegas is located on the Las Vegas Strip and competes with these and other high-quality resorts and hotel casinos, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas.

Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage, The Venetian, The Palazzo and others, have themes and attractions which draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

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

In addition to the existing casinos with which Wynn Las Vegas currently competes, several new multi-billion dollar resorts are expected to open on or near the Las Vegas Strip before 2011. The major projects, which have either been announced or are currently under construction include, but are not limited to:

•	Echelon Place—A development by Boyd Gaming located north of Wynn Las Vegas on the Strip.

•	City Center—a development by the MGM Mirage Dubai World 50/50 joint venture located south of Wynn Las Vegas on the Strip.

•	Fontainebleau Las Vegas—A development by Fontainebleau Resorts located north of Wynn Las Vegas on the Strip.

•	The Plaza, Las Vegas—A development by the Elad Group located across the street from Wynn Las Vegas on the Strip.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred in December 1999 from Portuguese to Chinese political control. Macau is a special administrative region of China located approximately 37 miles southwest of, and less than one hour away via ferry from, Hong Kong and has been a casino destination for more than 40 years. Macau consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is positioned in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau generated approximately $10.3 billion in gaming revenue in 2007, a 47% increase over the $6.98 billion generated in 2006, making Macau the largest gaming market in the world.

Macau’s gaming market is primarily dependent on tourists. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 27 million people visited Macau in 2007, an increase of approximately 23% over the 22 million visitors of 2006. From 1999 through 2007, less than one-half of visitors traveling to Macau stayed overnight in hotels and guestrooms and, for those who stayed overnight in hotels and guestrooms, the average length of stay was only one to two nights. We expect the average length of stay to increase as a result of new, upscale hotel resort accommodations in Macau, including Wynn Macau.

Gaming customers traveling to Macau typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 91% of the tourists who visited Macau in 2007 came from mainland China, Hong Kong and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, including Beijing, Shanghai, Taipei, Manila, Singapore and Bangkok.

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

Currently, there are 29 operating casinos in Macau. In addition, there are several large casino resorts currently under construction and development.

Sociedade de Jogos de Macau (“SJM”) operates 19 of the 29 casinos. SJM is controlled by Stanley Ho, who through another entity, controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years. Most of SJM’s casinos are relatively small facilities, which are offered as amenities in hotels; however, a few are substantial operations. Two of the larger casinos in Macau are operated by SJM: the Hotel Lisboa and The Grand Lisboa. In addition, an affiliate of Mr. Ho owns most of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong.

A joint venture of MGM MIRAGE and Pansy Ho Chiu-king (Stanley Ho’s daughter) opened the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau, in December 2007. At opening, the property included a 600 room hotel, several restaurants as well as other attractions, approximately 375 table games and approximately 900 slot machines.

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

Las Vegas Sands Corp., the owner and operator of The Venetian and The Palazzo resorts in Las Vegas and a former partner of Galaxy, has entered into a sub-concession agreement with Galaxy which allows it to independently develop and operate casinos in Macau.

The Sands Macao opened in 2004, and offers approximately 632 table games and approximately 1,457 slot machines. In August 2007, Las Vegas Sands Corp. opened the Venetian Macao Resort Hotel, a 3,000 suite hotel, casino and convention center complex, with retail, dining and entertainment, all with a Venetian-style theme similar to that of its Las Vegas property. At opening, the Venetian Macao offered approximately 870 table games and more than 3,400 slot machines. In addition, Las Vegas Sands Corp. has proposed a masterplan for other large developments in Cotai that would include: additional hotel properties (including Four Seasons, Sheraton, Hilton and others) as well as serviced apartment units and additional retail and related space.

A joint venture consisting of Melco, a Hong Kong stock exchange-listed company and Publishing & Broadcasting Ltd. (PBL), an Australian company, is currently operating the Crown Macau (which opened in May 2007) and is constructing the City of Dreams, a large resort in Cotai, which is anticipated to open in 2009. This joint venture operates its properties under the subconcession purchased from us.

The Macao Studio City project, a joint venture consisting of Hong Kong-based eSun Holdings and New Cotai, LLC, is currently under construction and expected to open in mid 2009. The Macao Studio City is being developed in Cotai and is expected to feature a theater, television and film production facilities, retail, gaming, entertainment and world-class hotels. Macao Studio City’s casino is expected to be managed by PBL Melco.

Our casino concession agreement allows the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines. Two large-scale casinos that are being developed currently in Singapore will add further competition to the region. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia.

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

Nevada

Introduction.    The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Wynn Las Vegas’ operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we refer to herein collectively as the “Nevada Gaming Authorities.”

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

•	preventing cheating and fraudulent practices; and,

•	providing a source of state and local revenue through taxation and licensing fees.

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

Company Registration Requirements.    Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of First Mortgage Notes registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the First Mortgage Notes, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

Requirements for Voting Securities Holders.    Regardless of the number of shares held, any beneficial owner of Wynn Resorts’ voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and,

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

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

Consequences of Being Found Unsuitable.    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Wynn Resorts;

•	pay remuneration in any form to that person for services rendered or otherwise; or,

•

fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Debt Securities Ownership.    The Nevada Gaming Commission may, in its discretion, require the owner of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or,

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Approval of Public Offerings.    We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 22, 2007, the Nevada Gaming Commission granted us and Wynn Las Vegas, LLC prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Approval of Defensive Tactics.    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations of Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and,

•	promote a neutral environment for the orderly governance of corporate affairs.

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

Fees and Taxes.    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or,

•	the number of table games operated.

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

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or,

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages.    The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas licenses for such purposes. In addition to approving Wynn Las Vegas, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Macau

General.    As a casino concessionaire, Wynn Macau, S.A. is subject to the regulatory control of the Government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires or subconcessionaires are permitted to operate casinos. Subconcessions may be awarded subject to the approval of the Macau government and, to date, each concessionaire has issued one subconcession. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, forms the framework for the regulation of the activities of the concessionaire.

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

Each concessionaire is required to engage an executive director who must be a permanent resident of Macau and the holder of at least 10% of the capital stock of the concessionaire. The appointment of the executive director and of any successor is ineffective without the approval of the Macau government. All contracts placing the management of a concessionaire’s casino operations with a third party also are ineffective without the approval of the Macau government.

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 4% of gross gaming revenue for the promotion of public interests, social security, infrastructure and tourism. Concessionaires are obligated to withhold, according to the rate in effect as set by the government, from any commissions paid to games promoters. Such withholding rate may be adjusted from time to time.

A games promoter, also known as a junket representative, is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation, accommodations, provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. Macau law provides that games promoters representatives must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect owners of 5% or more of a games promoters (regardless of its corporate form or sole proprietor status), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a games promoters license is one calendar year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years.

Under Macau law, licensed games promoters must identify outside contractors who assist them in their promotion activities. These contractors are subject to approval of the Macau government. Changes in the management structure of business entity games promoters licensees must be reported to the Macau government and any transfer or the encumbering of interests in such licensees is ineffective without prior government approval. To conduct gaming promotion activities licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

Macau law further provides that concessionaires are jointly responsible with their games promoters for the activities of such representatives and their directors and contractors in the concessionaires’ casinos, and for their compliance with applicable laws and regulations. Concessionaires must submit annual lists of their games promoters for the following year, and must update such lists on a quarterly basis. The Macau government may designate a maximum number of games promoters and specify the number of games promoters a concessionaire is permitted to engage. Concessionaires are subject to periodic reporting requirements with respect to commissions paid to their games promoters representatives and are required to oversee their activities and report instances of unlawful activity.

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

Concession Agreement.    The concession agreement between Wynn Macau S.A. and the Macau government requires Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion patacas (approximately US$500 million) in Macau-related projects by June 2009. This obligation was satisfied upon the opening of Wynn Macau.

Wynn Macau, S.A. was also obligated to obtain, and did obtain, a 700 million pataca (approximately US$87 million) bank guarantee from Banco National Ultramarino, S.A. (“BNU”) that was effective until March 31, 2007. The amount of this guarantee was reduced to 300 million patacas (approximately US$37 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. Wynn Macau, S.A. is obligated, upon demand by BNU, to promptly repay any claim made on the guarantee by the Macau government. BNU is currently paid an annual fee by Wynn Macau, S.A. for the guarantee not to exceed 5.2 million patacas (approximately US$0.7 million).

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

The government of Macau may unilaterally rescind the concession if Wynn Macau, S.A. fails to fulfill its fundamental obligations under the concession agreement. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau, S.A.:

•	conducts unauthorized games or activities that are excluded from its corporate purpose;

•	abandons or suspends gaming operations in Macau for more than seven consecutive days (or more than 14 days in a civil year) without justification;

•	defaults in payment of taxes, premiums, contributions or other required amounts;

•	does not comply with government inspections or supervision;

•	systematically fails to observe its obligations under the concession system;

•	fails to maintain bank guarantees or bonds satisfactory to the government;

•	is the subject of bankruptcy proceedings or becomes insolvent;

•	engages in serious fraudulent activity, damaging to the public interest; or,

•	repeatedly and seriously violates applicable gaming laws.

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

Employees

As of December 31, 2007, we have a total of approximately 16,500 employees (including approximately 7,000 in Macau).

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 4,500 employees at Wynn Las Vegas. In May 2007, the dealers at Wynn Las Vegas elected the Transportation Workers Union to represent them. We are currently negotiating a contract. Certain other unions may seek to organize the workers at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN”. Wynn Resorts has filed applications with the U.S. Patent and Trademark Office (“PTO”), to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS”, “WYNN DESIGN AND DEVELOPMENT”, “WYNN LAS VEGAS”, “ENCORE”, “WYNN MACAU”, and “WYNN DIAMOND”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of these marks is the use of the surname, “WYNN”. As a general rule, a surname (or a mark primarily constituting a surname) is not registerable unless the surname has acquired “secondary meaning.” To date, Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU”, “WYNN LAS VEGAS”, “ENCORE” and “WYNN DIAMOND”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We recognize that its intellectual property assets, especially the logo version of “WYNN”, are among its most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the United States, we have undertaken a program to register its trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. We have retained counsel and will take all steps necessary to not only acquire but protect its intellectual property rights against such unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under our credit facilities;

•	competition in the casino/hotel and resort industries;

•	completion of Encore on time and within budget;

•	completion of the Wynn Diamond Suites on time and within budget;

•

our intention to fund a substantial portion of the development and construction costs of Encore with anticipated cash flows generated at Wynn Las Vegas and Wynn Diamond Suites with cash flow generated at Wynn Macau;

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

•

the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster, such as the tsunami which struck southeast Asia in December 2004, may have on the travel and leisure industry; and,

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2007, we had total outstanding debt of approximately $3.5 billion. In addition our Wynn Las Vegas credit agreement permits us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future and both the Wynn Macau credit facilities and the Wynn Resorts term loan permit us to incur additional indebtedness if certain conditions are met. Our substantial indebtedness could have important consequences. For example:

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

•

we are required to use a substantial portion of our cash flow from the Wynn Las Vegas operations to service and amortize our Wynn Las Vegas indebtedness and to pay construction costs of Encore, which will reduce the available cash flow to fund working capital, other capital expenditures and other general corporate purposes;

•

we are dependent on certain amounts of cash flow from Wynn Macau to service the indebtedness associated with the Wynn Resorts term loan and Wynn Macau’s indebtedness, which reduces the available cash flow to fund working capital, other capital expenditures and other general corporate purposes at Wynn Macau;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•

we may have a limited ability to obtain additional financing, if needed, to fund construction costs of Encore and Wynn Diamond Suites, satisfy working capital requirements, or pay for other capital expenditures, debt service or other obligations;

•

under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase.

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the United States Bankruptcy Code, and such bankruptcy proceedings will delay or impact the repayment of our secured debt.

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

The agreements governing our debt facilities contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions. The debt facilities impose operating and financial restrictions on us and our restricted subsidiaries, including, among other things, limitations on the ability to:

•	pay dividends or distributions or repurchase equity;

•	incur additional debt;

•	make investments;

•	create liens on assets to secure debt;

•	enter into transactions with affiliates;

•	issue stock of, or member’s interests in, subsidiaries;

•	enter into sale-leaseback transactions;

•	engage in other businesses;

•	merge or consolidate with another company;

•	transfer, sell or otherwise dispose of assets;

•	issue disqualified stock;

•	create dividend and other payment restrictions affecting subsidiaries; and,

•	designate restricted and unrestricted subsidiaries.

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

If Wynn Macau were to cease to produce cash flow sufficient to service its indebtedness or otherwise become unable to make certain payments or dividends to us which we in turn use to service the Wynn Resorts term loan indebtedness, our ability to service the indebtedness of one or both of Wynn Macau or Wynn Resorts would be negatively impacted.

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

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our property, could result in fewer customers visiting, or customers spending less at our properties, which would adversely affect our revenues.

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

We are entirely dependent upon Wynn Las Vegas and Wynn Macau for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas or Macau;

•	a decrease in gaming and non-gaming activities at Wynn Las Vegas or Wynn Macau; and,

•	the outbreak of an infectious disease such as the avian flu.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

Competition for Wynn Las Vegas.    The casino/hotel industry is highly competitive and additional developments are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. Wynn Las Vegas also competes with a large number of other hotels located in and near Las Vegas, as well as other resort destinations. Some of our competitors have established gaming operations, are subsidiaries or divisions of large public companies, and may have greater financial and other resources than we do.

Wynn Las Vegas also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, New Jersey, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, and other forms of gaming. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas.

Competition for Wynn Macau.    Currently, there are 29 operating casinos in Macau. In addition, there are several large casino resorts currently under construction and development.

SJM, controlled by Stanley Ho, who through another entity controlled the monopoly concession to conduct gaming operations in Macau for more than 40 years, is one of the concessionaires and operates 19 of the 29 casinos that are currently operating in Macau. Las Vegas Sands Corp. opened the Sands Macao in May 2004 and the Venetian Macao Resort Hotel in August 2007. Venetian Macao is an all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of their Las Vegas property. MGM MIRAGE, in partnership with Pansy Ho, opened the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau in December 2007. Also, a joint venture consisting of Melco, a Hong Kong stock exchange-listed company, and PBL, opened the Crown Macau in May 2007 and is constructing a large resort in Cotai, called City of Dreams which is anticipated to open in 2009.

Our casino concession agreement permits the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau. Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines. Two large-scale casinos that are being developed currently in Singapore will add further competition to the region. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in Japan, or other Asian countries are successful, Wynn Macau will face additional regional competition.

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

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue. However, unlike Nevada, the gross gaming revenue calculation in Macau does not include deductions for gaming bad debt. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we would have to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables from them. If the laws are not changed, our business in Macau may not be able to realize the full benefits of extending credit to our customers. Although there are proposals to revise the gaming tax regulations in Macau, there can be no assurance that the regulations will be changed.

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

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities Wynn Las Vegas and Wynn Macau offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq and in the Middle East, past outbreaks of infectious disease and tsunamis have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which similar events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

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

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for occurrences of terrorist acts with respect to Wynn Las Vegas and Wynn Macau for up to $800 million at each location for losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

In addition, insurance premiums have increased on available coverage, and we may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums continue to increase, we may not be able to maintain the insurance coverage we currently have or otherwise be able to maintain adequate insurance protection.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have filed applications with the PTO, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS”, “WYNN DESIGN AND DEVELOPMENT”, “WYNN LAS VEGAS” , “ENCORE”, “WYNN MACAU”, and “WYNN DIAMOND.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU,” “WYNN DIAMOND,” “ENCORE,” and “WYNN LAS VEGAS.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We have recognizes that its intellectual property assets, especially the logo version of “Wynn”, are among its most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the United States, we have undertaken a program to register its trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. We have retained counsel and will take all steps necessary to not only acquire but protect its intellectual property rights against such unauthorized use throughout the world.

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

Mr. Wynn and Aruze USA, Inc. each own approximately 21% of our currently outstanding common stock. As a result, Mr. Wynn and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to control all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

On November 13, 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from Nevada’s acquisition of controlling interest statutes. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

In addition, Mr. Wynn and Aruze USA, Inc., together with Baron Asset Fund, have entered into a stockholders’ agreement. Under the stockholders’ agreement, Mr. Wynn and Aruze USA, Inc., have agreed to vote their shares of our common stock for a slate of directors, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to our board of directors. In addition, in November 2006 this agreement was amended to require the written consent of both Mr. Wynn and Aruze USA, Inc. prior to either party selling any shares of Wynn Resorts that it owns.

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

Simultaneous construction of Encore and of Wynn Diamond Suites may stretch management time and resources and may impact Wynn Las Vegas and Wynn Macau.

Both the development and construction for Encore and Wynn Diamond Suites continue. Since there is some overlap of the development and construction of these projects, members of our senior management are simultaneously involved in planning and developing both of these projects which may divert management resources from the construction and/or opening of either project. Management’s inability to devote sufficient time and attention to any one project may delay the construction or opening of either or both of the projects. Any delay caused by such circumstances could have a negative effect on our business and operations.

In addition, although we intend to construct Encore with minimal impact on Wynn Las Vegas, and Wynn Diamond Suites with minimal impact on Wynn Macau, we cannot assure you that the construction will not disrupt the operations of Wynn Las Vegas or Wynn Macau or that it will be implemented as planned. Therefore, the construction of Encore and Wynn Diamond may adversely impact the business, operations and revenues of Wynn Las Vegas and Wynn Macau.

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

The development costs of Wynn Diamond Suites are estimates only, and actual development costs may be higher than expected.

We expect the total development costs of Wynn Diamond Suites to be approximately $600 million. While we believe that the overall budget for the development costs of Wynn Diamond Suites is reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we have certain owners’ contingencies set aside to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs.

Not all of the construction costs of Wynn Macau are covered by a guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We have entered into a guaranteed maximum price construction contract for the design and construction of Wynn Diamond Suites with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor (“Leighton/China State”). The contract covers approximately $347.8 million of the budgeted $600 million design and construction costs. We are responsible for cost overruns with respect to any budgeted components that are not part of the amended guaranteed maximum price contract.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the amended guaranteed maximum price contract.

Under the terms and subject to the conditions and limitations of the guaranteed maximum price construction contract, Leighton/China State is responsible for all construction costs covered by the construction contract that exceed the approximately $347.8 million guaranteed maximum price contained in the contract. The parent companies of the contractor have provided a continuing guaranty by which they guarantee the contractor’s full performance under the construction contract until final payment under that contract. We cannot assure you that the contractor or its parent companies will have sufficient financial resources to fund any cost overruns or liquidated damages for which they are responsible under the guaranteed maximum price contract. Furthermore, neither is contractually obligated to maintain the financial resources to cover cost overruns. If they do not have the resources to meet their obligations and we are unable to obtain funds from them in a timely manner, we may need to pay these excess costs in order to complete construction of Wynn Diamond Suites.

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

The Macau government has the right to unilaterally terminate our concession in the event of our material non-compliance with the basic obligations under the concession and applicable Macau laws. The concession agreement expressly provides that the government of Macau may unilaterally rescind the concession agreement if Wynn Macau, S.A.:

•	conducts unauthorized games or activities that are excluded from its corporate purpose;

•	suspends gaming operations in Macau for more than seven consecutive days (or more than 14 days in a civil year) without justification;

•	defaults in payment of taxes, premiums, contributions or other required amounts;

•	does not comply with government inspections or supervision;

•	systematically fails to observe its obligations under the concession system;

•	fails to maintain bank guarantees or bonds satisfactory to the government;

•	is the subject of bankruptcy proceedings or becomes insolvent;

•	engages in serious fraudulent activity, damaging to the public interest; or,

•	repeatedly violates applicable gaming laws.

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

Certain Nevada gaming laws apply to Wynn Macau’s gaming activities and associations.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. As we develop Wynn Macau, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada are required to comply with certain reporting requirements concerning gaming activities and associations in Macau conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if our Macau-related subsidiaries:

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

•	engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or,

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

We cannot assure you that the Hong Kong dollar and the Macau pataca will continue to be linked to the U.S. dollar, which may result in severe fluctuations in the exchange rate for these currencies. We also cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition and ability to service its debt.

Risks Associated with the Construction and Development of Encore

The development costs of Encore are estimates only, and actual development costs may be higher than expected.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the remodeling of the Broadway Theater and production of “Monty Python’s Spamalot” at Wynn Las Vegas. While we believe that the estimated development and construction costs for Encore are reasonable, these development and construction costs are estimates and the actual costs may be higher than expected. Although we will have certain owners’ contingencies to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs and would be dependent upon Wynn Resorts, which is not a guarantor of debt, to contribute additional capital to achieve final completion of the project. Wynn Resorts has no operations except for those of its subsidiaries, which are not obligated to satisfy any obligations or liabilities of Wynn Resorts.

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

Our ability to fund a substantial portion of the development costs of Encore, and to make interest payments under the credit facilities, the first mortgage notes and any other indebtedness, is dependent on our ability to generate sufficient cash flow from our operations at Wynn Las Vegas. We cannot assure you that Wynn Las Vegas will continue to be able to generate sufficient cash flow to fund such development costs and make the interest payments under the credit facilities, the first mortgage notes and any other indebtedness. Our ability to generate cash flow depends on many factors, including:

•	our operating performance;

•	the demand for services that we provide;

•	general economic conditions and economic conditions affecting Nevada or the hotel/casino industry in particular;

•	our ability to hire and retain employees at a reasonable cost;

•	competition; and,

•	legislative and regulatory factors affecting our operations and business.

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

There are significant risks associated with major construction projects that may prevent completion of Encore on schedule and within budget.

Major construction projects of the scope and scale of Encore entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and,

•	unavailability of construction equipment.

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

As of December 31, 2007, we had approximately $883.3 million available under our credit facilities, which we intend to use to fund construction of Encore. We expect to use the availability under our credit facilities, the proceeds from a debt issuance in November 2007, and cash flow from operations to fund the remaining construction and development costs of Encore.

We have entered into an amended and restated disbursement agreement with the agent under our credit facilities which establishes conditions for the disbursement of funds for Encore.

We cannot assure you that we will be able to satisfy the conditions to funding at the time drawdowns are required to make payments of our construction costs. Satisfaction of various conditions is subject to the discretion of the disbursement agent and the lenders under our credit facilities and/or their consultants and agent, and may therefore be beyond our control. Failure to satisfy the conditions to the drawdowns under our credit facilities could impact our ability to develop and construct Encore. We may not have access to alternative sources of funds necessary to develop and construct Encore on satisfactory terms or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Las Vegas Land

We currently own approximately 240 acres of land on or near the Las Vegas Strip. This consists of approximately 55 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue, an additional parcel of approximately 20 acres fronting Las Vegas Boulevard next to the Wynn Las Vegas site on which we are constructing Encore, the approximately 142-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage.

Las Vegas Water Rights

We own approximately 934 acre-feet of permitted domestic and recreation water rights, which we currently use to irrigate the golf course. We also own approximately 52 acre-feet of permitted (and some certificated) quasi-municipal water rights, which are used to supply the water for the Wynn Las Vegas lake/mountain feature. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Macau Land Concession

The government of Macau owns most of the land in Macau and, in most cases, private interests in real property located in Macau are obtained through long-term leases and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area. The term of the land concession contract is 25 years, and it may be renewed with government approval for successive periods. Wynn Macau, S.A. is obligated to pay, in 10 semi-annual installments, a total land concession premium of approximately 319.4 million patacas (approximately US $40 million) plus interest at 5%. Annual rents of approximately 2.2 million patacas (approximately US $275,000) for the first two years and 3.2 million patacas (approximately US $398,000) thereafter will also be paid in accordance with the land concession contract

In addition, we have submitted an application to the Macau government for a concession of land in Cotai for future development. We recently reconfigured our site plan for 52 acres and are awaiting final approval. We are actively engaged in the design of our Cotai project.

ITEM 3.    LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ exchange under the symbol “WYNN.” The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ National Market Securities.

	High	Low
Year Ended December 31, 2007
First Quarter	$114.60	$89.06
Second Quarter	$107.98	$85.53
Third Quarter	$168.80	$88.41
Fourth Quarter	$176.14	$110.50

Year Ended December 31, 2006
First Quarter	$78.75	$52.44
Second Quarter	$80.19	$64.87
Third Quarter	$78.86	$60.82
Fourth Quarter	$98.45	$66.52

Holders

There were approximately 205 record holders of our common stock as of February 15, 2008.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our and our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the first mortgage notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions. Further, proceeds received by Wynn Resorts as the result of certain dispositions and funds drawn from the Wynn Resorts term loan are not permitted to be paid as a dividend by us.

We have not adopted a policy regarding the payment of dividends, however we plan to evaluate the payment of dividends from time to time.

On November 20, 2007 our Board of Directors declared a cash distribution of $6.00 per common share which was paid on December 10, 2007.

On November 13, 2006, our Board of Directors declared a cash distribution of $6.00 per common share which was paid on December 4, 2006.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Casino Index. The performance graph assumes that $100 was invested on December 31, 2002 in each of the Company’s common stock, the S&P 500 and the Dow Jones US Casino Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Comparison of Cumulative Total Return (*) Among Wynn Resorts, Limited, The S&P 500 And The Dow Jones US Casino Index

*	$100 invested on December 31, 2002 in stock or index, including reinvestment of $6.00 per share cash distribution on December 4, 2006 and $6.00 per share cash distribution on December 10, 2007.

The performance graph should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables reflect the selected consolidated financial data of Wynn Resorts and its subsidiaries. This data should be read together with our Consolidated Financial Statements and Notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our operational results include:

•	On September 11, 2006 we completed the sale of our Macau sub-concession right and recognized a pre-tax gain of $899.4 million.

•	On September 6, 2006, we opened our Wynn Macau resort.

•	On April 28, 2006, we commenced construction of Encore.

•	On April 28, 2005, we opened our Wynn Las Vegas resort.

•	Prior to April 28, 2005, we were solely a development stage company.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net Revenues	$2,687,519	$1,432,257	$721,981	$195	$643
Pre-opening costs	7,063	62,726	96,940	81,321	46,744
Operating income/(loss)	429,403	70,899	(24,556)	(89,798)	(53,335)
Net income/(loss)[1]	258,148	628,728	(90,836)	(204,171)	(40,099)
Basic income/(loss) per share	$2.43	$6.29	$(0.92)	$(2.35)	$(0.50)
Diluted income/(loss) per share	$2.34	$6.24	$(0.92)	$(2.35)	$(0.50)

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,275,120	$789,407	$434,289	$330,261	$341,552
Restricted cash and investments[2]	531,120	237,386	442,602	942,367	400,432
Construction in progress	921,747	345,377	286,570	1,499,284	570,988
Total assets	6,299,282	4,660,180	3,945,283	3,464,413	1,733,323
Total long-term obligations[3]	3,621,998	2,419,992	2,137,082	1,660,169	659,319
Stockholders’ equity	1,948,159	1,645,585	1,562,895	1,644,492	1,001,815
Cash distribution declared per common share	$6.00	$6.00	N/A	N/A	N/A

[1]	Net income for 2006 includes a pre-tax gain on sale of subconcession right of $899.4 million.

[2]	Restricted cash and investments primarily reflect the proceeds of our debt and equity financings that are restricted for the repurchase of our common stock and construction of Encore, and prior to December 31, 2005, for Wynn Las Vegas.

[3]	Includes the current portion of long-term debt and the current portion of the required contract premium payments under our land concession contract relating to Wynn Macau.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. In addition, on April 28, 2006, we commenced construction of “Encore Suites at Wynn Las Vegas” or “Encore”, a hotel casino resort which, when completed, will be fully integrated with Wynn Las Vegas. We have also commenced construction of “Wynn Diamond Suites” an additional hotel tower for Wynn Macau. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Our Resorts

The following table sets forth information about our operating properties as of February 2008:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	111,000	140	1,970
Wynn Macau	600	205,000	380	1,270

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and utilizes approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking.

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond, Mobil Five Star and Michelin award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and a full service spa and salon; and,

•	Two showrooms, two nightclubs and lounges.

The Tower Suites at Wynn Las Vegas is the only casino resort in the world that has been awarded both the Mobil five star and AAA five diamond distinctions. In addition, Wynn Las Vegas was recognized in November 2007 by Michelin, the esteemed European restaurant rating system. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Additionally, Wynn Las Vegas received five red pavilions, the highest honor for Michelin rated accommodations.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2007.

Encore at Wynn Las Vegas

We are constructing Encore on approximately 20 acres on the Las Vegas Strip, immediately adjacent to Wynn Las Vegas. Encore plans include a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore is expected to open in December 2008.

Wynn Macau

We opened Wynn Macau on September 6, 2006. Wynn Macau currently features:

•	An approximately 205,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, approximately 380 table games and approximately 1,270 slot machines;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in five restaurants;

•

Approximately 46,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Hermes, Hugo Boss, Louis Vuitton, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and,

•	Lounges and meeting facilities.

During the year ended December 31, 2007, we completed an expansion of our Wynn Macau property. This expansion included approximately 75,000 square feet of additional gaming space, additional food and beverage amenities and three new retail stores. Subsequent to December 31, 2007, six additional retail stores opened. In addition to the gaming and retail facilities that opened in the expansion noted above, Wynn Macau opened its rotunda area which features a gold “prosperity tree” in conjunction with a Chinese zodiac-inspired ceiling level show incorporating a descending chandelier.

We have commenced construction on a further expansion of Wynn Macau, which was first announced in November 2006. This further expansion will add a fully-integrated resort hotel named “Wynn Diamond Suites,” with approximately 400 luxury suites and six villas, as well as additional VIP gaming areas, food and beverage and retail amenities. We expect Wynn Diamond Suites to open in the first half of 2010.

In response to our evaluation of the completed Wynn Macau and the reactions of our guests, we began to make enhancements and refinements to the property after its opening in 2006 and continued such enhancements during 2007.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

Cotai Development

We have submitted an application to the Macau government for a concession of land in Cotai. We have reconfigured our site plan for 52 acres and are awaiting final approval. We are actively engaged in the design of our Cotai project.

Results of Operations

Our results of operations for the periods presented are not comparable for the following reasons:

•	On September 11, 2006, Wynn Macau completed the sale of a Macau subconcession right and received a cash payment of $900 million;

•	On September 6, 2006, we opened Wynn Macau and began generating operating cash flow;

•	On April 28, 2005, we opened Wynn Las Vegas and began generating operating cash flow. Prior to April 28, 2005, we were solely a development stage company.

Accordingly, our results of operations for the year ended December 31, 2007 include full years of operations for both Wynn Las Vegas and Wynn Macau. In contrast, the year ended December 31, 2006 includes a full year of operations for Wynn Las Vegas and 117 days of operations for Wynn Macau. Wynn Las Vegas operated for 248 days in the year ended December 31, 2005. The table below displays our net revenues for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands).

	For the Years Ended December 31,
	2007	2006	2005
Net Revenues:
Wynn Las Vegas	$1,295,381	$1,138,549	$721,981
Wynn Macau	1,392,138	293,708	—

Total Net revenues	$2,687,519	$1,432,257	$721,981

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussions of our operational performance for the periods in which a Consolidated Statement of Operations is presented. Casinos generally record table games win as a percentage of either drop or turnover and slot win as a percentage of handle. In our casino operations at Wynn Las Vegas, table games win is recorded as a percentage of drop. However, in our casino operations at Wynn Macau, we separate table play into two distinct segments. Our Macau VIP casino segment records table games win as a percentage of turnover, whereas our general casino records win as a percentage of drop.

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

Financial results for the year ended December 31, 2007 compared to financial results for the year ended December 31, 2006.

Revenues

Net revenues for the year ended December 31, 2007 are comprised of $1,949.9 million in casino revenues (72.6% of total net revenues) and $737.6 million of net non-casino revenues (27.4% of total net revenues). Net revenues for the year ended December 31, 2006 were comprised of $800.6 million in casino revenues (55.9% of total net revenues) and $631.7 million of net non-casino revenues (44.1% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our properties’ ADR as well as increased the length of casino play.

Casino revenues for the year ended December 31, 2007 of approximately $1,949.9 million represents approximately a $1,149.3 million (or 143.6%) increase from casino revenues of $800.6 million for the year ended December 31, 2006. The year ended December 31, 2007 includes a full year of Wynn Macau’s operations, compared to only 117 days in 2006. At Wynn Las Vegas, we experienced a 14.6% increase in drop for the year ended December 31, 2007 and the average table games win percentage (before discounts) of 25.3% was above the expected range of 21% to 24%. Table games win percentage was 22.1% for the year ended December 31, 2006. Slot handle at Wynn Las Vegas increased less than 1% during the year ended December 31, 2007 as compared to 2006, and the slot win percentage was within the expected range of 4.5% to 5.5%. Wynn Macau’s win percentage for the VIP casino segment of 3.1% for the year ended December 31, 2007, was just above the expected range of 2.7% to 3.0%. The average table games win percentage at the general casino at Wynn Macau of 19% was at the top of the expected range of 17% to 19%. Wynn Macau’s slot win percentage was within the expected range of 4.5% to 5.5%.

For the year ended December 31, 2007, room revenues were approximately $339.4 million, which represents a $56.3 million (or 19.9%) increase over the $283.1 million generated in the year ended December 31, 2006. Wynn Macau generated $38.8 million of this increase in room revenue during the year ended December 31, 2007, its first full year of operations. See the table below for key operating measures related to room revenue.

	For the Year Ended December 31,
	2007	2006
Average Daily Rate
Wynn Las Vegas	$300	$287
Wynn Macau	$251	$238
Occupancy
Wynn Las Vegas	96.0%	94.4%
Wynn Macau	88.8%	80.6%
REVPAR
Wynn Las Vegas	$288	$271
Wynn Macau	$223	$192

Other non-casino revenues for the year ended December 31, 2007 included food and beverage revenues of approximately $354 million, retail revenues of approximately $124.4 million, entertainment revenues of approximately $64.5 million, and other revenues from outlets such as the spa and salon, of approximately $56.3 million. Other non-casino revenues for the year ended December 31, 2006 included food and beverage revenues of approximately $309.8 million, retail revenues of approximately $87.7 million, entertainment revenues of approximately $66.3 million, and other revenues from outlets, including the spa and salon, of approximately $51.2 million. The full year of operations at Wynn Macau during 2007 compared to only 117 days in 2006 was the primary contributor to the increase in the food and beverage, retail and other revenues. Entertainment revenues decreased slightly due to the closure of the Le Réve theater during March 2007 for renovations.

Departmental, administrative and other expenses

During the year ended December 31, 2007, departmental expenses included casino expenses of $1,168.1 million, rooms expenses of $83.2 million, food and beverage expenses of $212.6 million, and entertainment, retail and other expenses of $161.1 million. Also included are general and administrative expenses of approximately $310.8 million and approximately $36.1 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2006, departmental expenses included casino expenses of $439.9 million, room expenses of $73.9 million, food and beverage expenses of $194.4 million, and entertainment, retail and other expenses of $134.5 million. Also included are general and administrative expenses of approximately $231.5 million and approximately $21.2 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of a full year of operations of Wynn Macau, including the 39 percent gross win tax on casino revenue, and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2007 of $7.1 million decreased by $55.7 million when compared to the year ended December 31, 2006, primarily due to the opening of Wynn Macau in 2006. Pre-opening costs incurred during the year ended December 31, 2007 related to advertising costs associated with the opening of “Monty Python’s Spamalot” at Wynn Las Vegas as well as costs related to Encore and the expansion of Wynn Macau. We expect that pre-opening costs will continue to be incurred in the months before opening as construction and development of Encore and the Wynn Diamond Suites progress.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2007 of $219.9 million increased by $44.5 million when compared to the year ended December 31, 2006, primarily due to a full year of depreciation expense associated with Wynn Macau as well as the placement into service of Wynn Macau’s expansion.

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

Contract termination fee

In February 2006, we agreed with the producers of Avenue Q to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theater at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million. This fee was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas and Wynn Macau properties and the reactions of our guests, we have made and continue to make enhancements and refinements to our properties. Costs relating to assets retired or abandoned as a result of these enhancements and remodel efforts for the year ended December 31, 2007 of $70.2 million have been expensed as property charges. Property charges and other for the year ended December 31, 2007 include the following abandonment charges taken at Wynn Macau: (a) a

$10.2 million charge for the abandonment of costs related to portions of the main kitchen, warehouse, and restaurants to enable the main casino to be connected with the expansion; (b) a $10 million charge related to the abandonment of a parking garage to make way for Wynn Diamond Suites; (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion; and (d) a $15.5 million charge related to the abandonment of a theater. The remaining property charges were related to renovations to portions of the Le Rêve Theater, the abandonment of a marquee sign and the conversion of two retail outlets and a nightclub at Wynn Las Vegas, as well as the remodeling of certain areas at Wynn Macau. Offsetting these charges for the year ended December 31, 2007 is a gain of $9.4 million on the sale of a company aircraft.

During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories at Wynn Las Vegas. In December 2006, Wynn Macau donated an early Ming dynasty vase to the Macau Museum. We purchased the vase in May 2006 for approximately $10.1 million. The vase had been on public display at Wynn Macau prior to its donation to the museum. The $10.1 million expense for the donation of the Ming Vase is included in Property charges and other for the year ended December 31, 2006.

In response to our evaluation of our properties and the reactions of our guests, we continue to make enhancements to both Wynn Las Vegas and Wynn Macau.

Other non-operating costs and expenses

Interest and other income increased by $1 million to $47.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest expense was $143.8 million, net of capitalized interest of $44.6 million, for the year ended December 31, 2007 compared to $148 million, net of capitalized interest of $29.5 million, for the year ended December 31, 2006. Total interest cost increased approximately $10.7 million due to our new $1 billion Term Loan, approximately $4.4 million related to the additional $400 million first mortgage notes issued in November 2007 and approximately $2.0 million related to borrowings under our existing credit facilities and other debt. These increases were offset by approximately $6.2 million less interest due to the conversion of the Debentures in July 2007, as well as an increase of $15.1 million in capitalized interest related to our construction activities.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $6 million for the year ended December 31, 2007 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2006 to December 31, 2007. During the year ended December 31, 2006 we recorded a gain of $1.2 million resulting from the increase in the fair value of interest rate swaps between December 31, 2005 and December 31, 2006. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk”.

Income taxes

Our effective tax rate of 21.1% is lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that we consider permanently invested abroad, the lower tax rates applicable to our foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A. as described below.

Effective December 31, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, for the years ended December 31, 2007 and 2006, we were exempted from the payment of approximately $26.4 million and $4.7 million, respectively, in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and our casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Financial results for the year ended December 31, 2006 compared to financial results for the year ended December 31, 2005.

Revenues

Net revenues for the year ended December 31, 2006 were comprised of $800.6 million in casino revenues (55.9% of total net revenues) and $631.7 million of net non-casino revenues (44.1% of total net revenues). Net revenues for the 248 days of operations for the year ended December 31, 2005 were comprised of $353.7 million in net casino revenues (49.0% of total net revenues) and $368.3 million of net non-gaming revenues (51.0% of total net revenues). The quality of our resorts’ non-gaming amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our properties’ ADR and other non-gaming revenues.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2006 were approximately $800.6 million, which represents approximately a $446.9 million (or 126.4%) increase from the casino revenues of $353.7 million for the year ended December 31, 2005. The increase in casino revenues was driven primarily by the opening of Wynn Macau in September 2006 and Wynn Las Vegas being open for all of 2006 as opposed to only 248 days in 2005. At Wynn Las Vegas, the average table games win percentage (before discounts) of 22.1% was within the expected range of 20% to 23% for the year ended December 31, 2006 compared to 21.5% in the prior year. Slot handle at Wynn Las Vegas for 2006 increased as compared to 2005, however the slot win percentage for 2006 was slightly below the expected range of 5% to 6%. Wynn Macau’s win percentage for the VIP casino segment of 2.4% of turnover was below the then expected range of 2.5% to 2.8%. However, turnover, the leading volume indicator in the VIP casino, met management’s expectations. The average table games win percentage at the general casino at Wynn Macau of 17.1% of drop was at the lower end of the expected range of 17% to 19%, and the volume of table game play was as expected. Wynn Macau’s slot win percentage was within the expected range of 4.5% to 5.5%.

For the year ended December 31, 2006, room revenues were approximately $283.1 million, which represented a $112.8 million (or 66.2%) increase over the $170.3 million generated in the 248 days of operations for the year ended December 31, 2005. The increase was primarily driven by Wynn Las Vegas being open for the full year as opposed to 248 days of operations in 2005, as well as Wynn Macau’s 117 days of operations in 2006. See the table below for key operating measures related to room revenue.

	For the Year Ended December 31,
	2006	2005
Average Daily Rate
Wynn Las Vegas	$287	$274
Wynn Macau	$238	N/A
Occupancy
Wynn Las Vegas	94.4%	92.1%
Wynn Macau	80.6%	N/A
REVPAR
Wynn Las Vegas	$271	$253
Wynn Macau	$192	N/A

Other non-casino revenues for the year ended December 31, 2006 included food and beverage revenues of approximately $309.8 million, retail revenues of approximately $87.7 million, entertainment revenues of approximately $66.3 million, and other revenues from outlets, including the spa and salon, of approximately

$51.2 million. Other non-casino revenues for the 248 days of operations for the year ended December 31, 2005 included food and beverage revenues of approximately $173.7 million, retail revenues of approximately $51.2 million, entertainment revenues of approximately $41.8 million, and other revenues from outlets, including the spa and salon, of approximately $32.2 million. The additional revenue earned in Wynn Macau’s 117 days of operations during 2006 contributed to the increase in the food and beverage and retail revenues. In addition, food and beverage revenues in 2006 benefited significantly from increased revenues from the nightclubs located in Wynn Las Vegas as compared to the 2005 food and beverage revenues.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2006, departmental expenses included casino expenses of $439.9 million, rooms expenses of $73.9 million, food and beverage expenses of $194.4 million, and entertainment, retail and other expenses of $134.5 million. Also included are general and administrative expenses of approximately $231.5 million and approximately $21.2 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2005, departmental expenses included casino expenses of $155.1 million, room expenses of $44.2 million, food and beverage expenses of $118.7 million, and entertainment, retail and other expenses of $80.2 million. Also included are general and administrative expenses of approximately $119 million and approximately $16.2 million charged as a provision for doubtful accounts receivable. The increase in expenses is due primarily to the inclusion of 117 days of the operations of Wynn Macau and increases in Wynn Las Vegas expenses commensurate with the increase in revenues.

In addition, on January 1, 2006, we adopted Statement of Accounting Standard (“SFAS”) No. 123R, “Share-Based Payments”, using the modified prospective method. For the year ended December 31, 2006, we recorded $15.4 million of share based compensation expense which is included in the department of the recipient of the stock based award. Prior to January 1, 2006, we did not recognize expense for employee stock options that were granted at the market price. See our Consolidated Financial Statements Note 15 “Benefit Plans” for more information.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2006 were $62.7 million compared to $96.9 million for the prior year. Wynn Macau, which opened on September 6, 2006, accounted for $60.5 million of the current year pre-opening costs while the balance relates primarily to Encore. Pre-opening costs during the year ended December 31, 2005 related primarily to Wynn Las Vegas which opened on April 28, 2005 and Wynn Macau. We expect that as Encore progresses, pre-opening expenses related to this project will increase as the opening approaches.

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

Contract Termination Fee

In February 2006, we agreed with the producers of “Avenue Q” to end Avenue Q’s exclusive Las Vegas run at Wynn Las Vegas’ Broadway Theater at the end of May 2006. To terminate the contract, we paid a termination fee of $5 million. This fee was recorded in the first quarter of 2006.

Property charges and other

Property charges and other for the year ended December 31, 2006 of $25.1 million increased by $10.8 million compared to the year ended December 31, 2005.

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2006. Costs relating to assets retired as a result of these enhancements and remodel efforts for the year ended December 31, 2006 of $14.4 million have been expensed as property charges. During the year ended December 31, 2006, we remodeled the six North Fairway Villas, several areas of the retail promenade, a portion of the baccarat area to feature a casino bar, improved public baccarat space and private baccarat salons and converted the Keno lounge to a retail outlet for womens’ accessories at Wynn Las Vegas.

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

Interest expense, net of capitalized interest of $29.5 million was $148 million for the year ended December 31, 2006 compared to $102.7 million, net of capitalized interest of $50 million for the same period in 2005. This increase is due to the increase in our borrowings in Macau, slightly higher interest rates and the $20.5 million decrease in interest capitalized once Wynn Las Vegas and Wynn Macau opened.

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

On November 13, 2006, our Board of Directors declared a cash distribution of $6.00 per share on our outstanding common stock. This distribution was paid on December 4, 2006, to stockholders of record as of November 23, 2006. As part of this distribution, we made a payment to the holders of our Debentures so that they participated in the distribution as if they had converted their Debentures to common stock prior to the record date. We paid holders of the Debentures a cash amount equal to $260.87 per $1,000 principal amount, or $58.5 million in total. In accordance with the indenture governing the Debentures, as a result of the payment, no adjustment was made to the conversion price as a result of the cash distribution. The payment was recorded as a distribution to convertible debenture holders in the accompanying Consolidated Statements of Operations.

Gain on sale of subconcession right

On March 4, 2006, we entered into an agreement with Publishing & Broadcasting, Ltd. (PBL) pursuant to which we agreed to sell to PBL for $900 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to operate casinos in Macau.

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

Income Taxes

For the year ended December 31, 2006, our effective tax rate was approximately 21.3%. This rate was lower than the federal statutory rate due to the reduction of our valuation allowance in connection with the sale of the PBL subconcession right and a reduced effective tax rate on our foreign operations (see footnote 17 “Income Taxes”). There were no comparable items in 2005 as we had not yet reached a conclusion that it was more likely than not that our net deferred tax assets were realizable.

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

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows are primarily affected by our operating income generated by Wynn Las Vegas and Wynn Macau, interest paid, and non-cash charges included in operating income. Net cash provided from operations for the year ended December 31, 2007 was $659.2 million compared to $240.8 million provided by operations for the year ended December 31, 2006. This increase is due to the full year of operations at Wynn Macau and improved results at Wynn Las Vegas, especially in the casino department.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at December 31, 2007 included approximately $500 million remaining from the $900 million cash received from the sale of our subconcession on September 11, 2006 and $350 million borrowed under the Wynn Resorts Term Loan Facility on December 31, 2007. At December 31, 2007, we had approximately $1.3 billion of cash and cash equivalents available for operations, new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore and Wynn Diamond Suites. Of this amount, approximately $402.3 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. In addition, we have availability under our Wynn Las Vegas and Wynn Macau credit facilities as noted below under Financing Activities.

At December 31, 2007, we had approximately $531.1 million in cash and investments from the proceeds of our debt and equity financings, which is restricted for the following:

•	Construction, development and pre-opening expenses of Encore;

•	$30 million restricted for the Encore completion guarantee; and,

•	$500 million restricted for repurchases of our common stock.

Cash equivalents include investments in overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore. We expect to open Encore in December 2008. Design and construction is progressing as expected at Encore. Current construction activities in the various project sections include the following:

•	The concrete floor slabs and structural steel are complete for the hotel tower.

•	Exterior glass installation is 95% complete.

•	The furniture and equipment installation is complete up to the 6th floor.

•	The low-rise casino concrete pours and the structural steel are complete.

•	Drywall is 80% complete in the convention area and 20% complete in the casino level, spa level, and back of house.

•	Taxi and valet tunnels are 60% complete and exterior enclosure of the entire low rise is 80% complete.

Our project budget is approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an associated pedestrian bridge and costs incurred in connection with the remodeling of the Broadway Theater and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project is being funded from our Wynn Las Vegas Credit Facilities, operating cash flow from Wynn Las Vegas and proceeds from the $400 million addition to the Wynn Las Vegas First Mortgage Notes completed in November 2007. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore.

In June 2007, we executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million. As of December 31, 2007, we incurred approximately $998.7 million of project costs related to the development and construction of Encore and related capital improvements.

The ongoing costs of Encore will be paid with funds from the following sources and in the following order of priority:

•

First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas and the remaining proceeds from the $400 million addition to the First Mortgage Notes completed in November 2007;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities; and,

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, we were permitted to make up to $172.2 million of capital expenditures in 2007, of which we expended approximately $60.1 million. For 2008, the limit under the Wynn Las Vegas Credit Facilities is $272.1 million. The spending limit may be increased to the extent funds are contributed to Wynn Las Vegas by Wynn Resorts, Limited.

Wynn Macau

Wynn Macau was completed and the casino resort opened on September 6, 2006. During the year ended December 31, 2007 we completed an expansion of Wynn Macau which included additional gaming space, and additional food, beverage and retail amenities. In addition to the gaming and retail facilities that opened in the expansion referenced above, Wynn Macau opened its rotunda area which features a gold “prosperity tree” in conjunction with a Chinese zodiac-inspired ceiling level show incorporating a descending chandelier. In September 2007, we opened approximately 20,000 square feet of gaming space and one restaurant at Wynn Macau. The remaining portion of the expansion opened in December 2007. With the full completion of the expansion, Wynn Macau now has a total of approximately 380 table games and 1,270 slot machines in approximately 205,000 square feet of gaming space. Wynn Macau and its recently opened expansion were completed at a cost of $1.1 billion.

As at Wynn Las Vegas, in response to our evaluation of Wynn Macau and the reactions of our guests, we continue to make certain enhancements and refinements to this property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements.

Wynn Diamond Suites

In June 2007, we commenced construction on Wynn Diamond Suites, a further expansion of Wynn Macau. We expect Wynn Diamond Suites to open in the first half of 2010.

Design of the project continues to progress and current construction activities include the following:

•	The pylons and diaphragm walls for the foundation are complete.

•	Pouring of the ground floor slab has commenced.

While the completed project budget is still being finalized, we expect total costs to be approximately $600 million. The project budget will be funded from our existing Wynn Macau Credit Facilities and cash flow from operations at Wynn Macau.

In July 2007, Wynn Macau S.A. issued a notice to proceed and on November 8, 2007, executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Wynn Diamond Suites. As of December 31, 2007, we have incurred approximately $53 million of project cost related to the development and construction of Wynn Diamond Suites.

Financing Activities

Wynn Resorts, Limited

On June 7, 2007, our Board of Directors authorized an equity repurchase program of up to $1.2 billion which may include purchases of both our common stock and our 6% Convertible Debentures due 2015. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. These repurchases are included within the scope of our overall repurchase program discussed above. As of December 31, 2007, we had repurchased 1,889,321 shares of our common stock through open market purchases for a net cost of $179.3 million, at an average price of $94.89 per share.

On June 15, 2007, we announced that we had called for redemption on July 20, 2007, all of the outstanding principal amount of our 6% Convertible Subordinated Debentures due 2015 (the “Debentures”). Prior to redemption, in July 2007 all of the holders converted their Debentures into shares of our common stock at a conversion price of $23 per share (a conversion rate of approximately 43.4782 shares per $1,000 principal amount of Debentures). Cash was paid in lieu of fractional shares. As a result, in July 2007, $224.1 million principal amount of the Debentures were converted into 9,744,680 shares of our common stock. Accordingly long-term debt was reduced by $224.1 million, equity was increased by $218.9 million, and deferred financing costs were reduced by approximately $5.2 million.

On June 21, 2007, we entered into a $1 billion term loan facility (the “Term Loan”). Borrowings under the Term Loan are available in the form of a delayed-draw term loan facility available through December 31, 2007, with the option to increase the facility to $1.25 billion if certain conditions are met. As of December 31, 2007, we borrowed $1 billion under the Term Loan Facility and no additional amounts are available. The Term Loan will mature and be payable on June 21, 2010. The Term Loan was available to fund (a) our equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes. Of the $1 billion drawn, $500 million has been included as restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2007 as such amount may only be used to fund our equity repurchases.

Loans under the Term Loan accrue interest at our election of LIBOR or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if our net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if our net liquidity is less than $400 million. For borrowings under the Term Loan, we expect to elect interest at LIBOR plus a margin of 2.25% on the outstanding balance. We incurred a fee of 112.5 bps per annum of the actual daily amount by which the actual Term Loan commitment exceeded the outstanding amount of the Term Loan.

On October 3, 2007, we completed a secondary common stock offering of 4,312,500 shares with net proceeds of $154 per share or $664.1 million.

Wynn Las Vegas and Encore

As of December 31, 2007, our Wynn Las Vegas credit facilities consist of a $900 million revolving credit facility (the “Wynn Las Vegas Revolver”) and $225 million term loan facility (the “Wynn Las Vegas Term Loan”) ( together the “Wynn Las Vegas Credit Facilities”). For borrowings under the Wynn Las Vegas Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum. (For further information, see Item 7A. “Quantitative and Qualitative Discussions about Market Risk”.)

As of December 31, 2007, there were no amounts outstanding under the Wynn Las Vegas Revolver. We do have $16.7 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, $883.3 million remains available under the Wynn Las Vegas Revolver for future borrowings for the construction of Encore or for other uses as necessary. For borrowings under the Wynn Las Vegas Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore, the margin will fluctuate between a range of 1 to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability. After the opening of Encore, the annual fee that we will be required to pay for unborrowed availability based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

The $900 million Wynn Las Vegas Revolver will terminate and be payable in full on August 15, 2011. The Wynn Las Vegas Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

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

In October 2007, we further amended the Wynn Las Vegas Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, in lieu of the $500 million unsecured indebtedness in the April 2007 amendment, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’ insurance related obligations. Also in October, 2007, pursuant to the Wynn Las Vegas Credit Facilities, Wynn Las Vegas entered into a pre-agreed upon form of Amended and Restated Master Disbursement Agreement with Deutsche Bank Trust Company Americas as Bank Agent and Disbursement Agent.

On November 6, 2007, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “issuers”), each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, issued, in a private offering, $400 million aggregate principal amount of 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount (the “Additional Notes”). The Additional Notes were issued under the same indenture as the previously issued 6 5/8% First Mortgage Notes. The Additional Notes rank pari passu with, and will vote on any matter submitted to noteholders with, the previously issued 6 5/8% First Mortgage Notes. The Additional Notes are senior secured obligations of the issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the issuers and guarantors.

The Additional Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, we may not offer or sell the Additional Notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. We have agreed to make an offer to exchange the Additional Notes for registered, publicly traded notes that have substantially identical terms as the notes.

$32.5 Million Note Payable for Aircraft

On May 10, 2007, World Travel G-IV, LLC., a subsidiary of Wynn Resorts, entered into a $32.5 million term loan credit facility to finance the purchase of an aircraft. The loan bears interest at LIBOR plus 1.15% and will mature on August 10, 2012. Principal and interest payments are made quarterly beginning July 1, 2007. Principal payments are approximately $542,000, with a balloon payment of $21.1 million due at maturity.

Wynn Macau

On June 27, 2007, Wynn Resorts (Macau) S.A., amended its credit facilities, dated September 14, 2005 (“Amended Common Terms Agreement”), and entered into other related amendments and agreements with a syndicate of lenders. The Amended Common Terms Agreement and related agreements took effect on June 29, 2007 and expand availability under Wynn Macau, S.A.’s existing senior bank facility from $764 million to $1.550 billion, in a combination of Hong Kong and US dollars, including a $550 million equivalent fully funded senior term loan facility (“the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.75%.

Borrowings under the Wynn Macau Credit Facilities will be used to complete the Wynn Diamond Suites, make investments in other projects in and around Macau and for general corporate purposes.

As part of the amendment to the Wynn Macau Credit Facilities, Wynn Resorts Limited’s remaining support obligations to Wynn Macau and $30 million in contingent equity previously provided by us has been released.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

$44.75 Million Note Payable Refinanced as $42 Million Note Payable

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of our aircraft. Principal and interest are due quarterly with a balloon payment of $28 million due at maturity. Interest is calculated at the 90-day LIBOR plus 125 basis points. In connection with this transaction, we incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan.

Cash Distributions

On November 19, 2007, our Board of Directors declared a cash distribution of $6.00 per share on our outstanding Common Stock. This distribution was paid on December 10, 2007 to stockholders of record on November 30, 2007. For the year ended December 31, 2007, $686.1 million was recorded as a distribution in the accompanying Consolidated Statements of Stockholders’ Equity. Of this amount approximately $3.3 million was recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

On November 13, 2006, our Board of Directors declared a cash distribution of $6.00 per share on our outstanding common stock. This distribution was paid on December 4, 2006, to stockholders of record as of November 23, 2006. As part of this distribution, we made a payment to the holders of its Debentures so that they participated in the distribution to the same extent as if they had converted their Debentures to common stock. We paid holders of the Debentures a cash amount equal to $260.87 per $1,000 principal amount. In accordance with the indenture governing the Debentures, as a result of the payment, no adjustment was made to the conversion price as a result of the cash distribution. The total amount of the cash distribution was $669.8 million. This distribution was paid using a portion of the proceeds from the sale of our subconcession in Macau as discussed above and corporate cash.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2007, we had outstanding letters of credit totaling $16.7 million.

Contractual Obligation and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2007 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$3.3	$1,007.1	$359.6	$2,177.4	$3,547.4
Fixed interest payments	112.6	225.3	225.3	215.9	779.1
Estimated variable interest payments[1]	116.8	197.2	86.1	34.1	434.2
Operating leases	16.9	16.7	3.6	2.9	40.1
Construction contracts and commitments	870.4	180.1	—	—	1,050.5
Employment agreements	40.2	47.6	11.6	15.7	115.1
Other[2]	59.6	66.1	18.7	99.0	243.4

Total commitments	$1,219.8	$1,740.1	$704.9	$2,545.0	$6,209.8

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2007.

[2]	Other includes open purchase orders, commitments for an aircraft purchase, land concession and fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8 “Financial Statements”, Note 17 “Income Taxes”, of this report, we adopted the provisions of FIN 48, on January 1, 2007. We had $89.2 million of unrecognized tax benefits as of December 31, 2007. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign the liability as of December 31, 2007, to any particular years in the table.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our and our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to us. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The other credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of subconcession sales.

If completion of Encore is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under the Wynn Las Vegas Credit Facilities. We cannot be sure, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas Credit Facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under our Wynn Macau Credit Facility. However, we cannot be sure that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot be sure that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of Wynn Las Vegas and Wynn Macau, significant start-up costs were incurred and charged to pre-opening costs through the second quarter of 2005 for Wynn Las Vegas and through the third quarter of 2006 for Wynn Macau, as anticipated. Once Wynn Las Vegas and Wynn Macau opened, expenses associated with the opening of the resorts were no longer charged as pre-opening costs. However, start-up costs relating to Encore and Wynn Diamond Suites will continue to be charged to pre-opening costs until such projects are completed and opened.

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

Costs of repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

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

As of December 31, 2007 and December 31, 2006, approximately 65% and 59% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. The collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	December 31, 2007	December 31, 2006
Casino accounts receivable	$216,166	$148,929
Allowance for doubtful casino accounts receivable	$65,647	$35,183
Allowance as a percentage of casino accounts receivable	30.4%	23.6%
Percentage of casino accounts receivable outstanding over 180 days	19.0%	13.9%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to a normal increase in casino accounts receivable outstanding over 180 days. While collection efforts remain active, it is our current policy to fully reserve all accounts over one year old. Our reserve methodology is applied similarly to credit extended at both Wynn Las Vegas and Wynn Macau. As of December 31, 2007 and December 31, 2006, approximately 25% and 10% respectively, of our outstanding casino account receivable balance originated at Wynn Macau.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. As of December 31, 2007, we had three interest rate swaps with changes in the swap fair values being recorded in our Consolidated Statements of Operations.

Share-Based Compensation

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

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions where we operate. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During our development stage, we accumulated significant net operating losses, which generated significant deferred tax assets. Because of our limited operating history, we had previously fully reserved these net deferred tax assets. On September 11, 2006, we recorded a gain of $899.4 million on the sale of the subconcession right. Accordingly we determined that a substantial portion of these net deferred tax assets have become more likely than not realizable as defined by SFAS No. 109.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. We assess potentially unfavorable outcomes of such examinations based on the criteria of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which we adopted on January 1, 2007. The Interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result, our income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5.

FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” is consistent with how that term is used in SFAS No. 109 (i.e. likelihood of occurrence is greater than 50%).

The tax positions failing to qualify for initial recognition is to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2007, 2006 and 2005, we recognized no amounts for interest or penalties.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, during 2007 we were exempted from the payment of approximately $26.4 million in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 157 on January 1, 2008 will not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2007 of our expected long-term indebtedness. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. Accordingly, the one-month LIBOR and HIBOR rates at December 31, 2007 of 4.60% and 3.25%, respectively are used for all variable rate calculations in the table below.

	As of December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	—	$1,700.0	$1,700.0
Average interest rate	—	—	—	—	—	6.6%	6.6%
Variable rate	$3.2	$3.6	$1,003.6	$77.5	$282.1	$477.4	$1,847.4
Average interest rate	5.8%	5.8%	6.8%	5.2%	5.7%	5.8%	6.3%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We account for these swaps under SFAS No. 133 and its related interpretations.

Wynn Las Vegas

As of December 31, 2007, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Wynn Las Vegas Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on borrowings under the Wynn Las Vegas Term Loan at approximately 5.7%, changes in the fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/decrease in swap fair value in our Consolidated Statements of Operations, as the swap does not qualify for hedge accounting.

Wynn Macau

As of December 31, 2007, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings estimated to be incurred under the Wynn Macau Term Loan up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings estimated to be incurred under the Wynn Macau Term Loan up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. Both swap agreements expire on November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on 100% of the US dollar and 35% of the Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 6.59% and 6.52%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/decrease in swap fair value in our Consolidated Statements of Operations as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values as of December 31, 2007 and 2006, of our interest rate swap arrangements (amounts in thousands):

	Wynn Las Vegas	Wynn Macau	All Interest Rate Swaps
Asset / (liability) fair value at: (amounts in thousands)
December 31, 2007	$416	$(3,095)	$(2,679)
December 31, 2006	$4,789	$(1,467)	$3,322

The fair value approximates the amount we would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2007 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve:

	Expected Averages as of December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Average notional amount	$538.5	$—	$—	$—	$—	$—	$538.5
Average pay rate	4.4%	—	—	—	—	—	4.4%
Average receive rate	2.4%	—	—	—	—	—	2.4%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2007, approximately 62% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2007, an assumed 1% change in variable rates would cause our annual interest cost to change by $13.5 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. We have not yet determined whether we will engage in hedging activities to protect against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Wynn Resorts, Limited:

We have audited Wynn Resorts, Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Wynn Resorts, Limited:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007 and changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wynn Resorts, Limited

Las Vegas, Nevada

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of Wynn Resorts, Limited and subsidiaries (the “Company”) for the year ended December 31, 2005. Our audit also included the financial statement schedules of Condensed Financial Information of the Registrant and Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Wynn Resorts, Limited and subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 15, 2006

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,275,120	$789,407
Restricted cash and investments	—	58,598
Receivables, net	179,059	140,232
Inventories	73,291	64,368
Deferred income taxes	24,746	13,727
Prepaid expenses and other	29,775	30,659

Total current assets	1,581,991	1,096,991
Restricted cash and investments	531,120	178,788
Property and equipment, net	3,939,979	3,157,622
Intangibles, net	60,074	65,135
Deferred financing costs	83,087	74,871
Deposits and other assets	97,531	80,792
Investment in unconsolidated affiliates	5,500	5,981

Total assets	$6,299,282	$4,660,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$182,718	$123,061
Current portion of long-term debt	3,273	6,115
Current portion of land concession obligation	5,738	7,433
Income taxes payable	138	87,164
Accrued interest	12,478	15,495
Accrued compensation and benefits	93,097	71,223
Gaming taxes payable	75,014	46,403
Other accrued expenses	18,367	10,742
Customer deposits and other related liabilities	177,605	127,751
Construction retention	16,755	15,700

Total current liabilities	585,183	511,087
Long-term debt	3,533,339	2,380,537
Other long-term liabilities	39,335	5,214
Long-term land concession obligation	6,029	11,809
Deferred income taxes	152,953	97,064
Construction retention	34,284	8,884

Total liabilities	4,351,123	3,014,595

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,259,411 and 101,887,031 shares issued; 114,370,090 and 101,887,031 shares outstanding	1,162	1,018
Treasury stock, at cost; 1,889,321 shares	(179,277)	—
Additional paid-in capital	2,273,078	2,022,408
Accumulated other comprehensive loss	(2,905)	(94)
Accumulated deficit	(143,899)	(377,747)

Total stockholders’ equity	1,948,159	1,645,585

Total liabilities and stockholders’ equity	$6,299,282	$4,660,180

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Operating revenues:
Casino	$1,949,870	$800,591	$353,663
Rooms	339,391	283,084	170,315
Food and beverage	353,983	309,771	173,700
Entertainment, retail and other	245,201	205,213	125,230

Gross revenues	2,888,445	1,598,659	822,908
Less: promotional allowances	(200,926)	(166,402)	(100,927)

Net revenues	2,687,519	1,432,257	721,981

Operating costs and expenses:
Casino	1,168,119	439,902	155,075
Rooms	83,237	73,878	44,171
Food and beverage	212,622	194,403	118,670
Entertainment, retail and other	161,087	134,530	80,185
General and administrative	310,820	231,515	118,980
Provision for doubtful accounts	36,109	21,163	16,206
Pre-opening costs	7,063	62,726	96,940
Depreciation and amortization	219,923	175,464	103,344
Contract termination fee	—	5,000	—
Property charges and other	60,857	25,060	14,297

Total operating costs and expenses	2,259,837	1,363,641	747,868
Equity in income from unconsolidated affiliates	1,721	2,283	1,331

Operating income (loss)	429,403	70,899	(24,556)

Other income (expense):
Interest and other income	47,765	46,752	28,267
Interest expense, net of capitalized interest	(143,777)	(148,017)	(102,699)
Distribution to convertible debenture holders	—	(58,477)	—
Increase (decrease) in swap fair value	(6,001)	1,196	8,152
Gain on sale of subconcession right, net	—	899,409	—
Loss from extinguishment of debt	(157)	(12,533)	—

Other income (expense), net	(102,170)	728,330	(66,280)

Income (loss) before income taxes	327,233	799,229	(90,836)
Provision for income taxes	(69,085)	(170,501)	—

Net Income (loss)	$258,148	$628,728	$(90,836)

Basic and diluted income (loss) per common share:
Net income (loss):
Basic	$2.43	$6.29	$(0.92)
Diluted	$2.34	$6.24	$(0.92)
Weighted average common shares outstanding:
Basic	106,030	99,998	98,308
Diluted	112,685	111,627	98,308

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Treasury Stock	Additional paid-in capital	Deferred compensation- restricted stock	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ equity
	Shares outstanding	Par value
Balances, January 1, 2005	98,983,344	$990	$—	$1,951,906	$(4,079)	$—	$(304,325)	$1,644,492
Issuance of restricted stock	275,000	3	—	18,532	(18,535)	—	—	—
Exercise of stock options	72,950	—	—	1,404	—	—	—	1,404
Acceleration of stock options	—	—	—	497	—	—	—	497
Stock options issued to consultant.	—	—	—	508	—	—	—	508
Amortization of deferred compensation—restricted stock	—	—	—	—	6,830	—	—	6,830
Net loss	—	—	—	—	—	—	(90,836)	(90,836)

Balances, December 31, 2005	99,331,294	993	—	1,972,847	(15,784)	—	(395,161)	1,562,895
Net income	—	—	—	—	—	—	628,728	628,728
Currency translation adjustment	—	—	—	—	—	(94)	—	(94)

Comprehensive income								628,634
Reclassification of deferred compensation	—	—	—	(15,784)	15,784	—	—	—
Issuance of restricted stock	337,500	3	—	(3)	—	—	—	—
Exercise of stock options	1,093,375	11	—	21,779	—	—	—	21,790
Stock-based compensation	—	—	—	18,065	—	—	—	18,065
Conversion of 6% subordinated convertible debentures	1,124,862	11	—	25,504	—	—	—	25,515
Cash distribution	—	—	—	—	—	—	(611,314)	(611,314)

Balances, December 31, 2006	101,887,031	1,018	—	2,022,408	—	(94)	(377,747)	1,645,585
Net income	—	—	—	—	—	—	258,148	258,148
Currency translation adjustment	—	—	—	—	—	(2,811)	—	(2,811)

Comprehensive income								255,337
Exercise of stock options	270,700	3	—	9,177	—	—	—	9,180
Issuance of restricted stock	56,500	1	—	(1)	—	—	—	—
Cancellation of restricted stock	(12,000)	—	—	—	—	—	—	—
Purchase of treasury stock	(1,889,321)	—	(179,277)	—	—	—	—	(179,277)
Issuance of common stock	4,312,500	43	—	663,894	—	—	—	663,937
Cash Distribution	—	—	—	(663,894)	—	—	(22,255)	(686,149)
Stock-based compensation	—	—	—	19,336	—	—	—	19,336
Conversion of 6% convertible debentures	9,744,680	97	—	222,158	—	—	—	222,255
Uncertain tax positons	—	—	—	—	—	—	(2,045)	(2,045)

Balances, December 31, 2007	114,370,090	$1,162	$(179,277)	$2,273,078	$—	$(2,905)	$(143,899)	$1,948,159

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$258,148	$628,728	$(90,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	219,923	175,464	103,344
Deferred income taxes	68,152	170,321	—
Stock-based compensation	18,527	16,712	4,676
Amortization and writeoffs of deferred financing costs, and other	19,318	23,419	14,045
Loss on extinguishment of debt	157	11,316	—
Provision for doubtful accounts	36,109	21,163	16,206
Property charges and other	60,857	25,060	14,297
Equity in income of unconsolidated affiliates, net of distributions	481	(911)	(1,331)
Decrease (increase) in swap fair value	6,001	(1,196)	(8,152)
Gain on sale of subconcession right	—	(899,409)	—
Increase (decrease) in cash from changes in:
Receivables, net	(75,029)	(72,927)	(104,418)
Inventories and prepaid expenses and other	(7,565)	(21,261)	(58,934)
Accounts payable and accrued expenses	54,093	164,287	159,578

Net cash provided by operating activities	659,172	240,766	48,475

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(1,007,370)	(643,360)	(877,074)
Restricted cash and investments	(293,734)	205,216	499,765
Investment in unconsolidated affiliates	—	—	(3,739)
Purchase of intangibles and other assets	(43,216)	(59,456)	(40,181)
Proceeds from sale of subconcession right, net	—	899,409	—
Proceeds from sale of equipment	21,581	—	109

Net cash provided by (used in) investing activities	(1,322,739)	401,809	(421,120)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,180	21,790	1,404
Proceeds from issuance of common stock	664,125	—	—
Cash distributions	(683,299)	(608,299)	—
Proceeds from issuance of long-term debt	1,672,987	746,948	627,131
Principal payments on long-term debt	(297,321)	(440,929)	(121,933)
Proceeds from termination of interest rate swap	—	6,605	—
Purchase of treasury stock	(179,277)	—	—
Payments on long-term land concession obligation	(7,411)	(9,000)	(8,921)
Payment of deferred financing costs and other	(27,045)	(4,572)	(21,008)

Net cash provided by (used in) financing activities	1,151,939	(287,457)	476,673

Effect of exchange rate on cash	(2,659)	—	—

Cash and cash equivalents:
Increase in cash and cash equivalents	485,713	355,118	104,028
Balance, beginning of period	789,407	434,289	330,261

Balance, end of period	$1,275,120	$789,407	$434,289

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$178,072	$133,850	$95,839
Cash distributions to convertible debenture holders	—	58,477	—
Cash paid for income taxes	79,168	180	—
Equipment purchases financed by debt and accrued assets	—	—	860
Stock-based compensation capitalized into construction	809	1,353	2,651

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

In June 2002, the Company’s indirect subsidiary, Wynn Resorts (Macau), S.A. (“Wynn Macau, S.A.”), entered into an agreement with the government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”), granting Wynn Macau, S.A. the right to construct and operate one or more casino gaming properties in Macau. Wynn Macau, S.A.’s first casino resort in Macau is hereinafter referred to as “Wynn Macau”.

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing “Encore Suites at Wynn Las Vegas” or “Encore” and the Wynn Diamond Suites at Wynn Macau or “Wynn Diamond Suites”. Encore will be fully integrated with Wynn Las Vegas and is expected to open in December 2008. Wynn Diamond Suites will be fully integrated with Wynn Macau and is expected to open in the first half of 2010.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash and Investments

Restricted cash and investments consist primarily of certain proceeds of the Company’s financing activities invested in approved money market funds. The majority of these funds are restricted by agreements governing debt instruments for the purchase of the Company’s common stock and the payment of certain construction and development costs relating to Wynn Las Vegas, Encore or Wynn Macau. Amounts classified as current are equal to current construction payables.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of markers to approved casino

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers following investigations of creditworthiness. At December 31, 2007 and 2006, approximately 65% and 59%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income/(loss).

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $44.6 million, $29.5 million and $50 million was capitalized for the years ended December 31, 2007, 2006 and 2005, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $13.2 million, $14.4 million and $14 million was amortized to interest expense during the years ended December 31, 2007, 2006 and 2005, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and is being amortized to interest expense using the effective interest method.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s current interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in swap fair value in the accompanying Consolidated Statements of Operations.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Rooms	$31,518	$26,712	$17,470
Food and beverage	70,827	61,200	38,629
Entertainment, retail and other	9,827	11,546	8,936

	$112,172	$99,458	$65,035

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $25.8 million, $19.9 million and $18.3 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Pre-Opening Costs

Pre-opening costs consisting primarily of direct salaries and wages, legal and consulting fees, insurance, and utilities and travel, are expensed as incurred. The Company incurred pre-opening costs in connection with Wynn Las Vegas, prior to its opening on April 28, 2005 and Wynn Macau, prior to its opening on September 6, 2006 and continues to incur such costs related to Encore and Wynn Diamond Suites.

Income Taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date.

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During the Company’s development stage, it accumulated significant net operating losses, which generated significant deferred tax assets. Because of the Company’s limited operating history, it had previously fully reserved these net deferred tax assets. On September 11, 2006, the Company recorded a gain of $899.4 million on the sale of the subconcession right. Accordingly the Company determined that a substantial portion of these net deferred tax assets have become more likely than not realizable as defined by SFAS No. 109.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB Interpretation No. 48 (“FIN 48”) “Accounting for

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2007, 2006 and 2005, the Company recognized no amounts for interest or penalties.

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

Earnings Per Share

Earnings (loss) per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company includes: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) which were all converted into common stock in July 2007 (see Note 7 “Long Term Debt”).

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005 consisted of the following (amounts in thousands):

	2007	2006	2005
Weighted average common shares outstanding (used in calculation of basic earnings (loss) per share)	106,030	99,998	98,308
Potential dilution from the assumed exercise of stock options, nonvested stock, and the Debentures	6,655	11,629	—

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings (loss) per share)	112,685	111,627	98,308

The calculation of diluted EPS for the year ended December 31, 2007 includes an addition to net income to reflect the interest expense, net of related tax effects, of $5.1 million that would not have been incurred on the Debentures had they been converted as of the beginning of the year up to the conversion date.

The calculation of diluted EPS for the year ended December 31, 2006 includes an addition to net income to reflect the interest expense, net of related tax effects, of $9.5 million and the distribution to convertible debenture holders of $58.5 million that would not have been incurred on the Debentures had they been converted as of the beginning of the year.

For the year ended December 31, 2005, the Company recorded a net loss. Accordingly, the assumed exercise of stock options and the potential conversion of the Debentures were anti-dilutive. As a result, basic EPS is equal to diluted EPS for the year. Potentially dilutive securities that were excluded from the calculation of diluted EPS at December 31, 2005 because including them would have been anti-dilutive, included 3,459,800 shares under stock options, 789,169 shares under nonvested stock grants and 10,869,550 shares under the assumed conversion of the Debentures.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 and related interpretations. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company adopted this statement on January 1, 2006 under the modified prospective method. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period. In applying the modified prospective method, financial statements of prior periods presented do not reflect any adjusted amounts (i.e. prior periods do not include compensation cost calculated under the fair value method).

Further information on the Company’s share-based compensation arrangements is included in Note 15 “Benefit Plans—Share-Based Compensation”.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The interpretation provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and translation. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this statement was effective January 1, 2007. The Company recorded a $2 million cumulative effect adjustment to accumulated deficit in the first quarter of 2007 as a result of the adoption of FIN 48. See Note 17 “Income Taxes” for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement will not have a material impact the Company’s consolidated financial statements after it is adopted on January 1, 2008.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)”. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF Issue No. 06-03 was effective on January 1, 2007. The Company has historically and will continue to record taxes collected from customers on a net basis. Accordingly, the adoption of EITF Issue No. 06-03 did not have an effect on the Company’s results of operation or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the consolidated financial statements for 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

3.    Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Casino	$216,166	$148,929
Hotel	19,464	17,292
Other	9,575	9,538

	245,205	175,759
Less: allowance for doubtful accounts	(66,146)	(35,527)

	$179,059	$140,232

4.    Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Land and improvements	$615,894	$603,290
Buildings and improvements	1,799,321	1,553,447
Airplanes	77,326	57,582
Furniture, fixtures and equipment	896,060	788,375
Leasehold interest in land	66,983	67,187
Construction in progress	921,747	345,377

	4,377,331	3,415,258
Less: accumulated depreciation	(437,352)	(257,636)

	$3,939,979	$3,157,622

As of December 31, 2007 and 2006, construction in progress includes interest and other costs capitalized in conjunction with Encore, the expansion at Wynn Macau which was completed during 2007 and Wynn Diamond Suites.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2006	$39,317	$11,250	$6,400	$1,013	$57,980
Additions	—	14,497	—	—	14,497
Amortization	(2,384)	(4,958)	—	—	(7,342)

December 31, 2006	36,933	20,789	6,400	1,013	65,135
Additions	—	—	—	286	286
Amortization	(2,384)	(2,963)	—	—	(5,347)

December 31, 2007	$34,549	$17,826	$6,400	$1,299	$60,074

Water rights reflect the fair value allocation determined in the purchase of the Desert Inn in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Show production rights represent amounts paid to purchase the rights to “Monty Python’s Spamalot” and the “Le Rêve” production shows. On May 31, 2006, the Company entered into an agreement to acquire substantially all intellectual property rights related to “Le Rêve” which were previously only licensed to the Company. The Company paid $14.5 million to acquire substantially all of the rights in and to “Le Rêve”. The rights acquired enable the Company to produce, present, enhance, or alter the performance of “Le Rêve” after May 31, 2006. The Company expects that amortization of show production rights will be approximately $3.1 million for each of the years 2008 through 2012, approximately $1.9 million in 2013 and approximately $0.2 million in 2014.

The gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the gaming concession will be approximately $2.4 million each year from 2008 through 2021, and approximately $1.2 million in 2022.

6.    Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Entertainment production costs	$38,986	$30,057
Base stock	15,940	21,155
Deposits and other	38,855	21,041
Interest rate swaps	—	4,789
Golf memberships	3,750	3,750

	$97,531	$80,792

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $10,816	$1,689,184	$1,300,000
$1 billion Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25% (approximately 7.1%)	1,000,000	—
6% Convertible Subordinated Debentures, due July 15, 2015	—	224,128
$900 million Wynn Las Vegas Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 6.2% and 7.0% respectively)	—	88,892
$225 million Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 6.9% and 7.2% respectively)	225,000	225,000
$550 million Macau Senior Term Loan Facilities (as amended June 2007); due June 27, 2014; interest at LIBOR or HIBOR plus 1.75% (approximately 5.5% and 8.1% respectively)	549,995	496,729
$44.75 million Note Payable; due March 31, 2010; interest at LIBOR plus 2.375% (approximately 7.7%)	—	38,510
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25% (approximately 6.5% )	40,950	—
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15% (approximately 6.02%)	31,417	—
Note payable—Aircraft; interest at 5.67%	—	13,274
Other	66	119

	3,536,612	2,386,652
Current portion of long-term debt	(3,273)	(6,115)

	$3,533,339	$2,380,537

6 5/8% First Mortgage Notes

On December 14, 2004, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued $1.3 billion aggregate principal amount of 6 5/8% First Mortgage Notes (the “First Mortgage Notes”). The First Mortgage Notes mature on December 1, 2014 and bear interest at the rate of 6 5/8% per year. The Company pays interest on the First Mortgage Notes on June 1st and December 1st of each year. Commencing December 1, 2009, the First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.313% of the principal amount redeemed and declining ratably on December 1st of each year thereafter to zero on or after December 1, 2012.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes and the guarantees thereof are secured by: (1) all amounts on deposit from time to time (currently $31.1 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (2) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (3) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (4) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC.

The obligations of the Issuers and the guarantors under the First Mortgage Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

On November 6, 2007, the Issuers issued, in a private offering, $400 million aggregate principal amount of 6 5/8% First Mortgage Notes due 2014 at a price of 97.25% of the principal amount (the “Additional Notes”). The Additional Notes were issued under the same indenture as the First Mortgage Notes issued on December 14, 2004.

The Additional Notes rank pari passu with, and will vote on any matter submitted to note holders with, the previously issued First Mortgage Notes. The Additional Notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors.

The Additional Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the Issuers may not offer or sell the Additional Notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The Issuers have agreed to make an offer to exchange the Additional Notes for registered, publicly traded notes that have substantially identical terms as the Additional Notes.

$1 Billion Term Loan Facility

On June 21, 2007, the Company entered into a $1 billion term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility are available in the form of a delayed-draw term loan facility available through December 31, 2007, with the option to increase the facility to $1.25 billion if certain conditions are met. As of December 31, 2007, the Company had borrowed $1 billion under the Term Loan Facility and no additional amounts are available. The Term Loan Facility will mature and be payable on June 21, 2010. The Term Loan Facility was available to fund (a) the Company’s equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes. Of the $1 billion drawn, $500 million has been included as restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2007 as such amount may only be used to fund the Company’s equity repurchases.

Loans under the Term Loan Facility accrue interest, at the election of the Company, at either the London Interbank Offer Rate (“LIBOR”) or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if Wynn Resorts, Limited and Wynn Macau’s combined net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if such net liquidity is less than $400 million. The Company incurred a fee of 112.5 bps per annum of the actual daily amount by which the actual Term Loan Facility commitment exceeded the outstanding amount of the Term Loan Facility.

6% Convertible Subordinated Debentures due July 15, 2015

In July 2003, the Company sold $250 million aggregate principal amount of the Debentures. The Company paid interest on the Debentures on January 15 and July 15 of each year, beginning January 15, 2004. The Company contributed a total of approximately $44 million to a subsidiary, Wynn Resorts Funding, LLC, which purchased U.S. government securities to secure the payment of scheduled interest payments occurring in 2004, 2005 and 2006 as required by the indenture governing the Debentures.

Each $1,000 principal amount of the Debentures was convertible at each holder’s option into 43.4782 shares of the Company’s common stock (subject to adjustment as provided in the indenture governing the Debentures), a conversion rate equivalent to a conversion price of $23 per share. The Company had the ability to redeem some or all of the Debentures for cash on or after July 20, 2007, at prices specified in the indenture governing the Debentures. In addition, the holders could have required the Company to repurchase all or a portion of their Debentures, subject to certain exceptions, following a change of control of the Company.

During the year ended December 31, 2006, approximately $25.9 million principal amount of the Debentures were converted into 1,124,862 shares of the common stock of the Company. Accordingly, long-term debt was reduced by approximately $25.9 million, equity was increased by approximately $25.5 million and deferred financing costs were reduced by approximately $0.4 million.

On June 15, 2007, the Company announced that it had called for redemption on July 20, 2007, all of the outstanding principal amount of the Debentures. Prior to redemption, in July 2007, all of the holders converted their Debentures into shares of the Company’s common stock at a conversion price of $23 per share (a conversion rate of approximately 43.4782 shares per $1,000 principal amount of Debentures). Cash was paid in lieu of fractional shares. As a result, in July 2007 $224.1 million principal amount of the Debentures were converted into 9,744,680 shares of the Company’s common stock. Accordingly, long-term debt was reduced by $224.1 million, equity was increased by $218.9 million, and deferred financing costs were reduced by approximately $5.2 million.

Wynn Las Vegas Credit Facilities

On December 14, 2004, Wynn Las Vegas, LLC entered into a credit agreement and related ancillary agreements for secured revolving credit and term loan facilities in the aggregate amount of $1 billion. The credit facilities consisted of a revolving credit facility (the “Wynn Las Vegas Revolver”) in the amount of $600 million and a term loan facility (the “Wynn Las Vegas Term Loan”) in the amount of $400 million. The Wynn Las Vegas Revolver was to terminate and be payable in full on December 14, 2009, and the Wynn Las Vegas Term Loan was to mature on December 14, 2011.

On August 15, 2006, the Company refinanced the above noted credit facilities and entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which increased the Wynn Las Vegas credit facilities from $1 billion to $1.125 billion by increasing the Wynn Las Vegas Revolver from $600 million to $900 million and reducing the Wynn Las Vegas Term Loan from $400 million to $225 million. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$900 million Wynn Las Vegas Revolver and the $225 million Wynn Las Vegas Term Loan are herein referred to as the “Wynn Las Vegas Credit Facilities”. In August 2006, the maturity dates for the Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan were extended to August 15, 2011 and August 15, 2013, respectively. One half of the Wynn Las Vegas Term Loan is due on September 30, 2012 and the remaining half is due August 15, 2013.

For purposes of calculating interest, loans under the Wynn Las Vegas Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. Eurodollar Loans under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan bear interest initially at the Eurodollar rate plus 1.625% and the Eurodollar rate plus 1.875%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin 0.625% or 0.875% under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loans, respectively. Interest on Base Rate Loans will be payable quarterly in arrears.

After the opening of Encore, the applicable borrowing margins for the Wynn Las Vegas Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1% to 1.75% per annum for Eurodollar Loans and 0% to 0.75% per annum for Base Rate Loans. Until then, Wynn Las Vegas, LLC will pay, quarterly in arrears, 0.375% per annum on the daily average of unborrowed availability under the Wynn Las Vegas Revolver. After opening Encore, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the Wynn Las Vegas Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Wynn Las Vegas Credit Facilities are secured by: (1) all amounts on deposit from time to time (currently $31.1 million) in a completion guarantee deposit account maintained by Wynn Completion Guarantor, LLC; (2) all amounts on deposit from time to time in a secured account holding the proceeds of the Wynn Las Vegas Credit Facilities; (3) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (4) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore; and (5) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Wynn Las Vegas Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). After opening Encore, Wynn Las Vegas, LLC will also be required to make mandatory repayments of indebtedness under the Wynn Las Vegas Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Wynn Las Vegas Credit Facilities at any time without premium or penalty.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Amended and Restated Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include (i) maintaining a ratio of earnings before interest, taxes, depreciation and amortization to total interest expense, and (ii) maintaining a ratio of total debt to earnings before interest, taxes, depreciation and amortization.

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a loss from extinguishment of debt for the year ended December 31, 2006 of approximately $10.8 million to reflect the write-off of the previous Term Loan’s unamortized deferred financing costs and the payment of certain third-party bank fees incurred during the refinancing of the Wynn Las Vegas Credit Facilities.

In April 2007, the Company amended the Wynn Las Vegas Credit Facilities to: (a) have the Final Completion, as defined, be deemed satisfied for Wynn Las Vegas with the resulting release of (i) all amounts in excess of $30 million from the Completion Guaranty Deposit Account, ($24.6 million), and (ii) the balance of funds in the Project Liquidity Reserve Account ($32.8 million), (b) increase the permitted expenditures for Encore from $300 million to $500 million prior to the execution of a guaranteed maximum price construction contract, and (c) permit the issuance of up to $500 million of unsecured debt as and when permitted under the indenture governing the First Mortgage Notes.

In October 2007, the Company further amended the Wynn Las Vegas Credit Facilities to (a) permit the issuance of up to $500 million of secured indebtedness, in lieu of the $500 million unsecured indebtedness in the April 2007 amendment, (b) remove certain language related to the inter-company loan made by Wynn Las Vegas to Wynn Resorts (Macau) S.A. and (c) amend certain provisions governing Wynn Las Vegas’ insurance related obligations.

Wynn Macau Credit Facilities

On September 14, 2004, Wynn Macau, S.A. executed a definitive credit agreement and related ancillary agreements for a senior secured bank facility of $397 million (the “Wynn Macau Credit Facility”). The Wynn Macau Credit Facility consisted of term loan facilities in the amount of $382 million (in a combination of Hong Kong and US dollars) and a revolving working capital facility of HK$117 million (approximately US$15 million).

In September 2005, to accommodate Wynn Macau’s expansion, the Wynn Macau Credit Facility was amended to expand availability under the facility from $397 million to $764 million, including $729 million of senior term loan facilities, a HK$117 million revolving credit facility (approximately US$15 million), and an additional term loan facility of HK$156 million (approximately US$20 million).

On June 27, 2007, the Company amended the Wynn Macau Credit Facility dated September 2005 and entered into related amendments and agreements with a syndicate of lenders. The amended agreements took effect on June 29, 2007 and expand availability under the Wynn Macau Credit Facility from $764 million to $1.550 billion, in a combination of Hong Kong and US dollars, including a $550 million equivalent in fully-funded senior term loan facilities (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility (the “Wynn Macau Revolver”). Wynn Macau also has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the agreements. The senior credit facilities described in this paragraph are collectively referred to herein as the “Wynn Macau Credit Facilities”.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the Wynn Macau Term Loan is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities currently bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin of 1.75%.

As part of the amendment to the Wynn Macau Credit Facilities, Wynn Resorts, Limited’s remaining support obligations to Wynn Macau and the $30 million in contingent equity previously provided by the Company have been released.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates of the Company that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans. In addition, the Wynn Macau Credit Facilities’ governing documents contain capital spending limits and other affirmative and negative covenants.

In September 2004, in connection with the initial financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with BNU to secure a guarantee in the amount of 700 million Patacas (approximately US$87.1 million) that was effective until March 31, 2007. The amount of this guarantee was reduced to $300 million Patacas (approximately US$37 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement. The guarantee is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. Prior to April 1, 2007, BNU was paid an annual fee for the guarantee not to exceed approximately 12.3 million Macau Patacas (approximately US$1.5 million), and after April 1, 2007, $5.2 million Macau Patacas (approximately US$0.7 million).

$44.75 Million Note Payable and $42 Million Note Payable for Aircraft

On May 24, 2005, World Travel, LLC, a subsidiary of Wynn Las Vegas, LLC, borrowed an aggregate amount of $44.75 million under term loans, which terminates and is payable in full on March 31, 2010. The term loans are guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircraft. Principal and interest is payable quarterly, and interest is calculated at LIBOR plus a margin of 2.375%. In addition to scheduled amortization payments, the borrower is required to prepay the loans if certain events of loss with respect to the aircraft occur.

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced the $44.75 million note payable. The new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircraft. Principal and interest payments are made quarterly and began on July 1, 2007. Principal payments are $350,000 with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan during the year ended December 31, 2007.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$32.5 Million Note Payable for Aircraft

On May 10, 2007, World Travel G-IV, LLC., a subsidiary of Wynn Resorts, entered into a $32.5 million term loan credit facility to finance the purchase of an aircraft. The loan bears interest at LIBOR plus 1.15% and will mature on August 10, 2012. Principal and interest payments are made quarterly beginning July 1, 2007. Principal payments are approximately $542,000 with a balloon payment of $21.1 million due at maturity.

Note Payable—Aircraft

In November 2007, the Company redeemed this note using proceeds from the sale of the aircraft securing this note.

Debt Covenants

As of December 31, 2007, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the First Mortgage Notes at December 31, 2007 was approximately $1.7 billion. The net book value of the First Mortgage Notes and the Debentures at December 31, 2006 was approximately $1.3 billion and $224.1 million, respectively. The estimated fair value of the First Mortgage Notes based upon most recent trades at December 31, 2007 was approximately $1.67 billion. The estimated fair value of the First Mortgage Notes and the Debentures based upon most recent trades at December 31, 2006 was approximately $1.3 billion and $916 million, respectively. The net book value of the Company’s other debt instruments approximates fair value.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2008	$3,273
2009	3,577
2010	1,003,567
2011	77,524
2012	282,065
Thereafter	2,177,422

$3,547,428

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the historical asset (liability) fair values as of December 31, 2007 and 2006. The fair value approximates the amount the Company would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods.

	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swap Asset (Liability)
Asset (liability) fair value: (amounts in thousands)
At December 31, 2007	$416	$(3,095)	$(2,679)
At December 31, 2006	$4,789	$(1,467)	$3,322

Wynn Las Vegas

The Company currently has one $200 million notional amount interest rate swap to essentially fix the interest rate on $200 million of the $225 million of Wynn Las Vegas Term Loan borrowings. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 3.793% on the $200 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at approximately 5.7% on $200 million of the outstanding $225 million term loan. This swap terminates in December 2008.

Wynn Macau

The Company entered into two interest rate swaps to hedge a portion of the underlying interest rate risk on future borrowings under the Wynn Macau Credit Facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings estimated to be incurred under the senior term loan facility up to a maximum of approximately HK$1.1 billion (approximately US$140.3 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. Both swap agreements terminate on November 28, 2008.

These interest rate swaps are expected to be highly effective in fixing the interest rate on approximately 100% of the US dollar and approximately 35% of the Hong Kong dollar borrowings under the senior bank facility at approximately 6.59% and 6.52%, respectively.

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the $1 billion Term Loan Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Comprehensive Income

Comprehensive income consisted of the following (amounts in thousands):

	Years Ended December 31,
	2007	2006
Net income	$258,148	$628,728
Currency translation adjustment	(2,811)	(94)

Comprehensive income	$255,337	$628,634

As of December 31, 2007 and 2006, accumulated other comprehensive income consists solely of currency translation adjustments. For the year ended December 31, 2005, the impact of the currency translation adjustment on the financial statements of the Company was not material.

10.    Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2007 and 2006, Mr. Wynn and the other officers had a credit balance with the Company of $357,145 and $315,000 respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12.    Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Loss on assets abandoned/retired for remodels	$70,242	$14,916	$14,100
Other	(9,385)	10,144	197

Total property charges and other	$60,857	$25,060	$14,297

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2007 include the following charges at Wynn Macau: (a) a $10.2 million charge for the abandonment of costs related to portions of the main kitchen, warehouse, and restaurants to enable the main casino to be connected with the expansion; (b) a $10 million charge related to the abandonment of a parking garage to make way for the Wynn Diamond Suites; (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion; and (d) a $15.5 million charge related to the abandonment of a theater. The remaining property charges were related to the renovations to portions of the Le Rêve Theater, abandonment of a marquee sign, two retail outlet conversions, a change to one of our nightclubs at Wynn Las Vegas, as well as the remodeling of certain areas at Wynn Macau. Offsetting these charges for the year ended December 31, 2007 is a gain of $9.4 million on the sale of a company aircraft.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also wrote off approximately $1.6 million of costs incurred in 2005 in connection with the preliminary design and development of a third theater originally planned for a new show production for Wynn Las Vegas which was later abandoned.

13.    Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2007 and 2006, 114,370,090 shares and 101,887,031 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

On June 7, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its Common Stock and its Debentures. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of December 31, 2007, the Company had repurchased 1,889,321 shares of the Company’s Common Stock through open market purchases for a net cost of $179.3 million, at an average cost of $94.89 per share.

On October 3, 2007, the Company completed a secondary common stock offering of 4,312,500 shares with net proceeds of $154 per share or $664.1 million.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2007, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

14.    Cash Distributions

On November 19, 2007, the Company’s Board of Directors declared a cash distribution of $6 per share on its outstanding Common Stock. This distribution was paid on December 10, 2007 to stockholders of record on November 30, 2007. For the year ended December 31, 2007, $686.1 million was recorded as a distribution in the accompanying Consolidated Statements of Stockholders’ Equity. Of this amount approximately $3.3 million was recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 13, 2006, the Company’s Board of Directors declared a cash distribution of $6 per share on its outstanding Common Stock. This distribution was paid on December 4, 2006, to stockholders of record as of November 23, 2006. As part of this distribution, the Company made a payment to the holders of its Debentures so that they participated in the distribution to the same extent as if they had converted their Debentures to common stock. The Company paid holders of the Debentures a cash amount equal to $260.87 per $1,000 principal amount which equates to $58.5 million. In accordance with the indenture governing the Debentures, as a result of the payment, no adjustment was made to the conversion price. The payment was recorded as a Distribution to Convertible Debenture Holders in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The remaining $611.3 million was recorded as a distribution in the accompanying Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006. Of this amount approximately $3 million was recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

15.    Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees on July 27, 2000. The plan allows employees to defer, within prescribed limits, up to 18% of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded an expense for matching contributions of approximately $4.9 million, $3.4 million and $804,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Union employees are covered by various multi-employer pension plans. The Company recorded expenses of approximately $4.5 million, $4.6 million and $1.3 million under such plans for the years ended December 31, 2007, 2006 and 2005, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

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

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. As of December 31, 2007, 4,430,712 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Stock Plan as of December 31, 2007, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,342,625	$46.01
Granted	10,000	$138.43
Exercised	(270,700)	$33.91
Canceled	(57,500)	$47.49

Outstanding at December 31, 2007	2,024,425	$48.04	7.00	$130,003,488

Exercisable at December 31, 2007	678,925	$30.98	5.94	$55,354,483

The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $52.40, $31.01 and $22.81, respectively. The total intrinsic value of the options exercised for the years ended December 31, 2007, 2006 and 2005 was $21.4 million, $72.5 million and $2.9 million, respectively. Net cash proceeds from the exercise of stock options were $9.2 million, $21.8 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. No tax benefits were recognized since these benefits did not reduce taxes payable.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	502,500	$67.46
Granted	56,500	$107.28
Vested	(57,500)	$67.65
Canceled	(12,000)	$70.33

Nonvested at December 31, 2007	489,500	$71.97

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

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value. Expected volatility is based on implied and historical factors related to the Company’s Common Stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. For option grants issued during 2006, the Company used the simplified method prescribed by SAB No. 107 for companies with a limited trading history, to estimate the expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected dividend yield	—	—	—
Expected stock price volatility	37.1%	32.5%	35.3%
Risk-free interest rate	3.3%	4.9%	4.1%
Expected average life of options (years)	5.0	7.0	6.0

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006 resulted in the Company’s elimination of approximately $15.8 million of deferred compensation against additional paid-in capital. It also resulted in the recognition of approximately $10.9 million ($0.08 and $0.07, per basic and diluted share, respectively) and $11.6 million ($0.08 and $0.07, per basic and diluted share, respectively) of compensation expense related to stock options for the years ended December 31, 2007 and 2006, respectively.

In addition to compensation cost relating to stock options, during the year ended December 31, 2007, the Company recognized compensation expense related to nonvested shares of Common Stock of approximately $7.6 million ($0.05 per basic and diluted share). Approximately $26.3 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2007 will be recognized as compensation over the vesting period of the related grants through November 2016. The total fair value of the shares vested during the years ended December 31, 2007, 2006, and 2005 was $3.9 million, $11.2 million and $5.3 million, respectively.

During the years ended December 31, 2006 and 2005, the Company recognized compensation expense related to the nonvested shares of Common Stock of approximately $5.1 million ($0.03 per basic and diluted share), and $4.7 million ($0.05 per share), respectively. In addition, approximately $1.3 million and $2.2 million was capitalized to construction in progress in the years ended December 31, 2006 and 2005, respectfully.

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2007	2006
Casino	$4,692	$3,559
Rooms	667	605
Food and beverage	878	1,135
Entertainment, retail and other	267	310
General and administrative	12,023	9,796
Pre-opening	—	1,307

Total stock-based compensation expense	18,527	16,712
Total stock-based compensation capitalized	809	1,353

Total stock-based compensation costs	$19,336	$18,065

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” the Company continued to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock-based compensation for the year ended December 31, 2005. Accordingly, compensation expense was recognized only to the extent that the market value at the date of grant exceeded the exercise price. The following table illustrates the effect on the net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

Year Ended December 31, 2005
Net loss as reported	$(90,836)
Add: stock-based compensation recorded for acceleration of employee options	497
Less: total stock-based employee compensation expenses determined under the fair-value based method for all awards	(8,359)

Proforma net loss	$(98,698)

Basic and diluted loss per share:
As reported	$(0.92)

Proforma	$(1.00)

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

17.    Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Domestic	$151,390	$(28,893)	$(38,641)
Foreign	175,843	828,122	(52,195)

Total	$327,233	$799,229	$(90,836)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes consisted of the following (amounts in thousands):

	Years Ended December 31,
	2007	2006
Current
Federal	$—	$—
Foreign	933	87,164

	933	87,164

Deferred
Federal	70,286	82,931
Foreign	(2,134)	406

	68,152	83,337

Total	$69,085	$170,501

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Deferred tax assets—U.S.:
Current:
Receivables, inventories, accrued liabilities and other	$24,844	$21,550
Long-term:
Net operating loss carryforwards	95,781	153,479
Pre-opening costs	41,015	49,679
Intangibles and related other	12,894	22,994
Syndication costs	3,780	3,780
Stock compensation	7,295	—
Other	524	—

	186,133	251,482
Less: valuation allowance	(4,663)	(4,355)

	181,470	247,127

Deferred tax liabilities—U.S.:
Current:
Prepaid insurance, Maintenance and taxes	(5,211)	(7,823)
Long-term:
Property and equipment	(162,387)	(179,462)
Undistributed earnings of foreign subsidiaries	(146,000)	(141,098)
Interest rate swap valuation adjustment	(146)	(1,676)

	(313,744)	(330,059)

Deferred tax assets—Foreign:
Current:
Pre-opening costs and other	5,113	—
Long-term:
Pre-opening costs and other	—	10,392
Net operating loss carryforwards	9,060	—
Less: valuation allowance	(3,060)	—

	11,113	10,392

Deferred tax liabilities—Foreign:
Long-term:
Property equipment and other	(7,046)	(10,797)

Net deferred tax liability	$(128,207)	$(83,337)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	(35.0)%
Foreign tax rate differential	(9.0)%	(4.2)%	13.2%
Permanent items, net:
Distribution to Debenture Holders	—	2.5%	—
Deferred tax asset reconciliation	—	—	2.6%
Non-taxable Foreign Income	(10.0)%	—	—
Non-deductible foreign property charges	2.1%	—	—
Increase in liability for uncertain tax positions	1.8%	—	—
Other, net	0.2%	(0.1)%	4.0%
Valuation allowance	1.0%	(11.9)%	15.2%

Effective tax rate	21.1%	21.3%	0.0%

During its development stage, the Company accumulated significant net operating losses. Accordingly, at December 31, 2007, the Company has estimated available tax loss carryforwards of approximately $510 million for U.S. income tax purposes, which expire between 2022 and 2027. The Company has foreign tax loss carryforwards of approximately $94 million as of December 31, 2007, which are partially reserved and expire in 2010. The Company’s tax loss carryforwards include a tax deduction of $9.2 million associated with the conversion of the Debentures into common stock; the tax benefit of $3.2 million is credited directly to shareholders’ equity as of December 31, 2007. The Company’s tax loss carryforwards also include income tax deductions associated with tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock of $120.6 million, $90 million and $24.4 million as of December 31, 2007, 2006 and 2005, respectively, in excess of the amounts reported for such items as compensation costs under SFAS No. 123(R) that have not yet reduced income taxes payable. The company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs under SFAS No. 123(R) have reduced income taxes payable. The deferred tax asset for net operating loss carryforwards in the above table of temporary differences excludes amounts relating to items that have not yet reduced taxes payable. Accordingly, no deferred tax asset has been recorded for these amounts. Subsequent recognition of income tax benefits associated with these items will be allocated to additional paid-in capital.

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During its development stage, the Company accumulated significant net operating losses, which generated significant deferred tax assets. Because of the Company’s limited operating history, the Company had previously fully reserved these net deferred tax assets. On September 11, 2006, the Company recorded a gain on the sale of the subconcession right in Macau (See Note 16 “Sale of Macau Subconcession Right”). Accordingly the Company determined that a substantial portion of these net deferred tax assets have become more likely than not realizable as defined by SFAS No. 109. During 2007, the aggregate valuation allowance for deferred tax assets increased by $3.4 million and during 2006 it decreased by $107.6 million. The 2007 increase is primarily due to foreign tax loss carryforwards that are not more likely than not realizable. The 2006 decrease was primarily due to the recognition of net U.S. deferred tax assets, the write off of foreign deferred tax assets considered no longer realizable and the write off of tax loss carryforwards attributable to tax deductions in excess of the amounts reported as stock compensation costs under SFAS 123(R) that have not yet reduced income taxes payable under this statement. The Company maintains valuation allowances for deferred tax assets that it determines are not yet more likely than not realizable.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the December 31, 2007, 2006 and 2005 U.S. valuation allowances, approximately $3.8 million for each year is attributable to syndication costs. Subsequent recognition of income tax benefit associated with this item will be allocated to additional paid-in capital.

The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $494 million and $297.1 million for the years ended December 31, 2007 and 2006, respectively, resulting from earnings of certain non-U.S. subsidiaries which are permanently reinvested outside the United States. The amount of the unrecognized deferred tax liability without regard to potential foreign tax credits associated with these temporary differences is approximately $172.9 million and $103.9 million for the years ended December 31, 2007 and 2006, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $26.4 million ($0.25 and $0.23 per basic and diluted share, respectively) and $4.7 million ($0.05 and $0.04 per basic and diluted share, respectively) in such taxes for the years ended December 31, 2007 and 2006, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. As of December 31, 2007, the Company has filed domestic income tax returns for the years 2002 to 2006 and foreign income tax returns for 2002 to 2006. The Company’s 2002 to 2006 domestic income tax returns remain subject to examination by the IRS and the Company’s 2002 to 2006 Macau income tax returns remain subject to examination by the Macau Finance Bureau. During the third quarter of 2007, the IRS commenced an examination of the Company’s U.S income tax returns for the 2004 and 2005 tax years.

Prior to the adoption of FIN 48 on January 1, 2007, the Company assessed potentially unfavorable outcomes of such examinations based on the criteria of SFAS No. 5, “Accounting for Contingencies”. Quarterly, the Company reviews any potentially unfavorable tax outcome and when an unfavorable outcome was identified as probable and could be reasonably estimated, the Company then established a tax reserve for such possible unfavorable outcome. Estimating potential tax outcomes for any uncertain tax issue is highly judgmental and may not be indicative of the ultimate settlement with the tax authorities. The Company believes that it has adequately provided reasonable reserves for reasonable and foreseeable outcomes related to uncertain tax matters.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, the Company adopted the provisions of FIN 48 which effectively amended SFAS No. 5 with respect to income taxes. Accordingly, the Company’s income tax recognition policy related to uncertain income tax positions in no longer covered by SFAS No. 5. As a result of the implementation of FIN 48, the Company has recognized a total liability for unrecognized tax benefits of approximately $45.4 million, $2 million of which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit as a cumulative effect adjustment. Approximately $10 million of such unrecognized tax benefit would, if recognized, impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance at January 1, 2007	$45,471
Additions based on tax positions of the current year	17,962
Additions based on tax positions of prior years	30,356
Reductions for tax positions of prior years	(4,573)
Settlements	—
Lapses in statutes of limitations	—

Balance at December 31, 2007	$89,216

During the third quarter of 2007, the IRS initiated an examination of the Company’s 2004 and 2005 tax returns. The Company does not anticipate resolution of the federal examinations during the next 12 months thus no significant increase or decrease is anticipated.

If incurred, the Company would recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2007, 2006 and 2005, the Company recognized no interest or penalties.

Approximately $58.4 million of FIN 48 liabilities related to U.S. and foreign uncertain tax positions that increase the NOL deferred tax asset are classified as a reduction of the NOL deferred tax asset in the net deferred tax asset and liability table above. Other uncertain tax positions not increasing the NOL deferred tax asset have increased the liability for uncertain tax positions.

18.    Commitments and Contingencies

Wynn Las Vegas

Construction and Enhancements.    The Company has made and continues to make certain enhancements and refinements to Wynn Las Vegas. As a result, the Company has incurred and will continue to incur capital expenditures related to these enhancements and refinements. Under the terms of the Wynn Las Vegas Credit Facilities, the Company is permitted up to $172.2 million of capital expenditures in 2007, of which $60.1 million was spent. For 2008, the limit under the Wynn Las Vegas Credit Facilities is $272.1 million including $112.1 million which is carried forward from 2007. These spending limits do not apply to any funds that may be contributed to Wynn Las Vegas, LLC by Wynn Resorts.

Encore Construction Development.    Encore’s design includes a 2,034 all-suite hotel tower fully integrated with Wynn Las Vegas, as well as an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore on April 28, 2006 and expects to open Encore in December 2008.

Our project budget is currently estimated at approximately $2.2 billion, consisting of approximately $2.1 billion for Encore and approximately $100 million for an employee parking garage on our Koval property, an

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated pedestrian bridge and costs incurred in connection with the theater remodeling and production of “Monty Python’s Spamalot” at Wynn Las Vegas. The project budget is being funded from the Wynn Las Vegas Credit Facilities, remaining proceeds from the Additional Notes and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore. In June 2007, the Company and Tutor executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contact at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through December 31, 2007, the Company incurred approximately $998.7 million of project costs related to the development and construction of Encore and related capital improvements.

Wynn Macau

Construction and Enhancements.    The Company has made and continues to make certain enhancements and refinements to Wynn Macau. As a result, the Company has incurred and will continue to incur capital expenditures related to these enhancements and refinements.

Wynn Diamond Suites Construction Development.    Construction has commenced on a further expansion of Wynn Macau, the Wynn Diamond Suites. The Wynn Diamond Suites is expected to open in the first half of 2010, will add a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas along with restaurants, additional retail space and additional VIP gaming space. On November 8, 2007, Wynn Macau, S.A. executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Wynn Diamond Suites. While the project budget is still being finalized, the company expects total costs to be approximately $600 million.

Through December 31, 2007, the Company had incurred approximately $53 million of costs related to the Wynn Diamond Suites project.

Land Concession Contract.    Wynn Macau, S.A. has entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made payments to the Macau government under the land concession contract totaling approximately $30.1 million and is required to make four additional semi-annual payments (including interest) totaling approximately $12.6 million for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18.4 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cotai Development

The Company has submitted an application with the government of Macau for a concession of land in Cotai for future development. The Company has reconfigured its site plans for 52 acres and is awaiting final approval. The Company is actively engaged in the design of the Cotai project.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for several additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following represents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2008	$13,185
2009	14,825
2010	14,783
2011	12,427
2012	9,502
Thereafter	2,026

$66,748

In addition, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2007, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2008	$16,905
2009	11,169
2010	5,526
2011	2,295
2012	1,314
Thereafter	2,842

$40,051

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements, other than Mr. Wynn’s, generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without “cause” or upon voluntary termination of employment for “good reason” following a “change of control” (as these terms are defined in the employment contracts).

Litigation

The Company does not have any material litigation as of December 31, 2007.

19.    Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. Wynn Las Vegas opened on April 28, 2005 and the first phase of Wynn Macau opened on September 6, 2006.

The Company’s total assets by segment consisted of the following (amounts in thousands):

	As of December 31,
	2007	2006
Total assets
Wynn Las Vegas (including Encore)	$3,558,877	$3,037,509
Wynn Macau	1,724,039	1,500,088
Corporate and other assets	1,016,366	122,583

Total consolidated assets	$6,299,282	$4,660,180

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s results of operations by segment for the years ended December 31, 2007, 2006 and 2005 consisted of (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Net revenues(1)
Wynn Las Vegas	$1,295,381	$1,138,549	$721,981
Wynn Macau	1,392,138	293,708	—

Total net revenues	$2,687,519	$1,432,257	$721,981

Adjusted EBITDA(1, 2)
Wynn Las Vegas	$417,028	$332,753	$212,007
Wynn Macau	364,113	60,837	—

Total adjusted EBITDA	781,141	393,590	212,007

Other operating costs and expenses
Pre-opening costs	7,063	62,726	96,940
Depreciation and amortization	219,923	175,464	103,344
Property charges and other	60,857	25,060	14,297
Contract termination fee	—	5,000	—
Corporate expenses and other	63,895	54,441	21,982

Total other operating costs and expenses	351,738	322,691	236,563

Operating income (loss)	429,403	70,899	(24,556)

Other non-operating costs and expenses
Interest and other income	47,765	46,752	28,267
Interest expense, net	(143,777)	(148,017)	(102,699)
Distribution to convertible debenture holders	—	(58,477)	—
Increase (decrease) in swap fair Value	(6,001)	1,196	8,152
Gain on sale of subconcession right, net	—	899,409	—
Loss from extinguishment of debt	(157)	(12,533)	—

Total other non-operating costs and expenses	(102,170)	728,330	(66,280)

Income (loss) before provision for income taxes	327,233	799,229	(90,836)
Provision for income taxes	(69,085)	(170,501)	—

Net income (loss)	$258,148	$628,728	$(90,836)

(1)	Prior to its opening on September 6, 2006, Wynn Macau was in the development stage and therefore had no revenues or EBITDA for 2005. Wynn Macau was open for a 117 days during the year ended December 31, 2006.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

20.    Quarterly Financial Information (Unaudited)

The following (amounts in thousands, except per share data) present selected quarterly financial information for 2007 and 2006, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income (loss) per share amounts for the year.

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Year
Net revenues	$635,317	$687,541	$653,386	$711,275	$2,687,519
Operating income	108,179	126,153	86,296	108,775	429,403
Net income	58,405	89,550	44,740	65,453	258,148
Basic income per share	$0.58	$0.88	$0.42	$0.58	$2.43
Diluted income per share	$0.54	$0.82	$0.41	$0.57	$2.34

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Year
Net revenues	$277,225	$273,370	$318,092	$563,570	$1,432,257
Operating income (loss)	9,732	1,683	(18,709)	78,193	70,899
Net income (loss)	(11,434)	(20,070)	715,656	(55,424)	628,728
Basic income (loss) per share	$(0.12)	$(0.20)	$7.12	$(0.55)	$6.29
Diluted income (loss) per share	$(0.12)	$(0.20)	$6.43	$(0.55)	$6.24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page 61.

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

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 6, 2008, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 (the “2008 Proxy Statement”) under the captions “Directors and Executive Officers, Further Information Concerning the Board of Directors-Corporate Governance,” “Company Charitable Contributions,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics”, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2008 Proxy Statement under the caption “Directors and Executive Officer Compensation and Other Matters,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders. These plans are described in “Item 8. Financial Statements and Supplementary Data” of Part II (see Notes to Consolidated Financial Statements).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,024,425	$48.04	4,430,712
Equity compensation plans not approved by security holders	—	—	—

Total	2,024,425	$48.04	4,430,712

Certain information required by this item will be contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2008 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2008 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	The following consolidated financial statements of the Company are filed as part of this report under “Item. 8—Financial Statements and Supplemental Data.”

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholder Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules filed in Part IV of this report are listed below;

•	Schedule I—Condensed financial information of the registrant

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

WYNN RESORTS, LIMITED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$402,268	$54,742
Other receivables	37	—
Deferred income taxes	19,633	13,727
Prepaid expenses	2,132	844

Total current assets	424,070	69,313
Restricted cash and investments	500,068	161
Furniture and equipment, net	918	791
Deferred financing costs	10,079	5,577
Deposits and other assets	—	13,913
Investment in subsidiaries	2,337,575	2,021,156

Total assets	$3,272,710	$2,110,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued interest	$495	$6,149
Accrued compensation and benefits	19,540	14,553
Other accrued expenses	1,519	811

Total current liabilities	21,554	21,513
Long term debt payable	1,000,000	224,128
Note payable to Wynn Las Vegas, LLC	80,000	80,000
Accrued interest—due to subsidiaries	8,379	2,379
Other long term liabilities	23,123	2,685
Due to subsidiaries	39,588	37,963
Deferred income taxes	151,907	96,658

Total liabilities	1,324,551	465,326

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,259,411 and 101,887,031 shares issued; and, 114,370,090 and 101,887,031 shares outstanding	1,162	1,018
Treasury stock, at cost; 1,889,321 and zero shares	(179,277)	—
Additional paid-in capital	2,273,078	2,022,408
Accumulated other comprehensive loss	(2,905)	(94)
Accumulated deficit	(143,899)	(377,747)

Total stockholders’ equity	1,948,159	1,645,585

Total liabilities and stockholders’ equity	$3,272,710	$2,110,911

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Operating revenues:
Wynn Las Vegas management fees	$19,473	$17,091	$10,836
Wynn Macau royalty fees	36,538	7,621	6,000

Net revenues	56,011	24,712	16,836

Operating costs and expenses:
General and administrative	19,772	16,185	11,542
Provision for doubtful accounts	(48)	(49)	(98)
Pre-opening costs	—	—	9,388
Depreciation and amortization	137	83	79
Property charges and other	500	—	114

Total operating costs and expenses	20,361	16,219	21,025

Equity in income (loss) of subsidiaries	308,827	744,529	(97,190)

Operating income (loss)	344,477	753,022	(101,379)

Other income (expense):
Interest income	8,812	37,629	23,344
Interest expense	(24,855)	(20,515)	(12,801)
Distribution to convertible debenture holders	—	(58,477)	—

Other income (expense), net	(16,043)	(41,363)	10,543

Income (loss) before income taxes	328,434	711,659	(90,836)
Provision for income taxes	(70,286)	(82,931)	—

Net Income (loss)	$258,148	$628,728	$(90,836)

Basic and diluted loss per common share:
Net income (loss):
Basic	$2.43	$6.29	$(0.92)
Diluted	$2.34	$6.24	$(0.92)
Weighted average common shares outstanding:
Basic	106,030	99,998	98,308
Diluted	112,685	111,627	98,308

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$258,148	$628,728	$(90,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	137	83	79
Deferred income taxes	70,286	82,931	—
Stock-based compensation	7,396	6,600	4,676
Amortization of deferred financing costs and other	828	1,000	718
Provision for doubtful accounts	(48)	(49)	(98)
Property charges and other	500	—	114
Dividends received from subsidiary	—	30,000	—
Equity in (income) loss of subsidiaries	(308,827)	(744,529)	97,190
Increase (decrease) in cash from changes in:
Receivables	11	80	115
Prepaid expenses and other	(1,288)	(520)	(34)
Accounts payable and accrued expenses	(619)	1,995	4,477
Due to (from) affiliates	7,451	(24,918)	(19,273)

Net cash provided by (used in) operating activities	33,975	(18,599)	(2,872)

Cash flows from investing activities:
Capital expenditures	(264)	(344)	—
Restricted cash and investments	(499,907)	926	(318)
Other assets	10,163	(10,459)	(2,530)
Due from subsidiaries	3,424	14,401	9,981
Repayment of intercompany loans	—	347,313	—
Proceeds from sale of equipment	—	—	86

Net cash provided by (used in) investing activities	(486,584)	351,837	7,219

Cash flows from financing activities:
Proceeds from issuance of long term debt	1,000,000	—	—
Proceeds from issuance of common stock	664,125	—	—
Cash distributions	(683,299)	(608,299)	—
Exercise of stock options	9,180	21,790	1,404
Purchase of treasury stock	(179,277)	—	—
Payments for deferred financing costs and other	(10,594)	—	—

Net cash provided by (used in) financing activities	800,135	(586,509)	1,404

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	347,526	(253,271)	5,751
Balance, beginning of year	54,742	308,013	302,262

Balance, end of year	$402,268	$54,742	$308,013

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

2.    Notes Receivable and Payable to Subsidiaries

Note Receivable from Wynn Group Asia, Inc.

On August 23, 2005, the Company loaned $80 million to Wynn Group Asia, Inc., a wholly-owned subsidiary of the Company, to fund a portion of the construction costs for “Wynn Macau,” the casino resort facility owned and operated by Wynn Resorts (Macau), S.A., another wholly-owned indirect subsidiary of the Company, in the Macau Special Administrative Region of the People’s Republic of China (“Macau”).

Interest on the note accrued at 7.5% per annum and was receivable semi-annually. During the year ended December 31, 2006 the Company recorded approximately $6 million in interest income related to this note. Unpaid principal and interest was scheduled for repayment on August 23, 2011. However, on November 1, 2006, the Company received approximately $81.1 million, representing Wynn Resorts (Macau), S.A.’s full repayment of principal and unpaid interest at that date.

Note Payable to Wynn Las Vegas, LLC

On August 15, 2005, the Company borrowed $80 million from its wholly-owned subsidiary, Wynn Las Vegas, LLC, to fund a portion of the construction costs for Wynn Macau (see “Note Receivable from Wynn Group Asia, Inc.,” above). Interest is payable semi-annually at 7.5% per annum. Unpaid principal and interest is due at maturity on August 15, 2012.

The Company recorded approximately $6 million in interest expense related to this note during each of the years ended December 31, 2007 and 2006.

3.    Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC’s (a wholly-owned indirect subsidiary of the Company) debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, except for allowing the cash distribution of the proceeds of the sale of the subconcession right (see Note 14—Cash Distribution, in the Company’s consolidated financial statements included elsewhere in this Form 10-K), the terms of the loan agreements of Wynn Resorts (Macau), S.A. and the Wynn Resorts $1 billion term loan facility noted below contain similar restrictions. The Company received a cash dividend of $30 million from Wynn Group Asia in November 2006.

4.    Long-term Debt

$1 Billion Term Loan

On June 21, 2007, the Company entered into a $1 billion term loan facility (“Term Loan”). Borrowings under the Term Loan are available in the form of a delayed-draw term loan facility available through December 31, 2007, with the option to increase the facility to $1.25 billion if certain conditions are met. As of December 31, 2007, the Company had borrowed $1 billion under the Term Loan Facility and no additional amounts are available. The Term Loan will mature and be payable on June 21, 2010. The Term Loan was available to fund (a) the Company’s equity repurchase program announced on June 7, 2007, and (b) up to $350 million for general corporate purposes. Of the $1 billion drawn, $500 million has been included as restricted cash in the accompanying Condensed Balance Sheet as of December 31, 2007 as such amount may only be used to fund the Company’s equity repurchases.

Loans under the Term Loan accrue interest, at the election of the Company, at either the London Interbank Offer Rate (“LIBOR”) or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans are payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if Wynn Resorts, Limited and Wynn Macau’s combined net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if such net liquidity is less than $400 million. The Company incurred a fee of 112.5 bps per annum of the actual daily amount by which the actual Term Loan commitment exceeded the outstanding amount of the Term Loan.

6% Convertible Subordinated Debentures

In July 2003, the Company sold $250 million in aggregate principal amount of 6% Convertible Subordinated Debentures due 2015 (the “Debentures”).

On June 15, 2007, the Company announced that it had called for redemption on July 20, 2007, all of the outstanding principal amount of the Debentures. Prior to redemption, all of the holders converted their Debentures into shares of the Company’s common stock at a conversion price of $23 per share (a conversion rate of approximately 43.4782 shares per $1,000 principal amount of Debentures). Cash was paid in lieu of fractional shares. As a result, in July 2007 $224.1 million principal amount of the debentures were converted into 9,744,680 shares of the Company’s common stock. Accordingly, long-term debt was reduced by $224.1 million, equity was increased by $218.9 million, and deferred financing costs were reduced by approximately $5.2 million.

5.    Equity Repurchase Program

On June 7, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its Debentures. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of December 31, 2007, the Company had repurchased 1,889,321 shares of the Company’s common stock through open market purchases for a net cost of $179.3 million, at an average cost of $94.89 per share.

6.    Common Stock Secondary Offering

On October 3, 2007, the Company completed a secondary common stock offering of 4,312,500 shares with net proceeds of $154 per share or $664.1 million.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2007	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2007
Allowance for doubtful accounts	$35,527	36,109	(5,490)	$66,146

Description	Balance at January 1, 2006	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2006
Allowance for doubtful accounts	$15,812	21,163	(1,448)	$35,527

Description	Balance at January 1, 2005	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2005
Allowance for doubtful accounts	$—	16,206	(394)	$15,812

(a) 3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(32)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2

Indenture, dated as of July 7, 2003, governing the 6% Convertible Subordinated Debentures due 2015 by and among Wynn Resorts, Limited, as obligor, Wynn Resorts Funding, LLC, as guarantor and U.S. National Bank Association, as Trustee (including the Form of 6% Convertible Subordinated Debenture due 2015 and Form of Notation of Guarantee).(3)

4.3	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(4)

4.4	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(20)

10.1

Amended and Restated Design-Build Agreement for Guaranteed Maximum Price Architectural, Engineering and Construction Services, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Owner and Leighton Contractors (Asia) -Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited, jointly and severally, the Contractor.(22)

10.2

Change Order No. 1 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.(26)

10.3

Change Order No. 2 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.(26)

10.4

Change Order No. 3 to Agreement for Guarantee Maximum Price Construction Services, dated as of May 25, 2006, by and between Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited, and China Construction Engineering (Macau) Company Limited as Contractors and Wynn Resorts (Macau) S.A.(26)

10.5

Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee.(17)

*10.6	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.7	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(10)

*10.8	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.(36)

Exhibit No.	Description
*10.9	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Marc D. Schorr.(13)

*10.10	Employment Agreement, dated as of April 1, 2003, by and between Wynn Resorts, Limited and Ronald J. Kramer.(11)

*10.11	Employment Agreement, dated as of July 18, 2003, by and between Wynn Resorts (Macau), S.A. and Grant Bowie.(18)

*10.12	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp.(23)

10.13

Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

*10.14	2002 Stock Incentive Plan.(2)

*10.15	Form of Stock Option Agreement.(14)

*10.16	Form of Stock Option Grant Notice.(13)

*10.17	Form of Restricted Stock Agreement.(13)

*10.18	Form of Indemnity Agreement.(13)

10.19	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(7)

10.20	Amendment to Stockholders Agreement as of November 8, 2006 (30)

10.21	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(10)

10.22

Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(8)

10.23

Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(12)

10.24	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(9)

10.25	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(8)

10.26	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(10)

10.27	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(10)100

10.28	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(10)

Exhibit No.	Description
10.29	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(10)

10.30	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(2)

10.31	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(5)

10.32	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.(3)

10.33	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited.(6)

10.34	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited.(6)

10.35	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited.(6)

10.36	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited.(6)

10.37

Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC.(17)

10.38

Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the guarantors party thereto, Deutsche Bank Securities Inc. and Banc of America Securities LLC.(34)

10.39	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.(3)

10.40	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.(3)

10.41

Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.(3)

10.42	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(15)

10.43

Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(10)

Exhibit No.	Description
10.44

Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(22)

10.45

Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent.(32)

10.46

Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein. (10)

10.47

Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(22)

10.48

Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders.(32)

10.49

Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(10)

10.50

Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(22)

10.51

Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders.(32)

10.52	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(10)

10.53

Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(22)

10.54

Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders.(32)

10.55

Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.(10)

Exhibit No.	Description
10.56	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.57	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.58	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.59

Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.60

Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.61	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(10)

10.62	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(22)

10.63

Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(22)

10.64

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(17)

10.65

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(17)

10.66

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(17)

10.67

Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(17)

10.68	Master Disbursement Agreement, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Deutsche Bank Trust Company Americas and U.S. Bank National Association.(4)

Exhibit No.	Description
10.69

First Amendment to Master Disbursement Agreement, dated April 26, 2005, among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as bank agent and Deutsche Bank Trust Company Americas, as disbursement agent.(21)

10.70	Second Amendment to Master Disbursement Agreement, dated as of June 29, 2005, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(20)

10.71	Third Amendment to Master Disbursement Agreement, dated as of March 13, 2006, between Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(24)

10.72	Fourth Amendment to Master Disbursement Agreement, dated as of August 15, 2006, among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas, as bank agent and disbursement agent. (28)

10.73	Fifth Amendment to Master Disbursement Agreement, dated as of April 9, 2007 among Wynn Las Vegas, LLC and Deutsche Bank Trust Company Americas.(32)

10.74

Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(35)

10.75

First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(33)

10.76

Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(34)

10.77

Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee.(4)

10.78

Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(17)

10.79

Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(17)

10.80

Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(17)

10.81	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee.(17)

10.82	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC.(17)

10.83	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(17)

Exhibit No.	Description
10.84	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(18)

10.85	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(18)

10.86	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(19)

10.87	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (19)

10.88

Commitment to Pay Project Costs, dated as of March 31, 2006, by and between Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as Trustee.(25)

*10.89	Employment Agreement, dated as of May 8, 2006, by and between Wynn Resorts, Limited and Wesley Allison.(27)

10.90

Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent.(28)

10.91

First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(32)

10.92

Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(33)

*10.93	Employment Agreement dated October 27, 2006, by and between World Wide Wynn, LLC and Linda C. Chen(29)

10.94	Credit Agreement dated June 21, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc and Bank of America Securities LLC.(32)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003)(16)

16.1	Letter from Deloitte & Touche LLP(31)

21.1	Subsidiaries of the Registrant(37)

23.1	Consent of Ernst & Young LLP(37)

23.2	Consent of Deloitte & Touche LLP(37)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(37)

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(37)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(37)

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(6)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(7)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.
(8)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.
(12)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(13)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(14)	Incorporated by reference from the Form S-8 filed by the Registrant on October 31, 2002.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2004.
(17)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2005.
(19)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2005.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 27, 2005.
(22)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(24)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(25)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.

(26)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2006.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 11, 2006.
(28)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 2, 2006.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2006.
(31)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 19, 2006.
(32)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(33)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(35)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(36)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(37)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 22, 2008	By	/s/ STEPHEN A. WYNN
STEPHEN A. WYNN Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: February 22, 2008	By	/s/ JOHN STRZEMP
John Strzemp Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2008

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	February 22, 2008

/S/ RONALD J. KRAMER Ronald J. Kramer	President and Director	February 22, 2008

/S/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 22, 2008

/S/ RAY R. IRANI Dr. Ray R. Irani	Director	February 22, 2008

/S/ ROBERT J. MILLER Robert J. Miller	Director	February 22, 2008

/S/ JOHN A. MORAN John A. Moran	Director	February 22, 2008

/S/ ALVIN SHOEMAKER Alvin V. Shoemaker	Director	February 22, 2008

/S/ D. BOONE WAYSON D. Boone Wayson	Director	February 22, 2008

Signature	Title	Date

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	February 22, 2008

/S/ ALLAN ZEMAN Allan Zeman	Director	February 22, 2008

/S/ JOHN STRZEMP John Strzemp	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008