Form 10-Q
period 2008-03-31
WYNN RESORTS LTD
filed 2008-05-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, $0.01 par value	111,834,048

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2008	December 31, 2007

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,239,269	$1,275,120
Receivables, net	156,224	179,059
Inventories	75,702	73,291
Deferred income taxes	22,817	24,746
Prepaid expenses and other	34,162	29,775

Total current assets	1,528,174	1,581,991
Restricted cash and investments	290,491	531,120
Property and equipment, net	4,156,650	3,939,979
Intangibles, net	52,354	60,074
Deferred financing costs	79,005	83,087
Deposits and other assets	93,341	97,531
Investment in unconsolidated affiliates	5,520	5,500

Total assets	$6,205,535	$6,299,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$173,953	$182,718
Current portion of long-term debt	3,078	3,273
Current portion of land concession obligation	5,895	5,738
Income taxes payable	1,052	138
Accrued interest	40,308	12,478
Accrued compensation and benefits	56,266	93,097
Gaming taxes payable	87,956	75,014
Other accrued expenses	24,995	18,367
Customer deposits and other related liabilities	141,046	177,605
Construction retention	28,936	16,755

Total current liabilities	563,485	585,183
Long-term debt	3,658,789	3,533,339
Other long-term liabilities	47,991	39,335
Long-term land concession obligation	3,059	6,029
Deferred income taxes	145,768	152,953
Construction retention	28,962	34,284

Total liabilities	4,448,054	4,351,123

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,186,661 and 116,259,411 shares issued; 111,832,798 and 114,370,090 shares outstanding	1,162	1,162
Treasury stock, at cost; 4,353,863 and 1,889,321 shares	(423,412)	(179,277)
Additional paid-in capital	2,276,879	2,273,078
Accumulated other comprehensive loss	(873)	(2,905)
Accumulated deficit	(96,275)	(143,899)

Total stockholders’ equity	1,757,481	1,948,159

Total liabilities and stockholders’ equity	$6,205,535	$6,299,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Casino	$591,771	$457,192
Rooms	85,262	85,291
Food and beverage	91,065	87,883
Entertainment, retail and other	68,154	52,205

Gross revenues	836,252	682,571
Less: promotional allowances	(57,546)	(47,254)

Net revenues	778,706	635,317

Operating costs and expenses:
Casino	388,378	264,725
Rooms	20,331	20,976
Food and beverage	51,671	54,255
Entertainment, retail and other	44,617	35,101
General and administrative	79,262	78,166
Provision for doubtful accounts	11,522	7,741
Pre-opening costs	5,323	1,836
Depreciation and amortization	62,732	51,524
Property charges and other	24,267	13,269

Total operating costs and expenses	688,103	527,593
Equity in income from unconsolidated affiliates	808	455

Operating income	91,411	108,179

Other income (expense):
Interest income and other	11,074	12,100
Interest expense, net of capitalized interest	(45,268)	(37,673)
Decrease in swap fair value	(15,212)	(475)
Loss from extinguishment of debt	—	(157)

Other income (expense), net	(49,406)	(26,205)

Income before income taxes	42,005	81,974
Benefit (provision) for income taxes	4,712	(23,569)

Net income	$46,717	$58,405

Basic and diluted income per common share:
Net income:
Basic	$0.42	$0.58
Diluted	$0.41	$0.54
Weighted average common shares outstanding:
Basic	112,413	101,402
Diluted	113,648	112,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$46,717	$58,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,732	51,524
Deferred income taxes	(5,754)	23,569
Stock-based compensation	3,418	4,460
Amortization and writeoffs of deferred financing costs, and other	5,482	4,050
Loss on extinguishment of debt	—	157
Provision for doubtful accounts	11,522	7,741
Property charges and other	24,267	13,269
Equity in income of unconsolidated affiliates, net of distributions	(20)	1,136
Decrease in swap fair value	15,212	475
Increase (decrease) in cash from changes in:
Receivables, net	11,405	7,285
Inventories and prepaid expenses and other	(7,339)	(2,101)
Accounts payable and accrued expenses	(29,300)	5,444

Net cash provided by operating activities	138,342	175,414

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(283,390)	(148,039)
Restricted cash and investments	(270)	92,490
Purchase of other assets	(10,221)	(39,235)
Proceeds from sale of equipment	—	1,632

Net cash used in investing activities	(293,881)	(93,152)

Cash flows from financing activities:
Proceeds from exercise of stock options	215	1,865
Proceeds from issuance of long-term debt	125,000	62,000
Principal payments on long-term debt	(1,097)	(127,599)
Cash and investments restricted for stock repurchases	240,899	—
Purchase of treasury stock	(244,135)	—
Payments on long-term land concession obligation	(2,838)	(4,659)
Payment of deferred financing costs and other	(145)	—

Net cash provided by (used) in financing activities	117,899	(68,393)

Effect of exchange rate on cash	1,789	(1,643)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(35,851)	12,226
Balance, beginning of period	1,275,120	789,407

Balance, end of period	$1,239,269	$801,633

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

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing Encore at Wynn Las Vegas and Encore at Wynn Macau (previously known as Wynn Diamond). Encore at Wynn Las Vegas is expected to open in December 2008. Encore at Wynn Macau is expected to open in the first half of 2010.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2008 and December 31, 2007, approximately 70% and 65%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Rooms	$8,716	$7,038
Food and beverage	21,146	17,285
Entertainment, retail and other	2,334	2,388

Total	$32,196	$26,711

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. For the three months ended March 31, 2008 and 2007, advertising costs totaled approximately $7.4 million and $7.8 million, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008, did not have a material impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008, did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

3. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”) and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) which were all converted in July 2007.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding (used in calculation of basic earnings per share)	112,413	101,402
Potential dilution from the assumed exercise of stock options, nonvested stock, and the Debentures	1,235	10,946

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	113,648	112,348

The calculation of diluted EPS for the three months ended March 31, 2007 also includes an addition to net income of $2.3 million to reflect the interest expense, net of related tax effects, that would not have been incurred on the Debentures had they been converted as of January 1, 2007.

4. Comprehensive Income

Comprehensive income consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$46,717	$58,405
Currency translation adjustment	2,032	(3,643)

Comprehensive income	$48,749	$54,762

As of March 31, 2008 and December 31, 2007, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2008 and 2007 totaled approximately $29.6 million and $23.1 million, respectively. Interest capitalized for the three months ended March 31, 2008 and 2007 totaled approximately $16.9 million and $6.9 million, respectively.

During the three months ended March 31, 2008 and 2007, capital expenditures include a decrease of $2.3 million and an increase of $17.1 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Casino	$202,216	$216,166
Hotel	21,161	19,464
Other	10,162	9,575

	233,539	245,205
Less: allowance for doubtful accounts	(77,315)	(66,146)

	$156,224	$179,059

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Land and improvements	$615,894	$615,894
Buildings and improvements	1,797,721	1,799,321
Airplanes	77,326	77,326
Furniture, fixtures and equipment	910,654	896,060
Leasehold interest in land	67,116	66,983
Construction in progress	1,183,049	921,747

	4,651,760	4,377,331
Less: accumulated depreciation	(495,110)	(437,352)

	$4,156,650	$3,939,979

As of March 31, 2008 and December 31, 2007, construction in progress includes costs capitalized in conjunction with the development and construction of Encore at Wynn Las Vegas and Encore at Wynn Macau.

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $10,373 and $10,816, respectively	$1,689,627	$1,689,184
$1 billion Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	1,000,000	1,000,000
$900 million Wynn Las Vegas Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	125,000	—
$225 million Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$550 million Wynn Macau Senior Term Loan Facilities; due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	550,904	549,995
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	40,950	40,950
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	30,333	31,417
Other	53	66

	3,661,867	3,536,612
Current portion of long-term debt	(3,078)	(3,273)

	$3,658,789	$3,533,339

Debt Covenant Compliance

As of March 31, 2008, management believes the Company was in compliance with all debt covenants.

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2008 and December 31, 2007, Mr. Wynn and the other officers had a credit balance with the Company of approximately $382,475 and $357,145, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ending June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000.

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

10. Property Charges and Other

Property charges and other for the three months ended March 31, 2008 and 2007 were $24.3 million and $13.3 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which will close in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to their contract. The remaining property charges were related to renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended March 31, 2007 include a $10 million charge related to the abandonment of a parking garage at Wynn Macau. In January 2007, the Company decided to abandon this parking garage to make room for Encore at Wynn Macau. The remaining property charges for the three months ended March 31, 2007 were related to the renovations to portions of the Le Rêve Theater at Wynn Las Vegas and the remodeling of certain areas in the food court at Wynn Macau.

11. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to certain of its debt facilities. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. These interest rate swaps essentially fix the interest rate at the percentages noted below, however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to SFAS No. 157. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these swap contracts as Level 2.

The following table represents the historical asset (liability) fair values as of March 31, 2008 and December 31, 2007. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Asset/(Liability) fair value at: (amounts in thousands)	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
March 31, 2008	$(9,607)	$(2,225)	$(6,059)	$(17,891)
December 31, 2007	$—	$416	$(3,095)	$(2,679)

Wynn Resorts Swap

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the $1 billion Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 2.836% on the $1 billion notional amount and receives payments based on LIBOR. This swap fixes the interest rate at approximately 5.09%. This swap terminates in June 2010.

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

Wynn Macau Swaps

The Company entered into two interest rate swap agreements to hedge a portion of the underlying interest rate risk on current and future borrowings under the Wynn Macau credit facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings incurred under the Wynn Macau credit facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings incurred under the Wynn Macau credit facility up to a maximum of approximately HK$1.1 billion (approximately U.S.$140 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable Hong Kong Interbank Offered Rate (“HIBOR”) at the time of payment. Both swap agreements terminate on November 28, 2008.

These interest rate swaps fix the interest rates on the current U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau credit facility at approximately 6.59% and 6.52%, respectively.

12. Share-Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Casino	$1,194	$1,269
Rooms	178	170
Food & beverage	228	286
Entertainment, retail and other	53	79
General and administrative	1,765	2,656

Total stock-based compensation expense	3,418	4,460
Total stock-based compensation capitalized	168	212

Total stock-based compensation costs	$3,586	$4,672

13. Stockholders’ Equity

During the three months ended March 31, 2008, the Company repurchased 2,464,542 shares of the Company’s common stock for a net cost of $244.1 million. Total shares purchased to date pursuant to the Board authorized equity repurchase program of up to $1.2 billion is 4,353,863 shares at a cost of $423.4 million.

14. Commitments and Contingencies

Encore at Wynn Las Vegas Construction and Development. Encore at Wynn Las Vegas will include a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore at Wynn Las Vegas on April 28, 2006 and expects to open it to the public in December 2008.

The project budget is currently estimated at approximately $2.2 billion for Encore at Wynn Las Vegas and related capital improvements. The project is currently being funded from the Company’s existing Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore at Wynn Las Vegas. The Contract sets forth all of the terms and conditions pursuant to which Tutor is designing and constructing Encore at Wynn Las Vegas. In June 2007, the Company executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through March 31, 2008, the Company had incurred approximately $1.2 billion of project costs related to the development and construction of Encore at Wynn Las Vegas and related capital improvements.

Wynn Macau

Construction and Enhancements. The Company has made and continues to make certain enhancements and refinements to Wynn Macau. As a result, the Company has incurred and will continue to incur capital expenditures related to these enhancements and refinements.

Encore at Wynn Macau Construction and Development. Construction has commenced on a further expansion of Wynn Macau. Encore at Wynn Macau is expected to open in the first half of 2010 adding a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas, along with restaurants and additional retail and gaming space.

On November 8, 2007, Wynn Macau, S.A. executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of Encore at Wynn Macau. The current project budget is approximately $600 million.

Through March 31, 2008, the Company had incurred approximately $75.8 million of project costs related to the development and construction of Encore at Wynn Macau.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made eight payments to the Macau government under the land concession contract and is required to make three additional semi-annual payments (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Litigation

The Company does not have any material litigation as of March 31, 2008.

15. Income Taxes

During the three months ended March 31, 2008, the Company recorded a tax benefit of $4.7 million. The Company’s effective tax rate/(benefit) of (11.2%) was 46.2 percentage points lower than the U.S. Federal rate of 35% primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses. There is no U.S. provision for taxes on our Macau earnings as such earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $8.3 million in such taxes during the three months ended March 31, 2008. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

16. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	March 31, 2008	December 31, 2007
Total assets
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$3,671,653	$3,558,877
Wynn Macau (including Encore at Wynn Macau)	1,790,818	1,724,039
Corporate and other assets	743,064	1,016,366

Total consolidated assets	$6,205,535	$6,299,282

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net Revenues
Wynn Las Vegas	$287,160	$330,735
Wynn Macau	491,546	304,582

Total Net Revenues	$778,706	$635,317

Adjusted Property EBITDA(1)
Wynn Las Vegas	$68,438	$111,227
Wynn Macau	129,395	79,010

Total	197,833	190,237

Other operating costs and expenses
Pre-opening costs	5,323	1,836
Depreciation and amortization	62,732	51,524
Property charges and other	24,267	13,269
Corporate expenses and other	14,100	15,429

Total	106,422	82,058

Operating income	91,411	108,179

Non-operating costs and expenses
Interest income and other	11,074	12,100
Interest expense, net	(45,268)	(37,673)
Decrease in swap fair value	(15,212)	(475)
Loss from extinguishment of debt	—	(157)

Total	(49,406)	(26,205)

Income before benefit/provision for income taxes	42,005	81,974
Benefit/(provision) for income taxes	4,712	(23,569)

Net income	$46,717	$58,405

(1)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted Property EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•

conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under the Wynn Las Vegas Credit Facilities and the Wynn Macau Credit Facilities;

•	competition in the casino/hotel and resort industries;

•	completion of Encore at Wynn Las Vegas on time and within budget;

•	completion of Encore at Wynn Macau on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas with anticipated cash flows generated at Wynn Las Vegas;

•	doing business in foreign locations such as Macau (including the risks associated with Macau’s developing gaming regulatory framework);

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	general domestic or international economic conditions;

•	pending or future legal proceedings;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas adjacent to Wynn Las Vegas. We are also currently constructing Encore at Wynn Macau (previously known as Wynn Diamond) as an addition to Wynn Macau which consists of an additional hotel tower and related amenities, including gaming space.

Our Resorts

The following table sets forth information about our operating properties as of April 2008:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	111,000	140	1,970
Wynn Macau	600	205,000	380	1,240

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond, Mobil Five Star and Michelin award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

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

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we began to make enhancements and refinements to the property after its opening in 2005 and continued such enhancements through March 2008.

Encore at Wynn Las Vegas

We are constructing Encore at Wynn Las Vegas on approximately 20 acres on the Las Vegas Strip, adjacent to Wynn Las Vegas. Encore at Wynn Las Vegas will include a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, as well as restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore at Wynn Las Vegas is expected to open to the public in December 2008.

Wynn Macau

We opened Wynn Macau on September 6, 2006. Wynn Macau currently features:

•	An approximately 205,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in five restaurants;

•

Approximately 46,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, and Zegna;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

We have commenced construction on a further expansion of Wynn Macau, which was first announced in November 2006 as Wynn Diamond and is now known as Encore at Wynn Macau. This further expansion will add a fully-integrated resort hotel with approximately 400 luxury suites and four villas, along with restaurants and additional retail and gaming space. We expect Encore at Wynn Macau to open in the first half of 2010.

In response to our evaluation of Wynn Macau and the reactions of our guests, we began to make enhancements and refinements to the property after its opening in 2006 and continued such enhancements through March 2008.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

Future Development

The Company owns approximately 147 acres immediately adjacent to both Wynn Las Vegas and Encore at Wynn Las Vegas, which is currently improved with a golf course. We are in the process of developing our plans for its further development. Conceptual plans at this point in time include additional resorts and a convention center. No construction timeline or budget has been prepared.

The Company has applied to the government of Macau for a land concession for approximately 52 acres on Cotai and is awaiting final governmental approval of this concession. Our plans for this site currently contain a single casino resort property. No construction timeline or budget has been prepared.

Results of Operations

Our operations currently consist of Wynn Las Vegas and Wynn Macau. The reliance for our operating cash flow on only two properties exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Net Revenues
Wynn Las Vegas	$287,160	$330,735
Wynn Macau	491,546	304,582

Total Net Revenues	$778,706	$635,317

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

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Statement of Income is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing Rolling Chip wagers within our Wynn Macau VIP program.

•	Rolling Chips are physically identifiable chips that are used to track VIP wagering volume for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by Wynn Las Vegas or Wynn Macau and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms available.

Financial results for the three months ended March 31, 2008 compared to the three months ended

March 31, 2007.

Revenues

Net revenues for the three months ended March 31, 2008 are comprised of $591.8 million in casino revenues (76% of total net revenues) and $186.9 million of net non-casino revenues (24% of total net revenues).

Net revenues for the first quarter of 2007 were comprised of $457.2 million in casino revenues (72% of total net revenues) and $178.1 million of net non-casino revenues (28% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues as well as increased the length of play in our casinos.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2008 of approximately $591.8 million represents a $134.6 million (or 29%) increase from casino revenues of $457.2 million for the three months ended March 31, 2007. At Wynn Las Vegas, we experienced a $48 million decrease in casino revenues compared to the prior year due to a 3% decrease in drop and a decrease in our average table games win percentage. Our average table games win percentage (before discounts) for the three months ended March 31, 2008 was 19.9%, which was below the expected range of 21% to 24% and compares to 27.6% for the prior year quarter. Slot handle at Wynn Las Vegas decreased 2.8% during the three months ended March 31, 2008 as compared to 2007, and the slot win percentage was slightly below the expected range of 4.5% to 5.5%. Casino revenues at Wynn Macau increased $182.5 million during the three months ended March 31, 2008, compared to the prior year quarter. At Wynn Macau, we experienced a 105% increase in turnover in the VIP casino segment and our win as a percent of turnover was 3%, which is within the expected range of 2.7% to 3.0% compared to 3.3% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 16.9% when compared to the prior year quarter and the average table games win percentage was 19.7%, which is within the expected range of 18% to 20%. The average table game win percentage at Wynn Macau for the three months ended March 31, 2007 was 18.2%. Slot handle at Wynn Macau increased 105% compared to the prior year quarter and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in casino revenue at Wynn Macau is a result of growth in the Macau market as well as our casino expansion which opened in December 2007.

For the three months ended March 31, 2008, room revenues were approximately $85.3 million, which was flat with room revenues for the three months ended March 31, 2007. Room revenue at Wynn Las Vegas decreased approximately $2.3 million compared to the prior year quarter due to lower occupancy and lower rates, while room revenue at Wynn Macau increased due to increased occupancy and increased rates. See the table below for key operating measures related to room revenue.

	Three Months Ended March 31,
	2008	2007
Average Daily Rate
Wynn Las Vegas	$298	$310
Wynn Macau	276	245
Occupancy
Wynn Las Vegas	95.8%	96.2%
Wynn Macau	88.5%	84.8%
REVPAR
Wynn Las Vegas	$285	$298
Wynn Macau	244	208

Other non-casino revenues for the three months ended March 31, 2008 included food and beverage revenues of approximately $91.1 million, retail revenues of approximately $35.8 million, entertainment revenues of approximately $19.2 million, and other revenues from outlets such as the spa and salon, of approximately $13.2 million. Other non-gaming revenues for the three months ended March 31, 2007 included food and beverage revenues of approximately $87.9 million, retail revenues of approximately $27.4 million, entertainment revenues of approximately $10.9 million, and other revenues from outlets, including the spa and salon, of approximately $13.9 million. The increase in food and beverage revenues and retail revenues were primarily driven by our

Macau operations. General growth in the Macau market and our expansion, which opened in December 2007 (including additional retail outlets), were primarily responsible for the increases. Entertainment revenues increased over the prior year quarter due to Spamalot at Wynn Las Vegas, which opened in late March 2007, and a full quarter of Le Rêve in 2008 versus only two months during the three months ended March 31, 2007, due to a remodeling of the Le Rêve showroom in March 2007. In March 2008, together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008 pursuant to the terms of our contract.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2008, departmental expenses included casino expenses of $388.4 million, rooms expenses of $20.3 million, food and beverage expenses of $51.7 million, and entertainment, retail and other expenses of $44.6 million. Also included are general and administrative expenses of approximately $79.3 million and approximately $11.5 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2007, departmental expenses included casino expenses of $264.7 million, room expenses of $21 million, food and beverage expenses of $54.3 million, and entertainment, retail and other expenses of $35.1 million, general and administrative expenses of approximately $78.2 million and approximately $7.7 million charged as a provision for doubtful accounts receivable. Casino expenses have increased over the prior year quarter primarily related to the increased revenue at Wynn Macau as noted above, including the 39 percent gross win tax on casino revenues.

Pre-opening costs

Pre-opening costs for the three months ended March 31, 2008 were $5.3 million compared to $1.8 million for the three months ended March 31, 2007. Pre-opening costs incurred during the three months ended March 31, 2008 related to Encore at Wynn Las Vegas. We expect that pre-opening costs will increase as the opening of Encore at Wynn Las Vegas in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2008 of $62.7 million increased by $11.2 million when compared to the three months ended March 31, 2007, primarily due to depreciation expense associated with the expansion of Wynn Macau, a portion of which opened in September 2007 and the remainder which opened in December 2007. In addition, we shortened the estimated lives of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas due to an anticipated ordinary course room renovation.

During the construction of Wynn Las Vegas and Wynn Macau, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once these properties opened, their assets were placed into service and we began recognizing the associated depreciation expense. Depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets and adjust them when circumstances require.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to Wynn Las Vegas.

Property charges and other

Property charges and other for the three months ended March 31, 2008 were $24.3 million compared to approximately $13.3 million for the three months ended March 31, 2007. Property charges and other for the three months ended March 31, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which will close in July 2008. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to the contract. The remaining property charges were related to renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended March 31, 2007 included a $10 million charge for the abandonment of our parking garage at Wynn Macau. In January 2007, we decided to abandon this parking garage to make way for Encore at Wynn Macau.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at both Wynn Las Vegas and Wynn Macau. Costs of $2.7 million relating to assets abandoned as a result of these enhancement and remodel efforts at Wynn Las Vegas were expensed as property charges during the three months ended March 31, 2008. During the three months ended March 31, 2008, we incurred approximately $3.7 million of such charges at Wynn Macau. We expect that property charges may continue in future periods as additional enhancements to our properties are made.

Other non-operating costs and expenses

Interest income and other decreased by $1 million to $11.1 million for the three months ended March 31, 2008 compared to $12.1 million for the three months ended March 31, 2007. Interest income increased $1 million due to an increase in our invested cash balances which was offset by a decrease in interest earned on such balances compared to the prior year quarter. Further offsetting this increase was a loss recorded in connection with the remeasurement of assets and liabilities in Macau denominated in U.S. dollars.

Interest expense was $45.3 million, net of capitalized interest of $16.9 million, for the three months ended March 31, 2008, compared to $37.7 million, net of capitalized interest of $6.9 million, for the three months ended March 31, 2007. Interest costs increased approximately $15.6 million due to the $1 billion Wynn Resorts term loan and approximately $7.2 million related to the additional $400 million first mortgage notes issued in November 2007. These increases were offset by approximately $3.6 million less interest due to the conversion of the Debentures in July 2007, an increase of $10 million in capitalized interest related to our construction activities, and approximately $1.6 million less interest on our Wynn Las Vegas and Wynn Macau credit facilities.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $15.2 million for the three months ended March 31, 2008 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2007 to March 31, 2008. During the three months ended March 31, 2007 we recorded an expense of $0.5 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2006 and March 31, 2007. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

During the three months ended March 31, 2008, we recorded a tax benefit of $4.7 million. Our effective tax rate/(benefit) of (11.2%) was 46.2 percentage points lower than the U.S. Federal rate of 35%, primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses. There is no U.S. provision for taxes on our Macau earnings as such earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $8.3 million in such taxes for the three months ended March 31, 2008. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided from operations for the three months ended March 31, 2008 was $138.3 million compared to $175.4 million provided by operations for the three months ended March 31, 2007. This decrease is primarily due to the decrease in operating income at Wynn Las Vegas as a result of the decline in casino department profit.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at March 31, 2008 included approximately $500 million remaining from the $900 million cash received from the sale of our subconcession on September 11, 2006 and $350 million borrowed under the Wynn Resorts Term Loan Facility on December 31, 2007. At March 31, 2008, we had approximately $1.2 billion of cash and cash equivalents available for operations, new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore at Wynn Las Vegas and Encore at Wynn Macau. Of this amount, approximately $381.6 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. In addition, we have availability under our Wynn Las Vegas and Wynn Macau credit facilities as noted below under Financing Activities.

At March 31, 2008, we had approximately $290.5 million in restricted cash and investments which is restricted for the following:

•	$31.3 million restricted for the Encore at Wynn Las Vegas completion guarantee; and

•	$259.2 million restricted for repurchases of our common stock.

Cash equivalents include investments in U.S. Treasury Bills and overnight money market funds. Restricted investments are kept in money market funds or relatively short-term, government-backed, marketable debt securities as required by agreements governing our debt facilities.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore at Wynn Las Vegas. We expect to open Encore at Wynn Las Vegas in December 2008. Design and construction is progressing as expected. Current construction activities include the following:

•	The concrete floor slabs and structural steel are complete for the hotel tower and low-rise casino;

•	Exterior glass installation is 100% complete and the tower’s illuminated “Encore” sign is operational;

•	Furniture and equipment installation is in progress;

•	Drywall is 95% complete in the convention area, 50% complete in the casino, 80% complete at the spa level, and 85% complete in the back of house area; and

•	Taxi and valet tunnels are complete and exterior enclosure of the entire low rise is 60% complete.

Our project budget is currently estimated at approximately $2.2 billion for Encore at Wynn Las Vegas and related capital improvements. The project is currently being funded from our Wynn Las Vegas Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore at Wynn Las Vegas. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore at Wynn Las Vegas. In June 2007, we executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

As of March 31, 2008, we had incurred approximately $1.2 billion of project costs related to the development and construction of Encore at Wynn Las Vegas and related capital improvements.

The ongoing costs of Encore at Wynn Las Vegas will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed amounts of excess cash flow from the operations of Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities; and

•	Third, by using the funds from the completion guarantee deposit account.

Wynn Las Vegas

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we continue to make certain enhancements and refinements to the property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements.

Wynn Macau

As at Wynn Las Vegas, in response to our evaluation of Wynn Macau and the reactions of our guests, we continue to make certain enhancements and refinements to this property. As a result, we have incurred and will continue to incur capital expenditures relating to these enhancements and refinements.

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. We expect Encore at Wynn Macau to open in the first half of 2010.

Design of the project continues to progress and current construction activities include the following:

•	The ground floor and first floor slabs are complete;

•	The third floor slab construction has commenced;

•	The basement garage level 1 is fully excavated. Levels 2 and 3 are in progress;

•	Two tower cranes have been erected; and

•	The roof top central plant construction is ongoing.

We expect total development and construction costs to be approximately $600 million. The project budget will be funded from our existing Wynn Macau Credit Facilities and cash flow from operations at Wynn Macau.

In July 2007, Wynn Macau S.A. issued a notice to proceed and on November 8, 2007, executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State

Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau.

As of March 31, 2008, we had incurred approximately $75.8 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Wynn Resorts, Limited

On June 7, 2007, our Board of Directors authorized an equity repurchase program of up to $1.2 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. During the three months ended March 31, 2008, we repurchased 2,464,542 shares at a net cost of $244.1 million. As of March 31, 2008, we had repurchased a total of 4,353,863 shares of our common stock for a net cost of $423.4 million, and an average price of $97.25 per share.

Wynn Las Vegas and Encore at Wynn Las Vegas

As of March 31, 2008, our Wynn Las Vegas credit facilities consist of a $900 million revolving credit facility (the “Wynn Las Vegas Revolver”) and $225 million term loan facility (the “Wynn Las Vegas Term Loan”) ( together the “Wynn Las Vegas Credit Facilities”). For borrowings under the Wynn Las Vegas Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

During the three months ended March 31, 2008, we borrowed $125 million under the Wynn Las Vegas Revolver. We also have $16.7 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, $758.3 million remains available under the Wynn Las Vegas Revolver for future borrowings for the construction of Encore at Wynn Las Vegas or for other uses as necessary. For borrowings under the Wynn Las Vegas Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore at Wynn Las Vegas, the margin will fluctuate between a range of 1 to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability. After the opening of Encore at Wynn Las Vegas, the annual fee that we will be required to pay for unborrowed availability based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

Wynn Macau and Encore at Wynn Macau

On June 27, 2007, Wynn Resorts (Macau) S.A., amended its credit facilities, dated September 14, 2005 (“Amended Common Terms Agreement”), and entered into other related amendments and agreements with a syndicate of lenders. The Amended Common Terms Agreement and related agreements took effect on June 29, 2007 and expand availability under Wynn Macau, S.A.’s existing senior bank facility from $764 million to $1.550 billion, in a combination of Hong Kong and U.S. dollars, including a $550 million equivalent fully funded senior term loan facility (“the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.75%.

During the three months ended March 31, 2008, we made no borrowings under the Wynn Macau Credit Facilities, and our outstanding balance was $550.9 million, with remaining availability of $1 billion. Future borrowings under the Wynn Macau Credit Facilities will be used to complete Encore at Wynn Macau, make investments in other projects in and around Macau and for general corporate purposes.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2008, we had outstanding letters of credit totaling $16.7 million.

Contractual Obligation and Commitments

There have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and the distribution of loan proceeds. Further, the Wynn Resorts $1 billion term loan places various restrictions on our ability to pay dividends with the proceeds of certain dispositions and certain funds drawn from such term loan.

If completion of Encore at Wynn Las Vegas is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas will fund its operations and capital requirements from operating cash flow and remaining availability under Wynn Las Vegas, LLC’s Credit Facilities. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future borrowings available to us under the Wynn Las Vegas Credit Facilities will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to these policies for the three months ended March 31, 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008, did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Wynn Resorts Swap

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the $1 billion Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 2.836% on the $1 billion notional amount and receives payment based on LIBOR. This swap fixes the interest rate at approximately 5.09%. This swap terminates in June 2010.

Wynn Las Vegas

As of March 31, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC term loan facility, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new term loan facility at approximately 5.7%, changes in fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income, as the swap does not qualify for hedge accounting.

Wynn Macau

As of March 31, 2008, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings incurred under the Wynn Macau Term Loan up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings incurred under the Wynn Macau Term Loan up to a maximum of approximately HK$1.1 billion (approximately U.S.$140 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

These interest rate swaps fix the interest rates on the current U.S. dollar and Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 6.59% and 6.52%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values of our interest rate swap arrangements as of March 31, 2008 and December 31, 2007 (all amounts in thousands):

Asset/(Liability) fair value at:	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
March 31, 2008	$(9,607)	$(2,225)	$(6,059)	$(17,891)
December 31, 2007	$—	$416	$(3,095)	$(2,679)

The fair value approximates the amount the Company would pay/receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Interest Rate Sensitivity

As of March 31, 2008, approximately 60% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by $14.8 million.

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

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to those risk factors during the three months ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We have not adopted a policy regarding the payment of dividends, however we plan to evaluate the payment of dividends from time to time.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and the distribution of loan proceeds. Further, the Wynn Resorts $1 billion term loan places various restrictions on our ability to pay dividends with the proceeds of certain dispositions and certain funds drawn from such term loan.

$1.2 billion Equity Repurchase Program

On June 7, 2007, the Board of Directors of Wynn Resorts, Limited authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its 6% Convertible Debentures due 2015. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of March 31, 2008, the Company had repurchased a cumulative total of 4,353,863 shares of its common stock through open market purchases for net costs of $423.4 million, and an average price of $97.25 per share. Purchases during the three months ended March 31, 2008 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2008	1,409,157	$102.29	1,409,157
February 2008	—	—	—
March 2008	1,055,385	94.75	1,055,385

Total	2,464,542	$99.06	2,464,542	$776,588,082

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts Limited and Marc D. Schorr.(3)

10.2	First Amendment to Employment Agreement, dated as of March 26, 2008, between Wynn Resorts, Limited and John Strzemp.(4)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 4, 2008 and incorporated herein by reference.

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 28, 2008 and incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 9, 2008	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)