Form 10-Q
period 2008-06-30
WYNN RESORTS LTD
filed 2008-08-08
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common stock, $0.01 par value	103,745,540

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,333,828	$1,275,120
Restricted cash and investments	43,925	—
Receivables, net	153,596	179,059
Inventories	80,042	73,291
Deferred income taxes	—	24,746
Prepaid expenses and other	32,756	29,775

Total current assets	1,644,147	1,581,991
Restricted cash and investments	31,495	531,120
Property and equipment, net	4,414,496	3,939,979
Intangibles, net	51,240	60,074
Deferred financing costs	74,592	83,087
Deferred income taxes	187,617	—
Deposits and other assets	120,510	97,531
Investment in unconsolidated affiliates	4,956	5,500

Total assets	$6,529,053	$6,299,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$320,534	$182,718
Current portion of long-term debt	2,714	3,273
Current portion of land concession obligation	5,880	5,738
Income taxes payable	1,256	138
Accrued interest	11,225	12,478
Accrued compensation and benefits	68,583	93,097
Gaming taxes payable	98,095	75,014
Other accrued expenses	18,340	18,367
Customer deposits and other related liabilities	152,735	177,605
Deferred income taxes	167,135	—
Construction retention	39,784	16,755

Total current liabilities	886,281	585,183
Long-term debt	3,893,069	3,533,339
Other long-term liabilities	42,263	39,335
Long-term land concession obligation	3,051	6,029
Deferred income taxes	—	152,953
Construction retention	30,243	34,284

Total liabilities	4,854,907	4,351,123

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,535,578 and 116,259,411 shares issued; 107,986,895 and 114,370,090 shares outstanding	1,165	1,162
Treasury stock, at cost; 8,548,683 and 1,889,321 shares	(782,926)	(179,277)
Additional paid-in capital	2,283,469	2,273,078
Accumulated other comprehensive loss	(3,311)	(2,905)
Retained earnings (deficit)	175,749	(143,899)

Total stockholders’ equity	1,674,146	1,948,159

Total liabilities and stockholders’ equity	$6,529,053	$6,299,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Casino	$623,637	$491,825	$1,215,408	$949,017
Rooms	86,811	87,797	172,073	173,088
Food and beverage	96,955	92,226	188,020	180,109
Entertainment, retail and other	72,958	62,661	141,112	114,866

Gross revenues	880,361	734,509	1,716,613	1,417,080
Less: promotional allowances	(55,204)	(46,968)	(112,750)	(94,222)

Net revenues	825,157	687,541	1,603,863	1,322,858

Operating costs and expenses:
Casino	399,947	289,668	788,325	554,393
Rooms	20,412	21,365	40,743	42,341
Food and beverage	55,125	54,953	106,796	109,208
Entertainment, retail and other	43,257	41,446	87,874	76,547
General and administrative	84,973	74,294	164,235	152,460
Provision for doubtful accounts	1,194	14,362	12,716	22,103
Pre-opening costs	6,821	889	12,144	2,725
Depreciation and amortization	63,779	51,902	126,511	103,426
Property charges and other	5,298	13,021	29,565	26,290

Total operating costs and expenses	680,806	561,900	1,368,909	1,089,493
Equity in income from unconsolidated affiliates	163	512	971	967

Operating income	144,514	126,153	235,925	234,332

Other income (expense):
Interest income and other	6,421	10,408	17,495	22,508
Interest expense, net of capitalized interest	(40,982)	(35,460)	(86,250)	(73,133)
Increase in swap fair value	23,919	2,334	8,707	1,859
Loss from extinguishment of debt	—	—	—	(157)

Other income (expense), net	(10,642)	(22,718)	(60,048)	(48,923)

Income before income taxes	133,872	103,435	175,877	185,409
Benefit (provision) for income taxes	138,121	(13,885)	142,833	(37,454)

Net income	$271,993	$89,550	$318,710	$147,955

Basic and diluted income per common share:
Net income:
Basic	$2.45	$0.88	$2.85	$1.46
Diluted	$2.42	$0.82	$2.82	$1.36
Weighted average common shares outstanding:
Basic	111,128	101,214	111,770	101,307
Diluted	112,365	112,111	112,986	112,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$318,710	$147,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,511	103,426
Deferred income taxes	(144,131)	36,641
Stock-based compensation	8,554	9,341
Amortization and writeoffs of deferred financing costs, and other	10,774	10,183
Loss on extinguishment of debt	—	157
Provision for doubtful accounts	12,716	22,103
Property charges and other	29,565	26,290
Equity in income of unconsolidated affiliates, net of distributions	544	719
Increase in swap fair value	(8,707)	(1,859)
Increase (decrease) in cash from changes in:
Receivables, net	12,632	(2,619)
Inventories and prepaid expenses and other	(10,334)	(7,338)
Accounts payable and accrued expenses	(18,034)	(7,818)

Net cash provided by operating activities	338,800	337,181

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(606,412)	(379,562)
Restricted cash and investments	(443)	196,786
Deposits and purchase of other assets	(29,547)	(58,753)
Other	3,861	1,632

Net cash used in investing activities	(632,541)	(239,897)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,504	4,262
Proceeds from issuance of long-term debt	361,000	220,576
Principal payments on long-term debt	(2,353)	(128,691)
Cash and investments restricted for stock repurchases	456,143	—
Purchase of treasury stock	(460,580)	(123,393)
Payments on long-term land concession obligation	(2,836)	(4,659)
Payment of deferred financing costs and other	(151)	(14,343)

Net cash provided by (used in) financing activities	352,727	(46,248)

Effect of exchange rate on cash	(278)	(1,904)

Cash and cash equivalents:
Increase in cash and cash equivalents	58,708	49,132
Balance, beginning of period	1,275,120	789,407

Balance, end of period	$1,333,828	$838,539

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2008 and December 31, 2007, approximately 73% and 65%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rooms	$8,846	$7,808	$17,562	$14,846
Food and beverage	18,567	16,069	39,713	33,354
Entertainment, retail and other	2,012	1,611	4,346	3,999

Total	$29,425	$25,488	$61,621	$52,199

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred during development periods are included in pre-opening costs. Once a project is complete, advertising costs are included in general and administrative expenses. For the three months ended June 30, 2008 and 2007, advertising costs totaled approximately $6.3 million and $5.7 million, respectively. For the six months ended June 30, 2008 and 2007, advertising costs totaled approximately $13.7 million and $13.6 million, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the impact that the adoption of the FSP will have on its consolidated financial statements.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding (used in calculation of basic earnings per share)	111,128	101,214	111,770	101,307
Potential dilution from the assumed exercise of stock options, non-vested stock, and the Debentures	1,237	10,897	1,216	10,930

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	112,365	112,111	112,986	112,237

The calculation of diluted EPS for the three and six months ended June 30, 2007 also includes an addition to net income of $2.3 million and $4.6 million, respectively, to reflect the interest expense, net of related tax effects, that would not have been incurred on the Debentures had they been converted as of January 1, 2007. For the three and six months ended June 30, 2008, 860,000 stock options were excluded from the calculation of diluted EPS because they were anti-dilutive.

4. Comprehensive Income

Comprehensive income consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$271,993	$89,550	$318,710	$147,955
Currency translation adjustment	(2,438)	(261)	(406)	(3,904)

Comprehensive income………	$269,555	$89,289	$318,304	$144,051

As of June 30, 2008 and December 31, 2007, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2008 and 2007 totaled approximately $115.3 million and $82.7 million, respectively. Interest capitalized for the six months ended June 30, 2008 and 2007 totaled approximately $37.4 million and $16.1 million, respectively.

During the six months ended June 30, 2008 and 2007, capital expenditures exclude an increase of approximately $3.4 million and $45.4 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
Casino	$195,972	$216,166
Hotel	26,592	19,464
Other	9,386	9,575

	231,950	245,205
Less: allowance for doubtful accounts	(78,354)	(66,146)

	$153,596	$179,059

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
Land and improvements	$615,894	$615,894
Buildings and improvements	1,795,040	1,799,321
Airplanes	77,326	77,326
Furniture, fixtures and equipment	926,206	896,060
Leasehold interest in land	66,970	66,983
Construction in progress	1,487,428	921,747

	4,968,864	4,377,331
Less: accumulated depreciation and amortization	(554,368)	(437,352)

	$4,414,496	$3,939,979

As of June 30, 2008 and December 31, 2007, construction in progress includes costs capitalized in conjunction with the development and construction of Encore at Wynn Las Vegas and Encore at Wynn Macau.

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
6 5/8% First Mortgage Notes, due December 1, 2014, net of original issue discount of $10,200 and $10,816, respectively	$1,689,800	$1,689,184
$1 billion Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	1,000,000	1,000,000
$900 million Wynn Las Vegas Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	361,000	—
$225 million Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$550 million Wynn Macau Senior Term Loan Facilities; due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	549,901	549,995
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	40,250	40,950
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	29,793	31,417
Other	39	66

	3,895,783	3,536,612
Current portion of long-term debt	(2,714)	(3,273)

	$3,893,069	$3,533,339

Wynn Resorts $1 Billion Term Loan Modification

On August 1, 2008, the Company entered into an amendment to its credit agreement for the Wynn Resorts $1 billion Term Loan. This amendment allows Stephen A. Wynn, the Company’s Chairman and Chief Executive Officer, to purchase an interest in the debt. On August 1, 2008, Mr. Wynn advised the Company that he purchased $198,250,000 of the face amount of the outstanding debt.

Debt Covenant Compliance

As of June 30, 2008, management believes the Company was in compliance with all debt covenants.

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which deposits are replenished on an ongoing basis as needed. As of June 30, 2008 and December 31, 2007, Mr. Wynn and the other officers had a credit balance with the Company of $165,783 and $357,145, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ended June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000.

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

10. Property Charges and Other

Property charges and other for the three months ended June 30, 2008 and 2007 were $5.3 million and $13 million, respectively. Property charges and other for the six months ended June 30, 2008 and 2007 were $29.6 million and $26.3 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended June 30, 2008 include a $3.6 million charge at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant. Property charges and other for the three months ended June 30, 2007 include a $10.2 million charge at Wynn Macau for the abandonment of costs related to portions of the main kitchen, warehouse and restaurants that enabled the main casino to be connected with the expansion that opened in December 2007.

Property charges and other for the six months ended June 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to their contract. The Spamalot costs include the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The remaining property charges were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the six months ended June 30, 2007 include the following charges at Wynn Macau: (a) a $10.2 million charge for the abandonment of costs related to portions of the main kitchen, warehouse and restaurants that enabled the main casino to be connected with the expansion that opened in December 2007, and (b) a $10 million charge related to the abandonment of a parking garage to make room for Encore at Wynn Macau. The remaining property charges for the six months ended June 30, 2007 were related to the renovations to portions of the Le Rêve Theater at Wynn Las Vegas and the remodeling of certain areas in the food court at Wynn Macau.

11. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to certain of its debt facilities. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. These interest rate swaps essentially fix the interest rate at the percentages noted below, however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase in swap fair value in the accompanying Condensed Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

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

The following table represents the historical asset (liability) fair values as of June 30, 2008 and December 31, 2007. The fair value approximates the amount the Company would receive/pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Asset/(Liability) fair value at: (amounts in thousands)	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
June 30, 2008	$10,306	$(1,141)	$(3,137)	$6,028
December 31, 2007	$—	$416	$(3,095)	$(2,679)

Wynn Resorts Swap

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts, Limited $1 billion Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 2.836% on the $1 billion notional amount and receives payments based on LIBOR. This swap fixes the interest rate at approximately 5.09%. This swap terminates in June 2010.

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

Wynn Macau Swaps

The Company entered into two interest rate swap agreements to hedge a portion of the underlying interest rate risk on current and future borrowings under the Wynn Macau credit facility. Under the first swap agreement, the Company pays a fixed interest rate of 4.84% on borrowings incurred under the Wynn Macau credit facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 4.77% on borrowings incurred under the Wynn Macau credit facility up to a maximum of approximately HK$1.1 billion (approximately U.S.$140 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable Hong Kong Interbank Offered Rate (“HIBOR”) at the time of payment. Both swap agreements terminate in November 2008.

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

12. Share-Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Casino	$1,744	$1,253	$2,938	$2,522
Rooms	164	188	342	358
Food and beverage	222	276	450	562
Entertainment, retail and other	53	79	106	158
General and administrative	2,953	3,085	4,718	5,741

Total stock-based compensation expense	5,136	4,881	8,554	9,341
Total stock-based compensation capitalized	168	196	336	408

Total stock-based compensation costs	$5,304	$5,077	$8,890	$9,749

During the three and six months ended June 30, 2008, the Company granted to employees and directors 760,000 and 860,000 stock options, respectively. The Company also granted 292,500 non-vested shares to employees and directors for the three and six months ended June 30, 2008.

13. Stockholders’ Equity

During the six months ended June 30, 2008, the Company repurchased 6,659,362 shares of the Company’s common stock for a net cost of $603.6 million. Included in accounts payable at June 30, 2008 is a payable of $143.1 million related to these share purchases. Total shares purchased through June 30, 2008, pursuant to the Board authorized equity repurchase program of up to $1.2 billion was 8,548,683 shares at a net cost of $782.9 million. On July 10, 2008, the Board of Directors of the Company authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized to $1.7 billion. In July 2008, the Company purchased an additional 4,256,271 shares at a net cost of $336.5 million.

14. Commitments and Contingencies

Encore at Wynn Las Vegas

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

The project budget is approximately $2.3 billion for Encore at Wynn Las Vegas and related capital improvements. The project is being funded from the existing Wynn Las Vegas Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, the Company entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore at Wynn Las Vegas. The Contract sets forth all of the terms and conditions pursuant to which Tutor is designing and constructing Encore at Wynn Las Vegas. In June 2007, the Company executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. Subsequent change orders bring the current guaranteed maximum price to $1.4 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

Through June 30, 2008, the Company had incurred approximately $1.5 billion of project costs related to the development and construction of Encore at Wynn Las Vegas and related capital improvements.

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

On November 8, 2007, Wynn Macau, S.A. executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of Encore at Wynn Macau. The current project budget is approximately $700 million.

Through June 30, 2008, the Company had incurred approximately $114.1 million of project costs related to the development and construction of Encore at Wynn Macau.

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

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Ltd entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights with respect to a portion of approximately 52 acres of land in the Cotai area of Macau. The payment will be made 15 days after the Government of the Special Administrative Region of the People’s Republic of China publishes the Company’s rights to the land in the government’s official gazette. The Company has filed an application for the land with the government of Macau and is awaiting final approval.

Litigation

The Company does not have any material litigation as of June 30, 2008.

Sales and use tax on complimentary meals

In March, 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. Stat ex rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July, 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of June 30, 2008, the Company had not recorded a receivable related to this matter.

15. Income Taxes

During the three and six months ended June 30, 2008, the Company recorded tax benefits of $138.1 million and $142.8 million, respectively. During the three and six months ended June 30, 2008 the Company recorded a deferred tax provision of $250.1 million as a result of increasing its U.S. deferred tax liability for that portion of the earnings of Wynn Macau no longer considered permanently invested abroad. Additionally, the Company completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, the Company recorded a $390.8 million deferred tax asset and income tax benefit (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. As a result of these items, a net tax benefit of $140.7 million is included in the computation of the income tax benefit for the three and six months ended June 30, 2008. In addition to the foregoing, the Company reclassified certain deferred tax assets and liabilities from noncurrent to current based upon the expected period of realization. There is no U.S. provision for income taxes on our Macau earnings that are considered permanently invested abroad.

The Company’s effective tax rate/(benefit) for the three and six months ended June 30, 2008, computed without regard to the $140.7 million net deferred tax benefit discussed in the preceding paragraph, was 1.9% and (1.2%). These rates were 33.1 and 36.2 percentage points lower than the U.S. Federal rate of 35% primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $11.3 million and $19.6 million in such taxes during the three and six months ended June 30, 2008, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

For the three and six months ended June 30, 2008, the Company increased its liability for uncertain tax positions by $9.9 million and $13.9 million respectively. Approximately $0.5 million and $1.6 million of such increases in unrecognized tax benefits would, if recognized, increase the effective tax rate.

16. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	June 30, 2008	December 31, 2007
Total assets
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$3,910,131	$3,558,877
Wynn Macau (including Encore at Wynn Macau)	1,919,534	1,724,039
Corporate and other	699,388	1,016,366

Total consolidated assets	$6,529,053	$6,299,282

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues
Wynn Las Vegas	$295,261	$335,053	$582,421	$665,788
Wynn Macau	529,896	352,488	1,021,442	657,070

Total Net Revenues	$825,157	$687,541	$1,603,863	$1,322,858

Adjusted Property EBITDA(1)
Wynn Las Vegas	$81,795	$115,300	$150,233	$226,527
Wynn Macau	155,187	92,657	284,582	171,667

Total	236,982	207,957	434,815	398,194

Other operating costs and expenses
Pre-opening costs	6,821	889	12,144	2,725
Depreciation and amortization	63,779	51,902	126,511	103,426
Property charges and other	5,298	13,021	29,565	26,290
Corporate expenses and other	16,570	15,992	30,670	31,421

Total	92,468	81,804	198,890	163,862

Operating income	144,514	126,153	235,925	234,332

Non-operating costs and expenses
Interest income and other	6,421	10,408	17,495	22,508
Interest expense, net	(40,982)	(35,460)	(86,250)	(73,133)
Increase in swap fair value	23,919	2,334	8,707	1,859
Loss from extinguishment of debt	—	—	—	(157)

Total	(10,642)	(22,718)	(60,048)	(48,923)

Income before benefit/(provision) for income taxes	133,872	103,435	175,877	185,409
Benefit/(provision) for income taxes	138,121	(13,885)	142,833	(37,454)

Net income	$271,993	$89,550	$318,710	$147,955

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas adjacent to Wynn Las Vegas and in June 2007, we commenced construction of Encore at Wynn Macau as an addition to Wynn Macau. Encore at Wynn Las Vegas is expected to open in December 2008, and Encore at Wynn Macau is expected to open in the first half of 2010.

Our Resorts

The following table sets forth information about our operating properties as of July 2008:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	111,000	140	1,970
Wynn Macau	600	205,000	380	1,200

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond, Mobil Five Star and Michelin award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and a full service spa and salon; and,

•	A showroom, two nightclubs and lounges.

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

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we began to make enhancements and refinements to the property after its opening in 2005 and continued such enhancements through June 2008.

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

•

Approximately 46,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Tiffany, Van Cleef & Arpels, Versace, Vertu, and Zegna;

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

In response to our evaluation of Wynn Macau and the reactions of our guests, we began to make enhancements and refinements to the property after its opening in 2006 and continued such enhancements through June 2008.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

Future Development

The Company owns approximately 147 acres immediately adjacent to both Wynn Las Vegas and Encore at Wynn Las Vegas, which is currently improved with a golf course. We are in the process of creating a plan for its further development. Conceptual plans at this point in time include additional resorts and a convention center. No construction timeline or budget has been prepared.

The Company has applied to the government of Macau for a land concession for approximately 52 acres on Cotai and is awaiting final governmental approval of this concession. Our plans for this site currently contain a single casino resort property. No construction timeline or budget has been prepared.

Results of Operations

Our operations currently consist of Wynn Las Vegas and Wynn Macau. The reliance for our operating cash flow on only two properties exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results. We also believe that our operating results at Wynn Las Vegas for the three and six months ended June 30, 2008 have been adversely impacted by the weakened United States economy. Disruptions in the housing and stock markets, along with high gas and travel costs have and may continue to adversely impact our financial results at Wynn Las Vegas.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenues
Wynn Las Vegas	$295,261	$335,053	$582,421	$665,788
Wynn Macau	529,896	352,488	1,021,442	657,070

Total Net Revenues	$825,157	$687,541	$1,603,863	$1,322,858

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

Certain key operating statistics specific to the gaming industry are included in our discussions of the Company’s operational performance for the periods in which a Consolidated Statement of Income is presented. Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing Rolling Chip wagers within our Wynn Macau VIP program.

•	Rolling Chips are identifiable chips that are used to track VIP wagering volume (turnover) for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by Wynn Las Vegas or Wynn Macau and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms available.

Financial results for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenues

Net revenues for the three months ended June 30, 2008 are comprised of $623.6 million in casino revenues (75.6% of total net revenues) and $201.5 million of net non-casino revenues (24.4% of total net revenues). Net revenues for the three months ended June 30, 2007 were comprised of $491.8 million in casino revenues (71.5% of total net revenues) and $195.7 million of net non-casino revenues (28.5% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues as well as increased the length of play in our casinos.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2008 of approximately $623.6 million represents a $131.8 million (or 26.8%) increase from casino revenues of $491.8 million for the three months ended June 30, 2007. At Wynn Las Vegas, we experienced a $38.7 million decrease in casino revenues compared to the prior year due to a 12.1% decrease in drop and a decrease in our table games win percentage. Our table games win percentage (before discounts) for the three months ended June 30, 2008 was 20.4%, which was below the expected range of 21% to 24% and compares to 24.2% for the prior year quarter. Slot handle at Wynn Las Vegas decreased 12.7% during the three months ended June 30, 2008 as compared to 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%. Casino revenues at Wynn Macau increased $170.5 million during the three months ended June 30, 2008, compared to the prior year quarter. At Wynn Macau, we experienced a 74.9% increase in turnover in the VIP casino segment and our win as a percent of turnover was 2.96%, which is within the expected range of 2.7% to 3.0%, compared to 3.25% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 24.7% when compared to the prior year quarter and the table games win percentage was 18.9%, which is within the expected range of 18% to 20%. The table game win percentage at Wynn Macau for the three months ended June 30, 2007 was 18.4% in the mass market segment. Slot handle at Wynn Macau increased 101.6% compared to the prior year quarter and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in casino revenue at Wynn Macau is a result of growth in the Macau market as well as our casino expansion which opened in December 2007.

For the three months ended June 30, 2008, total room revenues were approximately $86.8 million, a $1 million decrease compared to the three months ended June 30, 2007. Room revenue at Wynn Las Vegas decreased approximately $2.3 million compared to the prior year quarter due to lower occupancy and lower rates, while room revenue at Wynn Macau increased approximately $1.3 million due to increased occupancy and increased rates. See the table below for key operating measures related to room revenue.

	Three Months Ended June 30,
	2008	2007
Average Daily Rate
Wynn Las Vegas	$302	$311
Wynn Macau	277	258
Occupancy
Wynn Las Vegas	96.5%	97.0%
Wynn Macau	87.9%	86.2%
REVPAR
Wynn Las Vegas	$292	$301
Wynn Macau	244	222

Other non-casino revenues for the three months ended June 30, 2008 included food and beverage revenues of approximately $97 million, retail revenues of approximately $38.4 million, entertainment revenues of approximately $18.8 million, and other revenues from outlets such as the spa and salon, of approximately $15.8 million. Other non-gaming revenues for the three months ended June 30, 2007 included food and beverage revenues of approximately $92.2 million, retail revenues of approximately $29.3 million, entertainment revenues of approximately $18.7 million, and other revenues from outlets, including the spa and salon, of approximately $14.7 million. The increase in food and beverage revenues and retail revenues were primarily driven by our

Macau operations. General growth in the Macau market and our expansion, which opened in December 2007 (including additional retail outlets), were primarily responsible for the increases. In July 2008, the Las Vegas run of Spamalot ended at Wynn Las Vegas. We have begun the renovation of that theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2008, departmental expenses included casino expenses of $399.9 million, rooms expenses of $20.4 million, food and beverage expenses of $55.1 million, and entertainment, retail and other expenses of $43.3 million. Also included are general and administrative expenses of approximately $85 million and approximately $1.2 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2007, departmental expenses included casino expenses of $289.7 million, room expenses of $21.4 million, food and beverage expenses of $55 million, and entertainment, retail and other expenses of $41.4 million, general and administrative expenses of approximately $74.3 million and approximately $14.4 million charged as a provision for doubtful accounts receivable. Casino expenses have increased over the prior year quarter primarily related to the increased revenue at Wynn Macau as noted above, including the 39 percent gross win tax on casino revenues imposed by the Macau government. General and administrative expenses have increased primarily related to the opening of our expansion of Wynn Macau in December 2007. The provision for doubtful accounts has decreased during the three months ended June 30, 2008 compared to 2007 primarily due to a significant number of collections on both fully reserved and substantially reserved casino accounts receivables at Wynn Las Vegas and Wynn Macau.

Pre-opening costs

Pre-opening costs for the three months ended June 30, 2008 were $6.8 million, compared to $889,000 for the three months ended June 30, 2007. Pre-opening costs incurred during the three months ended June 30, 2008 related to Encore at Wynn Las Vegas. We expect that pre-opening costs will increase as the opening of Encore at Wynn Las Vegas in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2008 of $63.8 million increased by $11.9 million when compared to the three months ended June 30, 2007, primarily due to depreciation expense associated with the expansion of Wynn Macau, a portion of which opened in September 2007 and the remainder which opened in December 2007. In addition, we shortened the estimated lives of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas due to an anticipated ordinary course room renovation.

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

Property charges and other

Property charges and other for the three months ended June 30, 2008 were $5.3 million compared to approximately $13 million for the three months ended June 30, 2007. Property charges and other for the three months ended June 30, 2008 include a $3.6 million charge at Wynn Macau related to the abandonment of certain existing floor space to begin construction on a new restaurant. The remaining property charges were related to renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended June 30, 2007 included a $10.2 million charge at Wynn Macau for the abandonment of costs related to portions of the main kitchen, warehouse, and certain restaurants that enabled the main casino to be connected with the expansion that opened in December 2007.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at both Wynn Las Vegas and Wynn Macau. We expect that property charges may continue in future periods as additional enhancements to our properties are made.

Other non-operating costs and expenses

Interest income and other decreased by $4 million to $6.4 million for the three months ended June 30, 2008 compared to $10.4 million for the three months ended June 30, 2007. Interest income and other decreased $4.8 million due to a decrease in our invested cash balances and a decrease in interest rates compared to the prior year quarter. Offsetting this decrease was an increase of $0.8 million in the gain recorded in connection with the remeasurement of assets and liabilities in Macau denominated in U.S. dollars during the three months ended June 30, 2008 compared to the prior year quarter.

Interest expense was $41 million, net of capitalized interest of $20.5 million, for the three months ended June 30, 2008, compared to $35.5 million, net of capitalized interest of $9.2 million, for the three months ended June 30, 2007. Interest expense increased approximately $13.2 million due to the $1 billion Wynn Resorts term loan and approximately $7.4 million related to the additional $400 million First Mortgage Notes issued in November 2007. These increases were offset by approximately $3.5 million less interest due to the conversion of the Debentures in July, 2007 and an increase of $11.3 million in capitalized interest related to our construction activities and a decrease in interest on our other borrowings of approximately $0.3 million.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $23.9 million for the three months ended June 30, 2008 resulting from the increase in the fair value of our interest rate swaps from March 31, 2008 to June 30, 2008. During the three months ended June 30, 2007 we recorded a gain of $2.3 million resulting from the increase in the fair value of interest rate swaps between March 31, 2007 and June 30, 2007. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

During the three months ended June 30, 2008, we recorded a tax benefit of $138.1 million. During the three months ended June 30, 2008, the Company recorded a deferred tax provision of $250.1 million as a result of increasing its U.S. deferred tax liability for that portion of the earnings of Wynn Macau no longer considered permanently invested abroad. Additionally, the Company completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, the Company recorded a $390.8 million deferred tax asset and income tax benefit (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. As a result of these items, a net tax benefit of $140.7 million is included in the computation of the income tax provision for the three months ended June 30, 2008. In addition to the foregoing, the Company reclassified certain deferred tax assets and liabilities from noncurrent to current based upon the expected period of realization. There is no U.S. provision for taxes on our Macau earnings that are considered permanently invested abroad.

Our effective tax rate/(benefit) for the three months ended June 30, 2008, computed without regard to the $140.7 million net deferred tax benefit discussed in the preceding paragraph, was 1.9%. This amount was 33.1 percentage points lower than the U.S. Federal rate of 35%, primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $11.3 million in such taxes for the three months ended June 30, 2008. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

Financial Results for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

Net revenues for the six months ended June 30, 2008 are comprised of $1.2 billion in casino revenues (75.8% of total net revenues) and $388.5 million of net non-casino revenues (24.2% of total net revenues). Net revenues for the six months ended June 30, 2007 were comprised of $949 million in casino revenues (71.7% of total net revenues) and $373.8 million of net non-casino revenues (28.3% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues as well as increased the length of play in our casinos.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the six months ended June 30, 2008 of approximately $1.2 billion represents a $266.4 million (or 28.1%) increase from casino revenues of $949 million for the six months ended June 30, 2007. At Wynn Las Vegas, we experienced an $86.7 million decrease in casino revenues compared to the prior year due to a 7.7% decrease in drop and a decrease in our table games win percentage. Our table games win percentage (before discounts) for the six months ended June 30, 2008 was 20.2%, which was below the expected range of 21% to 24% and compares to 25.9% for the prior year. Slot handle at Wynn Las Vegas decreased 7.9% during the six months ended June 30, 2008 as compared to 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%. Casino revenues at Wynn Macau increased $353.1 million during the six months ended June 30, 2008, compared to the prior year. At Wynn Macau, we experienced an 87.9% increase in turnover in the VIP casino segment and our win as a percent of turnover was 2.99%, which is within the expected range of 2.7% to 3.0% compared to 3.29% in the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 20.8% when compared to the prior year and the table games win percentage was 19.3%, which is within the expected range of 18% to 20%. The table game win percentage at Wynn Macau for the six months ended June 30, 2007 was 18.3%. Slot handle at Wynn Macau increased 103.3% compared to the prior year and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in casino revenue at Wynn Macau is a result of growth in the Macau market as well as our casino expansion which opened in December 2007.

For the six months ended June 30, 2008, total room revenues were approximately $172.1 million, a $1 million decrease compared to the six months ended June 30, 2007. Room revenue at Wynn Las Vegas decreased approximately $4.7 million compared to the prior year due to lower occupancy and lower rates, while room revenue at Wynn Macau increased approximately $3.7 million due to increased occupancy and increased rates. See the table below for key operating measures related to room revenue.

	Six Months Ended June 30,
	2008	2007
Average Daily Rate
Wynn Las Vegas	$300	$310
Wynn Macau	277	252
Occupancy
Wynn Las Vegas	96.2%	96.6%
Wynn Macau	88.2%	85.5%
REVPAR
Wynn Las Vegas	$289	$300
Wynn Macau	244	215

Other non-casino revenues for the six months ended June 30, 2008 included food and beverage revenues of approximately $188 million, retail revenues of approximately $74.2 million, entertainment revenues of approximately $38 million, and other revenues from outlets such as the spa and salon, of approximately $28.9 million. Other non-gaming revenues for the six months ended June 30, 2007 included food and beverage revenues of approximately $180.1 million, retail revenues of approximately $56.5 million, entertainment revenues of approximately $29.6 million, and other revenues from outlets, including the spa and salon, of approximately $28.8 million. The increase in food and beverage revenues and retail revenues were primarily driven by our Macau operations. General growth in the Macau market and our expansion, which opened in December 2007 (including additional retail outlets), were primarily responsible for the increases. Entertainment revenues increased over the prior year due to Spamalot at Wynn Las Vegas, which opened in late March 2007, and six months of operations of Le Rêve in 2008 versus only five months during the prior year, due to a remodeling of the Le Rêve showroom in March 2007. In March 2008, together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008 pursuant to the terms of our contract. We are currently renovating the theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2008, departmental expenses included casino expenses of $788.3 million, rooms expenses of $40.7 million, food and beverage expenses of $106.8 million, and entertainment, retail and other expenses of $87.9 million. Also included are general and administrative expenses of approximately $164.2 million and approximately $12.7 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2007, departmental expenses included casino expenses of $554.4 million, room expenses of $42.3 million, food and beverage expenses of $109.2 million, and entertainment, retail and other expenses of $76.5 million, general and administrative expenses of approximately $152.5 million and approximately $22.1 million charged as a provision for doubtful accounts receivable. Casino expenses have increased over the prior year primarily related to the increased revenue at Wynn Macau as noted above, including the 39 percent gross win tax on casino revenues. General and administrative expenses have increased primarily related to the opening of our expansion of Wynn Macau in December 2007. The provision for doubtful accounts has decreased during the six months ended June 30, 2008 compared to 2007 primarily due to a significant number of collections on both fully reserved and substantially reserved casino receivables at Wynn Las Vegas and Wynn Macau.

Pre-opening costs

Pre-opening costs for the six months ended June 30, 2008 were $12.1 million compared to $2.7 million for the six months ended June 30, 2007. Pre-opening costs incurred during the six months ended June 30, 2008 related to Encore at Wynn Las Vegas. We expect that pre-opening costs will increase as the opening of Encore at Wynn Las Vegas in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2008 of $126.5 million increased by $23.1 million when compared to the six months ended June 30, 2007, primarily due to depreciation expense associated with the expansion of Wynn Macau, a portion of which opened in September 2007 and the remainder which opened in December 2007. In addition, we shortened the estimated lives of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas due to an anticipated ordinary course room renovation.

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

Property charges and other

Property charges and other for the six months ended June 30, 2008 were $29.6 million compared to approximately $26.3 million for the six months ended June 30, 2007. Property charges and other for the six months ended June 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to the contract. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. We also incurred a charge of $3.6 million related to the abandonment of certain existing floor space at Wynn Macau to begin construction on a new restaurant. The remaining property charges were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the six months ended June 30, 2007 included a $10 million charge for the abandonment of our parking garage at Wynn Macau to make way for Encore at Wynn Macau, and a $10.2 million charge at Wynn Macau related to abandonment costs for portions of the main kitchen, warehouse and restaurants to enable the main casino to be connected with the expansion that opened in December 2007.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at both Wynn Las Vegas and Wynn Macau. We expect that property charges may continue in future periods as additional enhancements to our properties are made.

Other non-operating costs and expenses

Interest income and other decreased by $5 million to $17.5 million for the six months ended June 30, 2008 compared to $22.5 million for the six months ended June 30, 2007. Interest income and other decreased $3.7 million due to a decrease in our invested cash balances and a decrease in interest rates compared to the prior year. In addition, the gain recorded in connection with the remeasurement of assets and liabilities in Macau denominated in U.S. dollars decreased by $1.3 million.

Interest expense was $86.3 million, net of capitalized interest of $37.4 million, for the six months ended June 30, 2008, compared to $73.1 million, net of capitalized interest of $16.1 million, for the six months ended June 30, 2007. Interest expense increased approximately $29.3 million due to the $1 billion Wynn Resorts term loan and approximately $14.6 million related to the additional $400 million First Mortgage Notes issued in November 2007. These increases were offset by approximately $7.1 million less interest due to the conversion of the Debentures in July 2007, an increase of $21.3 million in capitalized interest related to our construction activities, and approximately $2.3 million less interest on our Wynn Las Vegas, Wynn Macau and other credit facilities.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $8.7 million for the six months ended June 30, 2008 resulting from the increase in the fair value of our interest rate swaps from December 31, 2007 to June 30, 2008. During the six months ended June 30, 2007 we recorded a gain of $1.9 million resulting from the increase in the fair value of interest rate swaps between December 31, 2007 and June 30, 2007. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

During the six months ended June 30, 2008, the Company recorded tax benefits of $142.8 million. As of June 30, 2008 the Company recorded a deferred tax provision of $250.1 million as a result of increasing its U.S. deferred tax liability for that portion of the earnings of Wynn Macau no longer considered permanently invested abroad. Additionally, the Company completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, the Company recorded a $390.8 million deferred tax asset and income tax benefit (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. As a result of these items, a net tax benefit of $140.7 million is included in the computation of the income tax provision for the six months ended June 30, 2008. In addition to the foregoing, the Company reclassified certain deferred tax assets and liabilities from noncurrent to current based upon the expected period of realization. There is no U.S. provision for income taxes on our Macau earnings that are considered permanently invested abroad.

Our effective tax rate/(benefit) for the six months ended June 30, 2008, computed without regard to the $140.7 million net deferred tax benefit discussed in the preceding paragraph, was (1.2%). This rate was 36.2 percentage points lower than the U.S. Federal rate of 35%, primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses. There is no U.S. provision for taxes on our Macau earnings that are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $19.6 million in such taxes for the six months ended June 30, 2008. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided from operations for the six months ended June 30, 2008 was $338.8 million compared to $337.2 million provided by operations for the six months ended June 30, 2007.

Capital Resources

We require a certain amount of cash on hand for operations. Our cash balances at June 30, 2008 included approximately $500 million remaining from the $900 million cash received from the sale of our subconcession on September 11, 2006. At June 30, 2008, we had approximately $1.3 billion of cash and cash equivalents available for operations, new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore at Wynn Las Vegas and Encore at Wynn Macau. Of this amount, approximately $384 million is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. In addition, as of June 30, 2008, we have availability under our Wynn Las Vegas Credit Facility of $519.7 million and under our Wynn Macau Credit Facility of $1 billion as noted below under Financing Activities.

At June 30, 2008, we had approximately $75.4 million in restricted cash and investments which is restricted for the following:

•	$31.5 million restricted for the Encore at Wynn Las Vegas completion guarantee; and

•	$43.9 million restricted for repurchases of our common stock.

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

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore at Wynn Las Vegas. We expect to open Encore at Wynn Las Vegas in December 2008. Design and construction is progressing as expected. Current construction activities include the following:

•	Exterior glass installation is 100% complete and the tower’s illuminated “Encore” sign is operational;

•	Construction is essentially complete in the tower;

•	FF&E installation in the typical guestrooms is 95% complete;

•	Drywall in the lowrise is 98% complete;

•	Enclosure of the lowrise is expected to be complete in early August; and

•	Pool construction is 85% complete and the pool deck is 70% complete.

Our project budget is approximately $2.3 billion for Encore at Wynn Las Vegas and related capital improvements. The project is being funded from our Wynn Las Vegas Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

On February 27, 2007, we entered into a Design Build Architectural, Engineering and Construction Services Agreement (the “Contract”) with Tutor-Saliba Corporation (“Tutor”) for the design and construction of Encore at Wynn Las Vegas. The Contract sets forth all of the terms and conditions pursuant to which Tutor will design and construct Encore at Wynn Las Vegas. In June 2007, we executed the first amendment to the Contract which set the guaranteed maximum price for work under the Contract at $1.3 billion. Subsequent change orders bring the current guaranteed maximum price to $1.4 billion. In connection with the execution and delivery of the Contract, Tutor and the Ronald N. Tutor Separate Trust (the “Trust”) have entered into and consented to a Net Worth Agreement pursuant to which (x) the Trust agreed that it will retain its current majority holdings of Tutor and (y) the Trust and Tutor agreed that during the term of the Contract, Tutor will maintain (i) net worth of at least $100 million, and (ii) liquid assets of at least $50 million.

As of June 30, 2008, we had incurred approximately $1.5 billion of project costs related to the development and construction of Encore at Wynn Las Vegas and related capital improvements.

The ongoing costs of Encore at Wynn Las Vegas will be paid with funds from the following sources and in the following order of priority:

•	First, by using agreed upon amounts of excess cash flow from the operations of Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities; and

•	Third, by using the funds from the completion guarantee deposit account.

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

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau is a second hotel tower for Wynn Macau situated on top of a new low-rise podium. We expect Encore at Wynn Macau to open in the first half of 2010.

Design of the project continues to progress and current construction activities include the following:

•	Construction of the tower portion of the low-rise podium and the tower itself, which has reached the 7th floor, continues;

•	Excavation of the basement has been completed and we are currently building the structure of the basement;

•	Assembly of an exterior self-jacking scaffold required for the construction of the remaining floors of the tower has begun; and

•	Installation of Encore’s central plant on the roof of Wynn Macau continues.

We expect total development and construction costs to be approximately $700 million. The project budget will be funded from our cash flow from operations at Wynn Macau and existing Wynn Macau Credit Facilities.

In July 2007, Wynn Macau S.A. issued a notice to proceed and on November 8, 2007, executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau.

As of June 30, 2008, we had incurred approximately $114.1 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Wynn Resorts, Limited

On June 7, 2007, our Board of Directors authorized an equity repurchase program of up to $1.2 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. During the six months ended June 30, 2008, we repurchased 6,659,362 shares at a net cost of $603.6 million. As of June 30, 2008, we had repurchased a total of 8,548,683 shares of our common stock for a net cost of $782.9 million, at an average price of $91.58 per share. On July 10, 2008, the Board of Directors of the Company authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized to $1.7 billion. In July 2008, the Company purchased an additional 4,256,271 shares at a net cost of $336.5 million.

Wynn Las Vegas and Encore at Wynn Las Vegas

As of June 30, 2008, our Wynn Las Vegas credit facilities consist of a $900 million revolving credit facility (the “Wynn Las Vegas Revolver”) and $225 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). For borrowings under the Wynn Las Vegas Term Loan we have elected, and expect to continue to elect, Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

During the six months ended June 30, 2008, we borrowed $361 million under the Wynn Las Vegas Revolver. We also have $19.3 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, $519.7 million remains available under the Wynn Las Vegas Revolver for future borrowings for the construction of Encore at Wynn Las Vegas or for other uses as necessary. For borrowings under the Wynn Las Vegas Revolver, we have elected, and expect to continue to elect, Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore at Wynn Las Vegas, the margin will fluctuate between a range of 1 to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability. After the opening of Encore at Wynn Las Vegas, the annual fee that we will be required to pay for unborrowed availability based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

During the six months ended June 30, 2008, we made no borrowings under the Wynn Macau Credit Facilities, and our outstanding balance was $549.9 million, with remaining availability of $1 billion. Future borrowings under the Wynn Macau Credit Facilities will be used to complete Encore at Wynn Macau, make investments in other projects in and around Macau and for general corporate purposes.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2008, we had outstanding letters of credit totaling $19.3 million.

Contractual Obligation and Commitments

There have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, other than an increase in the amount of debt outstanding and a decrease in construction related commitments both related to the continued construction of Encore at Wynn Las Vegas.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and loan proceeds. Further, the Wynn Resorts $1 billion term loan places various restrictions on our ability to pay dividends with the proceeds of certain dispositions and certain funds drawn from such term loan.

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

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in Las Vegas, as well as other domestic and international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any other development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts or through subsidiaries separate from the Las Vegas or Macau-related entities.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to these policies for the six months ended June 30, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of the FSP is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the impact that the adoption of the FSP will have on its consolidated financial statements.

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

Wynn Resorts

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the $1 billion Term Loan Facility, which bears interest at LIBOR plus 2.25%. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 2.836% on the $1 billion notional amount and receives payment based on LIBOR. This swap fixes the interest rate at approximately 5.09%. This swap terminates in June 2010.

Wynn Las Vegas

As of June 30, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the new term loan facility at approximately 5.7%, changes in fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income, as the swap does not qualify for hedge accounting.

Wynn Macau

As of June 30, 2008, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 4.84% on borrowings incurred under the Wynn Macau Term Loan up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 4.77% on borrowings incurred under the Wynn Macau Term Loan up to a maximum of approximately HK$1.1 billion (approximately U.S.$140 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from November 28, 2005 through November 28, 2008.

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

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values of our interest rate swap arrangements as of June 30, 2008 and December 31, 2007 (all amounts in thousands):

Asset/(Liability) fair value at:	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
June 30, 2008	$10,306	$(1,141)	$(3,137)	$6,028
December 31, 2007	$—	$416	$(3,095)	$(2,679)

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

Interest Rate Sensitivity

As of June 30, 2008, approximately 83% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by $6.7 million.

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

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. During the quarter ended June 30, 2008, we had the following change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to affect, our internal control over financial reporting:

•	We have been systematically implementing a new casino management system at Wynn Macau. The implementation began in 2008 and will continue through 2009.

There were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item IA.	Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to those risk factors during the six months ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We have not adopted a policy regarding the payment of dividends, however we plan to evaluate the payment of dividends from time to time.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and loan proceeds. Further, the Wynn Resorts $1 billion term loan places various restrictions on our ability to pay dividends with the proceeds of certain dispositions and certain funds drawn from such term loan.

$1.2 billion Equity Repurchase Program

On June 7, 2007, the Board of Directors of Wynn Resorts, Limited authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its 6% Convertible Debentures due 2015. As of June 30, 2008, the Company had repurchased a cumulative total of 8,548,683 shares of its common stock through open market purchases for net costs of $782.9 million, and an average price of $91.58 per share. Purchases during the three months ended June 30, 2008 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2008	—	—	—	—
May 2008	—	—	—	—
June 2008	4,194,820	85.70	4,194,820	—

Total	4,194,820	85.70	4,194,820	$417,074,487

On July 10, 2008, the Board of Directors of the Company authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized amount to $1.7 billion. Our repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 6, 2008. The following proposals were presented to a vote of the stockholders.

Proposal No. 1—Election of Directors (Class III)

Director	Votes For	Votes Withheld
Kazuo Okada	101,783,419	1,280,113
Robert J. Miller	100,113,686	2,949,846
Allan Zeman	102,315,750	747,782

The following Class I directors remain in office with their term expiring in 2009—Linda Chen, John A. Moran and Elaine P. Wynn. The following Class II directors remain in office with their term expiring in 2010—Stephen A. Wynn, Ray R. Irani, Alvin V. Shoemaker and D. Boone Wayson. In May 2008, Russell Goldsmith was appointed to the Board as a Class III Director.

Proposal No. 2—

To approve the material terms of the performance goals in the Wynn Resorts, Limited 2002 Stock Incentive Plan under Section 162(m) of the Internal Revenue Code.

Votes For	Against	Abstain
87,838,787	15,201,535	23,204

Proposal No. 3—Election of Independent Auditors

To ratify the Company’s designation of Ernst & Young LLP as the independent auditors for the Company and all subsidiaries for the 2008 fiscal year:

Votes For	Against	Abstain
102,982,856	68,759	11,917

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	Second Amendment to Agreement of Lease, made as of June 10, 2008, by and between Wynn Las Vegas, LLC and Stephen A. Wynn(3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on June 12, 2008 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 8, 2008	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)