Form 10-Q
period 2008-09-30
WYNN RESORTS LTD
filed 2008-11-10
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common stock, $0.01 par value	104,012,540

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,713,669	$1,275,120
Receivables, net	138,858	179,059
Inventories	95,977	73,291
Deferred income taxes	—	24,746
Prepaid expenses and other	31,426	29,775

Total current assets	1,979,930	1,581,991
Restricted cash and investments	31,626	531,120
Property and equipment, net	4,702,986	3,939,979
Intangibles, net	50,127	60,074
Deferred financing costs	74,219	83,087
Deferred income taxes	309,917	—
Deposits and other assets	133,953	97,531
Investment in unconsolidated affiliates	4,744	5,500

Total assets	$7,287,502	$6,299,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$179,162	$182,718
Current portion of long-term debt	3,050	3,273
Current portion of land concession obligation	6,058	5,738
Income taxes payable	1,173	138
Accrued interest	41,064	12,478
Accrued compensation and benefits	80,743	93,097
Gaming taxes payable	83,651	75,014
Other accrued expenses	15,022	18,367
Customer deposits and other related liabilities	169,252	177,605
Deferred income taxes	278,370	—
Construction retention	71,232	16,755

Total current liabilities	928,777	585,183
Long-term debt	4,914,691	3,533,339
Other long-term liabilities	38,324	39,335
Long-term land concession obligation	—	6,029
Deferred income taxes	—	152,953
Construction retention	4,548	34,284

Total liabilities	5,886,340	4,351,123

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 116,812,994 and 116,259,411 shares issued; 104,008,040 and 114,370,090 shares outstanding	1,168	1,162
Treasury stock, at cost; 12,804,954 and 1,889,321 shares	(1,119,407)	(179,277)
Additional paid-in capital	2,290,331	2,273,078
Accumulated other comprehensive income (loss)	2,101	(2,905)
Accumulated earnings (deficit)	226,969	(143,899)

Total stockholders’ equity	1,401,162	1,948,159

Total liabilities and stockholders’ equity	$7,287,502	$6,299,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Casino	$590,576	$476,785	$1,805,984	$1,425,802
Rooms	79,603	81,631	251,676	254,719
Food and beverage	87,607	82,451	275,627	262,560
Entertainment, retail and other	69,306	61,237	210,418	176,103

Gross revenues	827,092	702,104	2,543,705	2,119,184
Less: promotional allowances	(57,906)	(48,718)	(170,656)	(142,940)

Net revenues	769,186	653,386	2,373,049	1,976,244

Operating costs and expenses:
Casino	377,322	286,434	1,165,647	840,827
Rooms	19,317	21,340	60,060	63,681
Food and beverage	52,607	51,463	159,403	160,671
Entertainment, retail and other	39,436	42,084	127,310	118,631
General and administrative	85,371	77,904	249,606	230,364
Provision for doubtful accounts	36,296	5,741	49,012	27,844
Pre-opening costs	13,911	1,455	26,055	4,180
Depreciation and amortization	65,544	56,001	192,055	159,427
Property charges and other	1,623	25,096	31,188	51,386

Total operating costs and expenses	691,427	567,518	2,060,336	1,657,011
Equity in income from unconsolidated affiliates	430	428	1,401	1,395

Operating income	78,189	86,296	314,114	320,628

Other income (expense):
Interest income	2,731	9,906	20,115	31,038
Interest expense, net of capitalized interest	(40,263)	(34,743)	(126,513)	(107,876)
Increase (decrease) in swap fair value	(3,588)	(4,207)	5,119	(2,348)
Loss from extinguishment of debt	—	—	—	(157)
Other	(2,805)	(3,129)	(2,694)	(1,753)

Other income (expense), net	(43,925)	(32,173)	(103,973)	(81,096)

Income before income taxes	34,264	54,123	210,141	239,532
Benefit (provision) for income taxes	16,866	(9,383)	159,699	(46,837)

Net income	$51,130	$44,740	$369,840	$192,695

Basic and diluted income per common share:
Net income:
Basic	$0.50	$0.42	$3.40	$1.86
Diluted	$0.49	$0.41	$3.36	$1.77
Weighted average common shares outstanding:
Basic	103,266	107,632	108,915	103,439
Diluted	104,270	110,881	110,106	111,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$369,840	$192,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,055	159,427
Deferred income taxes	(160,012)	45,725
Stock-based compensation	13,990	14,533
Amortization and writeoffs of deferred financing costs, and other	15,422	15,508
Loss on extinguishment of debt	—	157
Provision for doubtful accounts	49,012	27,844
Property charges and other	31,188	51,386
Equity in income of unconsolidated affiliates, net of distributions	756	806
(Increase) decrease in swap fair value	(5,119)	2,348
(Decrease) increase in cash from changes in:
Receivables, net	(8,654)	(21,679)
Inventories and prepaid expenses and other	(24,801)	(2,854)
Accounts payable and accrued expenses	15,098	56,401

Net cash provided by operating activities	488,775	542,297

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(943,407)	(704,101)
Restricted cash and investments	(574)	190,575
Deposits and purchase of other assets	(44,071)	(38,890)
Other	4,273	1,695

Net cash used in investing activities	(983,779)	(550,721)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,773	7,569
Proceeds from issuance of long-term debt	1,379,808	369,638
Principal payments on long-term debt	(2,909)	(129,243)
Cash and investments restricted for stock repurchases	500,068	—
Purchase of treasury stock	(940,130)	(179,277)
Payments on long-term land concession obligation	(5,744)	(7,404)
Cash paid to settle swap	(2,193)	—
Payment of deferred financing costs and other	(3,979)	(14,877)

Net cash provided by financing activities	927,694	46,406

Effect of exchange rate on cash	5,859	1,671

Cash and cash equivalents:
Increase in cash and cash equivalents	438,549	39,653
Balance, beginning of period	1,275,120	789,407

Balance, end of period	$1,713,669	$829,060

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

The Company currently owns and operates two casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005 and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing Encore at Wynn Las Vegas and Encore at Wynn Macau (previously known as Wynn Diamond). Encore at Wynn Las Vegas is expected to open in December 2008. Encore at Wynn Macau is expected to open in the first quarter of 2010.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2008 and December 31, 2007, approximately 67% and 65%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, certain commissions and points earned in customer loyalty programs, such as the players’ club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rooms	$9,041	$7,809	$26,603	$22,655
Food and beverage	19,450	16,778	59,163	50,132
Entertainment, retail and other	3,409	2,670	7,755	6,669

Total	$31,900	$27,257	$93,521	$79,456

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred during development periods are included in pre-opening costs. Once a project is complete, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2008 and 2007, advertising costs totaled approximately $4.5 million and $4.1 million, respectively. For the nine months ended September 30, 2008 and 2007, advertising costs totaled approximately $18.2 million and $17.7 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2007 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The partial adoption of this statement did not have a material impact the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the impact that the adoption of the FSP will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company is currently evaluating the impact of this FSP, but does not expect it to have a material impact on its consolidated results of operations or financial position.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding (used in calculation of basic earnings per share)	103,266	107,632	108,915	103,439
Potential dilution from the assumed exercise of stock options, non- vested stock, and the Debentures	1,004	3,249	1,191	8,344

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	104,270	110,881	110,106	111,783

The calculation of diluted EPS for the three and nine months ended September 30, 2007 also includes an addition to net income of $448,000 and $5.1 million, respectively, to reflect the interest expense, net of related tax effects, that would not have been incurred on the Debentures had they been converted as of January 1, 2007. For the three and nine months ended September 30, 2008, 870,000 stock options were excluded from the calculation of diluted EPS because they were anti-dilutive.

4. Comprehensive Income

Comprehensive income consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$51,130	$44,740	$369,840	$192,695
Currency translation adjustment	5,412	5,981	5,006	2,077

Comprehensive income	$56,542	$50,721	$374,846	$194,772

As of September 30, 2008 and December 31, 2007, accumulated other comprehensive income (loss) consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2008 and 2007 totaled approximately $145 million and $107.8 million, respectively. Interest capitalized for the nine months ended September 30, 2008 and 2007 totaled approximately $61.4 million and $29.1 million, respectively.

During the nine months ended September 30, 2008 and 2007, capital expenditures excludes an increase of approximately $15 million and $52.7 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
Casino	$217,066	$216,166
Hotel	25,424	19,464
Other	7,431	9,575

	249,921	245,205
Less: allowance for doubtful accounts	(111,063)	(66,146)

	$138,858	$179,059

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
Land and improvements	$615,894	$615,894
Buildings and improvements	1,798,255	1,799,321
Airplanes	77,326	77,326
Furniture, fixtures and equipment	945,435	896,060
Leasehold interest in land	67,259	66,983
Construction in progress	1,812,752	921,747

	5,316,921	4,377,331
Less: accumulated depreciation	(613,935)	(437,352)

	$4,702,986	$3,939,979

As of September 30, 2008 and December 31, 2007, construction in progress includes costs capitalized in conjunction with the development and construction of Encore at Wynn Las Vegas and Encore at Wynn Macau.

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $9,883 and $10,816, respectively	$1,690,117	$1,689,184
$1 billion Wynn Resorts Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	1,000,000	1,000,000
$900 million Wynn Las Vegas Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	879,484	—
$225 million Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
$550 million Wynn Macau Senior Term Loan Facilities; due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	551,883	549,995
$1 billion Wynn Macau Senior Revolving Credit Facility; due June 2012; interest at LIBOR or HIBOR plus 1.75%	501,732	—
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	40,250	40,950
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	29,250	31,417
Other	25	66

	4,917,741	3,536,612
Current portion of long-term debt	(3,050)	(3,273)

	$4,914,691	$3,533,339

$1 Billion Wynn Resorts Term Loan Modification

On August 1, 2008, the Company amended the $1 billion Wynn Resorts Term Loan. This amendment allowed Stephen A. Wynn, the Company’s Chairman and Chief Executive Officer, to purchase an interest in the debt. On August 1, 2008, Mr. Wynn advised the Company that he purchased $198,250,000 of the face amount of the outstanding debt under the $1 billion Wynn Resorts Term Loan from a third party.

Wynn Las Vegas Credit Agreement

On September 17, 2008, Wynn Las Vegas entered into a third amendment to its Amended and Restated Credit Agreement dated as of August 15, 2006, as amended April 9, 2007 and as further amended October 31, 2007. This amendment, among other things, provides Wynn Las Vegas with additional flexibility with respect to its financial covenants and related financial calculations and permits Wynn Las Vegas to incur incremental secured debt of up to $150 million in connection with the development of Encore at Wynn Las Vegas.

Debt Covenant Compliance

As of September 30, 2008, management believes the Company was in compliance with all debt covenants.

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which deposits are replenished on an ongoing basis as needed. As of September 30, 2008 and December 31, 2007, Mr. Wynn and the other officers had a credit balance with the Company of $382,389 and $357,145, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three year period commencing July 1, 2005 and ended June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000.

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

10. Property Charges and Other

Property charges and other for the three months ended September 30, 2008 and 2007 were $1.6 million and $25.1 million, respectively. Property charges and other for the nine months ended September 30, 2008 and 2007 were $31.2 million and $51.4 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended September 30, 2008 include charges related to miscellaneous renovation and abandonment projects at both Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended September 30, 2007 include a $22.1 million charge at Wynn Macau related to significant casino and retail reconfigurations in the expansion that opened in December 2007.

Property charges and other for the nine months ended September 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas, pursuant to their contract. The Spamalot costs include the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. Also, the Company incurred a $3.6 million charge at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant. The remaining property charges were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the nine months ended September 30, 2007 include the following charges at Wynn Macau: (a) a $10.2 million charge for the abandonment of costs related to portions of the main kitchen, warehouse and restaurants that enabled the main casino to be connected with the expansion that opened in December 2007, (b) a $10 million charge related to the abandonment of a parking garage to make room for Encore at Wynn Macau, and (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion that opened in December 2007. The remaining property charges for the nine months ended September 30, 2007 were related to the renovations to portions of the Le Rêve Theater and abandonment of a marquee sign at Wynn Las Vegas, and the remodeling of certain areas in the food court at Wynn Macau.

11. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. These interest rate swaps essentially fix the interest rate at the percentages noted below, however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

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

The following table represents the historical asset (liability) fair values recorded in our Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007. The fair value approximates the amount the Company would receive/(pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Asset/(Liability) fair value at: (amounts in thousands)	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
September 30, 2008	$6,651	$(108)	$(1,912)	$4,631
December 31, 2007	$—	$416	$(3,095)	$(2,679)

Wynn Resorts Swap

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the $1 billion Wynn Resorts Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 2.836% on the $1 billion notional amount and receives payments based on LIBOR. This swap fixes the interest rate at approximately 5.09%. This swap terminates in June 2010.

Wynn Las Vegas Swap

The Company currently has one $200 million notional amount interest rate swap to essentially fix the interest rate on $200 million of the $225 million Wynn Las Vegas Term Loan borrowings. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 3.793% on the $200 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at approximately 5.7% on $200 million of the outstanding $225 million term loan. This swap terminates in December 2008.

Wynn Macau Swaps

In November 2005, the Company entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on current and future borrowings under the Wynn Macau credit facility. In August 2008, the Company terminated these interest rate swaps and entered into new interest rate swaps which will terminate in August 2011. Under the first terminated swap agreement, the Company paid a fixed interest rate of 4.84% on borrowings incurred under the Wynn Macau credit facility up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second terminated swap agreement, the Company paid a fixed interest rate of 4.77% on borrowings incurred under the Wynn Macau credit facility up to a maximum of approximately HK $1.1 billion (approximately U.S. $140 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable Hong Kong Interbank Offered Rate (“HIBOR”) at the time of payment. The terminated interest rate swaps fixed the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau credit facility at approximately 6.59% and 6.52%, respectively. In connection with this transaction, the Company recorded a gain of approximately $0.9 million to reflect the increase in the value of such swaps from June 30, 2008 to the termination date and paid to the counterparties of the terminated swaps a cash settlement payment of approximately $2.2 million.

Effective August 2008, under the first new swap agreement, the Company pays a fixed interest rate of 3.632% on U.S. dollar borrowings of approximately $153.8 million incurred under the $550 million Wynn Macau Senior Term Loan Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second new swap agreement, the Company pays a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK$991.6 million (approximately U.S. $127 million) incurred under the $550 million Wynn Macau Senior Term Loan Facilities in exchange for receipt on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau credit facility at approximately 5.382% and 5.14%, respectively.

12. Share-Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Casino	$2,000	$1,215	$4,938	$3,737
Rooms	171	187	513	545
Food and beverage	217	238	667	800
Entertainment, retail and other	52	77	158	235
General and administrative	2,996	3,475	7,714	9,216

Total stock-based compensation expense	5,436	5,192	13,990	14,533
Total stock-based compensation capitalized	160	197	496	605

Total stock-based compensation costs	$5,596	$5,389	$14,486	$15,138

During the three and nine months ended September 30, 2008, the Company granted to employees and directors 0 and 860,000 stock options, respectively. The Company also granted 257,500 and 550,000 non-vested shares to employees and directors for the three and nine months ended September 30, 2008, respectively.

13. Stockholders’ Equity

On July 10, 2008, the Board of Directors of the Company authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized to $1.7 billion. During the nine months ended September 30, 2008, the Company repurchased 10,915,633 shares of the Company’s common stock for a net cost of $940.1 million. Total shares purchased through September 30, 2008, pursuant to the Board authorized equity repurchase program of up to $1.7 billion was 12,804,954 shares at a net cost of $1.1 billion.

14. Commitments and Contingencies

Encore at Wynn Las Vegas

Encore at Wynn Las Vegas includes a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, as well as five restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. The Company commenced construction of Encore at Wynn Las Vegas on April 28, 2006, and expects to open it to the public in December 2008.

The project budget is approximately $2.3 billion for Encore at Wynn Las Vegas and related capital improvements. The project is being funded with proceeds from the existing Wynn Las Vegas Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, the Company will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

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

Through September 30, 2008, the Company had incurred approximately $1.8 billion of project costs related to the development and construction of Encore at Wynn Las Vegas and related capital improvements.

Wynn Macau

Construction and Enhancements. The Company has made and continues to make certain enhancements and refinements to Wynn Macau. As a result, the Company has incurred and will continue to incur capital expenditures related to these enhancements and refinements.

Encore at Wynn Macau Construction and Development. Construction has commenced on a further expansion of Wynn Macau. Encore at Wynn Macau is expected to open in the first quarter of 2010 adding a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas, along with restaurants and additional retail and gaming space.

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

Through September 30, 2008, the Company had incurred approximately $150.1 million of project costs related to the development and construction of Encore at Wynn Macau.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made nine payments to the Macau government under the land concession contract and is required to make two additional semi-annual payments (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights with respect to a portion of approximately 52 acres of land in the Cotai area of Macau. The payment will be made within 15 days after the Government of the Special Administrative Region of the People’s Republic of China publishes the Company’s rights to the land in the government’s official gazette. The Company has filed an application for the land with the government of Macau and is awaiting final approval.

Litigation

The Company does not have any material litigation as of September 30, 2008.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of September 30, 2008, the Company had not recorded a receivable related to this matter.

15. Income Taxes

During the three and nine months ended September 30, 2008, the Company recorded tax benefits of $16.9 million and $159.7 million, respectively. During the three and nine months ended September 30, 2008 the Company recorded a deferred tax provision of $385.1 million and $635.2 million as a result of increasing its U.S. deferred tax liability for that portion of the earnings of Wynn Macau no longer considered permanently invested abroad. Additionally, the Company completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, for the three and nine months ended September 30, 2008, the Company recorded a $385.1 million and $775.9 million deferred tax asset and income tax benefit (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. As a result of these items, a net tax benefit of $0 million and $140.7 million is included in the computation of the income tax benefit for the three and nine months ended September 30, 2008. In addition to the foregoing, the Company reclassified certain deferred tax assets and liabilities from noncurrent to current based upon the expected period of realization. As of September 30, 2008 the Company has recorded a deferred US tax provision (net of the deferred tax benefit for foreign tax credits considered more likely than not realizable) for all foreign earnings.

The Company’s effective tax rate/(benefit) for the three and nine months ended September 30, 2008, computed without regard to the $140.7 million net deferred tax benefit discussed in the preceding paragraph, was (49.2%) and (9.1%). These rates were 84.2 and 44.1 percentage points lower than the U.S. Federal rate of 35% primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $5.2 million and $24.8 million in such taxes during the three and nine months ended September 30, 2008, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies (at a rate equal to 39%) in accordance with its concession agreement.

On January 1, 2007, the Company adopted the provisions of FIN 48. For the three and nine months ended September 30, 2008, the Company decreased its unrecognized tax benefits by $5.2 million and increased its unrecognized tax benefits by $ 8.7 million, respectively. $5.9 million of the reductions for tax positions of prior periods increased the deferred tax benefit for the three and nine months ended September 30, 2008. Approximately $13.6 million of unrecognized tax benefits would, if recognized, decrease the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three and nine months ended September 30, 2008 is as follows (amounts in thousands):

For the three months ended September 30, 2008
Balance at June 30, 2008	$103,137
Additions based on tax positions of the current year	1,115
Additions based on tax positions of prior years	—
Reductions for tax positions of prior years	(6,355)
Settlements	—
Lapses in statutes of limitations	—

Balance at September 30, 2008	$97,897

For the nine months ended September 30, 2008
Balance at January 1, 2008	$89,215
Additions based on tax positions of the current year	8,243
Additions based on tax positions of prior years	7,290
Reductions for tax positions of prior years	(6,851)
Settlements	—
Lapses in statutes of limitations	—

Balance at September 30, 2008	$97,897

16. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas and Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	September 30, 2008	December 31, 2007
Total assets
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$4,559,337	$3,558,877
Wynn Macau (including Encore at Wynn Macau)	2,314,979	1,724,039
Corporate and other	413,186	1,016,366

Total consolidated assets	$7,287,502	$6,299,282

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues
Wynn Las Vegas	$294,430	$305,722	$876,850	$971,510
Wynn Macau	474,756	347,664	1,496,199	1,004,734

Total Net revenues	$769,186	$653,386	$2,373,049	$1,976,244

Adjusted Property EBITDA(1)
Wynn Las Vegas	$70,082	$93,182	$220,315	$319,710
Wynn Macau	106,288	92,834	390,870	264,502

Total	176,370	186,016	611,185	584,212

Other operating costs and expenses
Pre-opening costs	13,911	1,455	26,055	4,180
Depreciation and amortization	65,544	56,001	192,055	159,427
Property charges and other	1,623	25,096	31,188	51,386
Corporate expenses and other	17,103	17,168	47,773	48,591

Total	98,181	99,720	297,071	263,584

Operating income	78,189	86,296	314,114	320,628

Non-operating costs and expenses
Interest income and other	2,731	9,906	20,115	31,038
Interest expense, net	(40,263)	(34,743)	(126,513)	(107,876)
Increase/(decrease) in swap fair value	(3,588)	(4,207)	5,119	(2,348)
Loss from extinguishment of debt	—	—	—	(157)
Other	(2,805)	(3,129)	(2,694)	(1,753)

Total	(43,925)	(32,173)	(103,973)	(81,096)

Income before benefit/(provision) for income taxes	34,264	54,123	210,141	239,532
Benefit/(provision) for income taxes	16,866	(9,383)	159,699	(46,837)

Net income	$51,130	$44,740	$369,840	$192,695

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•

tourism trends given the current general domestic and international economic conditions that are causing uncertainty among some consumers, uncertain effects of volatility in financial markets globally and from governmental intervention in the financial markets;

•	general macroeconomic conditions;

•

conditions precedent to funding under the agreements governing the disbursement of the proceeds of certain of our debt and equity offerings and borrowings under the Wynn Las Vegas Credit Facilities and the Wynn Macau Credit Facilities;

•	competition in the casino/hotel and resort industries;

•	completion of Encore at Wynn Las Vegas on time and within budget;

•	completion of Encore at Wynn Macau on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Las Vegas with anticipated cash flows generated at Wynn Las Vegas;

•	doing business internationally (including the risks associated with developing gaming regulatory frameworks and recent visitation restrictions to Macau);

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	levels of travel, leisure and casino spending;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	future legal proceedings.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. In addition, on April 28, 2006, we commenced construction of Encore at Wynn Las Vegas adjacent to Wynn Las Vegas and in June 2007, we commenced construction of Encore at Wynn Macau as an addition to Wynn Macau. Encore at Wynn Las Vegas is expected to open in December 2008, and Encore at Wynn Macau is expected to open in the first quarter of 2010.

Our Resorts

The following table sets forth information about our operating properties as of October 2008:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	111,000	140	1,950
Wynn Macau	600	205,000	370	1,230

Wynn Las Vegas

We believe Wynn Las Vegas is the preeminent destination casino resort on the Strip in Las Vegas. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs, including the AAA Five Diamond, Mobil Five Star and Michelin award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, two nightclubs and lounges.

The Tower Suites at Wynn Las Vegas is the only casino resort in the world that has been awarded both the Mobil Five Star and AAA Five Diamond distinctions. In addition, Wynn Las Vegas was recognized in October 2008 by Michelin, the esteemed European restaurant rating system. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Additionally, Wynn Las Vegas received five red pavilions, the highest honor for Michelin rated accommodations.

In response to our evaluation of Wynn Las Vegas and the reactions of our guests, we have made enhancements and refinements to the property since its opening in 2005 and continued such enhancements through September 2008.

Encore at Wynn Las Vegas

We are constructing Encore at Wynn Las Vegas on approximately 20 acres on the Las Vegas Strip, adjacent to Wynn Las Vegas. Encore at Wynn Las Vegas will include a 2,034 all-suite hotel tower, an approximately 72,000 square foot casino, additional convention and meeting space, as well as five restaurants, a nightclub, swimming pools, a spa and salon and retail outlets. Encore at Wynn Las Vegas is expected to open to the public in December 2008.

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

In November 2008, Wynn Macau was awarded two Mobil Five Star awards, one for our hotel and one for our spa. Wynn Macau is the only hotel in Macau and one of only five in Asia to receive this Five Star rating.

We have commenced construction on a further expansion of Wynn Macau, which was first announced in November 2006 as Wynn Diamond and is now known as Encore at Wynn Macau. This further expansion will add a fully-integrated resort hotel with approximately 400 luxury suites and four villas, along with restaurants and additional retail and gaming space. We expect Encore at Wynn Macau to open in the first quarter of 2010.

In response to our evaluation of Wynn Macau and the reactions of our guests, we have made enhancements and refinements to the property since its opening in 2006 and continued such enhancements through September 2008.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

Future Development

We own approximately 147 acres immediately adjacent to both Wynn Las Vegas and Encore at Wynn Las Vegas, which is currently improved with a golf course. We may develop this property in the future, however due to the current economic environment, no construction timeline or budget have been prepared.

We have applied to the government of Macau for a land concession for approximately 52 acres on Cotai and are awaiting final governmental approval of this concession. No construction timeline or budget have been prepared.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that Wynn Las Vegas will continue to experience lower than expected hotel occupancy rates and casino volumes. We also believe that Encore at Wynn Las Vegas, once opened, will experience the same lower than expected hotel occupancy rates and reduced casino volumes. Wynn Macau is also faced with a slowing global economy and visa restrictions implemented in September 2008 that will limit the frequency of visits that certain citizens of mainland China may make to Macau.

Results of Operations

Our operations currently consist of Wynn Las Vegas and Wynn Macau. The reliance for our operating cash flow on only two properties exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results. We believe that our operating results at Wynn Las Vegas and Wynn Macau for the three and nine months ended September 30, 2008 have been adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets, along with high gas and travel costs have and may continue to adversely impact our financial results. In addition, recently imposed visa restrictions placed certain limitations on visitation to Macau. These new restrictions have and will continue to adversely impact visitation to Macau by residents of the People’s Republic of China.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues
Wynn Las Vegas	$294,430	$305,722	$876,850	$971,510
Wynn Macau	474,756	347,664	1,496,199	1,004,734

Total Net revenues	$769,186	$653,386	$2,373,049	$1,976,244

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

Certain key operating statistics specific to the gaming industry are included in our discussions of our operational performance for the periods in which a Consolidated Statement of Income is presented. Below are definitions of the statistics discussed:

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

Financial results for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Revenues

Net revenues for the three months ended September 30, 2008 are comprised of $590.6 million in casino revenues (76.8% of total net revenues) and $178.6 million of net non-casino revenues (23.2% of total net revenues). Net revenues for the three months ended September 30, 2007 were comprised of $476.8 million in casino revenues (73% of total net revenues) and $176.6 million of net non-casino revenues (27% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues as well as increased the length of play in our casinos, but the majority of revenues of Wynn Macau continue to be generated in the casino segment.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2008 of approximately $590.6 million represents a $113.8 million (or 24%) increase from casino revenues of $476.8 million for the three months ended September 30, 2007. At Wynn Las Vegas, we experienced a $6.7 million decrease in casino revenues compared to the prior year. While our table games drop increased 11.6%, our table games win percentage (before discounts) decreased for the three months ended September 30, 2008 to 24.3%, which was slightly above the expected range of 21% to 24%, and compares to 26.4% for the prior year quarter. Slot handle at Wynn Las Vegas decreased 11.9% during the three months ended September 30, 2008 as compared to 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau increased $120.5 million during the three months ended September 30, 2008, compared to the prior year quarter. At Wynn Macau, we experienced a 35.6% increase in turnover in the VIP casino segment and our win as a percent of turnover was 3.1%, which is slightly above the expected range of 2.7% to 3.0%, compared to 3% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 19.7% when compared to the prior year quarter and the table games win percentage was 20.3%, which is slightly above the expected range of 18% to 20%. The table game win percentage at Wynn Macau for the three months ended September 30, 2007 was also 20.3% in the mass market segment. Slot handle at Wynn Macau increased 107% compared to the prior year quarter and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in casino revenue at Wynn Macau is a result of growth in the Macau market as well as our casino expansion which opened in December 2007. We expect that this rapid growth in the Macau market will slow due to new visa restrictions that recently went into effect and limit visitation to Macau by residents of the People’s Republic of China.

For the three months ended September 30, 2008, total room revenues were approximately $79.6 million, a $2 million decrease compared to the three months ended September 30, 2007. Room revenue at Wynn Las Vegas decreased approximately $2.7 million compared to the prior year quarter due to lower occupancy and lower rates, while room revenue at Wynn Macau increased approximately $0.7 million due to increased rates. The table below sets forth key operating measures related to room revenue.

	Three Months Ended September 30,
	2008	2007
Average Daily Rate
Wynn Las Vegas	$272	$282
Wynn Macau	272	245
Occupancy
Wynn Las Vegas	96.1%	96.6%
Wynn Macau	86.2%	91.9%
REVPAR
Wynn Las Vegas	$261	$272
Wynn Macau	234	225

Other non-casino revenues for the three months ended September 30, 2008 included food and beverage revenues of approximately $87.6 million, retail revenues of approximately $40 million, entertainment revenues of approximately $16 million, and other revenues from outlets such as the spa and salon, of approximately $13.3 million. Other non-gaming revenues for the three months ended September 30, 2007 included food and beverage revenues of approximately $82.5 million, retail revenues of approximately $30.9 million, entertainment revenues of approximately $17 million, and other revenues from outlets, including the spa and salon, of approximately $13.3 million. The increase in food and beverage revenues and retail revenues were primarily driven by our Macau operations. General growth in the Macau market and our expansion, which opened in December 2007 (including additional retail outlets), were primarily responsible for the increases. As noted earlier, we do not expect this rapid rate of growth to continue in the general Macau market due to the visa restrictions that recently became effective and increased casino and hotel capacity recently introduced or to be introduced in the near future to the market. In July 2008, the Las Vegas run of Spamalot ended at Wynn Las Vegas. We have begun the renovation of that theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2008, departmental expenses included casino expenses of $377.3 million, rooms expenses of $19.3 million, food and beverage expenses of $52.6 million, and entertainment, retail and other expenses of $39.4 million. Also included are general and administrative expenses of approximately $85.4 million and approximately $36.3 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2007, departmental expenses included casino expenses of $286.4 million, room expenses of $21.3 million, food and beverage expenses of $51.5 million, entertainment, retail and other expenses of $42.1 million, general and administrative expenses of approximately $77.9 million and approximately $5.7 million charged as a provision for doubtful accounts receivable. Casino expenses have increased over the prior year quarter primarily related to the increased revenue at Wynn Macau as noted above, including the 39 percent gross win tax on casino revenues imposed by the Macau government. General and administrative expenses have increased primarily related to the opening of our expansion of Wynn Macau in December 2007. The provision for doubtful accounts increased during the three months ended September 30, 2008 compared to 2007, primarily due to the additional $22.1 million increase in reserves taken in the third quarter in light of the current global economic uncertainty.

Pre-opening costs

Pre-opening costs for the three months ended September 30, 2008 were $13.9 million, compared to $1.5 million for the three months ended September 30, 2007. Pre-opening costs incurred during the three months ended September 30, 2008 related to Encore at Wynn Las Vegas. We expect that pre-opening costs will increase as the opening of Encore at Wynn Las Vegas in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2008 of $65.5 million increased by $9.5 million when compared to the three months ended September 30, 2007, primarily due to depreciation expense associated with the expansion of Wynn Macau, a portion of which opened in September 2007 and the remainder which opened in December 2007. In addition, we shortened the estimated lives of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas due to an anticipated ordinary course room renovation.

During the construction of Wynn Las Vegas and Wynn Macau, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once these properties opened, their assets were placed into service and we began recognizing the associated depreciation expense. Depreciation expense will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets and adjust them when circumstances require.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to Wynn Las Vegas.

Property charges and other

Property charges and other for the three months ended September 30, 2008 were $1.6 million compared to approximately $25.1 million for the three months ended September 30, 2007. Property charges and other for the three months ended September 30, 2008 include miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended September 30, 2007 included a $22.1 million charge at Wynn Macau related to significant casino and retail reconfigurations that occurred in the expansion areas that opened in December 2007.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at both Wynn Las Vegas and Wynn Macau. We expect that property charges may continue in future periods as additional enhancements to our properties are made.

Other non-operating costs and expenses

Interest income decreased by $7.2 million to $2.7 million for the three months ended September 30, 2008 compared to $9.9 million for the three months ended September 30, 2007. This decrease is primarily due to a decrease in interest rates compared to the prior year quarter.

Interest expense was $40.3 million, net of capitalized interest of $24 million, for the three months ended September 30, 2008, compared to $34.7 million, net of capitalized interest of $13 million, for the three months ended September 30, 2007. Interest expense increased approximately $8.8 million due to the $1 billion Wynn Resorts term loan drawn in late 2007, approximately $7.1 million related to the additional $400 million First Mortgage Notes issued in November 2007 and approximately $1.3 million net on borrowings from our Wynn Las Vegas, Wynn Macau and other credit facilities. These increases were offset by an increase of $11 million in capitalized interest related to our construction activities and approximately $0.6 million less interest due to the conversion of the Debentures in July 2007.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a net expense of approximately $3.6 million for the three months ended September 30, 2008 due to the net decrease in the fair value of our interest rate swaps from June 30, 2008 to September 30, 2008. During the three months ended September 30, 2007, we recorded a net expense of $4.2 million due to the net decrease in the fair value of our interest rate swaps between June 30, 2007 and September 30, 2007. In August 2008, we terminated our swaps at Wynn Macau and entered into new swaps with a maturity of August 2011. In connection with this transaction, we recorded a gain of approximately $0.9 million to reflect the increase in the value of such swaps from June 30, 2008 to the termination date and paid to the counterparties of the terminated swaps a cash settlement payment of approximately $2.2 million. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

Other represents the loss recognized in connection with foreign currency remeasurements of assets and liabilities in Macau that are not denominated in the local currency.

Income Taxes

During the three months ended September 30, 2008, we recorded a tax benefit of $16.9 million. During the three months ended September 30, 2008, we recorded a deferred tax provision of $385.1 million as a result of increasing its U.S. deferred tax liability for that portion of the earnings of Wynn Macau no longer considered permanently invested abroad. Additionally, we completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, we recorded a $385.1 million deferred tax asset and income tax benefit (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. As a result of these items, a net tax benefit of $0 million is included in the computation of the income tax provision for the three months ended September 30, 2008. In addition to the foregoing, we reclassified certain deferred tax assets and liabilities from noncurrent to current based upon the expected period of realization. As of September 30, 2008 we have recorded a deferred US tax provision (net of the deferred tax benefit for foreign tax credits considered more likely than not realizable) for all foreign earnings.

Our effective tax rate/(benefit) for the three months ended September 30, 2008, computed without regard to the $0 million net deferred tax benefit discussed in the preceding paragraph, was (49.2%) This amount was 84.2 percentage points lower than the U.S. Federal rate of 35.0%, primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $5.2 million in such taxes for the three months ended September 30, 2008. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

Financial Results for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues

Net revenues for the nine months ended September 30, 2008 are comprised of $1,806 million in casino revenues (76% of total net revenues) and $567.1 million of net non-casino revenues (24% of total net revenues). Net revenues for the nine months ended September 30, 2007 were comprised of $1,425.8 million in casino revenues (72.1% of total net revenues) and $550.4 million of net non-casino revenues (27.9% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in the two properties’ ADR and other non-gaming revenues as well as increased the length of play in our casinos.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the nine months ended September 30, 2008 of approximately $1,806 million represents a $380.2 million (or 27%) increase from casino revenues of $1,425.8 million for the nine months ended September 30, 2007. At Wynn Las Vegas, we experienced a $93.4 million decrease in casino revenues compared to the prior year due to a 1.9% decrease in drop and a decrease in our table games win percentage. Our table games win percentage (before discounts) for the nine months ended September 30, 2008 was 21.6%, which is within the expected range of 21% to 24% and compares to 26% for the prior year. Slot handle at Wynn Las Vegas decreased 9.2% during the nine months ended September 30, 2008 as compared to 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau increased $473.5 million during the nine months ended September 30, 2008, compared to the prior year. At Wynn Macau, we experienced an 68.4% increase in turnover in the VIP casino segment and our win as a percent of turnover was 3%, which is within the expected range of 2.7% to 3% compared to 3.2% in the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 20.4% when compared to the prior year and the table games win percentage was 19.6%, which is within the expected range of 18% to 20%. The table game win percentage at Wynn Macau for the nine months ended September 30, 2007 was 19%. Slot handle at Wynn Macau increased 104.6% compared to the prior year and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in casino revenue at Wynn Macau is a result of growth in the Macau market as well as our casino expansion which opened in December 2007. We expect that this rapid growth in the Macau market will slow due to new visa restrictions that recently went into effect and limit visitation to Macau by residents of the People’s Republic of China.

For the nine months ended September 30, 2008, total room revenues were approximately $251.7 million, a $3 million decrease compared to the nine months ended September 30, 2007. Room revenue at Wynn Las Vegas decreased approximately $7.3 million compared to the prior year due to lower occupancy and lower rates, while room revenue at Wynn Macau increased approximately $4.3 million due to increased rates. The table below sets forth key operating measures related to room revenue.

	Nine Months Ended September 30,
	2008	2007
Average Daily Rate
Wynn Las Vegas	$291	$301
Wynn Macau	275	249
Occupancy
Wynn Las Vegas	96.1%	96.6%
Wynn Macau	87.5%	87.7%
REVPAR
Wynn Las Vegas	$280	$291
Wynn Macau	241	218

Other non-casino revenues for the nine months ended September 30, 2008 included food and beverage revenues of approximately $275.6 million, retail revenues of approximately $114.2 million, entertainment revenues of approximately $54 million, and other revenues from outlets such as the spa and salon, of approximately $42.2 million. Other non-gaming revenues for the nine months ended September 30, 2007 included food and beverage revenues of approximately $262.6 million, retail revenues of approximately $87.4 million, entertainment revenues of approximately $46.7 million, and other revenues from outlets, including the spa and salon, of approximately $42 million. The increase in food and beverage revenues and retail revenues were primarily driven by our Macau operations. General growth in the Macau market and our expansion, which opened in December 2007 (including additional retail outlets), were primarily responsible for the increases. Entertainment revenues increased an approximate $10.7 million from Le Rêve at Wynn Las Vegas, offset by a decrease of $3.3 million due to Spamalot which closed mid-July 2008. In March 2008, together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008 pursuant to the terms of our contract. We are currently renovating the theater and in February 2009 it will reopen as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the nine months ended September 30, 2008, departmental expenses included casino expenses of $1,165.6 million, rooms expenses of $60.1 million, food and beverage expenses of $159.4 million, and entertainment, retail and other expenses of $127.3 million. Also included are general and administrative expenses of approximately $249.6 million and approximately $49 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2007, departmental expenses included casino expenses of $840.8 million, room expenses of $63.7 million, food and beverage expenses of $160.7 million, entertainment, retail and other expenses of $118.6 million, general and administrative expenses of approximately $230.4 million and approximately $27.8 million charged as a provision for doubtful accounts receivable. Casino expenses have increased over the prior year primarily related to the increased revenue at Wynn Macau as noted above, including the 39 percent gross win tax on casino revenues. General and administrative expenses have increased primarily related to the opening of our expansion of Wynn Macau in December 2007. The provision for doubtful accounts increased during the nine months ended September 30, 2008 compared to 2007, primarily due to a $22.1 million increase in reserves taken in light of the current global economic uncertainty.

Pre-opening costs

Pre-opening costs for the nine months ended September 30, 2008 were $26.1 million compared to $4.2 million for the nine months ended September 30, 2007. Pre-opening costs incurred during the nine months ended September 30, 2008 related to Encore at Wynn Las Vegas. We expect that pre-opening costs will increase as the opening of Encore at Wynn Las Vegas in December 2008 approaches.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2008 of $192.1 million increased by $32.6 million when compared to the nine months ended September 30, 2007, primarily due to depreciation expense associated with the expansion of Wynn Macau, a portion of which opened in September 2007 and the remainder which opened in December 2007. In addition, we shortened the estimated lives of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas due to an anticipated ordinary course room renovation.

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

Property charges and other

Property charges and other for the nine months ended September 30, 2008 were $31.2 million compared to approximately $51.4 million for the nine months ended September 30, 2007. Property charges and other for the nine months ended September 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in mid-July 2008. In March 2008, we, together with the producers, elected to end the show’s run at Wynn Las Vegas pursuant to the contract. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. We also incurred a charge of $3.6 million related to the abandonment of certain existing floor space at Wynn Macau to begin construction on a new restaurant. The remaining property charges were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau. Property charges and other for the nine months ended September 30, 2007 included the following at Wynn Macau: (a) a $10 million charge for the abandonment of our parking garage to make way for Encore at Wynn Macau, (b) a $10.2 million charge related to abandonment costs for portions of the main kitchen, warehouse and restaurants to enable the main casino to be connected with the expansion that opened in December 2007, and (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion that opened in December 2007.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at both Wynn Las Vegas and Wynn Macau. We expect that property charges may continue in future periods as additional enhancements to our properties are made.

Other non-operating costs and expenses

Interest income decreased by $10.9 million to $20.1 million for the nine months ended September 30, 2008 compared to $31 million for the nine months ended September 30, 2007. This decrease is primarily due to a decrease in interest rates compared to the prior year.

Interest expense was $126.5 million, net of capitalized interest of $61.4 million, for the nine months ended September 30, 2008, compared to $107.9 million, net of capitalized interest of $29.1 million, for the nine months ended September 30, 2007. Interest expense increased approximately $38 million due to borrowings under the $1 billion Wynn Resorts term loan drawn in late 2007 and approximately $21.3 million related to the additional $400 million First Mortgage Notes issued in November 2007. These increases were offset by approximately $7.8 million less interest due to the conversion of the Debentures in July 2007, an increase of $32.3 million in capitalized interest related to our construction activities and approximately $0.6 million net on borrowings from our Wynn Las Vegas, Wynn Macau and other credit facilities

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a net gain of approximately $5.1 million for the nine months ended September 30, 2008 due to the net increase in the fair value of our interest rate swaps from December 31, 2007 to September 30, 2008. During the nine months ended September 30, 2007, we recorded a net expense of $2.3 million due to the net decrease in the fair value of interest rate swaps between December 31, 2006 and September 30, 2007. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

Other represents the loss recognized in connection with foreign currency remeasurements of assets and liabilities in Macau that are not denominated in the local currency.

Income Taxes

During the nine months ended September 30, 2008, we recorded tax benefits of $159.7 million. As of September 30, 2008 we recorded a deferred tax provision of $635.2 million as a result of increasing its U.S. deferred tax liability for the earnings of Wynn Macau no longer considered permanently invested abroad. Additionally, we completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, we recorded a $775.9 million deferred tax asset and income tax benefit (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. As a result of these items, a net tax benefit of $140.7 million is included in the computation of the income tax provision for the nine months ended September 30, 2008. In addition to the foregoing, we reclassified certain deferred tax assets and liabilities from noncurrent to current based upon the expected period of realization. As of September 30, 2008 we have recorded a deferred US tax provision (net of the deferred tax benefit for foreign tax credits considered more likely than not realizable) for all foreign earnings.

Our effective tax rate/(benefit) for the nine months ended September 30, 2008, computed without regard to the $140.7 million net deferred tax benefit discussed in the preceding paragraph, was (9.1%). This rate was 44.1 percentage points lower than the U.S. Federal rate of 35%, primarily due to the tax holiday applicable to the earnings of Wynn Macau, S.A., as described below and U.S. tax deductions resulting from Encore at Wynn Las Vegas pre-opening expenses. There is no U.S. provision for taxes on our Macau earnings that are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $24.8 million in such taxes for the nine months ended September 30, 2008. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies (at a rate equal to 39%) in accordance with its concession agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided from operations for the nine months ended September 30, 2008 was $488.8 million compared to $542.3 million provided by operations for the nine months ended September 30, 2007.

Capital Resources

We require a certain amount of cash on hand for operations. At September 30, 2008, we had approximately $1.7 billion of cash and cash equivalents available for operations, new development activities, general corporate purposes, enhancements to Wynn Las Vegas and Wynn Macau, and to support the development and construction of Encore at Wynn Las Vegas and Encore at Wynn Macau. Our cash balances at September 30, 2008 included approximately $500 million from a September 2008 draw under our Wynn Macau Revolver and approximately $364 million remaining from a September 2008 draw under our Wynn Las Vegas Revolver. We made these borrowings to maintain our financial flexibility in light of volatility and uncertainty in the credit markets. Approximately $1.7 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. In addition, as of September 30, 2008, we have availability under our Wynn Macau Senior Revolving Credit Facility of $500 million as noted below under Financing Activities.

At September 30, 2008, we had approximately $31.6 million in restricted cash which is restricted for the Encore at Wynn Las Vegas completion guarantee.

Cash and cash equivalents include investments in U.S. Treasury Bills and bank time deposits, all with maturities of less than 90 days. Restricted cash is currently kept in a U.S. Treasury fund.

Investing Activities

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore at Wynn Las Vegas. We expect to open Encore at Wynn Las Vegas in December 2008. Design and construction is progressing as expected. Current construction activities include the following:

•	Construction is essentially complete in the tower;

•	FF&E installation in the typical guestrooms is 100% complete and in the suites is 80% complete;

•	Temporary Certificates of Occupancy (TCO) have been received for the highrise, convention, meeting and ballroom areas, warehouses, central plant and the parking garage;

•	Casino load-in has commenced;

•	Final grading is 90% complete with curbs and driveways 70% complete and landscaping is underway;

•	Pool construction is 100% complete.

Our project budget is approximately $2.3 billion for Encore at Wynn Las Vegas and related capital improvements. The project is being funded with proceeds from our Wynn Las Vegas Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required, we will provide these amounts with additional debt and equity contributions by Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas.

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

As of September 30, 2008, we had incurred approximately $1.8 billion of project costs related to the development and construction of Encore at Wynn Las Vegas and related capital improvements.

The ongoing costs of Encore at Wynn Las Vegas will be paid with funds from the following sources and in the following order of priority:

•	First, by using excess cash flow from the operations of Wynn Las Vegas;

•	Second, by using the proceeds of borrowings under the Wynn Las Vegas Credit Facilities;

•	Third, additional equity contributions from Wynn Resorts; and

•	Fourth, by using the funds from the completion guarantee deposit account.

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

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau is a second hotel tower for Wynn Macau situated on top of a new low-rise podium. We expect Encore at Wynn Macau to open in the first quarter of 2010.

Design of the project continues to progress and current construction activities include the following:

•	Construction of the tower portion of the low-rise podium and the tower has reached the 20th floor;

•	The basement structure has been completed; and

•	The central plant on the roof of Wynn Macau is complete.

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

As of September 30, 2008, we had incurred approximately $150.1 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Wynn Resorts, Limited

On June 6, 2007, our Board of Directors authorized an equity repurchase program of up to $1.2 billion. On July 10, 2008, our Board of Directors authorized an increase of $500 million to the previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. During the nine months ended September 30, 2008, we repurchased 10,915,633 shares at a net cost of $940.1 million. As of September 30, 2008, we had repurchased a total of 12,804,954 shares of our common stock for a net cost of $1.1 billion, at an average price of $87.42 per share.

On June 21, 2007, we entered into a $1 billion term loan facility (the “Term Loan”). All amounts under this facility were borrowed as of December 31, 2007 and remain outstanding as of September 30, 2008 and no additional amounts are available. The Term Loan will mature and be payable on June 21, 2010. The Term Loan was available to fund (a) our equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes.

The Term Loan accrues interest at our election of LIBOR or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche

Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if our net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if our net liquidity is less than $400 million. For borrowings under the Term Loan, we have historically elected interest at LIBOR plus a margin of 2.25% on the outstanding balance.

Wynn Las Vegas and Encore at Wynn Las Vegas

As of September 30, 2008, our Wynn Las Vegas credit facilities consist of a $900 million revolving credit facility (the “Wynn Las Vegas Revolver”) and $225 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). For borrowings under the Wynn Las Vegas Term Loan we historically have elected Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We have a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum. (For further information, see Item 3. “Quantitative and Qualitative Discussions about Market Risk”.)

During the nine months ended September 30, 2008, we borrowed $879.5 million under the Wynn Las Vegas Revolver. We also have $20.5 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, as of September 30, 2008, no amounts remain available under the Wynn Las Vegas Revolver for future borrowings. Cash and cash equivalents as of September 30, 2008, included $364 million remaining from draws under the Wynn Las Vegas Revolver which will be used to fund construction costs of Encore at Wynn Las Vegas. For borrowings under the Wynn Las Vegas Revolver, we have historically elected Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. After opening Encore at Wynn Las Vegas, the margin will fluctuate between a range of 1 to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability. After the opening of Encore at Wynn Las Vegas, the annual fee that we will be required to pay for unborrowed availability is based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

On September 17, 2008, Wynn Las Vegas entered into a third amendment to its Amended and Restated Credit Agreement dated as of August 15, 2006, as amended April 9, 2007 and as further amended October 31, 2007. This amendment, among other things, provides Wynn Las Vegas with additional flexibility with respect to its financial covenants and related financial calculations and permits Wynn Las Vegas to incur incremental secured debt of up to $150 million in connection with the development of Encore at Wynn Las Vegas.

Wynn Macau and Encore at Wynn Macau

On June 27, 2007, Wynn Resorts (Macau) S.A., amended its credit facility, dated September 14, 2005 (“Amended Common Terms Agreement”), and entered into other related amendments and agreements with a syndicate of lenders. The Amended Common Terms Agreement and related agreements took effect on June 29, 2007 and expand availability under Wynn Macau, S.A.’s existing senior bank facility from $764 million to

$1.550 billion, in a combination of Hong Kong and U.S. dollars, including a $550 million equivalent fully funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement.

During the nine months ended September 30, 2008, we borrowed approximately $500 million under the Wynn Macau Revolver which leaves remaining availability of $500 million. Our ability to draw the remaining availability under this facility could be impaired if one or more of the lenders are unwilling or unable to honor their obligation to lend to us. Cash and cash equivalents as of September 30, 2008, include $500 million from draws under the Wynn Macau Revolver during the quarter. This cash and any future borrowings under the Wynn Macau Revolver will be used to complete Encore at Wynn Macau and for general corporate purposes.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2008, we had outstanding letters of credit totaling $20.5 million.

Contractual Obligation and Commitments

There have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, other than an increase in the amount of debt outstanding and a decrease in construction related commitments.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and loan proceeds. Further, the $1 billion Wynn Resorts Term Loan Facility places various restrictions on our ability to pay dividends.

If completion of Encore at Wynn Las Vegas is delayed, then our debt service obligations accruing prior to the actual opening will increase correspondingly. Wynn Las Vegas intends to fund its operations and capital requirements from operating cash flow and to the extent additional funds are required, with additional contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas. We cannot assure you, however, that Wynn Las Vegas will generate sufficient cash flow from operations or that future contributions from Wynn Resorts or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with operating cash flow and remaining availability under its senior secured bank facility. However, we cannot assure you that operating cash flows and available borrowings will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. Continued volatility in the capital markets may affect our ability to access those markets for additional borrowings or may increase costs associated with borrowing funds. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to these policies for the nine months ended September 30, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We partially adopted the provisions of SFAS 157 effective January 1, 2008 and expect to adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. We are currently evaluating the impact that the adoption of the FSP will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. We are currently evaluating the impact of this FSP, but does not expect it to have a material impact on its consolidated results of operations or financial position.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active.

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

Wynn Resorts

On February 1, 2008, we entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the $1 billion Wynn Resorts Term Loan Facility, which bears interest at LIBOR plus 2.25%. Pursuant to the terms of this interest rate swap, we pay a fixed rate of 2.836% on the $1 billion notional amount and receive payment based on LIBOR. This swap fixes the interest rate at approximately 5.09%. This swap terminates in June 2010.

Wynn Las Vegas

As of September 30, 2008, we have one interest rate swap arrangement to hedge the underlying interest rate risk on a total of $200 million of borrowings under the current Wynn Las Vegas, LLC Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we receive payments at a variable rate of LIBOR and pay a fixed rate of 3.793% on the $200 million notional amount which expires on December 31, 2008. Although this interest rate swap is highly effective economically in fixing the interest rate on this borrowing under the term loan facility at approximately 5.7%, changes in fair value of our interest rate swaps for each reporting period are, and will continue to be, recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income, as the swap does not qualify for hedge accounting.

Wynn Macau

As of September 30, 2008, we have two interest rate swaps to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK$991.6 million (approximately U.S. $127 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from August 2008 through August 2011.

These interest rate swaps fix the interest rates on the current U.S. dollar and Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.382% and 5.14%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or (liability) fair values of our interest rate swap arrangements as recorded in our Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (all amounts in thousands):

Asset/(Liability) fair value at:	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
September 30, 2008	$6,651	$(108)	$(1,912)	$4,631
December 31, 2007	$—	$416	$(3,095)	$(2,679)

The fair value approximates the amount we would pay/receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Interest Rate Sensitivity

As of September 30, 2008, approximately 65% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of September 30, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $17.4 million.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item IA.	Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to those risk factors during the nine months ended September 30, 2008, except as follows:

Continued disruption in the world financial markets may adversely impact the spending patterns of our customers and the availability and cost of borrowing.

Changes in discretionary consumer spending in the markets where we operate resulting from the slowdown in economies globally, continued disruptions in the world financial and credit markets may result in fewer customers visiting, or customers spending less, at our properties, which will adversely impact our revenues and the availability and cost of credit. The current situation in the world credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our future growth and operations. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, customer demand for the luxury amenities and leisure activities that we offer may be depressed or decline for an extended period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We have not adopted a policy regarding the payment of dividends, however we plan to evaluate the payment of dividends from time to time.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and loan proceeds. Further, the Wynn Resorts $1 billion term loan places various restrictions on our ability to pay dividends.

$1.2 billion Equity Repurchase Program

On June 6, 2007, the Board of Directors of Wynn Resorts, Limited authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its 6% Convertible Debentures due 2015. On July 10, 2008, our Board of Directors authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized amount to $1.7 billion. As of September 30, 2008, we had repurchased a cumulative total of 12,804,954 shares of its common stock through open market purchases for net costs of $1.1 billion, and an average price of $87.42 per share. Purchases during the three months ended September 30, 2008 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2008	4,256,271	$79.06	4,256,271
August 2008	—	—	—
September 2008	—	—	—

Total	4,256,271	$79.06	4,256,271	$580,593,100

Our repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	First Amendment to Credit Agreement, dated as of August 1, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement.(3)

10.2	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(4)

10.3	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(5)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on August 5, 2008 and incorporated herein by reference.

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 15, 2008 and incorporated herein by reference.

(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 19, 2008 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 10, 2008	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)