Form 10-K
period 2008-12-31
WYNN RESORTS LTD
filed 2009-03-02
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐    No  ☒

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2008 was approximately $4.7 billion.

As of February 17, 2009, 112,014,290 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Wynn Resorts, Limited, a Nevada corporation, was formed in June 2002, is led by Chairman and Chief Executive Officer, Stephen A. Wynn, and is a leading developer, owner and operator of destination casino resorts. We own and operate three destination casino resorts: “Wynn Las Vegas,” on the “Strip” in Las Vegas, Nevada, “Encore at Wynn Las Vegas” located adjacent to Wynn Las Vegas, and “Wynn Macau,” located in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). We are also currently constructing Encore at Wynn Macau, an expansion of our Wynn Macau resort. We review our results based on the following two segments: Wynn Las Vegas (which includes Encore at Wynn Las Vegas) and Wynn Macau. For more information on the financial results for our segments, see Item 8 “Financial Statements”, Note 19 “Segment Information”.

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, and reduced consumer spending, 2008 was a difficult year for the casino resort business, particularly for U.S. operations. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International Airport have declined, resulting in lower casino volumes and a reduced demand for hotel rooms. The deterioration in global economic conditions will likely continue to cause us to experience lower than historical hotel occupancy rates, room rates, casino volumes and profitability. As a result of these factors, cash flow from operations for the year ended December 31, 2008 was significantly less than that generated in 2007.

The factors described above accelerated through 2008 with fourth quarter results in Las Vegas significantly weaker than 2007. Additionally, in early 2009, we have experienced cancellation and attrition of group business at greater than historical levels.

Unless the context otherwise requires, all references herein to “Wynn Resorts,” the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited and its consolidated subsidiaries.

Wynn Resorts files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission (“SEC”). Any document Wynn Resorts files may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. Information found on our website is not a part of this Annual Report on Form 10-K.

Our Resorts

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. We believe that the resort offers exceptional accommodations, amenities and service with 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. The Tower Suites at Wynn Las Vegas is the only casino resort in the world to receive both the Mobil five-star and AAA five-diamond distinctions. In January 2009, The Spa at Wynn Las Vegas earned five-star recognition from Mobil and became the only spa in Las Vegas to earn such award. In addition, Wynn Las Vegas was recognized for the second year in a row by Michelin, the esteemed European restaurant rating system. In October 2008, three of our restaurants were awarded Michelin stars. Two Michelin stars were awarded to Alex and one Michelin star was awarded to each of Wing Lei and Daniel Boulud Brasserie. Our resort also received five red pavilions, the highest honor for Michelin rated accommodations.

The approximately 111,000 square foot casino features approximately 135 table games, a baccarat salon, private VIP gaming rooms, a poker room, approximately 1,935 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has a showroom which features “Le Rêve,” a water-based theatrical production. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening.

Encore at Wynn Las Vegas

Encore at Wynn Las Vegas opened on December 22, 2008. This resort is located immediately adjacent to and is connected with Wynn Las Vegas and features a 2,034 all-suite hotel as well as an approximately 72,000 square foot casino with approximately 95 table games, a baccarat salon, private VIP gaming rooms, approximately 835 slot machines and a sports book. The resort’s 12 food and beverage outlets include five restaurants, many of which feature award winning chefs. Encore at Wynn Las Vegas also offers a night club, a spa and salon, approximately 60,000 square feet of meeting space and approximately 27,000 square feet of upscale retail outlets featuring boutiques from Hermes, Chanel and Rock & Republic. The Encore Theater, featuring Danny Gans, opened on February 10, 2009.

Wynn Macau

Wynn Macau opened on September 6, 2006. Wynn Macau currently features approximately 600 hotel rooms and suites, approximately 370 table games, approximately 1,250 slot machines and a poker room in approximately 205,000 square feet of casino gaming space, five restaurants, a spa and salon, lounges, meeting facilities and approximately 46,000 square feet of retail space featuring boutiques from Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu and Zegna. In November 2008, Wynn Macau was the only hotel in Macau, and one of only five hotels in Asia, to receive the Mobil five-star distinction. The Spa at Wynn Macau also received the Mobil five-star award. Wynn Macau includes a show in its rotunda featuring a Chinese zodiac-inspired ceiling and an interchangeable gold “prosperity tree” and a “dragon of fortune”.

Construction and Development

Encore at Wynn Macau

We have commenced construction of Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau will add a fully-integrated resort hotel to Wynn Macau, planned to include approximately 400 luxury suites and four villas along with restaurants, additional retail space and additional VIP gaming space. While the completed project budget is still being finalized, we expect total costs to be approximately $700 million. We expect Encore at Wynn Macau to open in 2010. As of December 31, 2008, we had incurred approximately $202 million related to the development and construction of Encore at Wynn Macau.

General

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our properties. We have incurred and will continue to incur these capital expenditures at Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau.

Other Development Opportunities

Approximately 142 acres of land comprising Wynn Las Vegas and Encore at Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

We have applied to the government of Macau for a land concession for approximately 52 acres on Cotai and are awaiting final governmental approval of this concession. Due to the current economic environment, no construction timeline or budget have yet been developed.

We continually seek out new opportunities for additional gaming or related businesses, in Las Vegas, other markets in the United States and worldwide.

Our Strategy

We believe that Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including fine dining and premium retail offerings, to create resorts that appeal to a variety of customers.

Our properties were designed and built to provide a premium experience. We seek to position Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau as full-service luxury resorts and casinos in the leisure, convention and tour and travel industries. We market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our properties through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 70-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and, prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas and Encore at Wynn Las Vegas are located on the Las Vegas Strip and compete with these and other high-quality resorts and hotel casinos, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island, The Venetian, The Palazzo and others, have themes and attractions which draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas and Encore at Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas and Encore at Wynn Las Vegas may face additional competition from new multi-billion dollar resorts that are expected to open on the Las Vegas Strip before the end of 2010 including, without limitation, City Center, Fontainebleau Las Vegas and Cosmopolitan. There are several other large projects under development in Las Vegas which have been delayed or may be delayed.

The addition of Encore at Wynn Las Vegas’ 2,034 suites also creates competition for Wynn Las Vegas. While we are attempting to differentiate the product, at this time, we are uncertain how our customers will value the properties on a relative basis.

Wynn Las Vegas and Encore at Wynn Las Vegas also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, as well as state lotteries and other forms of gaming. The proliferation of Native American gaming in California could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau, including our properties in Macau, or elsewhere in Asia could draw Asian gaming customers, including “highrollers”, away from Las Vegas.

Reflecting the current economic environment, the Las Vegas gaming and hotel markets experienced the first decline in trends in five years during 2008 with, among other things, a 4.4% decrease in visitation to 37.5 million visitors, a 10.6% decrease in Las Vegas Strip gaming revenue and a 9.8% decrease in average daily room rates, all as compared to the year ended December 2007. We, along with our competitors, have responded to the deterioration in consumer spending by aggressively marketing and pricing our Las Vegas offerings.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred from Portuguese to Chinese political control in December 1999. Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and less than one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 40 years, consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau generated approximately $13.6 billion in gaming revenue in 2008, a 31% increase over the $10.3 billion generated in 2007, making Macau the largest gaming market in the world.

Macau’s gaming market is primarily dependent on tourists. The Macau market has experienced tremendous growth in capacity in the last few years. As of December 31, 2008, there were approximately 17,490 hotel rooms and approximately 4,000 table games in Macau, compared to approximately 12,978 hotel rooms and approximately 2,760 table games as of December 31, 2006.

Gaming customers traveling to Macau have typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 90% of the tourists who visited Macau in 2008 came from mainland China, Hong Kong and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, including Beijing, Shanghai, Jakarta, Ho Chi Minh City, Taipei, Manila, Singapore and Bangkok. Travel to Macau by citizens of mainland China requires a visa. Adjustments to the visa policy were made in 2008 restricting the frequency of visitation. Government officials have the authority to further adjust the visa policy and may do so in the future.

Prior to 2002, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires (including Wynn Macau), who in turn were permitted, subject to the approval of the government of Macau, to each grant one sub-concession to other gaming operators. There is no limit to the number of casinos each concessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 31 operating casinos in Macau.

The other two concessions were granted to Sociedade de Jogos de Macau (“SJM”) and Galaxy Casino Company, Limited (“Galaxy”). SJM, which is controlled by Stanley Ho, operates 19 of the 31 existing casinos, including two of the larger casinos in Macau: the Hotel Lisboa and The Grand Lisboa. In addition, an affiliate of SJM owns most of the water ferry services and the helicopter shuttle service that link Macau to Hong Kong.

Galaxy was also awarded a casino concession in June 2002. Galaxy is a company controlled by Hong Kong businessman Lui Chi-woo and a group of Hong Kong investors. Galaxy opened the Waldo Hotel/Casino on the Macau peninsula in 2004, the Grand Waldo Cotai in the summer of 2006, and Galaxy Star World hotel casino immediately adjacent to Wynn Macau in October 2006.

Las Vegas Sands Corp., the owner and operator of The Venetian and The Palazzo resorts in Las Vegas and a former partner of Galaxy, has entered into a sub-concession agreement with Galaxy which allows it to independently develop and operate casinos in Macau. The Sands Macao opened in 2004. In August 2007, Las Vegas Sands Corp. opened the Venetian Macao Resort Hotel, the largest casino resort in Macau. In August 2008, Las Vegas Sands Corp. opened the Four Seasons Hotel Macau adjacent to the Venetian Macao. In addition, Las Vegas Sands Corp. has proposed a masterplan for other large developments in Cotai that would include additional hotel properties as well as serviced apartment units and additional retail and related space. In late 2008, Las Vegas Sands Corp. suspended further development of its Cotai masterplan as a result of conditions in the global economy and credit markets.

A joint venture consisting of Melco, a Hong Kong stock exchange-listed company and Crown, Ltd., an Australian company, is currently operating the Crown Macau (which opened in May 2007) and is constructing the City of Dreams, a large resort in Cotai, the first phase of which is anticipated to open in 2009. This joint venture operates its properties under a subconcession purchased from us.

In December 2007, a joint venture of MGM MIRAGE and Pansy Ho Chiu-king (Stanley Ho’s daughter) opened the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau. The MGM Grand Macau is operated pursuant to a subconcession granted to the joint venture by SJM.

Our casino concession agreement allows the government to grant additional concessions for the operation of casinos after April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines. Two large-scale casinos that are being developed currently in Singapore will add further competition to the region. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming and other casinos throughout Asia.

Geographic Data

Geographic data are reported in note 19 to the consolidated financial statements. Additional financial data about our geographic operations is provided in Item 7 “Management’s Discussion of Analysis of Financial Condition and Results of Operations.”

Regulation and Licensing

The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we will obtain all required registrations, licenses and approvals on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we are ever prohibited from operating one of our gaming facilities, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but we cannot assure you that we could recover full value.

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

Policy Concerns of Gaming Laws. The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. Such public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•

maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in applicable laws, regulations and procedures could have significant negative effects on our Las Vegas gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements. Our subsidiary, Wynn Las Vegas, LLC, as the owner and operator of Wynn Las Vegas and Encore at Wynn Las Vegas, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable.

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

Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the Nevada Gaming Commission.

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

Redemption of Securities Owned By an Unsuitable Person. Wynn Resorts’ articles of incorporation provide that, to the extent a gaming authority makes a determination of unsuitability or to the extent deemed necessary or advisable by the board of directors, Wynn Resorts may redeem shares of its capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the board of directors to be the fair value of the securities to be redeemed. If Wynn Resorts determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The NASDAQ Global Select Market or if the closing price is not reported, the mean between the bid and asked prices, as quoted by any other generally recognized reporting system. Wynn Resorts’ right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable Gaming Authority and, if not, as Wynn Resorts elects.

Consequences of Violating Gaming Laws. If the Nevada Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate Wynn Las Vegas and Encore at Wynn Las Vegas and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting or Nonvoting Securities Holders. Regardless of the number of shares held, any beneficial owner of Wynn Resorts’ voting or nonvoting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and,

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

The articles of incorporation of Wynn Resorts include provisions intended to assist its implementation of the above restrictions.

Wynn Resorts is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are required to provide maximum assistance in determining the identity of the beneficial owner of any of Wynn Resorts’ voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. The certificates representing shares of Wynn Resorts’ common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts’ articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 22, 2007, the Nevada Gaming Commission granted us and Wynn Las Vegas, LLC prior approval, subject to certain conditions, to make public offerings for a period of two years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful. We have applied for a new Shelf Approval which is scheduled to be heard in March 2009.

Approval of Changes in Control. A registered company must obtain the prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

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

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees or affecting registered companies that are affiliated with the operations of Nevada gaming licensees may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potential adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy in order to:

•	assure the financial stability of corporate gaming licensees and their affiliated companies;

•	preserve the beneficial aspects of conducting business in the corporate form; and,

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before a registered company can make exceptional repurchases of voting securities above its current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

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

Foreign Gaming Investigations. Any person who is licensed, required to be licensed, registered, required to be registered in Nevada, or is under common control with such persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas and Encore at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas, LLC licenses for such purposes. In addition to approving Wynn Las Vegas, LLC the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

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

Under the Law and Administrative Regulations, concessionaires are subject to suitability requirements relating to background, associations and reputation, as are stockholders of 5% or more of a concessionaire’s equity securities, officers, directors and key employees. The same requirements apply to any entity engaged by a concessionaire to manage casino operations. Concessionaires are required to satisfy minimum capitalization requirements, demonstrate and maintain adequate financial capacity to operate the concession and submit to continuous monitoring of their casino operations by the Macau government. Concessionaires also are subject to periodic financial reporting requirements and reporting obligations with respect to, among other things, certain contracts, financing activities and transactions with directors, financiers and key employees. Transfers or the encumbering of interests in concessionaires must be reported to the Macau government and are ineffective without government approval.

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

A games promoter, also known as a junket representative, is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation and accommodations, and provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. Macau law provides that games promoters must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect owners of 5% or more of a games promoter (regardless of its corporate form or sole proprietor status), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a games promoters license is one calendar year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years.

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

Concession Agreement. The concession agreement between Wynn Macau S.A. and the Macau government required Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion patacas (approximately US$500 million) in Macau-related projects by June 2009. This obligation was satisfied upon the opening of Wynn Macau.

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

The government of Macau may redeem the concession beginning on June 24, 2017, and in such event Wynn Macau, S.A. will be entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied for the remaining years under the concession.

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

If the government of Macau unilaterally rescinds the concession agreement for one of the reasons stated above, Wynn Macau, S.A. will be required to compensate the government in accordance with applicable law, and the areas defined as casino under Macau law and all of the gaming equipment pertaining to the gaming operations of Wynn Macau will be transferred to the government without compensation. In addition, the government of Macau may, in the public interest, unilaterally terminate the concession at any time, in which case Wynn Macau, S.A. would be entitled to reasonable compensation.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month, however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2008, we had a total of approximately 20,600 employees (including approximately 7,200 in Macau).

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local that covers approximately 6,300 employees at Wynn Las Vegas and Encore at Wynn Las Vegas. In May 2007, the dealers at Wynn Las Vegas elected the Transportation Workers Union to represent them. We are currently negotiating a contract with the Transportation Workers Union. Certain other unions may seek to organize the workers at Wynn Las Vegas and Encore at Wynn Las Vegas. Unionization, pressure to unionize, or other forms of collective bargaining could increase our labor costs.

We recruited a substantial number of new employees for the opening of Wynn Macau and the success of our operations will be affected by our success in retaining them. Wynn Macau competes with the large number of new casino resort developments currently underway in Macau and expected in the near future for the limited qualified employees. We will have to seek employees from other countries to adequately staff Wynn Macau. Recent policies announced publicly by the Macau government have affected our ability to import labor in certain job classifications. We are coordinating with the Macau labor and immigration authorities to ensure our labor demand is satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Wynn Macau operations or that we will be able to obtain required work permits for those employees.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN”. Wynn Resorts has filed applications with the U.S. Patent and Trademark Office (“PTO”), to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS”, “WYNN DESIGN AND DEVELOPMENT”, “WYNN LAS VEGAS”, “ENCORE” and “WYNN MACAU”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of most of these marks is the use of the surname, “WYNN”. As a general rule, a surname (or a mark primarily constituting a surname) is not registerable unless the surname has acquired “secondary meaning.” To date, Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU”, “WYNN LAS VEGAS” and “ENCORE”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We recognize that our intellectual property assets, especially the logo version of “WYNN”, are among our most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions. We have retained counsel and intend to take all steps necessary to protect our intellectual property rights against unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to those set forth in Item 1A (Risk Factors) as well as the following:

•	adverse tourism trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	completion of Encore at Wynn Macau on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Macau with anticipated cash flows generated at Wynn Macau;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks and travel-related visa restrictions);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2008, we had total outstanding debt of approximately $4.3 billion. In addition, our Wynn Las Vegas credit agreement permits us to incur additional indebtedness in connection with potential expansion plans under certain circumstances in the future and the Wynn Macau credit facilities permit us to incur additional indebtedness if certain conditions are met. Our substantial indebtedness could have important consequences. For example:

•

if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

•	repossess and foreclose upon the assets that serve as collateral;

•	initiate judicial foreclosure against us; and

•	petition a court to appoint a receiver for us or for substantially all of our assets.

•	If we default under either our Wynn Las Vegas or Wynn Macau credit facilities, such an event will cause a default under our Wynn Resorts credit agreement;

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas and Encore at Wynn Las Vegas to service and amortize our Wynn Las Vegas indebtedness and to pay final construction and retention payables for Encore at Wynn Las Vegas (approximately $202 million at December 31, 2008), which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry conditions;

•

we may experience decreased revenues from our operations attributable to decreases in consumer spending levels due to the adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject to under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

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

•

we may not be able to obtain additional financing, if needed, to fund construction costs of Encore at Wynn Macau, satisfy working capital requirements including final construction and retention payables related to Encore at Wynn Las Vegas, or pay for other capital expenditures, debt service or other obligations;

•

while we do hedge a certain amount of our debt under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase; and

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, subject to the requirements of the United States Bankruptcy Code, and such bankruptcy proceedings will delay or impact the repayment of our secured debt.

Under the terms of the documents governing our debt facilities, we may, subject to certain limitations, be permitted to incur additional indebtedness, including secured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

The agreements governing our debt facilities contain certain financial covenants and other covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

Our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios and ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization. If our operations fail to generate adequate cash flow, we may violate those covenants causing a default in our agreements. Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events, some of which may be beyond our control. As a result, we may not be able to maintain compliance with these covenants. Our failure to comply with the terms of our debt facilities, including failure as a result of events beyond our control, could result in an event of default, which would materially and adversely affect our operating results and our financial condition or result in our lenders taking action to enforce their security interests in our various assets.

The agreements governing our debt facilities also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The debt facilities impose operating and financial restrictions on us and our restricted subsidiaries, including, among other things, limitations on the ability to:

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

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt (and, in the case of either Wynn Las Vegas or Wynn Macau debt, with respect to the Wynn Resorts term loan) to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on those debt securities.

If Wynn Macau were to cease to produce cash flow sufficient to service its indebtedness or otherwise become unable to make certain payments or dividends to us which we in turn could use to service the $1 billion Wynn Resorts term loan facility indebtedness (outstanding balance at December 31, 2008 of $375 million) or other indebtedness, our ability to service the indebtedness of Wynn Macau, Wynn Resorts or Wynn Las Vegas, LLC could be negatively impacted.

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

Risks Related to our Business

Continued weakness and further weakening in global economic conditions may adversely affect consumer and corporate spending and tourism trends, resulting in additional deterioration in our business.

Discretionary consumer spending has been adversely affected by the current economic crisis. Worldwide, consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Since our business model relies on significant expenditure on luxury and discretionary items, continuation or deepening of the crisis will adversely affect our operations.

The current conditions in the world’s financial and credit markets adversely affects prospects of debt refinancing, availability of credit to us and to our customers and the profitability of our business.

There was unprecedented deterioration in financial and credit markets worldwide in 2008. There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement of or increase liquidity in the markets. Customer demand for luxury amenities and leisure activities that we offer may be depressed or continue to decline.

There have been and will continue to be large additions to the room supply in Las Vegas.

There have been and will continue to be large additions to the room supply in Las Vegas. Even after the global economy begins to recover, there may be excess supply particularly in the luxury segment.

We are entirely dependent on three properties for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We are entirely dependent upon Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas or Macau;

•	a decrease in gaming and non-gaming activities at our properties ; and

•	the outbreak of an infectious disease such as the avian flu.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

Competition for Wynn Las Vegas and Encore at Wynn Las Vegas. The casino/hotel industry is highly competitive and additional developments are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors. Wynn Las Vegas and Encore at Wynn Las Vegas may also compete with one another.

Wynn Las Vegas and Encore at Wynn Las Vegas also compete with other hotel/casino facilities in other cities, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries and other forms of gaming. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau, including Encore at Wynn Macau, or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Wynn Las Vegas and Encore at Wynn Las Vegas.

Competition for Wynn Macau. Currently there are approximately 31 operating casinos in Macau. We hold a concession under one of only three gaming concessions and three sub-concessions authorized by the Macau government to operate casinos in Macau. The Macau government may grant additional gaming concessions beginning in 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

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

Our business relies on high-end, international customers. We often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

General. A significant portion of our table game revenue at our properties is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A continued downturn in economic conditions in the countries in which these customers reside could cause a further reduction in the frequency of visits by and revenue generated from these customers.

We conduct our gaming activities on a credit as well as a cash basis. This credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. The collectability of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside. We will extend credit to those customers whose level of play and financial resources, in the opinion of management, warrant such an extension.

In addition, high-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

Wynn Las Vegas and Encore at Wynn Las Vegas. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Recent dramatic changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amounts of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Wynn Macau. Although the law in Macau was changed to permit casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that Wynn Macau will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent that gaming customers of Wynn Macau are visitors from other jurisdictions, Wynn Macau may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and Wynn Macau may encounter forums that will refuse to enforce such debts. Wynn Macau’s inability to collect gaming debts could have a significant negative impact on its operating results.

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue. However, unlike Nevada, the gross gaming revenue calculation in Macau does not include deductions for gaming bad debt. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we remain obligated to pay taxes on our winnings from these customers even though we were unable to collect on the related receivables from them.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities we offer is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, the current housing crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

The current recession and economic crisis have resulted in a significant decline in the amount of tourism and spending in Las Vegas. In the fourth quarter, the occupancy rates across Las Vegas have declined by approximately 9.9%, room rates have declined by approximately 12.3% and Las Vegas Strip gaming revenue has declined approximately 21.7%, compared to the fourth quarter of 2007. We have also recently experienced increased levels of attrition and cancellation in the group business segment. If these trends continue, our financial condition, results of operations and cash flows will be adversely affected.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

General. The operations of Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau are contingent upon our obtaining and maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals for the opening of Wynn Las Vegas on April 28, 2005, and Encore at Wynn Las Vegas on December 22, 2008. We are subject to ongoing regulation to maintain their operations. We opened Wynn Macau on September 6, 2006, and are subject to ongoing regulation to maintain its operation.

Wynn Las Vegas and Encore at Wynn Las Vegas. The Nevada Gaming Commission may, in its discretion, require the holder of any debt or securities we issue to file applications, be investigated and be found suitable to own Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

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

Wynn Macau. Wynn Macau’s operations are subject to unique risks, including risks related to Macau’s regulatory framework. Wynn Macau has developed certain operating procedures which are different from those used in United States casinos. Failure to adhere to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau, S.A.’s concession or otherwise negatively affect its operations in Macau. Moreover, we would be subject to the risk that U.S. regulators could determine that Macau’s gaming regulatory framework has not developed in a way that would permit us as a United States gaming operator, to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

We are subject to taxation by various governments and agencies. The rate of taxation could change.

We are subject to taxation, both in the United States (at the federal, state and local level) and in Macau. Specific rates of taxation can be changed by legislative actions. Increases in taxation could adversely affect our results.

Terrorism and the uncertainty of military conflicts, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq and in the Middle East, past outbreaks of infectious disease and tsunamis, among other things, have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which similar events and conditions may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business will rely heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition to terrorist activities, military conflicts, the outbreak of infectious diseases such as the avian flu or the impact of a natural disaster such as a tsunami or typhoon, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in any factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on pricing and harming our operations.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for terrorist acts with respect to Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau for up to $800 million per occurrence for losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

In addition, insurance premiums have increased and we may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums continue to increase, we may not be able to maintain the insurance coverage we currently have or otherwise be able to maintain adequate insurance protection.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have filed applications with the PTO, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS”, “WYNN DESIGN AND DEVELOPMENT”, “WYNN LAS VEGAS”, “ENCORE” and “WYNN MACAU”. Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of most of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or a mark primarily constituting a surname) cannot be registered unless the surname has acquired “secondary meaning.” To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

Even if we are able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Singapore, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU,” “ENCORE,” and “WYNN LAS VEGAS.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We have recognized that our intellectual property assets, especially the logo version of “Wynn”, are among our most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions, some of which may pose a risk of unauthorized use or counterfeiting. We have retained counsel and will take all steps necessary to not only acquire but protect our intellectual property rights against such unauthorized use throughout the world.

If a third party asserts other forms of intellectual property claims against us, our business or results of operations could be adversely affected.

Historically, trademarks and service marks have been the principal form of intellectual property right of relevance to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business.

The loss of Stephen A. Wynn could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. In 2008, we extended the term of Mr. Wynn’s employment agreement until October 2020. However, we cannot assure you that Mr. Wynn will remain with us. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired. In addition, if Mr. Wynn is no longer either employed by us as Chief Executive Officer or serving as Chairman of the Board, other than as a result of death or disability or other limited circumstances, it would constitute a change of control that would require Wynn Las Vegas to offer to repay the First Mortgage Notes and would constitute an event of default under its credit facilities and Wynn Macau, S.A.’s credit facilities.

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

On November 13, 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. (each owning approximately 21% of our common stock as of December 31, 2008) from Nevada’s acquisition of controlling interest statutes. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

In addition, Mr. Wynn and Aruze USA, Inc., together with Baron Asset Fund, have entered into a stockholders’ agreement. Under the stockholders’ agreement, Mr. Wynn and Aruze USA, Inc., have agreed to vote their shares of our common stock for a slate of directors, a majority of which will be designated by Mr. Wynn, of which at least two will be independent directors, and the remaining members of which will be designated by Aruze USA, Inc. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to our board of directors. In addition, in November 2006, this agreement was amended to require the written consent of both Mr. Wynn and Aruze USA, Inc. prior to either party selling any shares of Wynn Resorts that it owns.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We have incurred costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements we may be required to investigate and clean up hazardous or toxic substances or chemical releases at our property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.

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

Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering Regulation could have a negative impact on us.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a negative effect on our results of operations.

Risks Associated with Wynn Macau

Visitation to Macau may decline due to continued economic disruptions in mainland China as well as increased restrictions on visitations to Macau from citizens of mainland China.

A significant number of our gaming customers at Wynn Macau come from mainland China. A continued slow down in the economic growth of China could disrupt the number of patrons visiting our property or the amount they may be willing to spend. In addition, any travel restrictions imposed by China could disrupt the number of visitors from mainland China to our property. During 2008 China implemented certain policies limiting visitation to Macau and Hong Kong by mainland Chinese residents. It is not known when, or if, these policies will be relaxed. The visa policy may be adjusted further in the future.

We compete for limited labor resources in Macau and Macau government policies may also affect our ability to employ imported labor.

We recruited a substantial number of new employees for the opening of Wynn Macau and the success of our operations will be affected by our success in retaining them. Wynn Macau competes with the large number of new casino resort developments currently underway in Macau for the limited qualified employees. We will have to seek employees from other countries to adequately staff Wynn Macau. Further, recent policies announced by the Macau government have affected our ability to import labor in certain job classifications. We are coordinating with the Macau labor and immigration authorities to ensure our labor demand is satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Wynn Macau operations or that we will be able to obtain required work permits for those employees.

We depend upon games promoters for a significant portion of our gaming revenue. If we are unable to maintain, or develop additional, successful relationships with reputable games promoters, our ability to maintain or grow our gaming revenues could be adversely affected. Increased competition may result in increased pressure on commission rates.

A significant portion of our gaming revenue is generated by clientele of our games promoters. With the rise in gaming in Macau, the competition for services provided by games promoters has increased. We anticipate that this competition will further intensify as additional casinos are expected to open in Macau in the near future. While we believe that we currently maintain good relations with our existing games promoters, there can be no assurance that we will be able to continue to maintain these relationships. If we are unable to maintain, or develop additional, successful relationships with reputable games promoters, or lose a significant number of our games promoters to our competitors, our ability to maintain or grow our gaming revenues will be adversely affected and we will have to seek alternative ways of developing relationships with VIP customers. In addition, if our games promoters are unable to develop or maintain relationships with our VIP customers, our ability to maintain or grow our gaming revenues will be hampered.

Macau recently experienced a consolidation of games promoters. As a consequence, certain game promoters have significant leverage and bargaining strength in negotiating operational agreements with casino operators. Although there is some uncertainty as to whether such consolidation will become a trend in Macau, any consolidation could result in negative changes in our operational agreements, including higher commissions, the loss of business to a competitor or the loss of our exclusive relationships with games promoters. While we have not had to adjust our compensation arrangements with games promoters thus far, we are aware of increased commission rates paid by other casino operators to games promoters in the Macau market. If we need to increase our commission rates, our results of operations could be adversely affected.

If our games promoters are unable to maintain required standards of probity and integrity, we may face consequences from gaming regulators with authority over our operations.

The reputations of the games promoters we deal with are important to our own reputation and to our ability to operate in compliance with our concession and Macau gaming laws. While we both endeavor, through contractual protections and otherwise, to ensure that our games promoters comply with the high standards of probity and integrity under Macau gaming laws, we cannot assure you that our games promoters will always comply with these high standards. In addition, if we enter into a business relationship with a games promoter whose probity is in doubt, this may be considered by regulators or investors to reflect negatively on our own probity. If any of our games promoters violate the Macau gaming laws while on our premises, the Macau government may, in its discretion, take enforcement action against us, the games promoter, or each concurrently, and we may be sanctioned and our reputation could be harmed.

The financial resources of our games promoters may be insufficient to allow them to continue doing business at Wynn Macau.

The global financial crisis may cause our games promoters to encounter decreased liquidity limiting their ability to grant credit to their patrons and thereby decreasing gaming volume at Wynn Macau. Further, credit already extended by our games promoters to their patrons may become increasingly difficult for them to collect. This inability to grant credit and collect amounts due can negatively affect our games promoters’ operations at Wynn Macau, and as a result, our results of operations could be adversely impacted.

The development costs of Encore at Wynn Macau are estimates only, and actual development costs may be higher than expected. Not all of the construction costs of Encore at Wynn Macau are covered by a guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We expect the total development costs of Encore at Wynn Macau to be approximately $700 million. While we believe that the overall budget for the development costs of Encore at Wynn Macau is reasonable, these development costs are estimates and actual development costs may be higher than expected. Although we have certain contingencies set aside to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns and we may not have the funds required to pay the excess costs.

We have entered into a guaranteed maximum price construction contract for the design and construction of Encore at Wynn Macau with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor (“Leighton/China State”). The contract covers approximately $347.8 million of the budgeted $700 million design and construction costs. We are responsible for cost overruns with respect to any budgeted components that are not part of the amended guaranteed maximum price contract.

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

Macau’s subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of Wynn Macau by disrupting our ability to timely construct the project and by preventing or discouraging guests from traveling to Macau.

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

Our investment in Macau is owned through a number of wholly-owned and partially-owned domestic and foreign entities. Although we believe that transfers to these entities of the assets and stock of the Wynn Macau companies were accomplished on a tax-free basis, there is a risk that the Internal Revenue Service may assert in the future that any appreciation in the transferred assets or stock was taxable at the time of such transfers.

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

If the government of Macau unilaterally rescinds the concession agreement, Wynn Macau, S.A. will be required to compensate the government in accordance with applicable law, and the areas defined as casino space under Macau law and all of the gaming equipment pertaining to the gaming operations of Wynn Macau will be transferred to the government without compensation. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our operations and financial condition.

Revenues from our Macau gaming operations will end if we cannot secure an extension of our concession in 2022 or if the Macau government exercises its redemption right in 2017.

Our concession agreement expires in June 2022. Unless our concession is extended, in June 2022, all of our casino operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning in June 2017, the Macau government may redeem the concession agreement by providing us at least one year’s prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption. We cannot assure you that we will be able to renew or extend our concession agreement on terms favorable to us or at all. We also cannot assure you that if our concession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

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

Las Vegas Land

We currently own approximately 240 acres of land on or near the Las Vegas Strip consisting of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue on which Wynn Las Vegas and Encore at Wynn Las Vegas are located, the approximately 142-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage. Our Las Vegas property, with limited exceptions, is encumbered by a first priority security interest in favor of our lenders under our first mortgage notes and our Wynn Las Vegas bank credit facilities.

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

Macau Land Concession

The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area where Wynn Macau is located. The term of the land concession contract is 25 years, and it may be renewed with government approval for successive periods. Wynn Macau, S.A. is obligated to pay, in 10 semi-annual installments, a total land concession premium of approximately 319.4 million patacas (approximately US $40 million) plus interest at 5%. Annual rents of approximately 2.2 million patacas (approximately US $275,000) for the first two years and 3.2 million patacas (approximately US $398,000) thereafter will also be paid in accordance with the land concession contract

In addition, we have applied to the government of Macau for a land concession for approximately 52 acres on Cotai for future development and are awaiting final approval. Due to the current economic environment, no construction timeline or budget has been prepared.

ITEM 3.	LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “WYNN.” The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2008
First Quarter	$124.77	$90.90
Second Quarter	$116.54	$77.66
Third Quarter	$119.74	$69.27
Fourth Quarter	$83.69	$28.06

Year Ended December 31, 2007
First Quarter	$114.60	$89.06
Second Quarter	$107.98	$85.53
Third Quarter	$168.80	$88.41
Fourth Quarter	$176.14	$110.50

Holders

There were approximately 208 record holders of our common stock as of February 17, 2009.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our and our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the first mortgage notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions. Further, proceeds received by Wynn Resorts as the result of certain dispositions and funds drawn from the $1 billion Wynn Resorts term loan are not permitted to be paid as a dividend by us.

In each of November 2006 and 2007, our Board of Directors declared a cash distribution of $6.00 per common share which was paid in the following month. We have not adopted a policy regarding the payment of dividends, however we plan to evaluate the payment of dividends from time to time.

Stock Performance Graph

The graph below compares the five year cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Casino Index. The performance graph assumes that $100 was invested on December 31, 2003 in each of the Company’s common stock, the S&P 500 and the Dow Jones US Casino Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Wynn Resorts Ltd.	Dow Jones US Casinos	S&P 500
December 03	100.0	100.0	100.0
December 04	238.9	131.7	109.0
December 05	195.8	132.4	112.3
December 06	357.4	189.8	127.6
December 07	446.5	215.2	132.1
December 08	168.3	57.5	81.2

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect the selected consolidated financial data of Wynn Resorts and its subsidiaries. This data should be read together with our Consolidated Financial Statements and Notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our operational results include:

•	Prior to April 28, 2005, we were solely a development stage company.

•	On April 28, 2005, we opened our Wynn Las Vegas resort.

•	On April 28, 2006, we commenced construction of Encore at Wynn Las Vegas.

•	On September 6, 2006, we opened our Wynn Macau resort.

•	On September 11, 2006 we completed the sale of our Macau sub-concession right and recognized a pre-tax gain of $899.4 million.

•	In June 2007, we commenced construction of Encore at Wynn Macau.

•	On December 24, 2007, we opened the expansion of our Wynn Macau resort.

•	On December 22, 2008, we opened our Encore at Wynn Las Vegas resort.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net Revenues	$2,987,324	$2,687,519	$1,432,257	$721,981	$195
Pre-opening costs	72,375	7,063	62,726	96,940	81,321
Operating income/(loss)	313,854	429,403	70,899	(24,556)	(89,798)
Net income/(loss)[1]	210,206	258,148	628,728	(90,836)	(204,171)
Basic income/(loss) per share	1.94	2.43	6.29	(0.92)	(2.35)
Diluted income/(loss) per Share	1.92	2.34	6.24	(0.92)	(2.35)

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,133,904	$1,275,120	$789,407	$434,289	$330,261
Restricted cash and investments[2]	—	531,120	237,386	442,602	942,367
Construction in progress	221,696	921,747	345,377	286,570	1,499,284
Total assets	6,742,615	6,299,282	4,660,180	3,945,283	3,464,413
Total long-term obligations[3]	4,430,638	3,621,998	2,419,992	2,137,082	1,660,169
Stockholders’ equity	1,592,522	1,948,159	1,645,585	1,562,895	1,644,492
Cash distribution declared per common share	$0	$6.00	$6.00	$0	$0

[1]	Net income for 2006 includes a pre-tax gain on sale of subconcession right of $899.4 million.

[2]	Restricted cash and investments primarily reflect the proceeds of our debt and equity financings that were restricted for the repurchase of our common stock and construction of Encore at Wynn Las Vegas, and prior to December 31, 2005, for construction of Wynn Las Vegas.

[3]	Includes the current portion of long-term debt and the current portion of the required contract premium payments under our land concession contract at Wynn Macau.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, Encore at Wynn Las Vegas, a destination casino resort located adjacent to Wynn Las Vegas, which opened on December 22, 2008, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. We have also commenced construction of Encore at Wynn Macau, a further expansion of Wynn Macau. We believe Wynn Las Vegas and Encore at Wynn Las Vegas are the preeminent destination casino resorts on the Strip in Las Vegas. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Our Resorts

The following table sets forth information about our operating properties as of February 2009:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	111,000	135	1,935
Encore at Wynn Las Vegas	2,034	72,000	95	835
Wynn Macau	600	205,000	370	1,250

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip and owns approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking.

Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets, including the AAA Five-Diamond, Mobil Five-Star and Michelin award-winning restaurant, Alex;

•	A Ferrari and Maserati automobile dealership;

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

In response to our evaluation of the completed Wynn Las Vegas project and the reactions of our guests, we began to make enhancements and refinements to Wynn Las Vegas in the third quarter of 2005 which continued throughout 2008.

Encore at Wynn Las Vegas

We opened Encore at Wynn Las Vegas on December 22, 2008. This resort is located on the Las Vegas Strip, immediately adjacent to and connected with Wynn Las Vegas. Encore at Wynn Las Vegas currently features:

•	An approximately 72,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques featuring Hermes, Chanel and Rock & Republic;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

Wynn Macau

We opened Wynn Macau on September 6, 2006 and we completed an expansion of this resort in December 2007. Wynn Macau currently features:

•	An approximately 205,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a poker room;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in five restaurants;

•

Approximately 46,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

We have commenced construction on a further expansion of Wynn Macau that will add a fully-integrated resort hotel named Encore at Wynn Macau, with approximately 400 luxury suites and four villas, as well as additional VIP gaming areas, food and beverage and retail amenities. We expect Encore at Wynn Macau to open in 2010.

In response to our evaluation of Wynn Macau and the reactions of our guests, we have and expect to continue to make enhancements and refinements to the property.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas and Encore at Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to develop this property.

We have applied to the government of Macau for a land concession for approximately 52 acres on Cotai and are awaiting final governmental approval of this concession. No construction timeline or budget have been prepared.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, and reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have declined, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and has continued into the first quarter of 2009. Based on our experience in 2008 and current market conditions, we believe that Wynn Las Vegas and Encore at Wynn Las Vegas will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and accordingly lower departmental profitability. As a result of the current economic conditions, we have increasingly focused on efficiency initiatives that we began implementing at our Las Vegas properties and corporate in early 2009. These initiatives include reductions in pay for salaried employees in Las Vegas, reduced work weeks for full-time hourly employees, a substantial reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) contributions. We expect that these initiatives, along with other operational efficiencies, will save approximately $75-$100 million annually. We are continually reviewing the cost and efficiencies at our operating properties and corporate to identify further opportunities to reduce costs during these uncertain economic times. Wynn Macau has also been impacted by the slowing global economy and visa restrictions implemented in September 2008.

The factors described above accelerated through 2008 with fourth quarter results in Las Vegas significantly weaker than 2007. Additionally, in early 2009, we have experienced cancellation and attrition of group business at greater than historical levels.

Results of Operations

Our results of operations for the periods presented are not comparable for the following reasons:

•	On September 6, 2006, we opened Wynn Macau;

•	On September 11, 2006, Wynn Macau completed the sale of a Macau subconcession right and recognized a pre-tax gain of $899.4 million;

•	On December 24, 2007, we opened an expansion at Wynn Macau; and

•	On December 22, 2008, we opened Encore at Wynn Las Vegas.

Accordingly, our results of operations for the year ended December 31, 2008 include a full year of operations for the expansion at Wynn Macau and 10 days of operations for Encore at Wynn Las Vegas. The year ended December 31, 2006 includes a full year of operations for Wynn Las Vegas and 117 days of operations for Wynn Macau. In addition, we believe that our operating results at Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau for the year ended December 31, 2008 have been adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have and may continue to adversely impact our financial results. In addition, as noted above, visa restrictions have placed certain limitations on visitation to Macau. These restrictions have and will continue to adversely impact visitation to Macau by residents of mainland China.

The table below displays our net revenues for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Net revenues:
Wynn Las Vegas, including Encore	$1,098,889	$1,295,381	$1,138,549
Wynn Macau	1,888,435	1,392,138	293,708

Total Net revenues	$2,987,324	$2,687,519	$1,432,257

Reliance on only three properties (in two geographic regions) for our operating cash flow exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in three properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Consolidated Statement of Income is presented. Casinos generally record table games win as a percentage of either drop or turnover and slot win as a percentage of handle. In our casino operations at Wynn Las Vegas and Encore at Wynn Las Vegas, table games win is recorded as a percentage of drop. However, in our casino operations at Wynn Macau, we separate table play into two distinct classifications. Our Macau VIP casino segment records table games win as a percentage of turnover, whereas our general casino records win as a percentage of drop.

Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing Rolling Chip wagers within our Wynn Macau VIP program.

•	Rolling Chips are identifiable chips that are used to track VIP wagering volume (turnover) for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms available.

Financial Results for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

Net revenues for the year ended December 31, 2008 are comprised of $2,261.9 million in casino revenues (75.7% of total net revenues) and $725.4 million of net non-casino revenues (24.3% of total net revenues). Net revenues for the year ended December 31, 2007 were comprised of $1,949.9 million in casino revenues (72.6% of total net revenues) and $737.6 million of net non-casino revenues (27.4% of total net revenues). Encore at Wynn Las Vegas, which opened on December 22, 2008, did not significantly impact our results of operations for the year ended December 31, 2008.

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2008 of approximately $2,261.9 million represents a $312 million (or 16%) increase from casino revenues of $1,949.9 million for the year ended December 31, 2007. At Wynn Las Vegas, including Encore at Wynn Las Vegas, we experienced a $162.6 million decrease in casino revenues compared to the prior year due to a 7.1% decrease in drop and a decrease in our table games win percentage. Our table games win percentage (before discounts) for the year ended December 31, 2008 was 20.0%, which was below the expected range of 21% to 24% and compares to 25.3% for the prior year. Slot handle at Wynn Las Vegas, including Encore at Wynn Las Vegas, decreased 12.9% during the year ended December 31, 2008 as compared to 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%. As noted earlier, we believe the decrease in casino volumes reflect the overall slowdown in the global economy partially offset by the opening of Encore at Wynn Las Vegas. In the fourth quarter of 2008, casino revenue at Wynn Las Vegas, including Encore at Wynn Las Vegas, declined 43.3% compared to the fourth quarter of 2007 as a result of a decrease in table games drop of 20.2% and a decline in our table games win percentage to 15.3% compared to 23.5% in the prior year fourth quarter. Slot handle at Wynn Las Vegas, including Encore at Wynn Las Vegas, decreased 22.7% during the fourth quarter of 2008 compared to the fourth quarter of 2007.

Casino revenues at Wynn Macau increased $474.7 million during the year ended December 31, 2008, compared to the prior year. At Wynn Macau, we experienced a 47.4% increase in turnover in the VIP casino segment and our win as a percent of turnover was 3%, which is at the high end of our expected range of 2.7% to 3% compared to 3.1% in the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 14.2% when compared to the prior year and the table games win percentage was 19.6%, which is within the expected range of 18% to 20%. The table game win percentage at Wynn Macau for the year ended December 31, 2007 was 19%. Slot handle at Wynn Macau increased 79.5% compared to the prior year and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in casino revenue at Wynn Macau is a result of growth during the first nine months of the year in the Macau market as well as our casino expansion which opened in December 2007. We expect that this rapid growth in the Macau market will slow due to the overall slowdown in the global economy and visa restrictions that went into effect in September 2008 which limit visitation to Macau by certain residents of mainland China.

For the year ended December 31, 2008, total room revenues were approximately $326.7 million, a $12.7 million decrease compared to the year ended December 31, 2007. Room revenue at Wynn Las Vegas, including Encore at Wynn Las Vegas, decreased approximately $17.2 million compared to the prior year due to lower occupancy and lower rates, while room revenue at Wynn Macau increased approximately $4.5 million due to increased rates. In the fourth quarter of 2008, room revenue at Wynn Las Vegas, including Encore at Wynn Las Vegas, declined by 14% as our occupancy percentage declined 14.6% and the average daily rate declined 6%, all compared to the fourth quarter of 2007. Room rates have continued to decline as the economic slowdown reduces demand for our product.

The table below sets forth key operating measures related to room revenue for Wynn Macau and Wynn Las Vegas, including Encore at Wynn Las Vegas.

	Year Ended December 31,
	2008	2007
Average Daily Rate
Las Vegas	$288	$300
Macau	275	251
Occupancy
Las Vegas	91.8%	96.0%
Macau	87.3%	88.8%
REVPAR
Las Vegas	$265	$288
Macau	240	223

Other non-casino revenues for the year ended December 31, 2008 included food and beverage revenues of approximately $358.7 million, retail revenues of approximately $147.9 million, entertainment revenues of approximately $66.2 million, and other revenues from outlets such as the spa and salon, of approximately $56 million. Other non-gaming revenues for the year ended December 31, 2007 included food and beverage revenues of approximately $354 million, retail revenues of approximately $123.4 million, entertainment revenues of approximately $64.5 million, and other revenues from outlets, including the spa and salon, of approximately $57.3 million. The increase in food and beverage revenues and retail revenues were primarily driven by our Macau operations and to a lesser extent 10 days of operations of Encore at Wynn Las Vegas, offset by decreases at Wynn Las Vegas due to the economic factors noted earlier. General growth in the Macau market and our expansion, which opened in December 2007 (including additional retail outlets), were primarily responsible for the increases. As noted earlier, we do not expect this growth to continue in the general Macau market due to the slowdown in the global economy, visa restrictions and increased casino and hotel capacity recently introduced or expected to be introduced in the near future to the market. Entertainment revenues increased approximately $10.9 million from Le Rêve at Wynn Las Vegas, offset by a decrease of $9.2 million due to the closure of Spamalot in mid-July 2008. Together with the producers, we elected to end Spamalot’s run at Wynn Las Vegas in July 2008 pursuant to the terms of our contract. We have renovated the theater and on February 10, 2009, it reopened as the Encore Theater featuring Danny Gans.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2008, departmental expenses included casino expenses of $1,491 million, rooms expenses of $78.2 million, food and beverage expenses of $207.3 million, and entertainment, retail and other expenses of $161.9 million. Also included are general and administrative expenses of approximately $319.3 million and approximately $49.4 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2007, departmental expenses included casino expenses of $1,168.1 million, room expenses of $83.2 million, food and beverage expenses of $212.6 million, entertainment, retail and other expenses of $161.1 million, general and administrative expenses of approximately $310.8 million and approximately $36.1 million charged as a provision for doubtful accounts receivable. Casino expenses have increased over the prior year primarily related to the increased revenue at Wynn Macau as noted above, including the 39 percent gross win tax on casino revenues. General and administrative expenses have increased primarily related to the opening of our expansion of Wynn Macau in December 2007, offset by a decrease in employee bonuses in Las Vegas. The provision for doubtful accounts increased during the year ended December 31, 2008 compared to 2007, primarily due to an increase in reserves established in light of the current global economic uncertainty.

Pre-opening costs

Pre-opening costs for the year ended December 31, 2008 were $72.4 million compared to $7.1 million for the year ended December 30, 2007. Pre-opening costs incurred during the year ended December 31, 2008 related to Encore at Wynn Las Vegas. Pre-opening costs related to Encore at Wynn Las Vegas ceased once it opened on December 22, 2008.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2008 was $262.8 million, an increase of $42.9 million when compared to the year ended December 31, 2007, primarily due to (i) depreciation expense associated with the opening of the expansion of Wynn Macau, a portion of which opened in September 2007, and the remainder which opened in December 2007; (ii) shortened estimated lives, beginning in March 2008, of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas based on a planned room renovation; and (iii) the opening of Encore at Wynn Las Vegas. In light of current economic conditions, the room renovation at Wynn Las Vegas has been postponed.

During the construction of our properties, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once these properties opened, their assets were placed into service and we began recognizing the associated depreciation expense. Depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful lives of our property and equipment, intangibles and other assets and adjust them when warranted.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to Wynn Las Vegas and Encore at Wynn Las Vegas.

Property charges and other

Based upon our evaluation of our completed properties and the reactions of our guests, we have made and continue to make enhancements and refinements to our properties. Costs relating to assets retired or abandoned as a result of these enhancements and remodel efforts are expensed as property charges. Property charges and other for the year ended December 31, 2008 were $32.6 million compared to approximately $70.2 million for the year ended December 31, 2007. Property charges and other for the year ended December 31, 2008 included $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in mid-July 2008. Together with the producers, we elected to end the show’s run at Wynn Las Vegas pursuant to the contract. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. We also incurred a charge of $3.6 million related to the abandonment of certain existing floor space at Wynn Macau to begin construction on a new restaurant. The remaining property charges were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

Property charges and other for the year ended December 31, 2007 included the following charges at Wynn Macau: (a) a $10 million charge for the abandonment of our parking garage to make way for Encore at Wynn Macau, (b) a $10.2 million charge related to abandonment costs for portions of the main kitchen, warehouse and restaurants to enable the main casino to be connected with the expansion that opened in December 2007, (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion that opened in December 2007, and (d) a $15.5 million charge related to the abandonment of a theater. The remaining property charges were related to renovations to portions of the Le Rêve Theater, the abandonment of a marquee sign and the conversion of two retail outlets and a nightclub at Wynn Las Vegas, as well as the remodeling of certain areas at Wynn Macau. Offsetting these charges for the year ended December 31, 2007 was a gain of $9.4 million on the sale of a company aircraft.

We expect to continue to remodel and make enhancements at our properties.

Other non-operating costs and expenses

Interest income decreased by $25.8 million to $21.5 million for the year ended December 31, 2008 from $47.3 million for the year ended December 31, 2007. This decrease was primarily due to a decrease in interest rates as compared to the prior year. During 2008, the Company’s short-term investment strategy was primarily to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments were primarily in investments in U.S. Treasury Bills with a maturity of three months or less.

Interest expense was $172.7 million, net of capitalized interest of $87.4 million, for the year ended December 31, 2008, compared to $143.8 million, net of capitalized interest of $44.6 million, for the year ended December 31, 2007. Interest expense increased approximately $43.4 million due to borrowings under the $1 billion Wynn Resorts term loan facility drawn in late 2007, approximately $24.1 million related to the additional $400 million Wynn Las Vegas first mortgage notes issued in November 2007 and approximately $12 million net on borrowings from our Wynn Las Vegas, Wynn Macau and other credit facilities. These increases were offset by approximately $7.8 million less interest expense due to the conversion of the Debentures in July 2007 and an increase of $42.8 million in capitalized interest related to our construction activities. In future periods, interest expense will increase significantly as we no longer capitalize such costs related to Encore at Wynn Las Vegas.

Our interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities in the accompanying Consolidated Balance Sheets. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a net expense of approximately $31.5 million for the year ended December 31, 2008 due to the net decrease in the fair value of our interest rate swaps from December 31, 2007 to December 31, 2008. During the year ended December 31, 2007, we recorded a net expense of $6 million due to the net decrease in the fair value of interest rate swaps between December 31, 2006 and December 31, 2007. For further information on our interest rate swaps, see Item 7A – “Quantitative and Qualitative Disclosures about Market Risk.”

In November 2008, the Company purchased $625 million principal amount of its outstanding loans under the $1 billion Wynn Resorts term loan facility at a discounted price of 95.375%. This resulted in the retirement of $625 million of principal for a payment of $596.1 million. In connection with this transaction, we recorded a gain of $22.3 million on early retirement of debt, net of the write-off of unamortized debt issue costs and fees.

Other represents the loss recognized in connection with foreign currency remeasurements of assets and liabilities in Macau that are not denominated in the local currency.

Income Taxes

During the year ended December 31, 2008, we recorded a current tax provision of $1.9 million and a deferred tax benefit of $62.8 million.

During the year ended December 31, 2008, the Company completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, the Company recognized tax benefits of $721.6 million (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. Of the $721.6 million, $650.6 was used to offset 2008 U.S. income tax expense incurred as a result of the repatriation of Wynn Macau earnings and $71.0 million (net of valuation allowance) is recorded as deferred tax asset. As of December 31, 2008, the Company has no earnings in foreign subsidiaries that are considered permanently invested.

Our effective tax rate/(benefit) for the year ended December 31, 2008, was (40.8%). This rate was 75.8 percentage points lower than the U.S. Federal rate of 35%, primarily due to the repatriation of foreign earnings and related foreign tax credits, a domestic operating loss, and the tax holiday applicable to the earnings of Wynn Macau, S.A..

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $27.7 million in such taxes for the year ended December 31, 2008. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies (at a rate equal to 39%) in accordance with its concession agreement.

Financial results for the year ended December 31, 2007 compared to financial results for the year ended December 31, 2006.

Revenues

Net revenues for the year ended December 31, 2007 were comprised of $1,949.9 million in casino revenues (72.6% of total net revenues) and $737.6 million of net non-casino revenues (27.4% of total net revenues). Net revenues for the year ended December 31, 2006 were comprised of $800.6 million in casino revenues (55.9% of total net revenues) and $631.7 million of net non-casino revenues (44.1% of total net revenues). The quality of our resorts’ non-casino amenities, combined with providing guests an unparalleled total resort experience, has driven a premium in our properties’ ADR as well as increased the length of casino play, but the majority of revenue from Wynn Macau continues to be generated in the casino segment.

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

For the year ended December 31, 2007, room revenues were approximately $339.4 million, which represents a $56.3 million (or 19.9%) increase over the $283.1 million generated in the year ended December 31, 2006. Wynn Macau generated $38.8 million of this increase in room revenue during the year ended December 31, 2007, its first full year of operations. The table below sets forth key operating measures related to room revenue.

	Year Ended December 31,
	2007	2006
Average Daily Rate
Wynn Las Vegas	$300	$287
Wynn Macau	251	238
Occupancy
Wynn Las Vegas	96.0%	94.4%
Wynn Macau	88.8%	80.6%
REVPAR
Wynn Las Vegas	$288	$271
Wynn Macau	223	192

Other non-casino revenues for the year ended December 31, 2007 included food and beverage revenues of approximately $354 million, retail revenues of approximately $123.4 million, entertainment revenues of approximately $64.5 million, and other revenues from outlets such as the spa and salon, of approximately $57.3 million. Other non-casino revenues for the year ended December 31, 2006 included food and beverage revenues of approximately $309.8 million, retail revenues of approximately $86.9 million, entertainment revenues of approximately $66.3 million, and other revenues from outlets, including the spa and salon, of approximately $52 million. The full year of operations at Wynn Macau during 2007 compared to only 117 days in 2006 was the primary contributor to the increase in the food and beverage, retail and other revenues. Entertainment revenues decreased slightly due to the closure of the Le Réve theater during March 2007 for renovations.

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

During the construction of Wynn Las Vegas and Wynn Macau, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once these properties opened, their assets were placed into service and we began recognizing the associated depreciation expense. The depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful lives of our property and equipment, intangibles and other assets. When circumstances require a revision to those estimates of useful life, we adjust them accordingly.

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

Property charges and other

In response to our evaluation of the completed Wynn Las Vegas and Wynn Macau properties and the reactions of our guests, we have made and continue to make enhancements and refinements to our properties. Costs relating to assets retired or abandoned as a result of these enhancements and remodel efforts for the year ended December 31, 2007 of $70.2 million have been expensed as property charges. Property charges and other for the year ended December 31, 2007 included the following charges at Wynn Macau: (a) a $10 million charge for the abandonment of our parking garage to make way for Encore at Wynn Macau, (b) a $10.2 million charge related to abandonment costs for portions of the main kitchen, warehouse and restaurants to enable the main casino to be connected with the expansion that opened in December 2007, (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion that opened in December 2007, and (d) a $15.5 million charge related to the abandonment of a theater. The remaining property charges were related to renovations to portions of the Le Rêve Theater, the abandonment of a marquee sign and the conversion of two retail outlets and a nightclub at Wynn Las Vegas, as well as the remodeling of certain areas at Wynn Macau. Offsetting these charges for the year ended December 31, 2007 is a gain of $9.4 million on the sale of a company aircraft.

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

Other non-operating costs and expenses

Interest income increased by $0.2 million to $47.3 million for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest expense was $143.8 million, net of capitalized interest of $44.6 million, for the year ended December 31, 2007 compared to $148 million, net of capitalized interest of $29.5 million, for the year ended December 31, 2006. Total interest cost increased approximately $10.7 million due to our $1 billion Wynn Resorts term loan facility, approximately $4.4 million related to the additional $400 million Wynn Las Vegas first mortgage notes issued in November 2007 and approximately $2.0 million related to borrowings under our existing credit facilities and other debt. These increases were offset by approximately $6.2 million less interest due to the conversion of the Debentures in July 2007, as well as an increase of $15.1 million in capitalized interest related to our construction activities.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $6 million for the year ended December 31, 2007 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2006 to December 31, 2007. During the year ended December 31, 2006 we recorded a gain of $1.2 million resulting from the increase in the fair value of interest rate swaps between December 31, 2005 and December 31, 2006. For further information on our interest rate swaps, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

Gain on sale of subconcession right

On March 4, 2006, we entered into an agreement with Publishing & Broadcasting, Ltd. (PBL) pursuant to which we agreed to sell to PBL for $900 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to operate casinos in Macau.

On September 8, 2006, the government of Macau approved the subconcession and on September 11, 2006, PBL paid $900 million in cash to Wynn Macau, S.A. for the subconcession right. As a result of the sale and the subconcession awarded to PBL by the government of Macau, we have no continuing rights or obligations with respect to the subconcession. All rights and obligations under the subconcession are between PBL and the government of Macau. The proceeds from this sale, net of related costs, are recorded as gain on sale of subconcession right, net in our Consolidated Statement of Income for the year ended December 31, 2006.

Income taxes

Our effective tax rate of 21.1% was lower than the U.S. Federal rate of 35% primarily due to the portion of Macau earnings that we consider permanently invested abroad, the lower tax rates applicable to our foreign income, and the tax holiday applicable to the earnings of Wynn Macau S.A. as described below.

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

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided from operations for the year ended December 31, 2008 was $523.2 million compared to $659.2 million provided by operations for the year ended December 31, 2007.

Capital Resources

We require a certain amount of cash on hand for operations. At December 31, 2008, we had approximately $1.1 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes, enhancements to our properties, funding the remaining construction and retention payables related to Encore at Wynn Las Vegas (approximately $202 million) and to support the development and construction costs of Encore at Wynn Macau. Approximately $662.3 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. In addition, as of December 31, 2008, we had availability under our Wynn Macau Senior Revolving Credit Facility of $500 million. On February 4, 2009, we borrowed this remaining availability of $500 million under the Wynn Macau Senior Revolving Credit Facility and increased our cash balances accordingly. Except for scheduled quarterly payments on two notes payable, we have no outstanding debt maturities until June 2010. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2009. However, due to the negative business trends discussed herein, our Las Vegas and Wynn Macau cash flows from operations may continue to significantly decrease which may require additional financing. We cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include investments in U.S. Treasury Bills and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $1.3 billion for the year ended December 31, 2008 and related primarily to the construction of Encore at Wynn Las Vegas and Encore at Wynn Macau.

Encore at Wynn Las Vegas

On April 28, 2006, we commenced construction on Encore at Wynn Las Vegas which opened on December 22, 2008. Total costs of the project did not exceed our project budget of approximately $2.3 billion for Encore at Wynn Las Vegas and related capital improvements. The project has been funded with proceeds from our Wynn Las Vegas Credit Facilities and operating cash flow from Wynn Las Vegas. To the extent additional funds are required to pay the remaining construction and retention payables or other needs, we anticipate that we will fund these amounts by additional equity contributions to Wynn Las Vegas, LLC. Subsequent to December 31, 2008, Wynn Resorts made $100 million of such contributions.

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau is a second hotel tower for Wynn Macau situated on top of a new low-rise podium. We expect Encore at Wynn Macau to open in 2010.

Design of the project continues to progress and current construction activities as of February 2009 include the following:

•	The tower portion of the low-rise podium is under construction and the tower has reached the 41st floor;

•	Exterior glass installation has reached the 20th floor;

•	Interior fit-out has commenced;

•	The basement structure has been completed; and

•	The central plant (located on the roof of Wynn Macau) is complete.

In July 2007, Wynn Macau S.A. issued a notice to proceed and on November 8, 2007, executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau.

We expect total development and construction costs to be approximately $700 million for Encore at Wynn Macau. We anticipate that the project budget will be funded from our cash flow from operations at Wynn Macau and funds drawn on February 4, 2009 from our Wynn Macau Senior Revolving Credit Facilities.

As of December 31, 2008, we had incurred approximately $202 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Wynn Resorts, Limited

On June 6, 2007, our Board of Directors authorized an equity repurchase program of up to $1.2 billion. On July 10, 2008, our Board of Directors authorized an increase of $500 million to the previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. During the year ended December 31, 2008, we repurchased 10,915,633 shares at a net cost of $940.1 million. As of December 31, 2008, we had repurchased a total of 12,804,954 shares of our common stock for a net cost of $1.1 billion under the program.

Restricted cash decreased approximately $500 million during the year ended December 31, 2008, as such cash was used to purchase shares of our stock as discussed above.

On June 21, 2007, we entered into a $1 billion term loan facility (the “Term Loan”). The Term Loan was available to fund (a) our equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes. All amounts under this facility were borrowed as of December 31, 2007 and no additional amounts are available. On November 26, 2008, we purchased $625 million of the loans at a discounted price of 95.375%, resulting in the retirement of $625 million of principal at a cost of $596.1 million. The remaining $375 million will mature and be payable on June 21, 2010.

At our election, the Term Loan accrues interest at either LIBOR or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus  1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if our net liquidity is equal to or greater than $400 million and 2.50%

for LIBOR loans and 1.25% for Base Rate loans, if our net liquidity is less than $400 million. For borrowings under the Term Loan, we have historically elected interest at LIBOR plus a margin of 2.25% on the outstanding balance.

On November 18, 2008, we completed a secondary common stock offering of 8 million shares resulting in net proceeds of $344.3 million. These funds were included in our cash and cash equivalents as of December 31, 2008.

Wynn Las Vegas and Encore at Wynn Las Vegas

As of December 31, 2008, our Wynn Las Vegas credit facilities consist of a $900 million revolving credit facility (the “Wynn Las Vegas Revolver”) and $225 million term loan facility (the “Wynn Las Vegas Term Loan”) (together, the “Wynn Las Vegas Credit Facilities”). For borrowings under the Wynn Las Vegas Term Loan we have historically elected Eurodollar loans which bear interest at the 1-month LIBOR and include a margin of 1.875% on that outstanding balance. We had a $200 million notional amount interest rate swap to essentially fix the interest on $200 million of the Wynn Las Vegas Term Loan at the rate of 5.7% per annum that expired in December 2008. (For further information, see Item 7A. “Quantitative and Qualitative Discussions about Market Risk”.)

During the year ended December 31, 2008, we borrowed $879.5 million under the Wynn Las Vegas Revolver. We also have $20.1 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, as of December 31, 2008, approximately $0.4 million remained available under the Wynn Las Vegas Revolver for future borrowings. For borrowings under the Wynn Las Vegas Revolver, we have historically elected Eurodollar loans, which bear interest at the 1-month LIBOR and currently include a margin of 1.625% on the outstanding balance. Beginning June 30, 2009, the margin will fluctuate between a range of 1 to 1.75%, depending on our leverage ratio. In addition to interest, we also pay quarterly in arrears, an annual rate of 0.375% on the daily average of unborrowed availability. Beginning June 30, 2009, the annual fee that we will be required to pay for unborrowed availability is based on our leverage ratio and will range from an annual rate of 0.25% to 0.50%.

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

On September 17, 2008, Wynn Las Vegas entered into a third amendment to its Amended and Restated Credit Agreement dated as of August 15, 2006, as amended April 9, 2007 and as further amended October 31, 2007. This amendment, among other things, provides Wynn Las Vegas with additional flexibility with respect to its financial covenants and related financial calculations.

The Wynn Las Vegas Credit Facilities contain customary covenants restricting our activities including, but not limited to: the ability to sell assets, make capital expenditures, enter into capital leases, make loans or other investments and incur additional indebtedness. In addition, we were required by the financial covenants to maintain a Consolidated Leverage Ratio, as defined, not greater than 5.00 to 1 as of December 31, 2008, and Consolidated Interest Coverage Ratio, as defined, not less than 1.40 to 1. Management believes that we were in compliance with all covenants at December 31, 2008. The Consolidated Leverage Ratio is 5.00 to 1, 8.25 to 1, 7.75 to 1 and 7.50 to 1 for each of the reporting periods ending March 31, 2009, June 30, 2009, September 30,

2009 and December 31, 2009, respectively. The Consolidated Interest Coverage Ratio is 1.35 to 1 for the reporting period ending March 31, 2008, and then increases to 1.75 to 1 for the reporting periods ending June 30, 2009 and September 30, 2009, and 2.00 to 1 for the reporting period ending December 31, 2009.

Wynn Macau and Encore at Wynn Macau

On June 27, 2007, Wynn Resorts (Macau) S.A., amended its credit facility, dated September 14, 2005 (“Amended Common Terms Agreement”), and entered into other related amendments and agreements with a syndicate of lenders. The Amended Common Terms Agreement and related agreements took effect on June 29, 2007 and expanded availability under Wynn Macau, S.A.’s existing senior bank facility from $764 million to $1.550 billion, in a combination of Hong Kong and U.S. dollars, including a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement.

During the year ended December 31, 2008, we borrowed approximately $500 million under the Wynn Macau Revolver which left remaining availability of $500 million. We borrowed this remaining availability of $500 million on February 4, 2009, which was added to our cash balances.

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

The Wynn Macau Credit Facilities contain customary covenants restricting our activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, we were required by the financial covenants to maintain a Leverage Ratio, as defined, not greater than 4.75 to 1 as of December 31, 2008, and Interest Coverage Ratio, as defined, not less than 2.00 to 1. Management believes that we were in compliance with all covenants at December 31, 2008. The Leverage Ratio increases to not greater than 5.00 to 1 for all reporting periods in 2009.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2008, we had outstanding letters of credit totaling $20.1 million.

Contractual Obligation and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2008 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations[1]	$2.7	$1,336.0	$1,042.9	$1,921.1	$4,302.7
Fixed interest payments	112.6	225.3	225.3	103.2	666.4
Estimated variable interest payments [2]	86.9	118.7	40.4	5.8	251.8
Operating leases	12.4	9.4	1.6	3.1	26.5
Construction contracts and commitments	243.2	6.9	—	—	250.1
Employment agreements	44.4	47.8	10.1	22.2	124.5
Other [3]	89.9	78.3	33.5	136.7	338.4

Total commitments	$592.1	$1,822.4	$1,353.8	$2,192.1	$5,960.4

[1]	On February 4, 2009 we borrowed the remaining availability of $500 million under the Wynn Macau Revolver. The Wynn Macau Revolver matures in June 2012.

[2]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2008. Such rates are at historical lows as of December 31, 2008 and have been very volatile in recent months. Actual rates will vary.

[3]	Other includes open purchase orders, commitments for aircraft purchases, land concession and fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8 “Financial Statements”, Note 17 “Income Taxes”, of this report, we adopted the provisions of FIN 48, on January 1, 2007. We had $120.8 million of unrecognized tax benefits as of December 31, 2008. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2008.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict the ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and loan proceeds. Further, the $1 billion Term Loan places various restrictions on the ability to pay dividends.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow and to the extent additional funds are required, with additional contributions from Wynn Resorts or additional indebtedness to be incurred by Wynn Las Vegas, LLC. We cannot assure you that Wynn Las Vegas, LLC will generate sufficient cash flow from operations or that future contributions from Wynn Resorts or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness or to fund its other liquidity needs. We expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash and operating cash flow. However, we cannot assure you that such operating cash flows and existing cash will be sufficient to do so. We may seek to refinance all or a portion of our indebtedness on or before maturity. Continued volatility in the capital markets may affect our ability to refinance debt or access those markets for additional borrowings or may increase costs associated with borrowing funds. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by our Board of Directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and would increase our leverage ratio.

Credit Rating

As of February 26, 2009, the Company had a rating of “BB” with a “negative” outlook by Standard & Poors and a rating of “Ba3” with a “negative” outlook by Moody’s Investors Service. For future borrowings, any decrease in our corporate rating could result in an increase in borrowing costs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of our properties, significant start-up costs are incurred and charged to pre-opening costs through their respective openings. Once our properties open, expenses associated with the opening of the resorts are no longer charged as pre-opening costs. Start-up costs relating to Encore at Wynn Macau will be charged to pre-opening costs until it is completed and opened.

During the construction and development stage, direct costs such as those incurred for the design and construction of our properties, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are placed in service. Upon the opening of our properties, we began recognizing depreciation expense on the resort’s fixed assets.

The remaining estimated useful lives of assets are periodically reviewed.

Our leasehold interest in land in Macau under the land concession contract entered into in June 2004 is being amortized over 25 years, to the initial term of the concession contract, which currently terminates in June 2029. Depreciation on a majority of the assets comprising Wynn Macau commenced in September of 2006, when Wynn Macau opened. The maximum useful life of assets at Wynn Macau is deemed to be the remaining life of the gaming concession, which currently expires in June 2022. Consequently, depreciation related to Wynn Macau will generally be charged over shorter periods when compared to Wynn Las Vegas.

Costs of repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income or loss.

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at Wynn Las Vegas. While offered, the issuance of credit at Wynn Macau is less significant when compared to Wynn Las Vegas. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers issued at Wynn Las Vegas are generally legally enforceable instruments in the United States, and United States assets of foreign customers may be used to satisfy judgments entered in the United States.

The enforceability of markers and other forms of credit related to gaming debt outside of the United States varies from country to country. Some foreign countries do not recognize the enforceability of gaming related debt, or make enforcement burdensome. We closely consider the likelihood and difficulty of enforceability, among other factors, when issuing credit to customers who are not residents of the United States. In addition to our internal credit and collection departments, located in both Las Vegas and Macau, we have a network of legal, accounting and collection professionals to assist us in our determinations regarding enforceability and our overall collection efforts.

As of December 31, 2008 and December 31, 2007, approximately 78% and 65% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectibility of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions.

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	December 31, 2008	December 31, 2007
Casino accounts receivable	$200,115	$216,166
Allowance for doubtful casino accounts receivable	101,880	$65,647
Allowance as a percentage of casino accounts receivable	50.9%	30.4%
Percentage of casino accounts receivable outstanding over 180 days	30.7%	19.0%

The increase in the allowance for doubtful accounts as a percentage of casino accounts receivable is due to a change in our reserve estimates effective September 2008, as a result of the current global economic uncertainty. Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by our employees regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau. As of December 31, 2008 and December 31, 2007, approximately 29% and 25% respectively, of our outstanding casino account receivable balance originated at Wynn Macau.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts expense may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as we become aware of additional information about a customer or changes in a region’s economy or legal system.

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income, as applicable. As of December 31, 2008, changes in the swap fair values are being recorded in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

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

Significant Judgmental Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as it believes necessary.

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

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During our development stage, we accumulated significant net operating losses, which generated significant deferred tax assets. Because of our limited operating history, we previously fully reserved these net deferred tax assets. On September 11, 2006, we recorded a gain of $899.4 million on the sale of the subconcession right. Accordingly we determined that a substantial portion of our net deferred tax assets had become more likely than not realizable as defined by SFAS No. 109.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which we adopted on January 1, 2007. The Interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, our income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5.

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

The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, the tax position must be derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2008, 2007 and 2006, we recognized no amounts for interest or penalties.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, during 2008 we were exempted from the payment of approximately $27.7 million in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We partially adopted the provisions of SFAS 157 effective January 1, 2008 and expect to adopt the remaining provisions of SFAS 157 on January 1, 2009. The partial adoption of this statement did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. We are currently evaluating the impact of this FSP, but do not expect it to have a material impact on our consolidated results of operations or financial position.

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

Interest Rate Risks

One of our primary exposures to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. We cannot assure you that these risk management strategies have had the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2008 of our expected long-term indebtedness. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2008, such rates were at historic lows and have been very volatile in recent months. Actual rates will vary. The one-month LIBOR and HIBOR rates at December 31, 2008 of 0.436% and 0.299%, respectively were used for all variable rate calculations in the table below. The information is presented in U.S. dollar equivalents.

	As of December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	—	$1,700.0	$1,700.0
Average interest rate	—	—	—	—	—	6.6%	6.6%
Variable rate	$2.7	$378.6	$957.4	$785.3	$257.7	$221.0	$2,602.7
Average interest rate	1.6%	2.7%	2.1%	2.1%	2.2%	2.1%	2.2%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We account for these swaps under SFAS No. 133 and its related interpretations.

Wynn Resorts

On February 1, 2008, we entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the $1 billion Term Loan, which bears interest at LIBOR plus 2.25%. Pursuant to the terms of this interest rate swap, we paid a fixed rate of 2.836% on the $1 billion notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.09%. On December 8, 2008, we modified the terms of this swap so that the current notional amount is $375 million, which matches the current debt outstanding. Pursuant to the amendment, we now pay a fixed rate of 3.95% which fixes the interest rate at approximately 6.2%. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/decrease in swap fair value in our Consolidated Statements of Income as the swap does not qualify for hedge accounting. This swap matures in June 2010.

Wynn Las Vegas

On December 31, 2008, our interest rate swap at Wynn Las Vegas matured. This interest rate swap arrangement was intended to hedge the underlying interest rate risk on a total of $200 million of borrowings under the Wynn Las Vegas Term Loan, which bears interest at LIBOR plus 1.875%. Under this interest rate swap arrangement, we received payments at a variable rate of LIBOR and paid a fixed rate of 3.793% on the $200 million notional amount. Although this interest rate swap was highly effective economically in fixing the interest rate on borrowings under the Wynn Las Vegas Term Loan at approximately 5.7%, changes in the fair value of our interest rate swap for each reporting period was recorded as an increase/decrease in swap fair value in our Consolidated Statements of Income, as the swap did not qualify for hedge accounting.

Wynn Macau

As of December 31, 2008, we had two interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The term of both swap agreements is from August 2008 through August 2011.

These interest rate swaps fix the interest rates on the current U.S. dollar and Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.382% and 5.14%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/decrease in swap fair value in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical asset or liability fair values as of December 31, 2008 and 2007, of our interest rate swap arrangements (amounts in thousands):

	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
Asset / (liability) fair value at:
December 31, 2008	$(15,334)	$—	$(12,539)	$(27,873)
December 31, 2007	$—	$416	$(3,095)	$(2,679)

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2008 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency:

	Years Ending December 31, Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Average notional amount	$—	$375	$281.7	$—	$—	$—	$656.7
Average pay rate	—	3.95%	3.52%	—	—	—	3.77%
Average receive rate	—	1.06%	1.59%	—	—	—	1.29%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2008, approximately 55% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2008, an assumed 1% change in variable rates would cause our annual interest cost to change by $19.5 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited:

We have audited Wynn Resorts, Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their income and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

February 27, 2009

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,133,904	$1,275,120
Receivables, net	125,196	179,059
Inventories	120,944	73,291
Deferred income taxes	—	24,746
Prepaid expenses and other	31,047	29,775

Total current assets	1,411,091	1,581,991
Restricted cash	—	531,120
Property and equipment, net	5,105,473	3,939,979
Intangibles, net	49,049	60,074
Deferred financing costs	65,877	83,087
Deposits and other assets	106,429	97,531
Investment in unconsolidated affiliates	4,696	5,500

Total assets	$6,742,615	$6,299,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$232,136	$182,718
Current portion of long-term debt	2,685	3,273
Current portion of land concession obligation	6,068	5,738
Income taxes payable	1,283	138
Accrued interest	21,485	12,478
Accrued compensation and benefits	85,803	93,097
Gaming taxes payable	66,954	75,014
Other accrued expenses	15,820	18,367
Customer deposits and other liabilities	209,906	177,605
Construction retention	78,599	16,755
Deferred income taxes	3,036	—

Total current liabilities	723,775	585,183
Long-term debt	4,290,424	3,533,339
Other long-term liabilities	124,511	39,335
Long-term land concession obligation	—	6,029
Deferred income taxes	4,433	152,953
Construction retention	6,950	34,284

Total liabilities	5,150,093	4,351,123

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 124,817,994 and 116,259,411 shares issued; 112,013,040 and 114,370,090 shares outstanding	1,248	1,162
Treasury stock, at cost; 12,804,954 and 1,889,321 shares	(1,119,407)	(179,277)
Additional paid-in capital	2,640,667	2,273,078
Accumulated other comprehensive income (loss)	2,614	(2,905)
Retained earnings (deficit)	67,400	(143,899)

Total stockholders’ equity	1,592,522	1,948,159

Total liabilities and stockholders’ equity	$6,742,615	$6,299,282

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Operating revenues:
Casino	$2,261,932	$1,949,870	$800,591
Rooms	326,655	339,391	283,084
Food and beverage	358,715	353,983	309,771
Entertainment, retail and other	270,065	245,201	205,213

Gross revenues	3,217,367	2,888,445	1,598,659
Less: promotional allowances	(230,043)	(200,926)	(166,402)

Net revenues	2,987,324	2,687,519	1,432,257

Operating costs and expenses:
Casino	1,490,927	1,168,119	439,902
Rooms	78,238	83,237	73,878
Food and beverage	207,281	212,622	194,403
Entertainment, retail and other	161,862	161,087	134,530
General and administrative	319,303	310,820	231,515
Provision for doubtful accounts	49,405	36,109	21,163
Pre-opening costs	72,375	7,063	62,726
Depreciation and amortization	262,848	219,923	175,464
Contract termination fee	—	—	5,000
Property charges and other	32,584	60,857	25,060

Total operating costs and expenses	2,674,823	2,259,837	1,363,641
Equity in income from unconsolidated affiliates	1,353	1,721	2,283

Operating income	313,854	429,403	70,899

Other income (expense):
Interest income	21,517	47,259	47,010
Interest expense, net of capitalized interest	(172,693)	(143,777)	(148,017)
Distribution to convertible debenture holders	—	—	(58,477)
Increase (decrease) in swap fair value	(31,485)	(6,001)	1,196
Gain on sale of subconcession right, net	—	—	899,409
Gain (loss) from extinguishment of debt	22,347	(157)	(12,533)
Other	(4,257)	506	(258)

Other income (expense), net	(164,571)	(102,170)	728,330

Income before income taxes	149,283	327,233	799,229
Benefit (provision) for income taxes	60,923	(69,085)	(170,501)

Net Income	$210,206	$258,148	$628,728

Basic and diluted income per common share:
Net income:
Basic	$1.94	$2.43	$6.29
Diluted	$1.92	$2.34	$6.24
Weighted average common shares outstanding:
Basic	108,408	106,030	99,998
Diluted	109,441	112,685	111,627

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Treasury stock	Additional paid-in capital	Deferred compensation - restricted stock	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity
	Shares outstanding	Par value
Balances, January 1, 2006	99,331,294	$993	—	$1,972,847	$(15,784)	—	$(395,161)	$1,562,895
Net income	—	—	—	—	—	—	628,728	628,728
Currency translation adjustment	—	—	—	—	—	(94)	—	(94)

Comprehensive income								628,634
Reclassification of deferred compensation	—	—	—	(15,784)	15,784	—	—	—
Issuance of restricted stock	337,500	3	—	(3)	—	—	—	—
Exercise of stock options	1,093,375	11	—	21,779	—	—	—	21,790
Stock-based compensation	—	—	—	18,065	—	—	—	18,065
Conversion of 6% subordinated convertible debentures	1,124,862	11	—	25,504	—	—	—	25,515
Cash distribution	—	—	—	—	—	—	(611,314)	(611,314)

Balances, December 31, 2006	101,887,031	1,018	—	2,022,408	—	(94)	(377,747)	1,645,585
Net income	—	—	—	—	—	—	258,148	258,148
Currency translation adjustment	—	—	—	—	—	(2,811)	—	(2,811)

Comprehensive income								255,337
Exercise of stock options	270,700	3	—	9,177	—	—	—	9,180
Issuance of restricted stock	56,500	1	—	(1)	—	—	—	—
Cancellation of restricted stock	(12,000)	—	—	—	—	—	—	—
Purchase of treasury stock	(1,889,321)	—	(179,277)	—	—	—	—	(179,277)
Issuance of common stock	4,312,500	43	—	663,894	—	—	—	663,937
Cash Distribution	—	—	—	(663,894)	—	—	(22,255)	(686,149)
Stock-based compensation	—	—	—	19,336	—	—	—	19,336
Conversion of 6% convertible debentures	9,744,680	97	—	222,158	—	—	—	222,255
Uncertain tax positions	—	—	—	—	—	—	(2,045)	(2,045)

Balances, December 31, 2007	114,370,090	1,162	(179,277)	2,273,078	—	(2,905)	(143,899)	1,948,159
Net income	—	—	—	—	—	—	210,206	210,206
Currency translation adjustment	—	—	—	—	—	5,519	—	5,519

Comprehensive income								215,725
Exercise of stock options	94,583	1	—	2,781	—	—	—	2,782
Issuance of restricted stock	560,000	6	—	(6)	—	—	—	—
Cancellation of restricted stock	(96,000)	(1)	—	1	—	—	—	—
Purchase of treasury stock	(10,915,633)	—	(940,130)	—	—	—	—	(940,130)
Forfeited cash distribution upon cancellation of restricted stock	—	—	—	—	—	—	1,093	1,093
Issuance of common stock	8,000,000	80	—	343,905	—	—	—	343,985
Stock-based compensation	—	—	—	20,908	—	—	—	20,908

Balances, December 31, 2008	112,013,040	$1,248	$(1,119,407)	$2,640,667	$—	$2,614	$67,400	$1,592,522

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$210,206	$258,148	$628,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,848	219,923	175,464
Deferred income taxes	(62,822)	68,152	170,321
Stock-based compensation	20,328	18,527	16,712
Amortization and writeoffs of deferred financing costs, and other	21,951	19,318	23,419
(Gain) loss on extinguishment of debt	(22,347)	157	11,316
Provision for doubtful accounts	49,405	36,109	21,163
Property charges and other	32,584	60,857	25,060
Equity in income of unconsolidated affiliates, net of distributions	804	481	(911)
Decrease (increase) in swap fair value	31,485	6,001	(1,196)
Gain on sale of subconcession right	—	—	(899,409)
Increase (decrease) in cash from changes in:
Receivables, net	4,621	(75,029)	(72,927)
Inventories and prepaid expenses and other	(49,417)	(7,565)	(21,261)
Accounts payable and accrued expenses	23,537	54,093	164,287

Net cash provided by operating activities	523,183	659,172	240,766

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(1,333,182)	(1,007,370)	(643,360)
Restricted cash	31,052	206,334	205,216
Purchase of other assets and intangibles	(43,589)	(43,216)	(59,456)
Proceeds from sale of subconcession right, net	—	—	899,409
Proceeds from sale of equipment	6,720	21,581	—

Net cash provided by (used in) investing activities	(1,338,999)	(822,671)	401,809

Cash flows from financing activities:
Proceeds from exercise of stock options	2,782	9,180	21,790
Proceeds from issuance of common stock	344,250	664,125	—
Cash distributions	—	(683,299)	(608,299)
Proceeds from issuance of long-term debt	1,379,968	1,672,987	746,948
Principal payments on long-term debt	(600,260)	(297,321)	(440,929)
Cash restricted for stock repurchases	500,068	(500,068)	—
Purchase of treasury stock	(940,130)	(179,277)	—
Interest rate swap transactions	(6,300)	—	6,605
Payments on long-term land concession obligation	(5,751)	(7,411)	(9,000)
Payment of deferred financing costs and other	(7,055)	(27,045)	(4,572)

Net cash provided by (used in) financing activities	667,572	651,871	(287,457)

Effect of exchange rate on cash	7,028	(2,659)	—

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(141,216)	485,713	355,118
Balance, beginning of period	1,275,120	789,407	434,289

Balance, end of period	$1,133,904	$1,275,120	$789,407

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$232,019	$178,072	$133,850
Change in Property and Equipment included in Accounts and Construction Payables	83,683	56,554	9,865
Cash distributions to convertible debenture holders	—	—	58,477
Cash paid for income taxes	695	79,168	180
Stock-based compensation capitalized into construction	580	809	1,353

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

The Company currently owns and operates three casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005, Encore at Wynn Las Vegas, which opened on December 22, 2008, and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing Encore at Wynn Macau which will be fully integrated with Wynn Macau and is expected to open in 2010.

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

Restricted Cash

Restricted cash held at December 31, 2007, consisted primarily of certain proceeds of the Company’s financing activities invested in approved money market funds. The majority of these funds were restricted by agreements governing debt instruments for the purchase of the Company’s common stock and the payment of certain construction and development costs relating to Encore at Wynn Las Vegas.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of markers to approved casino customers following investigations of creditworthiness. At December 31, 2008 and 2007, approximately 78%

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 65%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Costs related to improvements are capitalized, while costs of building repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $87.4 million, $44.6 million and $29.5 million was capitalized for the years ended December 31, 2008, 2007 and 2006, respectively.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of water rights acquired as part of the original overall purchase price of the property on which Wynn Las Vegas is located, and trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company’s finite-lived intangible assets consist of a Macau gaming concession and show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Long-lived assets, which are to be held and used, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $17.8 million, $13.2 million and $14.4 million was amortized to interest expense during the years ended December 31, 2008, 2007 and 2006, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income or comprehensive income as applicable. The Company’s current interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in swap fair value in the accompanying Consolidated Statements of Income.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Rooms	$36,155	$31,518	$26,712
Food and beverage	79,828	70,827	61,200
Entertainment, retail and other	10,486	9,827	11,546

	$126,469	$112,172	$99,458

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $31.2 million including $11.1 million in pre-opening related to Encore, $25.8 million and $19.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Pre-Opening Costs

Pre-opening costs consists primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. The Company incurred pre-opening costs in connection with Wynn Macau, prior to its opening on September 6, 2006 and Encore at Wynn Las Vegas, prior to its opening on December 22, 2008, and continues to incur such costs related to Encore at Wynn Macau.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which the Company adopted on January 1, 2007. The Interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result, the Company’s income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5.

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

The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2008, 2007 and 2006, the Company recognized no amounts for interest or penalties.

Currency Translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Gains or losses from foreign currency remeasurements are included in other income/expense in the Consolidated Statements of Income. The results of operations and the balance sheet of Wynn Macau, S.A. are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share." SFAS No. 128 provides for the reporting of “basic”, or undiluted earnings per share (“EPS”), and “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company includes: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) which were all converted into common stock in July 2007.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006 consisted of the following (amounts in thousands):

	2008	2007	2006
Weighted average common shares outstanding (used in calculation of basic earnings per share)	108,408	106,030	99,998
Potential dilution from the assumed exercise of stock options, nonvested stock, and the Debentures	1,033	6,655	11,629

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	109,441	112,685	111,627

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

A total of 880,000 stock options were excluded from the calculation of diluted EPS at December 31, 2008 because including them would have been anti-dilutive.

Share-Based Compensation

In accordance with SFAS 123(R), “Share Based Payment”, the Company recognizes compensation expense on a straight-line basis over the awards vesting period. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period.

Further information on the Company’s share-based compensation arrangements is included in Note 15 “Benefit Plans—Share-Based Compensation”.

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The partial adoption of this statement did not have a material impact the Company’s consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in paragraphs 60 and 61 of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Statement No. 128, Earnings per Share. The FSP will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company is currently evaluating the impact of this FSP, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

Reclassifications

Certain amounts in the consolidated financial statements for 2007 and 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

3.	Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Casino	$200,115	$216,166
Hotel	18,311	19,464
Other	9,589	9,575

	228,015	245,205
Less: allowance for doubtful accounts	(102,819)	(66,146)

	$125,196	$179,059

4.	Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Land and improvements	$707,531	$615,894
Buildings and improvements	3,149,828	1,799,321
Airplanes	77,326	77,326
Furniture, fixtures and equipment	1,556,507	896,060
Leasehold interest in land	67,358	66,983
Construction in progress	221,696	921,747

	5,780,246	4,377,331
Less: accumulated depreciation	(674,773)	(437,352)

	$5,105,473	$3,939,979

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $247.2 million, $204.2 million and $158.4 million, respectively.

As of December 31, 2008, construction in progress primarily includes construction, development, interest and other costs capitalized in conjunction with Encore at Wynn Macau. As of December 31, 2007, such balance primarily includes the costs associated with Encore at Wynn Las Vegas which opened on December 22, 2008.

5.	Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2007	$36,933	$20,789	$6,400	$1,013	$65,135
Additions	—	—	—	286	286
Amortization	(2,384)	(2,963)	—	—	(5,347)

December 31, 2007	34,549	17,826	6,400	1,299	60,074
Additions	—	—	—	35	35
Write offs	—	(6,340)	—	—	(6,340)
Amortization	(2,381)	(2,339)	—	—	(4,720)

December 31, 2008	$32,168	$9,147	$6,400	$1,334	$49,049

The Macau gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be approximately $2.4 million each year from 2009 through 2021, and approximately $1 million in 2022.

Show production rights represent amounts paid to purchase the rights to the “Le Rêve” and “Monty Python’s Spamalot” production shows. During the year ended December 31, 2008, the Company wrote off the show production rights associated with Spamalot as the contract for that show was terminated. The Company expects that amortization of show production rights will be approximately $2.1 million for each of the years 2009 through 2012, and approximately $0.8 million in 2013.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

6.	Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Entertainment production costs	$21,878	$38,986
Base stock	32,511	15,940
Deposits and other	48,290	38,855
Golf memberships	3,750	3,750

	$106,429	$97,531

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $9,561 and $10,816, respectively	$1,690,439	$1,689,184
$1 billion Wynn Resorts Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25% (approximately 2.8% and 7.1% respectively)	375,000	1,000,000
$900 million Wynn Las Vegas Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625% (approximately 2.2%)	879,484	—
$225 million Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 3.1% and 6.9% respectively)	225,000	225,000
$550 million Wynn Macau Senior Term Loan Facilities (as amended June 2007); due June 27, 2014; interest at LIBOR or HIBOR plus 1.75% (approximately 5.3% and 5.5% respectively)	552,561	549,995
$1 billion Wynn Macau Senior Revolving Credit Facility, due June 2012; Interest at LIBOR or HIBOR plus 1.75% (approximately 5.1%)	502,356	—
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25% (approximately 3.0% and 6.5% respectively)	39,550	40,950
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15% (approximately 2.4% and 6.02% respectively)	28,709	31,417
Other	10	66

	4,293,109	3,536,612
Current portion of long-term debt	(2,685)	(3,273)

	$4,290,424	$3,533,339

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

The indenture governing the First Mortgage Notes and the Additional Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The First Mortgage Notes and the Additional Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the First Mortgage Notes and the guarantees thereof are secured by: (1) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC's 100% member's interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore at Wynn Las Vegas; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC.

The obligations of the Issuers and the guarantors under the First Mortgage Notes and the Additional Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

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

The Additional Notes were registered under the Securities Act of 1933 and in May 2008, the Company completed an exchange of the Additional Notes for registered, publicly traded notes that have substantially identical terms as the Additional Notes.

$1 Billion Term Loan Facility

On June 21, 2007, the Company entered into a $1 billion term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility were available in the form of a delayed-draw term loan facility available through December 31, 2007, with the option to increase the facility to $1.25 billion if certain conditions are met. As of December 31, 2007, the Company had borrowed $1 billion under the Term Loan Facility and no additional amounts are available. The Term Loan Facility was available to fund (a) the Company’s equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes. Of the $1 billion drawn at December 31, 2007, $500 million was included as restricted cash in the accompanying Consolidated Balance Sheet as such amount was only to be used to fund the Company’s equity repurchases or repay the loans.

On August 1, 2008, the Company amended the $1 billion Wynn Resorts Term Loan. This amendment allowed Stephen A. Wynn, the Company’s Chairman and Chief Executive Officer, to purchase an interest in the debt. On August 1, 2008, Mr. Wynn advised the Company that he purchased $198,250,000 of the face amount of the outstanding debt under the $1 billion Wynn Term Loan Facility from a third party. On November 13, 2008, the Company further amended the Term Loan Facility to purchase loans outstanding up to $650 million prior to March 31, 2009. On November 26, 2008, the Company purchased $625 million of loans under the Term Loan Facility at a discounted price of 95.375%, resulting in the retirement of $625 million of principal for a payment of $596.1 million. The loans purchased included the interests held by Mr. Wynn. In connection with this transaction, the Company recognized a $22.3 million gain on early retirement of debt, net of the write-off of unamortized debt issue costs and fees. The remaining $375 million will mature and be payable on June 21, 2010.

Loans under the Term Loan Facility accrue interest, at the election of the Company, at either the London Interbank Offer Rate (“LIBOR”) or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 15, 2006, the Company refinanced the above noted credit facilities and entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which increased the Wynn Las Vegas credit facilities from $1 billion to $1.125 billion by increasing the Wynn Las Vegas Revolver from $600 million to $900 million and reducing the Wynn Las Vegas Term Loan from $400 million to $225 million. The $900 million Wynn Las Vegas Revolver and the $225 million Wynn Las Vegas Term Loan are herein referred to as the “Wynn Las Vegas Credit Facilities”. In August 2006, the maturity dates for the Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan were extended to August 15, 2011 and August 15, 2013, respectively. One half of the Wynn Las Vegas Term Loan is due on September 30, 2012 and the remaining half is due August 15, 2013.

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

Beginning June 30, 2009, the applicable borrowing margins for the Wynn Las Vegas Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 1% to 1.75% per annum for Eurodollar Loans and 0% to 0.75% per annum for Base Rate Loans. Wynn Las Vegas, LLC also pays, quarterly in arrears, 0.375% per annum on the daily average of unborrowed availability under the Wynn Las Vegas Revolver. Beginning June 30, 2009, the annual fee Wynn Las Vegas, LLC will be required to pay for unborrowed availability under the Wynn Las Vegas Revolver will be based on Wynn Las Vegas, LLC’s leverage ratio, ranging from 0.25% to 0.50% per annum.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Wynn Las Vegas Credit Facilities are secured by: (1) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC's 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore at Wynn Las Vegas; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and the Additional Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Wynn Las Vegas Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Wynn Las Vegas Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Wynn Las Vegas Credit Facilities at any time without premium or penalty.

The Amended and Restated Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a (i) Consolidated Leverage Ratio, as defined, not greater than 5.00 to 1 as of December 31, 2008, and (ii) Consolidated Interest Coverage Ratio, as defined, not less than 1.40 to 1. Management believes that the Company was in compliance with all covenants at December 31, 2008. The Consolidated Leverage Ratio is 5.00 to 1, 8.25 to 1, 7.75 to 1 and 7.50 to 1 for each of the reporting periods ending March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively. The Consolidated Interest Coverage Ratio is 1.35 to 1 for the reporting period ending March 31, 2009, and then increases to 1.75 to 1 for the reporting periods ending June 30, 2009 and September 30, 2009, and 2.00 to 1 for the reporting period ending December 31, 2009.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 17, 2008, Wynn Las Vegas entered into a third amendment to the Amended and Restated Credit Agreement. This amendment, among other things, provides Wynn Las Vegas with additional flexibility with respect to its financial covenants and related financial calculations.

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

On June 27, 2007, the Company amended the Wynn Macau Credit Facility dated September 2005 and entered into related amendments and agreements with a syndicate of lenders. The amended agreements took effect on June 29, 2007 and expand availability under the Wynn Macau Credit Facility from $764 million to $1.550 billion, in a combination of Hong Kong and US dollars, including a $550 million equivalent in fully-funded senior term loan facilities (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”). Wynn Macau also has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the agreements. The senior credit facilities described in this paragraph are collectively referred to herein as the “Wynn Macau Credit Facilities”.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans. In addition, the Wynn Macau Credit Facilities’ governing documents contain capital spending limits and other affirmative and negative covenants.

The Wynn Macau Credit Facilities contain customary covenants restricting our activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, the Company was required by the financial covenants to maintain a Leverage Ratio, as defined, not greater than 4.75 to 1 as of December 31, 2008, and Interest Coverage Ratio, as defined, not less than 2.00 to 1. Management believes that the Company was in compliance with all covenants at December 31, 2008. The Leverage Ratio increases to not greater than 5.00 to 1 for all reporting periods in 2009.

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

On February 4, 2009, the Company borrowed the remaining $500 million that was available under the Wynn Macau Revolver. Accordingly there are no amounts remaining available under the Wynn Macau Credit Facilities.

$42 Million Note Payable for Aircraft

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, refinanced a $44.75 million note payable with a new loan. This new loan has a principal balance of $42 million and is due April 1, 2017. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircraft. Principal and interest payments are made quarterly and began on July 1, 2007. Principal payments are $350,000 with a balloon payment of $28 million due at maturity. Interest is calculated at 90-day LIBOR plus 125 basis points. In connection with this transaction, the Company incurred a loss from extinguishment of debt of $157,000 related to the write-off of unamortized debt issue costs associated with the original loan during the year ended December 31, 2007.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Long-Term Debt

The net book value of the First Mortgage Notes at December 31, 2008 and 2007 was approximately $1.7 billion. The estimated fair value of the First Mortgage Notes based upon most recent trades at December 31, 2008 and 2007 was approximately $1.25 billion and $1.67 billion, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1.6 billion with a book value of $2.6 billion.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years Ending December 31,
2009	$2,685
2010	378,567
2011	957,435
2012	785,277
2013	257,670
Thereafter	1,921,036

$4,302,670

8.	Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. These interest rate swaps essentially fix the interest rate at the percentages noted below, however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase/decrease in swap fair value in the accompanying Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

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

The following table represents the historical asset (liability) fair values recorded in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007. The fair value approximates the amount the Company would receive/(pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Asset / (liability) fair value:	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
(amounts in thousands)
December 31, 2008	$(15,334)	$—	$(12,539)	$(27,873)
December 31, 2007	$—	$416	$(3,095)	$(2,679)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wynn Resorts Swap

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 2.836% on the $1 billion notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.09%. On December 8, 2008, the Company modified the terms of this swap so that the current notional amount is $375 million to match the current debt outstanding. Pursuant to the amendment, the Company now pays a fixed rate of 3.95% which fixes the interest rate at approximately 6.2% through June 2010. This swap matures in June 2010.

Wynn Las Vegas Swap

In December 2008, the Company’s $200 million notional amount interest rate swap to essentially fix the interest rate on $200 million of the $225 million of Wynn Las Vegas Term Loan borrowings matured. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 3.793% on the $200 million notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.7% on $200 million of the outstanding $225 million term loan.

Wynn Macau Swaps

In November 2005, the Company entered into interest rate swap agreements to hedge a portion of the underlying interest rate risk on current and future borrowings under the Wynn Macau Term Loan. In August 2008, the Company terminated these interest rate swaps and entered into new interest rate swaps which will mature in August 2011. Under the first terminated swap agreement, the Company paid a fixed interest rate of 4.84% on borrowings incurred under the Wynn Macau Term Loan up to a maximum of approximately $198.2 million, in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second terminated swap agreement, the Company paid a fixed interest rate of 4.77% on borrowings incurred under the Wynn Macau Term Loan up to a maximum of approximately HK $1.1 billion (approximately U.S. $140 million), in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. The terminated interest rate swaps fixed the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 6.59% and 6.52%, respectively. In connection with this transaction, the Company recorded a gain of approximately $0.9 million to reflect the increase in the value of such swaps from June 30, 2008 to the termination date and paid to the counterparties of the terminated swaps a cash settlement payment of approximately $2.2 million.

Effective August 2008, under the first new swap agreement, the Company pays a fixed interest rate of 3.632% on U.S. dollar borrowings of approximately $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second new swap agreement, the Company pays a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipt on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.382% and 5.14%, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Comprehensive Income

Comprehensive income consisted of the following (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Net income	$210,206	$258,148	$628,728
Currency translation adjustment	5,519	(2,811)	(94)

Comprehensive income	$215,725	$255,337	$628,634

As of December 31, 2008, 2007 and 2006, accumulated other comprehensive income consists solely of currency translation adjustments. The December 31, 2008 currency translation adjustment includes a deferred tax provision of $1.4 million.

10.	Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2008 and 2007, Mr. Wynn and the other officers had a credit balance with the Company of $434,003 and $357,145 respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn, who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three year period commencing July 1, 2005 and ended June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000.

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

On May 28, 2006, the Company ended a production show that had performed at Wynn Las Vegas. To terminate the contract, the Company paid a termination fee of $5 million, which was recorded in the first quarter of 2006 in accordance with the liability recognition provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Loss on assets abandoned/retired for remodels	$32,584	$70,242	$14,916
Donation of vase	—	—	10,144
Gain on sale of aircraft	—	(9,385)	—

Total property charges and other	$32,584	$60,857	$25,060

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2008 were $32.6 million and include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in mid-July 2008. Together with the producers, the Company elected to end the show’s run at Wynn Las Vegas pursuant to the contract. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The Company also incurred a charge of $3.6 million related to the abandonment of certain existing floor space at Wynn Macau to begin construction on a new restaurant. The remaining property charges were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

Property charges and other for the year ended December 31, 2007 included the following charges at Wynn Macau: (a) a $10 million charge for the abandonment of a parking garage to make way for Encore at Wynn Macau, (b) a $10.2 million charge related to abandonment costs for portions of the main kitchen, warehouse and restaurants to enable the main casino to be connected with the expansion that opened in December 2007, (c) a $22.1 million charge related to significant casino and retail reconfigurations in the expansion that opened in December 2007, and (d) a $15.5 million charge related to the abandonment of a theater. The remaining property charges were related to renovations to portions of the Le Rêve Theater, the abandonment of a marquee sign and the conversion of two retail outlets and a nightclub at Wynn Las Vegas, as well as the remodeling of certain areas at Wynn Macau. Offsetting these charges for the year ended December 31, 2007 was a gain of $9.4 million on the sale of a company aircraft.

Included in property charges and other for 2006 are approximately $14.9 million of costs relating to assets retired or abandoned. Also, in December 2006, Wynn Macau donated an early Ming dynasty vase to the Macau Museum. The Company purchased the vase in May 2006 for approximately $10.1 million. The vase had been on public display at Wynn Macau prior to its donation to the museum.

13.	Stockholders' Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2008 and 2007, 112,013,040 shares and 114,370,090 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

On June 6, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion that allowed purchases of both its Common Stock and its Debentures. On July 10, 2008, the Board of Directors of the Company authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. During the year ended December 31, 2008, the Company repurchased 10,915,633 shares for a net cost of $940.1 million. As of December 31, 2008, the Company had repurchased a cumulative total of 12,804,954 shares of the Company’s Common Stock for a net cost of $1.1 billion under the program.

On October 3, 2007, the Company completed a secondary common stock offering of 4,312,500 shares with net proceeds of $664.1 million.

On November 18, 2008, the Company completed a secondary common stock offering of 8 million shares with net proceeds of $344.3 million.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2008, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

On November 13, 2006, the Company’s Board of Directors declared a cash distribution of $6 per share on its outstanding Common Stock. This distribution was paid on December 4, 2006, to stockholders of record as of November 23, 2006. As part of this distribution, the Company made a payment to the holders of its Debentures so that they participated in the distribution to the same extent as if they had converted their Debentures to common stock. The Company paid holders of the Debentures a cash amount equal to $260.87 per $1,000 principal amount which equates to $58.5 million. In accordance with the indenture governing the Debentures, as a result of the payment, no adjustment was made to the conversion price. The payment was recorded as a Distribution to Convertible Debenture Holders in the accompanying Consolidated Statement of Income for the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended December 31, 2006. The remaining $611.3 million was recorded as a distribution in the accompanying Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006. Of this amount approximately $3 million was recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

15.	Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded an expense for matching contributions of approximately $5.3 million, $4.9 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective March 16, 2009, the Company is suspending matching contributions to this plan.

Union employees are covered by various multi-employer pension plans. The Company recorded an expense of approximately $4.6 million, $4.5 million and $4.6 million under such plans for the years ended December 31, 2008, 2007 and 2006, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

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

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. As of December 31, 2008, 3,124,212 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Stock Plan as of December 31, 2008, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,024,425	$48.04
Granted	860,000	$106.84
Exercised	(94,583)	$29.41
Canceled	(7,500)	$66.20

Outstanding at December 31, 2008	2,782,342	$66.80	7.06	$9,562,878

Exercisable at December 31, 2008	1,102,570	$42.24	5.60	$9,562,878

The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $61.50, $52.40 and $31.01, respectively. The total intrinsic value of the options exercised for the years ended December 31, 2008, 2007 and 2006 was $6.1 million, $21.4 million and $72.5 million, respectively. Net cash proceeds from the exercise of stock options were $2.8 million, $9.2 million, and $21.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. No tax benefits were recognized since these benefits did not reduce income taxes payable.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	489,500	$71.97
Granted	560,000	$97.88
Vested	(35,000)	$71.05
Canceled	(96,000)	$75.67

Nonvested at December 31, 2008	918,500	$87.41

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected term represents the weighted average time between the option’s grant date and its exercise date. The Company used the simplified method prescribed by SAB No.’s 107 and 110 for companies with a limited trading history to estimate the expected term. Prior to the adoption of SFAS No. 123(R), the Company used its best estimate and comparisons to industry peers. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected dividend yield	—	—	—
Expected stock price volatility	44.1%	37.1%	32.5%
Risk-free interest rate	3.6%	3.3%	4.9%
Expected average life of options (years)	9.2	5.0	7.0

The adoption of SFAS No. 123(R) and the related interpretations on January 1, 2006 resulted in the Company’s elimination of approximately $15.8 million of deferred compensation against additional paid-in capital. The Company recognized approximately $11.7 million ($0.08 per basic and diluted share), approximately $10.9 million ($0.08 and $0.07, per basic and diluted share, respectively) and approximately $11.6 million ($0.08 and $0.07, per basic and diluted share, respectively) of compensation expense related to stock options for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition to compensation cost relating to stock options, during the year ended December 31, 2008, the Company recognized compensation expense related to nonvested shares of Common Stock of approximately $8.6 million ($0.07 per basic and diluted share). Approximately $56.6 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2008 will be recognized as compensation over the vesting period of the related grants through December 2016. The total fair value of the shares vested during the years ended December 31, 2008, 2007, and 2006 was $2.5 million, $3.9 million and $11.2 million, respectively.

During the years ended December 31, 2007 and 2006, the Company recognized compensation expense related to nonvested shares of Common Stock of approximately $7.6 million and $5.1 million ($0.05 and $0.03 per basic and diluted share) respectively. In addition, approximately $0.7 million and $1.3 million was capitalized to construction in progress during the years ended December 31, 2007 and 2006.

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Casino	$6,799	$4,692	$3,559
Rooms	586	667	605
Food and beverage	845	878	1,135
Entertainment, retail and other	210	267	310
General and administrative	11,634	12,023	9,796
Pre-opening	254	—	1,307

Total stock-based compensation expense	20,328	18,527	16,712
Total stock-based compensation capitalized	580	809	1,353

Total stock-based compensation costs	$20,908	$19,336	$18,065

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Sale of Macau Subconcession Right

On March 4, 2006, Wynn Macau, S.A. entered into an agreement with Publishing & Broadcasting, Ltd. (“PBL”) pursuant to which Wynn Macau, S.A. agreed to sell to PBL for $900 million, the right to negotiate with the government of Macau for a subconcession to allow PBL to operate casinos in Macau.

On September 8, 2006, the government of Macau approved the sale of the subconcession right. On September 11, 2006, Wynn Macau, S.A. completed the sale to PBL and received a cash payment of $900 million. As a result of the sale and the subconcession awarded to PBL by the government of Macau, Wynn Macau, S.A. has no continuing rights or obligations with respect to the subconcession. The proceeds from this sale, net of related costs, are recorded as gain on sale of subconcession right in the accompanying Consolidated Statements of Income for the year ended December 31, 2006.

17.	Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Domestic	$(104,731)	$151,390	$(28,893)
Foreign	254,014	175,843	828,122

Total	$149,283	$327,233	$799,229

The Company’s benefit (provision) for income taxes consisted of the following (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Current
Federal	$—	$—	$—
Foreign	(1,899)	(933)	(87,164)

	(1,899)	(933)	(87,164)

Deferred
Federal	57,968	(70,286)	(82,931)
Foreign	4,854	2,134	(406)

	62,822	(68,152)	(83,337)

Total	$60,923	$(69,085)	$(170,501)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Deferred tax assets—U.S.:
Current:
Receivables, inventories, accrued liabilities and other	$29,896	$24,844
Long-term:
Foreign tax credit carryforwards	698,371	—
Net operating loss carryforwards	—	92,916
Pre-opening costs	32,073	41,015
Intangibles and related other	23,992	12,894
Stock compensation	12,232	7,295
Interest rate swap valuation adjustment	5,367	—
Other credit carryforwards	4,041	2,865
Syndication costs	3,780	3,780
Other	324	524

	810,076	186,133
Less: valuation allowance	(632,516)	(4,663)

	177,560	181,470

Deferred tax liabilities—U.S.:
Current:
Prepaid insurance, Maintenance and taxes	(10,333)	(5,211)
Long-term:
Property and equipment	(179,695)	(162,387)
Undistributed earnings of foreign subsidiaries	—	(146,000)
Foreign currency translation	(1,409)	—
Interest rate swap valuation adjustment	—	(146)

	(191,437)	(313,744)

Deferred tax assets—Foreign:
Current:
Pre-opening costs and other	1,506	5,113
Long-term:
Pre-opening costs and other	13	—
Net operating loss carryforwards	19,484	9,060
Less: valuation allowance	(10,625)	(3,060)

	10,378	11,113

Deferred tax liabilities—Foreign:
Long-term:
Property equipment and other	(3,970)	(7,046)

Net deferred tax asset (liability)	($7,469)	$(128,207)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(38.5%)	(9.0%)	(4.2%)
Permanent items, net:
Foreign tax credits, net of valuation allowance	(483.4%)	—	—
Repatriation of Foreign earnings	471.6%	—	—
Distribution to Debenture Holders	—	—	2.5%
Non-taxable Foreign income	(29.6%)	(10.0%)	—
Non-deductible foreign property charges	—	2.1%	—
Increase(decrease) in liability for uncertain tax positions	(3.7%)	1.8%	—
Other, net	2.8%	0.2%	(0.1%)
Valuation allowance, other	5.0%	1.0%	(11.9%)

Effective tax rate	(40.8%)	21.1%	21.3%

During its development stage, the Company accumulated significant net operating losses. Accordingly, at December 31, 2007, the Company had estimated available tax loss carryforwards of approximately $510 million for U.S. income tax purposes, which were entirely used in 2008. The Company has foreign tax loss carryforwards of approximately $268.4 million as of December 31, 2008, which are partially reserved and expire in 2010 and 2011. The Company’s U.S. tax loss carryforward included a tax deduction of $9.2 million associated with the conversion of the Debentures into common stock; the tax benefit of $3.2 million was credited directly to shareholders’ equity as of December 31, 2007. The Company has not recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock of $128.6 million, $120.6 million, and $92.2 million as of December 31, 2008, 2007 and 2006, respectively, in excess of the amounts reported for such items as compensation costs under SFAS No. 123(R) that have not yet reduced income taxes payable. The company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs under SFAS No. 123(R) have reduced income taxes payable. The deferred tax asset for net operating loss carryforwards in the above table of temporary differences excludes amounts relating to items that have not yet reduced taxes payable. Accordingly, no deferred tax asset has been recorded for these amounts. Subsequent recognition of income tax benefits associated with these items will be allocated to additional paid-in capital.

SFAS No. 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During 2008, the aggregate valuation allowance for deferred tax assets increased by $635.4 million and $3.4 million respectively. During 2006 the aggregate valuation allowance decreased by $107.6 million. The 2008 increase is primarily related to foreign tax credit carryforwards that are not considered more likely than not realizable. The 2007 increase is primarily due to foreign tax loss carryforwards that are not more likely than not realizable. The 2006 decrease was primarily due to the recognition of net U.S. deferred tax assets, the write off of foreign deferred tax assets considered no longer realizable and the write off of tax loss carryforwards attributable to tax deductions in excess of the amounts reported as stock compensation costs under SFAS 123(R) that have not yet reduced income taxes payable under this statement. The Company maintains valuation allowances for deferred tax assets that it determines are not yet more likely than not realizable.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the December 31, 2008, 2007 and 2006 U.S. valuation allowances, approximately $3.8 million for each year is attributable to syndication costs. Subsequent recognition of income tax benefits associated with this item will be allocated to additional paid-in capital.

During the year ended December 31, 2008, the Company completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, the Company recognized tax benefits of $721.6 million (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. Of the $721.6 million, $650.6 was used to offset 2008 U.S. income tax expense incurred as a result of the repatriation of Wynn Macau earnings and $71.0 million (net of valuation allowance) is recorded as a deferred tax asset. As of December 31, 2008, the Company has no earnings in foreign subsidiaries that are considered permanently invested.

As of December 31, 2007 and 2006, the Company had not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $494 million and $297.1 million, respectively, resulting from earnings of certain non-U.S. subsidiaries which were considered permanently reinvested outside the United States. The amount of the unrecognized deferred tax liability without regard to potential foreign tax credits associated with these temporary differences is approximately $172.9 million and $103.9 million for the years ended December 31, 2007 and 2006, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $27.7 million ($.26 and $.25 per basic and diluted share, respectively), $26.4 million ($0.25 and $0.23 per basic and diluted share, respectively) and $4.7 million ($0.05 and $0.04 per basic and diluted share, respectively) in such taxes for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. As of December 31, 2008, the Company has filed domestic income tax returns for the years 2002 to 2007 and foreign income tax returns for 2002 to 2007. The Company's 2002 to 2007 domestic income tax returns remain subject to examination by the IRS and the Company's 2006 and 2007 Macau income tax returns remain subject to examination by the Macau Finance Bureau. During 2007, the IRS commenced an examination of the Company's U.S income tax returns for the 2004 and 2005 tax years.

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

On January 1, 2007, the Company adopted the provisions of FIN 48 which effectively amended SFAS No. 5 with respect to income taxes. Accordingly, the Company’s income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5. As a result of the implementation of FIN 48, the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognized a total liability for unrecognized tax benefits of approximately $45.4 million, $2 million of which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit as a cumulative effect adjustment. As of December 31, 2008 and 2007, approximately $14.2 million and $10 million, respectively, of unrecognized tax benefit would, if recognized, impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	As of December 31,
	2008	2007
Balance—beginning of year	$89,216	$45,471
Additions based on tax positions of the current Year	15,135	17,962
Additions based on tax positions of prior years	23,348	30,356
Reductions for tax positions of prior years	(6,920)	(4,573)
Settlements	—	—
Lapses in statutes of limitations	—	—

Balance—end of year	$120,779	$89,216

During 2007, the IRS initiated an examination of the Company’s 2004 and 2005 tax returns. The Company does not anticipate resolution of the federal examinations during the next 12 months. The Company’s unrecognized tax benefits include certain income tax accounting methods. These accounting methods govern the timing of income tax deductions. As a result the Company’s unrecognized tax benefits could increase by a range of $0 to $25 million over the next 12 months.

If incurred, the Company would recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2008, 2007 and 2006, the Company recognized no interest or penalties.

As of December 31, 2008 and 2007, approximately $30.5 million and $58.4 million, respectively, of FIN 48 liabilities related to U.S. and foreign uncertain tax positions that increase the NOL and foreign tax credit carryforward deferred tax assets are classified as reductions of the NOL and foreign tax credit carryforward deferred tax assets in the net deferred tax asset and liability table above. During 2008, $56.4 million of uncertain tax positions previously netted against the domestic NOL deferred tax asset were reclassified to the liability for uncertain positions in connection with the utilization of the domestic NOL carryforward. Other uncertain tax positions not increasing the NOL and foreign tax credit carryforward deferred tax asset have increased the liability for uncertain tax positions.

18.	Commitments and Contingencies

Wynn Macau

Encore at Wynn Macau Construction Development. Construction has commenced on a further expansion of Wynn Macau. Encore at Wynn Macau is expected to open in 2010, and will add a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas along with restaurants, additional retail space and additional VIP gaming space. On November 8, 2007, Wynn Macau, S.A. executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau. While the project budget is still being finalized, the company expects total costs to be approximately $700 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through December 31, 2008, the Company had incurred approximately $202 million of costs related to Encore at Wynn Macau.

Land Concession Contract. Wynn Macau, S.A. has entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made payments to the Macau government under the land concession contract totaling approximately $36.4 million and is required to make two additional semi-annual payments (including interest) totaling approximately $6.3 million for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18.4 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is required to make annual lease payments of up to $400,000.

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

Aircraft Deposits

The Company has made deposits on three aircraft purchases totaling $19.4 million which are included in other assets in the accompanying consolidated balance sheets as of December 31, 2008. The Company was scheduled to take delivery of those aircraft in 2009, 2012 and 2017 with additional payments to be made totaling $142.2 million. On February 19, 2009, the Company cancelled the agreements to purchase two of these aircraft. The deposit on one of the aircraft is refundable only to the extent the seller is able to find another buyer. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on the second aircraft, the Company will write-off $14.9 million of deposits in the first quarter of 2009.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for several additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following table presents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2009	$15,326
2010	15,290
2011	12,901
2012	9,946
2013	1,672
Thereafter	2,677

$57,812

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2008, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2009	$12,431
2010	6,621
2011	2,791
2012	1,262
2013	279
Thereafter	3,082

$26,466

Rent expense for the years ended December 31, 2008, 2007 and 2006, was $17.8 million, $18.4 million and $14.3 million, respectively.

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

Litigation

The Company does not have any material litigation as of December 31, 2008.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of December 31, 2008, the Company had not recorded a receivable related to this matter.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas (including Encore at Wynn Las Vegas) and Wynn Macau. Wynn Las Vegas opened on April 28, 2005, Encore at Wynn Las Vegas opened on December 22, 2008, and Wynn Macau opened on September 6, 2006.

The Company’s total assets and capital expenditures by segment consisted of the following (amounts in thousands):

	As of December 31,
	2008	2007
Assets
Wynn Las Vegas (including Encore)	$4,584,271	$3,558,877
Wynn Macau	1,415,325	1,724,039
Corporate and other assets	743,019	1,016,366

Total consolidated assets	$6,742,615	$6,299,282

	Years ended December 31,
	2008	2007
Capital expenditures
Wynn Las Vegas (including Encore)	$1,129,525	$678,480
Wynn Macau	202,808	328,626
Corporate and other	849	264

Total capital expenditures	$1,333,182	$1,007,370

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s results of operations by segment for the years ended December 31, 2008, 2007 and 2006 consisted of the following (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006
Net revenues(1)
Wynn Las Vegas, including Encore	$1,098,889	$1,295,381	$1,138,549
Wynn Macau	1,888,435	1,392,138	293,708

Total net revenues	$2,987,324	$2,687,519	$1,432,257

Adjusted Property EBITDA(1, 2)
Wynn Las Vegas, including Encore	$252,875	$417,028	$332,753
Wynn Macau	485,857	364,113	60,837

Total adjusted property EBITDA	738,732	781,141	393,590

Other operating costs and expenses
Pre-opening costs	72,375	7,063	62,726
Depreciation and amortization	262,848	219,923	175,464
Property charges and other	32,584	60,857	25,060
Contract termination fee	—	—	5,000
Corporate expenses and other	57,071	63,895	54,441

Total other operating costs and expenses	424,878	351,738	322,691

Operating income	313,854	429,403	70,899

Other non-operating costs and expenses
Interest income	21,517	47,259	47,010
Interest expense, net	(172,693)	(143,777)	(148,017)
Distribution to convertible debenture holders	—	—	(58,477)
Increase (decrease) in swap fair value	(31,485)	(6,001)	1,196
Gain on sale of subconcession right, net	—	—	899,409
Gain/(loss) from extinguishment of debt.	22,347	(157)	(12,533)
Other	(4,257)	506	(258)

Total other non-operating costs and expenses	(164,571)	(102,170)	728,330

Income before provision for income taxes	149,283	327,233	799,229
Benefit (provision) for income taxes	60,923	(69,085)	(170,501)

Net income	$210,206	$258,148	$628,728

(1)	Prior to its opening on September 6, 2006, Wynn Macau was in the development stage. Wynn Macau was open for 117 days during the year ended December 31, 2006. Encore at Wynn Las Vegas opened December 22, 2008 and is included with Wynn Las Vegas as the two properties operate as one segment.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2008 and 2007, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income (loss) per share amounts for the year.

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Year
Net revenues	$778,706	$825,157	$769,186	$614,275	$2,987,324
Operating income (loss)	91,411	144,514	78,189	(260)	313,854
Net income (loss)	46,717	271,993	51,130	(159,634)	210,206
Basic income (loss) per share	$0.42	$2.45	$0.50	$(1.49)	$1.94
Diluted income (loss) per share	$0.41	$2.42	$0.49	$(1.49)	$1.92

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Year
Net revenues	$635,317	$687,541	$653,386	$711,275	$2,687,519
Operating income	108,179	126,153	86,296	108,775	429,403
Net income	58,405	89,550	44,740	65,453	258,148
Basic income per share	$0.58	$0.88	$0.42	$0.58	$2.43
Diluted income per share	$0.54	$0.82	$0.41	$0.57	$2.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page 62.

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

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 5, 2009, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 (the “2009 Proxy Statement”) under the captions “Directors and Executive Officers, “Further Information Concerning the Board of Directors-Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics”, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2009 Proxy Statement under the caption “Director and Executive Officer Compensation and Other Matters,” and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,782,342	66.80	3,124,212
Equity compensation plans not approved by security holders	—	—	—

Total	2,782,342	66.80	3,124,212

Certain information required by this item will be contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2009 Proxy Statement under the caption “Certain Relationships and Related Transactions, and “Further Information Concerning the Board of Directors-Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2009 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. The following consolidated financial statements of the Company are filed as part of this report under “Item. 8 – Financial Statements and Supplemental Data.”

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules filed in Part IV of this report are listed below;

•	Schedule I – Condensed financial information of the registrant

•	Schedule II – Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

Schedule I—Condensed financial information of the registrant

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$662,285	$402,268
Other receivables	—	37
Deferred income taxes	—	19,633
Prepaid expenses	2,160	2,132

Total current assets	664,445	424,070
Restricted cash	—	500,068
Furniture and equipment, net	759	918
Deferred financing costs	2,251	10,079
Due from subsidiaries	11,127	—
Investment in subsidiaries	1,414,191	2,337,575

Total assets	$2,092,773	$3,272,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued interest	$978	$495
Accrued compensation and benefits	9,589	19,540
Other accrued expenses	1,544	1,519
Deferred income taxes	3,780	—

Total current liabilities	15,891	21,554
Long term debt payable	375,000	1,000,000
Note payable to Wynn Las Vegas, LLC	—	80,000
Accrued interest—due to subsidiaries	—	8,379
Other long term liabilities	19,177	23,123
Uncertain tax position liability	80,086	—
Due to subsidiaries	—	39,588
Deferred income taxes	10,097	151,907

Total liabilities	500,251	1,324,551

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 124,817,994 and 116,259,411 shares issued; and, 112,013,040 and 114,370,090 shares outstanding	1,248	1,162
Treasury stock, at cost; 12,804,954 and 1,889,321 shares	(1,119,407)	(179,277)
Additional paid-in capital	2,640,667	2,273,078
Accumulated other comprehensive loss	2,614	(2,905)
Retained earnings (deficit)	67,400	(143,899)

Total stockholders' equity	1,592,522	1,948,159

Total liabilities and stockholders' equity	$2,092,773	$3,272,710

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Operating revenues:
Wynn Las Vegas management fees	$16,504	$19,473	$17,091
Wynn Macau royalty fees	73,423	36,538	7,621

Net revenues	89,927	56,011	24,712

Operating costs and expenses:
General and administrative	14,126	19,772	16,185
Provision for doubtful accounts	(250)	(48)	(49)
Depreciation and amortization	159	137	83
Property charges and other	—	500	—

Total operating costs and expenses	14,035	20,361	16,219
Equity in income of subsidiaries	123,779	308,827	744,529

Operating income	199,671	344,477	753,022

Other income (expense):
Interest income	9,437	8,812	37,629
Interest expense	(59,320)	(24,855)	(20,515)
Distribution to convertible debenture holders	—	—	(58,477)
Decrease in swap fair value	(19,434)	—	—
Gain on early extinguishment of debt	22,347	—	—
Other	(463)	—	—

Other income (expense), net	(47,433)	(16,043)	(41,363)

Income before income taxes	152,238	328,434	711,659
Benefit (provision) for income taxes	57,968	(70,286)	(82,931)

Net income	$210,206	$258,148	$628,728

Basic and diluted earnings per common share:
Basic	$1.94	$2.43	$6.29
Diluted	$1.92	$2.34	$6.24
Weighted average common shares outstanding:
Basic	108,408	106,030	99,998
Diluted	109,441	112,685	111,627

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$210,206	$258,148	$628,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	159	137	83
Deferred income taxes	(57,968)	70,286	82,931
Stock-based compensation	6,687	7,396	6,600
Gain on early extinguishment of debt	(22,347)	—	—
Amortization of deferred financing costs and other	3,836	828	1,000
Decrease in swap fair value	19,434	—	—
Property charges and other	—	500	—
Dividends received from subsidiary	1,071,148	—	30,000
Equity in income of subsidiaries	(123,779)	(308,827)	(744,529)
Increase (decrease) in cash from changes in:
Receivables	37	(37)	31
Prepaid expenses and other	(28)	(1,288)	(520)
Accounts payable and accrued expenses	(9,083)	(619)	1,995
Due to (from) affiliates	(52,912)	7,451	(24,918)

Net cash provided by (used in) operating activities	1,045,390	33,975	(18,599)

Cash flows from investing activities:
Capital expenditures	—	(264)	(344)
Restricted cash	—	161	926
Other assets	—	10,163	(10,459)
Due to (from) subsidiaries	(9,017)	3,424	14,401
Repayment of intercompany loans	—	—	347,313

Net cash provided by (used in) investing activities	(9,017)	13,484	351,837

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	1,000,000	—
Principal payments on long term debt	(596,094)	—	—
Note payable to Wynn Las Vegas, LLC	(80,000)	—	—
Borrowings from Wynn Resorts International	150,000	—	—
Repayments to Wynn Resorts International	(150,000)	—	—
Proceeds from issuance of common stock	344,250	664,125	—
Cash distributions	—	(683,299)	(608,299)
Exercise of stock options	2,782	9,180	21,790
Cash restricted for stock repurchases	500,068	(500,068)	—
Purchase of treasury stock	(940,130)	(179,277)	—
Interest rate swap transactions	(4,100)	—	—
Payments for deferred financing costs and other	(3,132)	(10,594)	—

Net cash provided by (used in) financing activities	(776,356)	300,067	(586,509)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	260,017	347,526	(253,271)
Balance, beginning of year	402,268	54,742	308,013

Balance, end of year	$662,285	$402,268	$54,742

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

On August 15, 2005, the Company borrowed $80 million from its wholly-owned subsidiary, Wynn Las Vegas, LLC, to fund a portion of the construction costs for Wynn Macau. Interest was payable semi-annually at 7.5% per annum. Unpaid principal and interest was due at maturity on August 15, 2012.

The Company repaid this note, including accrued interest, in July 2008. The Company recorded approximately $3.3 million and $6 million in interest expense related to this note during each of the years ended December 31, 2008 and 2007, respectively.

3.	Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC’s (a wholly-owned indirect subsidiary of the Company) debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, except for allowing the cash distribution of the proceeds of the sale of the subconcession right (see Note 14—Cash Distribution, in the Company’s consolidated financial statements included elsewhere in this Form 10-K), the terms of the loan agreements of Wynn Resorts (Macau), S.A. and the Wynn Resorts $1 billion term loan facility noted below contain similar restrictions. The Company received a cash dividend of $1.072 billion from Wynn Group Asia in November 2008. The Company received a cash dividend of $30 million from Wynn Group Asia in November 2006.

4.	Long-term Debt

$1 Billion Term Loan

On June 21, 2007, the Company entered into a $1 billion term loan facility (the “Term Loan Facility”). Borrowings under the Term Loan Facility were available in the form of a delayed-draw term loan facility available through December 31, 2007, with the option to increase the facility to $1.25 billion if certain conditions are met. As of December 31, 2007, the Company had borrowed $1 billion under the Term Loan Facility and no additional amounts are available. The Term Loan Facility was available to fund (a) the Company’s equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes. Of the $1 billion drawn at December 31, 2007, $500 million was included as restricted cash in the accompanying Consolidated Balance Sheet as such amount was only to be used to fund the Company’s equity repurchases or repay the loans.

On August 1, 2008, the Company amended the $1 billion Wynn Resorts Term Loan. This amendment allowed Stephen A. Wynn, the Company’s Chairman and Chief Executive Officer, to purchase an interest in the debt. On August 1, 2008, Mr. Wynn advised the Company that he purchased $198,250,000 of the face amount of the outstanding debt under the $1 billion Wynn Term Loan Facility from a third party. On November 13, 2008, the Company further amended the Term Loan Facility to purchase loans outstanding up to $650 million prior to March 31, 2009. On November 26, 2008, the Company purchased $625 million of loans under the Term Loan Facility at a discounted price of 95.375%, resulting in the retirement of $625 million of principal for a payment of $596.1 million. The loans purchased included the interests held by Mr. Wynn. In connection with this transaction, the Company recognized a $22.3 million gain on early retirement of debt, net of the write-off of unamortized debt issue costs and fees. The remaining $375 million will mature and be payable on June 21, 2010.

Amounts borrowed under the Term Loan Facility accrue interest, at the election of the Company, at either the London Interbank Offer Rate (“LIBOR”) or a Base Rate, plus a borrowing margin as described below. Interest on LIBOR loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of nine months or longer. Base Rate loans bear interest at (a) the greater of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” or (ii) the Federal Funds Rate plus 1/2 of 1% per annum; plus (b) a borrowing margin as described below. Interest on Base Rate loans are payable quarterly in arrears. The borrowing margin is 2.25% for LIBOR loans and 1% for Base Rate loans, if Wynn Resorts, Limited and Wynn Macau’s combined net liquidity is equal to or greater than $400 million and 2.50% for LIBOR loans and 1.25% for Base Rate loans, if such net liquidity is less than $400 million. The Company incurred a fee of 112.5 bps per annum of the actual daily amount by which the actual Term Loan Facility commitment exceeded the outstanding amount of the Term Loan Facility.

5.	Equity Repurchase Program

On June 6, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its Debentures. On July 10, 2008, the Board of Directors authorized an increase of $500 million to the previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. During the year ended December 31, 2008, the Company repurchased 10,915,633 shares for a net cost of $940.1 million. As of December 31, 2008, the Company had repurchased 12,804,954 shares of the Company’s common stock through open market purchases for a net cost of $1.1 billion, at an average cost of $87.42 per share.

6.	Common Stock Secondary Offering

On November 18, 2008, the Company completed a secondary common stock offering of 8,000,000 shares with net proceeds of $344.3 million.

On October 3, 2007, the Company completed a secondary common stock offering of 4,312,500 shares with net proceeds of $664.1 million.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2008	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2008
Allowance for doubtful accounts	$66,146	49,405	(12,732)	$102,819

Description	Balance at January 1, 2007	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2007
Allowance for doubtful accounts	$35,527	36,109	(5,490)	$66,146

Description	Balance at January 1, 2006	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2006
Allowance for doubtful accounts	$15,812	21,163	(1,448)	$35,527

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (31)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant. (1)

4.2	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (4)

4.3	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (20)

10.1	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (17)

*10.2	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn. (1)

*10.3	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited. (10)

*10.4	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007. (35)

*10.5	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (37)

*10.6	Fourth Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (42)

*10.7	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts, Limited and Marc D. Schorr. (27)

*10.8	First Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Marc D. Schorr. (42)

*10.9	Employment Agreement, dated as of October 1, 2005, by and between Wynn Las Vegas, LLC and Matt Maddox. (42)

*10.10	First Amendment to Employment Agreement, dated as of May 5, 2008, by and between Wynn Resorts, Limited and Matt Maddox. (41)

*10.11	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Matt Maddox. (42)

*10.12	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp. (23)

*10.13	First Amendment to Employee Agreement, dated as of March 26, 2008, between Wynn Resorts, Limited and John Strzemp (39)

Exhibit No.	Description
*10.14	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and John Strzemp. (42)

10.15	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited. (1)

*10.16	2002 Stock Incentive Plan. (2)

*10.17	Form of Stock Option Agreement. (14)

*10.18	Form of Stock Option Grant Notice. (13)

*10.19	Form of Restricted Stock Agreement. (13)

*10.20	Form of Indemnity Agreement. (13)

10.21	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc. (7)

10.22	Amendment to Stockholders Agreement as of November 8, 2006 (30)

10.23	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A. (10)

10.24	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement). (8)

10.25	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement). (12)

10.26	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (9)

10.27	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited. (8)

10.28	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (10)

10.29	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (10)

10.30	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC. (10)

10.31	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (10)

10.32	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn. (2)

10.33	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco. (5)

Exhibit No.	Description
10.34	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation. (3)

10.35	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited. (6)

10.36	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited. (6)

10.37	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited. (6)

10.38	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited. (6)

10.39	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC. (17)

10.40	Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the guarantors party thereto, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (33)

10.41	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent. (3)

10.42	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee. (3)

10.43	Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee. (3)

10.44	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (15)

10.45	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent. (10)

10.46	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent. (22)

10.47	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent. (31)

Exhibit No.	Description
10.48	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein. (10)

10.49	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders. (22)

10.50	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders. (31)

10.51	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein. (10)

10.52	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders. (22)

10.53	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders. (31)

10.54	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein. (10)

10.55	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders. (22)

10.56	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders. (31)

10.57	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others. (10)

10.58	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.59	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.60	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.61	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.62	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent. (10)

Exhibit No.	Description
10.63	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino. (10)

10.64	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent. (22)

10.65	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others. (22)

10.66	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (17)

10.67	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (17)

10.68	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (17)

10.69	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (17)

10.70	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (34)

10.71	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (32)

10.72	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (33)

10.73	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee. (4)

10.74	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (17)

Exhibit No.	Description
10.75	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (17)

10.76	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (17)

10.77	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee. (17)

10.78	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC. (17)

10.79	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (17)

10.80	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (18)

10.81	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (18)

10.82	Second Amendment to Agreement of Lease, made as of June 10, 2008, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (40)

10.83	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (19)

10.84	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (19)

10.85	Commitment to Pay Project Costs, dated as of March 31, 2006, by and between Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as Trustee. (25)

10.86	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (28)

10.87	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (31)

10.88	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (32)

Exhibit No.	Description
10.89	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (38)

*10.90	Employment Agreement dated October 27, 2006, by and between World Wide Wynn, LLC and Linda C. Chen (29)

*10.91	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between World Wide Wynn, LLC and Linda C. Chen. (42)

10.92	Credit Agreement dated June 21, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc and Bank of America Securities LLC. (31)

10.93	First Amendment to Credit Agreement, dated as of August 1, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement. (36)

10.94	Second Amendment to Credit Agreement, dated as of November 13, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement. (43)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003) (16)

21.1	Subsidiaries of the Registrant (42)

23.1	Consent of Ernst & Young LLP (42)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (42)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (42)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (42)

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(6)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(7)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.

(8)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.
(12)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(13)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(14)	Incorporated by reference from the Form S-8 filed by the Registrant on October 31, 2002.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2004.
(17)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2005.
(19)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2005.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(21)	Not used.
(22)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(24)	Not used.
(25)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.
(26)	Not used.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(28)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 2, 2006.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2006.
(31)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(33)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(35)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(36)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2008.
(37)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.
(38)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(39)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 28, 2008.
(40)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 12, 2008.
(41)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 7, 2008.
(42)	Filed herein.
(43)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 27, 2009	By	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/S/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	February 27, 2009

/S/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 27, 2009

/S/ RUSSELL GOLDSMITH Russell Goldsmith	Director	February 27, 2009

/S/ RAY R. IRANI Dr. Ray R. Irani	Director	February 27, 2009

/S/ ROBERT J. MILLER Robert J. Miller	Director	February 27, 2009

/S/ JOHN A. MORAN John A. Moran	Director	February 27, 2009

/S/ ALVIN SHOEMAKER Alvin V. Shoemaker	Director	February 27, 2009

/S/ D. BOONE WAYSON D. Boone Wayson	Director	February 27, 2009

/S/ ELAINE P. WYNN Elaine P. Wynn	Director	February 27, 2009

/S/ ALLAN ZEMAN Allan Zeman	Director	February 27, 2009

/S/ MATT MADDOX Matt Maddox	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2009