Form 10-Q
period 2009-03-31
WYNN RESORTS LTD
filed 2009-05-11
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common stock, $0.01 par value	123,063,790

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,718,722	$1,133,904
Receivables, net	123,485	125,196
Inventories	119,311	120,944
Prepaid expenses and other	31,404	31,047

Total current assets	1,992,922	1,411,091
Property and equipment, net	5,103,984	5,118,646
Intangibles, net	47,999	49,049
Deferred financing costs	61,630	65,877
Deposits and other assets	83,485	106,429
Deferred income taxes	18,353	—
Investment in unconsolidated affiliates	4,065	4,696

Total assets	$7,312,438	$6,755,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$160,275	$232,136
Current portion of long-term debt	2,675	2,685
Current portion of land concession obligation	3,071	6,068
Income taxes payable	1,337	1,283
Accrued interest	51,011	21,485
Accrued compensation and benefits	51,805	85,803
Gaming taxes payable	85,975	66,954
Other accrued expenses	15,398	15,820
Customer deposits and other liabilities	181,104	209,906
Construction retention	51,586	78,599
Deferred income taxes	757	3,018

Total current liabilities	604,994	723,757
Long-term debt	4,753,835	4,290,424
Other long-term liabilities	123,414	124,511
Deferred income taxes	—	8,551
Construction retention	9,656	6,950

Total liabilities	5,491,899	5,154,193

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 135,859,244 and 124,817,994 shares issued; 123,054,290 and 112,013,040 shares outstanding	1,359	1,248
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	2,986,911	2,734,276
Accumulated other comprehensive income	2,626	2,614
Accumulated deficit	(50,950)	(17,136)

Total stockholders’ equity	1,820,539	1,601,595

Total liabilities and stockholders’ equity	$7,312,438	$6,755,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenues:
Casino	$541,654	$591,771
Rooms	98,406	85,262
Food and beverage	109,591	91,065
Entertainment, retail and other	63,132	68,154

Gross revenues	812,783	836,252
Less: promotional allowances	(72,828)	(57,546)

Net revenues	739,955	778,706

Operating costs and expenses:
Casino	376,505	388,378
Rooms	24,956	20,331
Food and beverage	59,988	51,671
Entertainment, retail and other	36,017	44,617
General and administrative	93,493	79,262
Provision for doubtful accounts	3,894	11,522
Pre-opening costs	—	5,323
Depreciation and amortization	101,468	62,732
Property charges and other	16,485	24,267

Total operating costs and expenses	712,806	688,103
Equity in income (loss) from unconsolidated affiliates	(5)	808

Operating income	27,144	91,411

Other income (expense):
Interest income	314	11,889
Interest expense, net of capitalized interest	(57,032)	(45,268)
Increase (decrease) in swap fair value	1,095	(15,212)
Gain on extinguishment of debt	10,635	—
Other	(76)	(815)

Other income (expense), net	(45,064)	(49,406)

Income (loss) before income taxes	(17,920)	42,005
(Provision) benefit for income taxes	(15,894)	4,712

Net income (loss)	$(33,814)	$46,717

Basic and diluted income (loss) per common share:
Net income (loss):
Basic	$(0.30)	$0.42
Diluted	$(0.30)	$0.41
Weighted average common shares outstanding:
Basic	112,568	112,413
Diluted	112,568	113,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(33,814)	$46,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,468	62,732
Deferred income taxes	15,831	(5,754)
Stock-based compensation	5,429	3,418
Excess tax benefits from stock-based compensation	(38,616)	—
Amortization and writeoffs of deferred financing costs, and other	8,153	5,482
Gain on extinguishment of debt	(10,635)	—
Provision for doubtful accounts	3,894	11,522
Property charges and other	16,485	24,267
Equity in income of unconsolidated affiliates, net of distributions	631	(20)
(Increase) decrease in swap fair value	(1,095)	15,212
Increase (decrease) in cash from changes in:
Receivables, net	(679)	11,405
Inventories and prepaid expenses and other	3,883	(7,339)
Accounts payable and accrued expenses	(10,214)	(29,300)

Net cash provided by operating activities	60,721	138,342

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(183,715)	(283,390)
Restricted cash	—	(270)
Purchase of other assets and intangibles	(4,227)	(10,221)
Proceeds from sale of equipment	178	—

Net cash used in investing activities	(187,764)	(293,881)

Cash flows from financing activities:
Proceeds from exercise of stock options	25	215
Excess tax benefits from stock-based compensation	38,616	—
Proceeds from issuance of common stock	209,760	—
Proceeds from issuance of long-term debt	552,248	125,000
Principal payments on long term debt	(50,902)	(1,097)
Repurchase of Wynn Las Vegas First Mortgage Notes	(27,423)	—
Cash restricted for stock repurchases	—	240,899
Purchase of treasury stock	—	(244,135)
Payments on long-term land concession obligation	(2,996)	(2,838)
Payment of financing costs	(7,612)	(145)

Net cash provided by financing activities	711,716	117,899

Effect of exchange rate on cash	145	1,789

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	584,818	(35,851)
Balance, beginning of period	1,133,904	1,275,120

Balance, end of period	$1,718,722	$1,239,269

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

The Company currently owns and operates casino hotel resort properties in Las Vegas, Nevada and Macau. In Las Vegas, Nevada, the Company owns Wynn Las Vegas, which opened on April 28, 2005 and was expanded with the opening of Encore at Wynn Las Vegas on December 22, 2008. In Macau, the Company owns Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing Encore at Wynn Macau, an expansion of Wynn Macau which is expected to open in 2010.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2009 and December 31, 2008, approximately 71% and 78%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Rooms	$14,378	$8,716
Food and beverage	23,774	21,146
Entertainment, retail and other	2,966	2,334

Total	$41,118	$32,196

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended March 31, 2009 and 2008, advertising costs totaled approximately $8.3 million and $7.4 million, respectively. During the three months ended March 31, 2008 there was approximately $0.5 million of advertising costs that were included in pre-opening expenses.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2008 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised)

establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) on January 1, 2009, did not impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009, did not impact the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009, did not have a material impact on the Company’s condensed consolidated financial statements.

3. Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which provides for the reporting of “basic,” or undiluted, earnings per share (“EPS”) and “diluted” EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include stock options and nonvested stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding (used in calculation of basic earnings per share)	112,568	112,413
Potential dilution from the assumed exercise of stock options and nonvested stock	—	1,235

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	112,568	113,648

For the three months ended March 31, 2009, the Company recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for the current period. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended March 31, 2009, include 2,774,425 stock options and 918,500 nonvested shares.

4. Comprehensive Income (loss)

Comprehensive income (loss) consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(33,814)	$46,717
Currency translation adjustment	12	2,032

Comprehensive income (loss)	$(33,802)	$48,749

As of March 31, 2009 and December 31, 2008, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2009 and 2008 totaled approximately $25.6 million and $29.6 million, respectively. Interest capitalized for the three months ended March 31, 2009 and 2008 totaled approximately $2.4 million and $16.9 million, respectively.

During the three months ended March 31, 2009 and 2008, capital expenditures include a decrease of $101 million and $2.3 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
Casino	$187,205	$200,115
Hotel	26,598	18,311
Other	11,686	9,589

	225,489	228,015
Less: allowance for doubtful accounts	(102,004)	(102,819)

	$123,485	$125,196

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
Land and improvements	$708,257	$707,531
Buildings and improvements	3,173,645	3,164,082
Airplanes	77,326	77,326
Furniture, fixtures and equipment	1,565,027	1,556,507
Leasehold interest in land	67,358	67,358
Construction in progress	285,358	221,696

	5,876,971	5,794,500
Less: accumulated depreciation	(772,987)	(675,854)

	$5,103,984	$5,118,646

As of March 31, 2009 and December 31, 2008, construction in progress primarily consisted of costs capitalized in conjunction with the development and construction of Encore at Wynn Macau.

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $8,316 at March 31, 2009, and $9,561 at December 31, 2008	$1,652,414	$1,690,439
Wynn Resorts Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	375,000	375,000
$900 million Wynn Las Vegas Revolving Credit Facility; due August 15, 2011; interest at LIBOR plus 1.625%	879,484	879,484
Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
Wynn Macau Senior Term Loan Facilities; due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	552,551	552,561
$1 billion Wynn Macau Senior Revolving Credit Facility, due June 2012; interest at LIBOR or HIBOR plus 1.75%	1,004,694	502,356
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	39,200	39,550
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	28,167	28,709
Other	—	10

	4,756,510	4,293,109
Current portion of long-term debt	(2,675)	(2,685)

	$4,753,835	$4,290,424

Wynn Las Vegas 6 5/8% First Mortgage Notes

During the three months ended March 31, 2009, Wynn Resorts purchased $39.3 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $10.6 million, net of the write-off of unamortized debt discount and debt issue costs. As of March 31, 2009, Wynn Resorts holds this debt and has not contributed such debt to its wholly-owned subsidiary Wynn Las Vegas. For accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Wynn Macau Senior Revolving Credit Facility

During the three months ended March 31, 2009, the Company borrowed approximately $500 million under the Wynn Macau Senior Revolving Credit Facility. As of March 31, 2009, the outstanding balance was approximately $1 billion and the Company has no remaining amounts available to borrow under the Wynn Macau Credit Facilities.

Debt Covenant Compliance

As of March 31, 2009, management believes the Company was in compliance with all debt covenants.

Wynn Las Vegas Credit Facility Amendment

On April 17, 2009, the Company entered into a fourth amendment to the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with the Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; (iii) extends the maturity on approximately $610 million of Wynn Las Vegas revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the term of the loan. In exchange for the amendments, the Company (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25% to approximately $697 million; and (ii) agreed to an increase in the overall interest rate spread on the Wynn Las Vegas Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

As amended, the Wynn Las Vegas revolver commitments will reduce by $61 million on August 15, 2011, and an additional $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the Wynn Las Vegas revolver commitments did not agree to the amendment. Those commitments mature on the original maturity date of August 15, 2011.

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers of the Company, including household employees, construction work and other personal services. Mr. Wynn and other officers have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2009 and December 31, 2008, Mr. Wynn and the other officers had a credit balance with the Company of approximately $535,606 and $434,003, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort as their personal residence. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ended June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000. In March 2009, this lease was amended to add an additional unit to the leased premises. Based upon a third-party appraisal, there was no change in the rent due to the significant deterioration in the Las Vegas rental market.

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

10. Property Charges and Other

Property charges and other for the three months ended March 31, 2009 and 2008 were $16.5 million and $24.3 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2009 include the write-off of $14.9 million of aircraft purchase deposits. On February 19, 2009, the Company cancelled agreements to purchase two aircraft. The deposit on one of the aircraft is refundable to the extent another buyer is found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, the Company wrote off these deposits in the first quarter of 2009. The remaining property charges were related to renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

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

11. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. The Company accounts for its interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. These interest rate swaps essentially fix the interest rate at the percentages noted below, however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Operations, as the interest rate swaps do not qualify for hedge accounting.

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these swap contracts as Level 2.

The following table represents the historical fair values as of March 31, 2009 and December 31, 2008. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Liability fair value at: (amounts in thousands)	Wynn Resorts	Wynn Macau	Net Total Interest Rate Swaps
March 31, 2009	$(13,378)	$(13,400)	$(26,778)
December 31, 2008	$(15,334)	$(12,539)	$(27,873)

Wynn Resorts Swap

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 2.836% on the $1 billion notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.09%. On December 8, 2008, the Company modified the terms of this swap so that the current notional amount is $375 million to match the carrying value of the debt outstanding. Pursuant to the amendment, the Company now pays a fixed rate of 3.95% which fixes the interest rate at approximately 6.2% through June 2010. This interest rate swap agreement matures in June 2010.

Wynn Macau Swaps

The Company has two interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Term Loan Facilities (the “Wynn Macau Term Loan”). Under the first swap agreement, the Company pays a fixed interest rate of 3.632% on U.S. dollar borrowings of approximately $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipt on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.382% and 5.14%, respectively. These interest rate swap agreements mature in August 2011.

12. Share-Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Casino	$1,850	$1,194
Rooms	135	178
Food and beverage	178	228
Entertainment, retail and other	50	53
General and administrative	3,216	1,765

Total stock-based compensation expense	5,429	3,418
Total stock-based compensation capitalized	146	168

Total stock-based compensation costs	$5,575	$3,586

13. Stockholders’ Equity

On March 20, 2009, the Company completed a secondary common stock offering of 11,040,000 shares with net proceeds of $202.3 million.

14. Adoption of FSP APB 14-1

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

In July 2003, the Company issued $250 million aggregate principal amount of 6% Convertible Subordinated Debentures due July 15, 2015 (the “Debentures”). On June 15, 2007, the Company called for redemption on July 20, 2007, all of the outstanding principal amount of the Debentures. Prior to redemption, in July 2007, all of the holders converted their Debentures into shares of the Company’s common stock. Upon adoption of the FSP on January 1, 2009, the Company recorded an adjustment to retained earnings as of December 31, 2008 of $84.5 million which reflects the cumulative additional interest expense, net of capitalized interest of $13.2 million and loss on extinguishment of debt, net of taxes, that the Company would have recorded related to the Debentures if it had followed the FSP from the issuance date of such Debentures. The adoption of this FSP did not have an impact on our results of operations for the periods ended March 31, 2009 and 2008.

15. Commitments and Contingencies

Wynn Macau

Encore at Wynn Macau Construction and Development. Construction continues on a further expansion of Wynn Macau. Encore at Wynn Macau is expected to open in 2010, adding a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas, along with restaurants and retail and gaming space. On November 8, 2007, Wynn Macau, S.A. executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of Encore at Wynn Macau. The current project budget is approximately $700 million.

Through March 31, 2009, the Company had incurred approximately $254.6 million of project costs related to the development and construction of Encore at Wynn Macau.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made payments to the Macau government under the land concession contract and is required to make one final semi-annual payment (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000.

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

Litigation

The Company does not have any material litigation as of March 31, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of March 31, 2009, the Company had not recorded a receivable related to this matter.

16. Income Taxes

During the three months ended March 31, 2009, the Company recorded a tax expense of $15.9 million. Our provision for income taxes relates primarily to an increase in our foreign and domestic valuation allowances totaling $23.8 million relating to tax loss carryforwards and foreign tax credits not considered more likely than not realizable in the future. None of the Company’s foreign earnings are considered permanently invested abroad. During the three months ended March 31, 2009, the Company recognized income tax benefits related to excess tax deductions associated with compensation costs under SFAS No. 123(R) of $45 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $6.6 million in such taxes during the three months ended March 31, 2009. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas, including Encore at Wynn Las Vegas, and Wynn Macau, including Encore at Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	March 31, 2009	December 31, 2008
Total assets
Wynn Las Vegas (including Encore at Wynn Las Vegas )	$4,463,110	$4,584,271
Wynn Macau (including Encore at Wynn Macau)	2,022,328	1,415,325
Corporate and other assets	827,000	756,192

Total consolidated assets	$7,312,438	$6,755,788

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net Revenues
Wynn Las Vegas, including Encore for 2009	$291,276	$287,160
Wynn Macau	448,679	491,546

Total Net Revenues	$739,955	$778,706

Adjusted Property EBITDA(1)
Wynn Las Vegas, including Encore for 2009	$43,851	$68,438
Wynn Macau	114,643	129,395

Total	158,494	197,833

Other operating costs and expenses
Pre-opening costs	—	5,323
Depreciation and amortization	101,468	62,732
Property charges and other	16,485	24,267
Corporate expenses and other	13,397	14,100

Total	131,350	106,422

Operating income	27,144	91,411

Non-operating costs and expenses
Interest income	314	11,889
Interest expense, net	(57,032)	(45,268)
Increase (decrease) in swap fair value	1,095	(15,212)
Gain on extinguishment of debt	10,635	—
Other	(76)	(815)

Total	(45,064)	(49,406)

Income (loss) before income taxes	(17,920)	42,005
Benefit (provision) for income taxes	(15,894)	4,712

Net income (loss)	$(33,814)	$46,717

(1)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted Property EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two resort casinos. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas as our Las Vegas Operations. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. We are also constructing Encore at Wynn Macau, a further expansion of Wynn Macau, which is expected to open in 2010.

Our Resorts

The following table sets forth information about our operations as of April 2009:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas	4,750	183,000	230	2,800
Macau	600	205,000	370	1,250

Las Vegas Operations

Our Las Vegas Operations consist of Wynn Las Vegas and the recently opened expansion, Encore at Wynn Las Vegas.

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 217 acres of land fronting the Las Vegas Strip. We also own approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking. Wynn Las Vegas currently features:

•	An approximately 111,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, two nightclubs and lounges.

Encore at Wynn Las Vegas

We opened Encore at Wynn Las Vegas on December 22, 2008. This resort is an expansion of Wynn Las Vegas. Encore at Wynn Las Vegas currently features:

•	An approximately 72,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and Rock & Republic;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this integrated resort.

Wynn Macau

We opened Wynn Macau on September 6, 2006 and completed an expansion of this resort in December 2007. Wynn Macau currently features:

•	An approximately 205,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in five restaurants;

•

Approximately 46,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu and Zegna;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

We have commenced construction on a further expansion of Wynn Macau that will add a fully-integrated resort hotel named Encore at Wynn Macau, with approximately 400 luxury suites and four villas, as well as additional gaming areas, food and beverage and retail amenities. We expect Encore at Wynn Macau to open in 2010.

In response to our evaluation of Wynn Macau and the reactions of our guests, we have and expect to continue to make enhancements and refinements to the property.

We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future; due to the current economic environment and certain restrictions in our Wynn Las Vegas credit facilities, we have no immediate plans to develop this property.

We have applied to the government of Macau for a land concession for approximately 52 acres on Cotai and are awaiting final governmental approval of this concession. No construction timeline or budget have been prepared.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel and entertainment industries both domestically and abroad continues to remain highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have continued to decline, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and continued throughout the first quarter of 2009. Based on our experience over the last several quarters and current market conditions, we believe that our Las Vegas Operations will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and accordingly lower departmental profitability. As a result of the current economic conditions, we have increasingly focused on efficiency initiatives that we began implementing at both of our properties and corporate offices in early 2009. These initiatives include reductions in pay for salaried employees, reduced work weeks for full-time hourly employees, a reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) plan. We are continually reviewing the cost and efficiencies at our operating properties and corporate offices to identify further opportunities to reduce costs during these uncertain economic times. Wynn Macau continues to be impacted by the slowing global economy and visa restrictions implemented in September 2008.

Results of Operations

Our results of operations for the periods presented are not comparable as the three months ended March 31, 2009 includes the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter included only Wynn Las Vegas and Wynn Macau. We believe that our operating results at both properties for the three months ended March 31, 2009, were adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have and may continue to adversely impact our financial results. In addition, as noted above, visa restrictions have placed certain limitations on visitation to Macau. These restrictions have and will continue to adversely impact visitation to Macau by residents of mainland China.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net Revenues
Wynn Las Vegas, including Encore for 2009	$291,276	$287,160
Wynn Macau	448,679	491,546

Total Net Revenues	$739,955	$778,706

Reliance on only two properties (in two geographic regions) for our operating cash flow exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two properties, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of the Company’s operational performance for the periods in which a Condensed Consolidated Statement of Operations is presented. Casinos generally record win as a percentage of either drop or turnover. In our casino operations in Las Vegas, table games win is recorded as a percentage of drop. However, in our casino operations at Wynn Macau, we separate table play into two distinct classifications. Our Macau VIP casino segment records table games win as a percentage of turnover, whereas our general casino records win as a percentage of drop.

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

Financial results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

As noted earlier, our financial results for the three months ended March 31, 2009 are not comparable to the three months ended March 31, 2008, as the three months ended March 31, 2009 include the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas and Wynn Macau.

Revenues

Net revenues for the three months ended March 31, 2009 are comprised of $541.7 million in casino revenues (73.2% of total net revenues) and $198.3 million of net non-casino revenues (26.8% of total net revenues). Net revenues for the three months ended March 31, 2008 were comprised of $591.8 million in casino revenues (76% of total net revenues) and $186.9 million of net non-casino revenues (24% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2009 of approximately $541.7 million represents a $50.1 million (or 8.5%) decrease from casino revenues of $591.8 million for the three months ended March 31, 2008. We expanded Wynn Las Vegas with the opening of Encore in December 2008. Encore added approximately 95 table games and approximately 835 slot machines to our casino operations. Even with these additions, our Las Vegas Operations experienced a $7.7 million decrease in casino revenues compared to the prior year due to a 2.5%

decrease in drop and a decrease in our average table games win percentage. Our average table games win percentage (before discounts) for the three months ended March 31, 2009 was 17.7%, which was below the expected range of 21% to 24% and compares to 19.9% for the prior year’s quarter. Slot handle at our Las Vegas Operations increased 2.5% during the three months ended March 31, 2009 as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau decreased $42.4 million during the three months ended March 31, 2009, compared to the prior year quarter. At Wynn Macau, we experienced a 15.2% decrease in the VIP revenue segment due to a 27.9% decrease in turnover. Our win as a percent of turnover was 3.6%, which is above the expected range of 2.7% to 3.0%, and compares to 3.0% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop decreased 15.3% when compared to the prior year quarter and the average table games win percentage was 22.1%, which is above the expected range of 18% to 20%. The average table game win percentage at Wynn Macau for the three months ended March 31, 2008 was 19.7%. Slot handle at Wynn Macau increased 42.9% compared to the prior year quarter and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in slot handle was primarily due to the play of several high-end slot customers.

For the three months ended March 31, 2009, room revenues were approximately $98.4 million, an increase of $13.1 million compared to prior year room revenue of $85.3 million. Room revenue at our Las Vegas Operations increased approximately $14.5 million compared to the prior year quarter due to the addition of 2,034 suites at Encore at Wynn Las Vegas, which opened December 22, 2008. In Las Vegas, we continued to experience a decrease in occupancy and room rates during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Room revenue at Wynn Macau decreased approximately $1.4 million due to a decrease in occupancy and room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended March 31,
	2009	2008
Average Daily Rate
Las Vegas	$222	$298
Macau	268	276
Occupancy
Las Vegas	89.5%	95.8%
Macau	83.3%	88.5%
REVPAR
Las Vegas	$199	$285
Macau	223	244

Other non-casino revenues for the three months ended March 31, 2009 included food and beverage revenues of approximately $109.6 million, retail revenues of approximately $35 million, entertainment revenues of approximately $12.8 million, and other revenues from outlets such as the spa and salon, of approximately $15.3 million. Other non-gaming revenues for the three months ended March 31, 2008 included food and beverage revenues of approximately $91.1 million, retail revenues of approximately $35.3 million, entertainment revenues of approximately $19.2 million, and other revenues from outlets, including the spa and salon, of approximately $13.7 million. Food and beverage revenues at our Las Vegas Operations increased as a result of the additional 12 food and beverage outlets located in Encore at Wynn Las Vegas, which opened in December 2008, offset by a decrease of $1.2 million at Wynn Macau, as compared to the prior year’s quarter. Although we added new retail outlets at Encore, retail revenues in Las Vegas decreased, offset by an increase at Wynn Macau. Entertainment revenues decreased over the prior year quarter primarily due to the closure of the Spamalot production show at Wynn Las Vegas in July 2008.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2009, departmental expenses included casino expense of $376.5 million, rooms expense of $25 million, food and beverage expense of $60 million, and entertainment, retail and other expense of $36 million. Also included are general and administrative expenses of approximately $93.5 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2008, departmental expenses included casino expenses of $388.4 million, room expenses of $20.3 million, food and beverage expenses of $51.7 million, and entertainment and retail and other expenses of $44.6 million. Also included are general and administrative expenses of approximately $79.3 million and approximately $11.5 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the three months ended March 31, 2009 due to a decrease in casino revenues especially at Wynn Macau where we incur a gaming revenue tax of 39%. Room, food and beverage and general and administrative expenses increased as a result of the opening of Encore at Wynn Las Vegas in December 2008. Entertainment, retail and other expense declined primarily as a result of the closure of Spamalot at Wynn Las Vegas in July 2008. Our provision for doubtful accounts receivable declined during the three months ended March 31, 2009, compared to the prior year’s quarter due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce a portion of the additional reserves we recorded in the third quarter of 2008.

Pre-opening costs

During the three months ended March 31, 2009, we incurred no pre-opening costs compared to $5.3 million for the three months ended March 31, 2008. Pre-opening costs incurred during the three months ended March 31, 2008 were related to Encore at Wynn Las Vegas which opened in December 2008. We expect to incur pre-opening costs related to the expansion at Wynn Macau as we get closer to opening in 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2009 of $101.5 million increased by $38.7 million when compared to the three months ended March 31, 2008, primarily due to depreciation of the assets of Encore at Wynn Las Vegas.

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

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other for the three months ended March 31, 2009 were $16.5 million compared to approximately $24.3 million for the three months ended March 31, 2008. Property charges and other for the three months ended March 31, 2009 include the write-off of $14.9 million of aircraft purchase deposits. On February 19, 2009, we cancelled the agreements to purchase two aircraft. The deposit on one of the aircraft is refundable to the extent another buyer is found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, we wrote off these deposits in the first quarter of 2009. The remaining property charges were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the three months ended March 31, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The charge included production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In March 2008, the Company, together with the producers, elected to end the show’s run at Wynn Las Vegas in July 2008, pursuant to the contract. The remaining property charges were related to renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our properties.

Other non-operating costs and expenses

Interest income was $0.3 million for the three months ended March 31, 2009 compared to $11.9 million for the three months ended March 31, 2008. Interest income decreased $11.6 million primarily due to a significant decrease in the average interest rates earned on invested cash balances compared to the prior year quarter.

Interest expense was $57 million, net of capitalized interest of $2.4 million, for the three months ended March 31, 2009, compared to $45.3 million, net of capitalized interest of $16.9 million, for the three months ended March 31, 2008. Our interest expense increased due to $14.5 million less of capitalized interest related to our construction activities with the opening of Encore at Wynn Las Vegas in December 2008, approximately $5.7 million related to additional borrowings under our Wynn Macau credit facilities and $3.3 million associated with additional borrowings under the Wynn Las Vegas revolver. These increases were offset by approximately $9.4 million less interest due to the $625 million pay down of the Wynn Resorts term loan facility and approximately $2.4 million less interest due to lower average interest rates on the Wynn Las Vegas credit facilities.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $1.1 million for the three months ended March 31, 2009 resulting from the increase in the fair value of our interest rate swaps from December 31, 2008 to March 31, 2009. During the three months ended March 31, 2008 we recorded a net expense of $15.2 million resulting from the net decrease in the fair value of interest rate swaps between December 31, 2007 and March 31, 2008. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

During the three months ended March 31, 2009, Wynn Resorts purchased $39.3 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $10.6 million net of the write off of unamortized debt discount and debt issue costs.

Income Taxes

During the three months ended March 31, 2009, we recorded a tax expense of $15.9 million. Our provision for income taxes relates primarily to an increase in our foreign and domestic valuation allowances totaling $23.8 million relating to tax loss carryforwards and foreign tax credits not considered more likely than not realizable in the future. None of the Company’s foreign earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $6.6 million in such taxes for the three months ended March 31, 2009. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided from operations for the three months ended March 31, 2009 was $60.7 million compared to $138.3 million provided by operations for the three months ended March 31, 2008. This decrease is primarily due to the decrease in operating income and income tax benefits related to excess tax deductions associated with stock-based compensation costs that were not previously recognized.

Capital Resources

We require a certain amount of cash on hand for operations. At March 31, 2009, we had approximately $1.7 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes, enhancements to our properties, funding the remaining construction and retention payables related to Encore at Wynn Las Vegas (approximately $104.3 million) and to support the development and construction costs of Encore at Wynn Macau. Approximately $729.2 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of March 31, 2009, we had $0.4 million of availability under our Wynn Las Vegas credit facilities and no amounts available under our Wynn Macau credit facilities. Except for scheduled quarterly payments on two notes payable, we have no outstanding debt maturities until June 2010. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2009.

Cash and cash equivalents include investments in U.S. Treasury Bills and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $183.7 million for the three months ended March 31, 2009, and related primarily to cash payments on construction and retention payables related to Encore at Wynn Las Vegas and the construction of Encore at Wynn Macau.

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau is a second hotel tower for Wynn Macau situated on top of a new low-rise podium. We expect Encore at Wynn Macau to open in 2010.

Design of the project continues to progress and current construction activities as of April 2009, include the following:

•	The low-rise podium structure is complete;

•	The high-rise tower structure has reached the 48th floor;

•	Exterior glass installation has reached the 30th floor;

•	Interior fit-out is in progress in all areas;

•	The basement structure has been completed; and

•	The central plant (located on the roof of Wynn Macau) is complete.

In July 2007, Wynn Macau S.A. issued a notice to proceed and on November 8, 2007, executed a guaranteed maximum price contract for $347.8 million with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau.

We expect total development and construction costs to be approximately $700 million. The project budget will be funded from our cash flow from operations at Wynn Macau and existing cash balances.

As of March 31, 2009, we had incurred approximately $254.6 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Wynn Resorts

On March 20, 2009, we completed a secondary common stock offering of approximately 11 million shares resulting in net proceeds of $202.3 million. These funds were included in our cash and cash equivalents as of March 31, 2009.

Wynn Las Vegas 6 5/8% Fixed Mortgage Notes

During the three months ended March 31, 2009, Wynn Resorts purchased $39.3 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $10.6 million net of the write off of unamortized debt discount and debt issue costs. As of March 31, 2009, Wynn Resorts holds this debt and has not contributed such debt to its wholly-owned subsidiary Wynn Las Vegas.

Las Vegas Operations

As of March 31, 2009, our Wynn Las Vegas credit facilities consisted of a $900 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). During the three months ended March 31, 2009, we did not borrow any incremental amounts under the Revolver, and as of March 31, 2009 we had an outstanding balance of $879.5 million. We also had $20.1 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, $0.4 million remained available under the Revolver for future borrowings as of March 31, 2009.

On April 17, 2009, we entered into a fourth amendment to our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with our Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; (iii) extends the maturity on approximately $610 million of Wynn Las Vegas revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, we (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the overall interest rate spread on the Wynn Las Vegas Credit Facility from LIBOR plus 1.7% to LIBOR plus 2.6%.

As amended, the Wynn Las Vegas revolver commitments will reduce by $61 million on August 15, 2011, and an additional $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the Wynn Las Vegas commitments did not agree to the amendment. Those commitments will mature on the original maturity date of August 15, 2011. The Wynn Las Vegas Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

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

Wynn Macau

As of March 31, 2009, our Wynn Macau credit facilities consisted of a $550 million equivalent fully funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) (together the “Wynn Macau Credit Facilities”), in a combination of Hong Kong and U.S. dollars. Wynn Macau has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.75%.

During the three months ended March 31, 2009, we borrowed approximately $500 million under the Wynn Macau Revolver. As of March 31, 2009, our outstanding balance was approximately $1 billion and we have no remaining amounts available to borrow under the Wynn Macau Credit Facilities.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2009, we had outstanding letters of credit totaling $20.1 million.

Contractual Obligation and Commitments

Other than the $500 million draw under our Wynn Macau Revolver in February 2009, and the cancelation of two aircraft purchases in February 2009 that had future commitments of $85 million at December 31, 2008, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and the distribution of loan proceeds. Further, the Wynn Resorts term loan places various restrictions on our ability to pay dividends with the proceeds of certain dispositions and certain funds drawn from such term loan.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow and to the extent additional funds are required, with additional contributions from Wynn Resorts. We cannot assure you, however, that our Las Vegas operations will generate sufficient cash flow from operations or that future contributions from Wynn Resorts or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash and operating cash flow. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change to these policies for the three months ended March 31, 2009.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) on January 1, 2009, did not impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009, did not impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009, did not have a material impact on our financial position, results of operations or cash flows.

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

Wynn Resorts Swap

On February 1, 2008, we entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts Term Loan, which bears interest at LIBOR plus 2.25%. Pursuant to the terms of this interest rate swap, we paid a fixed rate of 2.836% on the $1 billion notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.09%. On December 8, 2008, we modified the terms of this swap so that the current notional amount is $375 million, which matches the current debt outstanding. Pursuant to the amendment, we now pay a fixed rate of 3.95% which fixes the interest rate at approximately 6.2%. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/decrease in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting. This interest rate swap agreement matures in June 2010.

Wynn Macau

As of March 31, 2009, we had two interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swap agreements mature in August 2011.

These interest rate swaps fix the interest rates on the current U.S. dollar and Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.382% and 5.14%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/decrease in swap fair value in our Condensed Consolidated Statements of Operations, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of March 31, 2009 and December 31, 2008 (all amounts in thousands):

Liability fair value at:	Wynn Resorts	Wynn Macau	Net Total Interest Rate Swaps
March 31, 2009	$(13,378)	$(13,400)	$(26,778)
December 31, 2008	$(15,334)	$(12,539)	$(27,873)

The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods.

Interest Rate Sensitivity

As of March 31, 2009, approximately 49% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $24.5 million.

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

(a) Disclosure Controls and Procedures. During the review of its first quarter 2009 tax provision, the Company determined that its controls over financial reporting relating to the determination and reporting of the Company’s income tax provision and related deferred tax accounts did not operate as intended. The Company identified deficiencies in the computation of its deferred tax accounts that constitute a material weakness.

In light of these deficiencies, the Company developed processes and activities and performed additional analysis including detailed reviews and clerical tests of schedules and confirmed that the Company’s income tax accounts in its condensed consolidated financial statements included in the Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). With respect to its procedures for future periods, the Company intends to hire additional tax staff and engage an external accounting firm to review the income tax provision calculations performed by its internal tax department prior to the submission of such work to its external auditors in order to prevent or detect similar future occurrences.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation and solely in light of the deficiencies noted above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, although as described in Part I, Item 4(a) above, in connection with the Company’s preparation and review of its first quarter 2009 tax provision, the Company subsequently developed and performed additional processes and determined to initiate additional steps relating to the preparation and review of is income tax provisions.

Part II—OTHER INFORMATION

Item IA.	Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to those risk factors during the three months ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

We have not adopted a policy regarding the payment of dividends, however we plan to evaluate the payment of dividends from time to time.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and the distribution of loan proceeds. Further, the Wynn Resorts term loan places various restrictions on our ability to pay dividends with the proceeds of certain dispositions and certain funds drawn from such term loan.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(2)

*10.1	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.

*10.2	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Marc D. Schorr.

*10.3	Amendment to Employment Agreement, dated as of February 13, 2009, by and between Wynn Resorts, Limited and Matt Maddox.

10.4	Fourth Amendment to Employment Agreement, dated as of March 5, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(3)

*10.5	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and John Strzemp.

10.6	Fourth Amendment to Employment Agreement, dated as of March 23, 2009, by and between Wynn Resorts, Limited and John Strzemp.(4)

*10.7	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Worldwide Wynn and Linda E. Chen.

*10.8	Third Amendment to Agreement to Lease made as of March 18, 2009, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 9, 2009, and incorporated herein by reference.

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 23, 2009 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 11, 2009	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)