Form 10-Q
period 2009-06-30
WYNN RESORTS LTD
filed 2009-08-05
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common stock, $0.01 par value	123,114,040

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,090,182	$1,133,904
Receivables, net	118,553	125,196
Inventories	113,153	120,944
Prepaid expenses and other	29,732	31,047

Total current assets	1,351,620	1,411,091
Property and equipment, net	5,098,567	5,118,646
Intangibles, net	46,886	49,049
Deferred financing costs	66,080	65,877
Deferred income taxes	1,999	—
Deposits and other assets	79,542	106,429
Investment in unconsolidated affiliates	4,032	4,696

Total assets	$6,648,726	$6,755,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$122,815	$232,136
Current portion of long-term debt	2,675	2,685
Current portion of land concession obligation	17,282	6,068
Income taxes payable	1,192	1,283
Accrued interest	10,449	21,485
Accrued compensation and benefits	55,195	85,803
Gaming taxes payable	68,643	66,954
Other accrued expenses	28,736	15,820
Customer deposits and other liabilities	218,142	209,906
Deferred income taxes	798	3,018
Construction retention	28,190	78,599

Total current liabilities	554,117	723,757
Long-term debt	4,124,390	4,290,424
Other long-term liabilities	108,391	124,511
Deferred income taxes	—	8,551
Construction retention	8,672	6,950

Total liabilities	4,795,570	5,154,193

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 135,900,244 and 124,817,994 shares issued; 123,095,290 and 112,013,040 shares outstanding	1,359	1,248
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	2,994,285	2,734,276
Accumulated other comprehensive income	2,354	2,614
Accumulated deficit	(25,435)	(17,136)

Total stockholders’ equity	1,853,156	1,601,595

Total liabilities and stockholders’ equity	$6,648,726	$6,755,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues:
Casino	$508,345	$623,637	$1,049,999	$1,215,408
Rooms	95,185	86,811	193,591	172,073
Food and beverage	111,550	96,955	221,141	188,020
Entertainment, retail and other	69,472	72,958	132,604	141,112

Gross revenues	784,552	880,361	1,597,335	1,716,613
Less: promotional allowances	(61,296)	(55,204)	(134,124)	(112,750)

Net revenues	723,256	825,157	1,463,211	1,603,863

Operating costs and expenses:
Casino	327,298	399,947	703,803	788,325
Rooms	25,099	20,412	50,055	40,743
Food and beverage	64,171	55,125	124,159	106,796
Entertainment, retail and other	40,017	43,257	76,034	87,874
General and administrative	83,105	84,973	176,598	164,235
Provision for doubtful accounts	3,935	1,194	7,829	12,716
Pre-opening costs	40	6,821	40	12,144
Depreciation and amortization	102,731	63,961	204,199	126,693
Property charges and other	(5,938)	5,298	10,547	29,565

Total operating costs and expenses	640,458	680,988	1,353,264	1,369,091

Operating income	82,798	144,169	109,947	234,772

Other income (expense):
Interest income	524	5,495	838	17,384
Interest expense, net of capitalized interest	(53,689)	(40,982)	(110,721)	(86,250)
Increase in swap fair value	3,261	23,919	4,356	8,707
Gain on extinguishment of debt	11,878	—	22,513	—
Equity in income (loss) from unconsolidated affiliates	(33)	163	(38)	971
Other	287	926	211	111

Other income (expense), net	(37,772)	(10,479)	(82,841)	(59,077)

Income before income taxes	45,026	133,690	27,106	175,695
Benefit (provision) for income taxes	(19,547)	138,280	(35,441)	143,152

Net income (loss)	$25,479	$271,970	$(8,335)	$318,847

Basic and diluted income (loss) per common share:
Net income (loss):
Basic	$0.21	$2.45	$(0.07)	$2.85
Diluted	$0.21	$2.42	$(0.07)	$2.82
Weighted average common shares outstanding:
Basic	122,161	111,128	117,391	111,770
Diluted	122,386	112,365	117,391	112,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(8,335)	$318,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204,199	126,693
Deferred income taxes	32,320	(144,450)
Stock-based compensation	11,794	8,554
Excess tax benefits from stock-based compensation	(38,616)	—
Amortization and writeoffs of deferred financing costs, and other	15,205	10,774
Gain on extinguishment of debt	(22,513)	—
Provision for doubtful accounts	7,829	12,716
Property charges and other	10,547	29,565
Equity in income (loss) of unconsolidated affiliates, net of distributions	664	544
Increase in swap fair value	(4,356)	(8,707)
Increase (decrease) in cash from changes in:
Receivables, net	(1,187)	12,632
Inventories and prepaid expenses and other	11,825	(10,334)
Accounts payable and accrued expenses	(47,713)	(18,034)

Net cash provided by operating activities	171,663	338,800

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(307,112)	(606,412)
Restricted cash	—	(443)
Deposits and purchase of other assets	4,470	(29,547)
Other	794	3,861

Net cash used in investing activities	(301,848)	(632,541)

Cash flows from financing activities:
Proceeds from exercise of stock options	892	1,504
Excess tax benefits from stock-based compensation	38,616	—
Proceeds from issuance of common stock	209,760	—
Proceeds from issuance of long-term debt	587,780	361,000
Principal payments on long-term debt	(679,934)	(2,353)
Repurchase of Wynn Las Vegas First Mortgage Notes	(50,048)	—
Cash restricted for stock repurchases	—	456,143
Purchase of treasury stock	—	(460,580)
Payments on long-term land concession obligation	(2,997)	(2,836)
Payment of financing costs	(17,814)	(151)

Net cash provided by financing activities	86,255	352,727

Effect of exchange rate on cash	208	(278)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(43,722)	58,708
Balance, beginning of period	1,133,904	1,275,120

Balance, end of period	$1,090,182	$1,333,828

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

The Company currently owns and operates casino hotel resort properties in Las Vegas, Nevada and Macau. In Las Vegas, Nevada, the Company owns Wynn Las Vegas, which opened on April 28, 2005 and was expanded with the opening of Encore at Wynn Las Vegas on December 22, 2008. In Macau, the Company owns Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing Encore at Wynn Macau, an expansion of Wynn Macau which is expected to open in the first half of 2010.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Summary of Significant Accounting Policies

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2009 and December 31, 2008, approximately 71% and 78%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rooms	$11,219	$8,846	$25,597	$17,562
Food and beverage	19,796	18,567	43,570	39,713
Entertainment, retail and other	2,412	2,012	5,378	4,346

Total	$33,427	$29,425	$74,545	$61,621

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the Condensed Consolidated Statements of Operations. These taxes totaled approximately $198.5 million and $258.8 million for the three months ended June 30, 2009 and 2008, respectively, and $419 million and $502 million for the six months ended June 30, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended June 30, 2009 and 2008, advertising costs totaled approximately $4 million and $6.3 million, respectively. For the six months ended June 30, 2009 and 2008, advertising costs totaled approximately $12.4 million and $13.7 million, respectively. During the three and six months ended June 30, 2008 there was approximately $0.8 million and $1.3 million, respectively of advertising costs that were included in pre-opening expenses.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2008 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

Subsequent Events

In accordance with accounting standards for subsequent events, the Company has evaluated subsequent events through August 4, 2009, the date these financial statements were issued.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and adopted the remaining provisions of SFAS 157 on January 1, 2009. The Company currently does not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of this statement on January 1, 2009, did not have an impact the Company’s condensed consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. This statement addresses the effects of elimination of the qualifying special-purpose entity (“QSPE”) concept from SFAS 140 and responds to concerns about the application of certain key provisions of FIN 46 (R). This statement amends FIN46 (R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This Statement is effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting this statement on its condensed consolidated financial statements.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding (used in calculation of basic earnings per share)	122,161	111,128	117,391	111,770
Potential dilution from the assumed exercise of stock options and non-vested stock	225	1,237	—	1,216

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	122,386	112,365	117,391	112,986

For the six months ended June 30, 2009, the Company recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for the six months ended June 30, 2009. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for the six months ended June 30, 2009, because to do so would have been anti-dilutive include 5,203,755 stock options and 915,500 nonvested stock.

4. Comprehensive Income (loss)

Comprehensive income (loss) consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$25,479	$271,970	$(8,335)	$318,847
Currency translation adjustment	(272)	(2,438)	(260)	(406)

Comprehensive income (loss)	$25,207	$269,532	$(8,595)	$318,441

As of June 30, 2009 and December 31, 2008, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2009 and 2008 totaled approximately $117.9 million and $115.3 million, respectively. Interest capitalized for the six months ended June 30, 2009 and 2008 totaled approximately $4.7 million and $37.4 million, respectively.

During the six months ended June 30, 2009 and 2008, capital expenditures include a decrease of $142.4 million and an increase of approximately $3.4 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
Casino	$185,842	$200,115
Hotel	25,592	18,311
Other	9,334	9,589

	220,768	228,015
Less: allowance for doubtful accounts	(102,215)	(102,819)

	$118,553	$125,196

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
Land and improvements	$709,207	$707,531
Buildings and improvements	3,167,585	3,164,082
Airplanes	77,326	77,326
Furniture, fixtures and equipment	1,575,875	1,556,507
Leasehold interest in land	81,566	67,358
Construction in progress	355,151	221,696

	5,966,710	5,794,500
Less: accumulated depreciation	(868,143)	(675,854)

	$5,098,567	$5,118,646

As of June 30, 2009 and December 31, 2008, construction in progress primarily consisted of costs capitalized in conjunction with the development and construction of Encore at Wynn Macau.

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $7,425 at June 30, 2009, and $9,561 at December 31, 2008	$1,626,805	$1,690,439
Wynn Resorts Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	—	375,000
Wynn Las Vegas Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 2.8%	676,685	879,484
Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
Wynn Macau Senior Term Loan Facilities; due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	552,541	552,561
$1 billion Wynn Macau Senior Revolving Credit Facility, due June 2012; interest at LIBOR or HIBOR plus 1.75%	979,559	502,356
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	38,850	39,550
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	27,625	28,709
Other	—	10

	4,127,065	4,293,109
Current portion of long-term debt	(2,675)	(2,685)

	$4,124,390	$4,290,424

Wynn Las Vegas 6 5/8% First Mortgage Notes

During the three and six months ended June 30, 2009, Wynn Resorts purchased $26.5 million and $65.8 million, respectively, face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) through open market purchases at a discount. These transactions resulted in gains on early extinguishment of debt, net of the write-off of unamortized debt discount and debt issue costs, of $3.1 million and $13.7 million for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Wynn Resorts Term Loan Facility

In June 2009, the Company purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility for $364.7 million, reflecting a discounted price of 97.25%. In connection with this transaction, the Company recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost.

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

Pursuant to the fourth amendment, the Wynn Las Vegas revolver commitments will reduce by an additional $61 million on August 15, 2011, and a further $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the Wynn Las Vegas revolver commitments did not agree to the amendment, with the result that their commitments mature on the original maturity date of August 15, 2011.

Wynn Macau Senior Revolving Credit Facility

In February 2009, the Company borrowed approximately $500 million under the Wynn Macau Senior Revolving Credit Facility. As of June 30, 2009, the outstanding balance was approximately $980 million and the Company has approximately $25 million of availability under the Wynn Macau Senior Revolving Credit Facility.

Debt Covenant Compliance

As of June 30, 2009, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The estimated fair value of the Company’s long-term debt at June 30, 2009 was approximately $3.5 billion compared to the carrying value which was $4.1 billion. The estimated fair value is based upon the most recent trades at June 30, 2009.

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and such officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2009 and December 31, 2008, Mr. Wynn and the other officers and directors had a credit balance with the Company of approximately $519,333 and $434,003, respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and his wife, Elaine P. Wynn (“Mrs. Wynn”), who is also a director of Wynn Resorts, lease from year to year villa suites in the Wynn Las Vegas resort as their personal residences. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three-year period commencing July 1, 2005 and ended June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suite are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000. In March 2009, this lease was amended to add an additional unit to the leased premises. Based upon a third-party appraisal, there was no change in the rent due to the significant deterioration in the Las Vegas rental market.

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

10. Property Charges and Other

Property charges and other for the three months ended June 30, 2009 include the return of $8.1 million of aircraft deposits written off in the first quarter of 2009. On February 19, 2009, the Company cancelled the agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, the Company wrote off these deposits in the first quarter of 2009. In May 2009, another buyer was found for one of the aircraft and in accordance with the original purchase agreement, a portion of the Company’s deposit was refunded. The Company also incurred property charges of $2.2 million during the three months ended June 30, 2009 which were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended June 30, 2008 include a $3.6 million charge at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant.

Property charges and other for the six months ended June 30, 2009 include the write-off of $14.9 million of aircraft purchase deposits in the first quarter of 2009, offset by the refund of $8.1 million of such deposits in May 2009, discussed above. The remaining property charges during 2009 were related to renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the six months ended June 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The Company also incurred a charge of $3.6 million at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant. The remaining property charges during 2008 were related to renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

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

The following table represents the historical fair values as of June 30, 2009 and December 31, 2008. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. As of June 30, 2009, the Wynn Resorts interest rate swap is included in other current accrued liabilities and the Wynn Macau interest rate swaps are included in other long-term liabilities.

Liability fair value at: (amounts in thousands)	Wynn Resorts	Wynn Macau	Net Total Interest Rate Swaps
June 30, 2009	$(11,767)	$(11,750)	$(23,517)
December 31, 2008	$(15,334)	$(12,539)	$(27,873)

Wynn Resorts Swap

The Company entered into this interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 3.95% which had fixed the interest rate at approximately 6.2% through June 2010 on the related debt. Although the debt originally associated with this interest rate swap has been retired as of June 30, 2009, the swap agreement is still effective. This will result in a monthly settlement with the counterparty equal to the difference between LIBOR (receive amount) and the fixed pay rate of 3.95% on the notional amount of $375 million through June 2010, the date the swap agreement matures.

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

12. Share-Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payment” effective January 1, 2006. The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Casino	$2,112	$1,744	$3,962	$2,938
Rooms	135	164	270	342
Food and beverage	56	222	234	450
Entertainment, retail and other	36	53	86	106
General and administrative	4,026	2,953	7,242	4,718

Total stock-based compensation expense	6,365	5,136	11,794	8,554
Total stock-based compensation capitalized	146	168	292	336

Total stock-based compensation costs	$6,511	$5,304	$12,086	$8,890

During the three months ended June 30, 2009, the Company granted 2.6 million stock options to employees and directors.

13. Stockholders’ Equity

On March 20, 2009, the Company completed a secondary common stock offering of 11,040,000 shares with net proceeds of $202.3 million.

14. Adoption of FSP APB 14-1

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”). The FSP requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.

In July 2003, the Company issued $250 million aggregate principal amount of 6% Convertible Subordinated Debentures due July 15, 2015 (the “Debentures”). During 2006, $25.9 million principal amount of the Debentures were converted into 1,124,862 shares of common stock. On June 15, 2007, the Company announced its intent to redeem all remaining amounts of the Debentures on July 20, 2007. Prior to redemption, in July 2007, all of the holders converted their Debentures into shares of the Company’s common stock. Upon adoption of the FSP on January 1, 2009, the Company recorded an adjustment to retained earnings as of December 31, 2008 of $84.5 million which reflects the cumulative additional interest expense, net of capitalized interest of $13.2 million and loss on extinguishment of debt, net of taxes, that the Company would have recorded related to the Debentures if it had followed the FSP from the issuance date of such Debentures. The adoption of this FSP did not have a material impact on our results of operations for the periods ended June 30, 2009 and 2008.

15. Commitments and Contingencies

Wynn Macau

Encore at Wynn Macau Construction and Development. Construction continues on a further expansion of Wynn Macau. Encore at Wynn Macau is expected to open in the first half of 2010, adding a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas, along with restaurants, retail and gaming space. Wynn Macau, S.A. has executed a guaranteed maximum price contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of Encore at Wynn Macau. The contract sum, including change orders through June 30, 2009, totals $401.5 million. The current project budget is approximately $650 million.

Through June 30, 2009, the Company had incurred approximately $309.5 million of project costs related to the development and construction of Encore at Wynn Macau.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made payments to the Macau government under the land concession contract and is required to make one final semi-annual payment (including interest) for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000. The Company is in discussions with the Macau government regarding amendments to its land concession arrangement due to the construction of Encore at Wynn Macau and the additional square feet that will be added as a result of such construction. The Company is working closely with the government with respect to this revision and has received a preliminary indication of an additional land premium payment of approximately $14.2 million that is expected to be payable prior to year end upon execution of the amendment. As of June 30, 2009, the Company has accrued this estimated payment.

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

Litigation

The Company does not have any material litigation as of June 30, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of June 30, 2009, the Company had not recorded a receivable related to this matter.

16. Income Taxes

During the three and six months ended June 30, 2009, the Company recorded a tax expense of $19.5 million and $35.4 million, respectively. Our provision for income taxes relates primarily to an increase in our foreign and domestic valuation allowances totaling $23.8 million relating to tax loss carryforwards and foreign tax credits not considered more likely than not realizable in the future and to our current earnings including the gain on extinguishment of debt and forecasted effective tax rate. None of the Company’s foreign earnings are considered permanently invested abroad. During the three and six months ended June 30, 2009, the Company recognized income tax benefits related to excess tax deductions associated with compensation costs under SFAS No. 123(R) of $45 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $15.3 million in such taxes during the six months ended June 30, 2009. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement. During June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax on dividends distributed to and otherwise due by shareholders. This agreement is effective as of 2006. Therefore, included in the tax provision for the three and six months ended June 30,2009 are the amounts related to the years 2006 through the first half of 2009 totaling $3.2 million. This agreement on dividends is effective through 2010.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas, including Encore at Wynn Las Vegas, and Wynn Macau, including Encore at Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	June 30, 2009	December 31, 2008
Total assets
Wynn Las Vegas (including Encore at Wynn Las Vegas )	$4,369,013	$4,584,271
Wynn Macau (including Encore at Wynn Macau)	1,996,174	1,415,325
Corporate and other assets	283,539	756,192

Total consolidated assets	$6,648,726	$6,755,788

The Company’s segment information on its results of operations is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues
Wynn Las Vegas, including Encore for 2009	$312,814	$295,261	$604,090	$582,421
Wynn Macau	410,442	529,896	859,121	1,021,442

Total Net Revenues	$723,256	$825,157	$1,463,211	$1,603,863

Adjusted Property EBITDA (1)
Wynn Las Vegas, including Encore for 2009	$75,506	$81,795	$119,357	$150,233
Wynn Macau	117,173	155,187	231,816	284,582

Total	192,679	236,982	351,173	434,815

Other operating costs and expenses and other
Pre-opening costs	40	6,821	40	12,144
Depreciation and amortization	102,731	63,961	204,199	126,693
Property charges and other	(5,938)	5,298	10,547	29,565
Corporate expenses and other	13,081	16,570	26,478	30,670
Equity in income/(loss) from unconsolidated affiliates	(33)	163	(38)	971

Total	109,881	92,813	241,226	200,043

Operating income	82,798	144,169	109,947	234,772

Non-operating costs and expenses
Interest income	524	5,495	838	17,384
Interest expense, net	(53,689)	(40,982)	(110,721)	(86,250)
Increase in swap fair value	3,261	23,919	4,356	8,707
Gain on extinguishment of debt	11,878	—	22,513	—
Equity in income/(loss) from unconsolidated affiliates	(33)	163	(38)	971
Other	287	926	211	111

Total	(37,772)	(10,479)	(82,841)	(59,077)

Income before income taxes	45,026	133,690	27,106	175,695
Benefit (provision) for income taxes	(19,547)	138,280	(35,441)	143,152

Net income (loss)	$25,479	$271,970	$(8,335)	$318,847

(1)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses, and includes equity in income/(loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted Property EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Other

In July 2009, one of the Company’s subsidiaries filed an application with the Hong Kong Stock Exchange in connection with a possible listing on the exchange. The shares have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exemption from such registration requirements. No decisions have yet been made regarding the timing or terms of any such offering or whether the subsidiary will ultimately proceed with such a transaction.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	completion of Encore at Wynn Macau on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Macau with anticipated cash flows generated at Wynn Macau;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks and travel-related visa restrictions);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as H1N1 influenza, avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the war in Iraq and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	future legal proceedings.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two resort casinos. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas as our Las Vegas Operations. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. We are currently constructing Encore at Wynn Macau, a further expansion of Wynn Macau, which is expected to open in the first half of 2010.

Our Resorts

The following table sets forth information about our operations as of August 2009:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas	4,750	183,000	230	2,770
Macau	600	205,000	380	1,170

Las Vegas Operations

Our Las Vegas Operations consist of Wynn Las Vegas and the recently opened Encore at Wynn Las Vegas.

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 217 acres of land fronting the Las Vegas Strip. We also own approximately 18 additional acres of land across Sands Avenue, a portion of which is utilized for employee parking. Wynn Las Vegas currently features:

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

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to our resort.

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

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel and entertainment industries both domestically and abroad continues to remain highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have continued to decline year over year, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and continued throughout the first half of 2009. Based on our experience over the last several quarters and current market conditions, we believe that our Las Vegas Operations will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and departmental profitability. As a result of the current economic conditions, we have focused on efficiency initiatives that we began implementing at both of our properties and corporate offices in early 2009. These initiatives include reductions in pay for salaried employees, reduced work weeks for full-time hourly employees, a reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) plan. We continually review the cost structure of our operating properties and corporate offices to identify further opportunities to reduce costs. In addition to the slowing global economy, Wynn Macau continues to be adversely affected by the visa restrictions implemented in September 2008.

Results of Operations

Our results of operations for the periods presented are not comparable as the three and six months ended June 30, 2009 includes Encore at Wynn Las Vegas which opened on December 22, 2008, whereas the prior year periods included only Wynn Las Vegas and Wynn Macau. We believe that our operating results at both properties for the three and six months ended June 30, 2009, were adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have and may continue to adversely impact our financial results. In addition, as noted above, visa restrictions have placed certain limitations on visitation to Macau. These restrictions have and will continue to adversely impact visitation to Macau by residents of mainland China.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Revenues
Wynn Las Vegas, including Encore for 2009	$312,814	$295,261	$604,090	$582,421
Wynn Macau	410,442	529,896	859,121	1,021,442

Total Net Revenues	$723,256	$825,157	$1,463,211	$1,603,863

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of the Company’s operational performance for the periods in which a Condensed Consolidated Statement of Operations is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino at Wynn Macau, customers primarily purchase gaming chips from gaming tables. The cash and net markers used to purchase the gaming chips from gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casino at Wynn Las Vegas and in the general casino at Wynn Macau.

In our VIP casino at Wynn Macau, customers primarily purchase non-negotiable chips (“Rolling Chips”) from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage compared to chips purchased at the table within the general casino. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP casino is recorded as turnover and provides the base for measuring VIP casino win percentage. Because of this difference in chip purchase activity, the measurement base used in the general casino is not the same as that used in the VIP casino. It is customary in Macau to measure VIP casino play using this Rolling Chip method.

The measurement method in Las Vegas and in the general casino at Wynn Macau tracks the initial purchase of chips, while the measurement method in the VIP casino at Wynn Macau tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the general casino. As a result, the expected win percent with the same amount of gaming win (numerator) is smaller in the VIP casino at Wynn Macau as opposed to the general casino in Las Vegas and Macau.

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games between the two casinos. Each type of table game has its own theoretical win percentage. The life to date win percentage for Wynn Las Vegas table games is 22% whereas the life to date win percentage for the general casino table games at Wynn Macau is 19.4%.

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

Financial results for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

As noted earlier, our financial results for the three months ended June 30, 2009 are not comparable to the three months ended June 30, 2008, as the three months ended June 30, 2009 include the expansion of Wynn Las

Vegas by Encore at Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas and Wynn Macau.

Revenues

Net revenues for the three months ended June 30, 2009 are comprised of $508.3 million in casino revenues (70.3% of total net revenues) and $214.9 million of net non-casino revenues (29.7% of total net revenues). Net revenues for the three months ended June 30, 2008 were comprised of $623.6 million in casino revenues (75.6% of total net revenues) and $201.5 million of net non-casino revenues (24.4% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2009 of approximately $508.3 million represents a $115.3 million (or 18.5%) decrease from casino revenues of $623.6 million for the three months ended June 30, 2008. We expanded Wynn Las Vegas with the opening of Encore in December 2008. Encore added approximately 95 table games and approximately 835 slot machines to our casino operations in Las Vegas. Even with these additions, our Las Vegas Operations experienced an increase of only $3.7 million in casino revenues compared to the prior year quarter. Drop increased less than 1% and our average table games win percentage (before discounts) was 20.7% for the quarter ended June 30, 2009, which was below the expected range of 21% to 24% and compares to 20.4% for the prior year quarter. Slot handle at our Las Vegas Operations decreased 1.8% during the three months ended June 30, 2009 as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau decreased $119 million during the three months ended June 30, 2009, compared to the prior year quarter. At Wynn Macau, we experienced a 31.4% decrease in the VIP revenue segment due to a 22.2% decrease in turnover and a win percentage of 2.66%, which was below the expected range of 2.7% to 3.0%, and compares to 2.96% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop decreased 23.3% when compared to the prior year quarter and the average table games win percentage was 21.5%, which is above the expected range of 18% to 20%. The average table game win percentage at Wynn Macau for the three months ended June 30, 2008 was 18.9%. Slot handle at Wynn Macau increased 14.4% compared to the prior year quarter and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in slot handle was primarily due to the play of several high-end slot customers.

For the three months ended June 30, 2009, room revenues were approximately $95.2 million, an increase of $8.4 million compared to prior year room revenue of $86.8 million. Room revenue at our Las Vegas Operations increased approximately $9.3 million compared to the prior year quarter reflecting the addition of 2,034 suites at Encore at Wynn Las Vegas, which opened December 22, 2008. In Las Vegas, we continued to experience a significant decrease in occupancy and room rates during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Room revenue at Wynn Macau decreased approximately $0.9 million due to a decrease in occupancy and room rates compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended June 20,
	2009	2008
Average Daily Rate
Las Vegas	$218	$302
Macau	263	277
Occupancy
Las Vegas	86.6%	96.5%
Macau	86.7%	87.9%
REVPAR
Las Vegas	$188	$292
Macau	228	244

Other non-casino revenues for the three months ended June 30, 2009 include food and beverage revenues of approximately $111.6 million, retail revenues of approximately $39.8 million, entertainment revenues of approximately $12.2 million, and other revenues from outlets such as the spa and salon, of approximately $17.5 million. Other non-gaming revenues for the three months ended June 30, 2008 included food and beverage revenues of approximately $97 million, retail revenues of approximately $38.4 million, entertainment revenues of approximately $18.8 million, and other revenues from outlets, including the spa and salon, of approximately $15.8 million. Food and beverage revenues at our Las Vegas Operations increased as a result of the additional 12 food and beverage outlets located in Encore at Wynn Las Vegas, which opened in December 2008, offset by a decrease of $1.1 million at Wynn Macau, as compared to the prior year quarter. Although we added new retail outlets at Encore, retail revenues in Las Vegas were flat, offset by an increase at Wynn Macau. Entertainment revenues at Wynn Las Vegas decreased over the prior year quarter primarily due to the closure of the Spamalot production show at Wynn Las Vegas in July 2008.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2009, departmental expenses included casino expense of $327.3 million, rooms expense of $25.1 million, food and beverage expense of $64.2 million, and entertainment, retail and other expense of $40 million. Also included are general and administrative expenses of approximately $83.1 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2008, departmental expenses included casino expenses of $399.9 million, room expenses of $20.4 million, food and beverage expenses of $55.1 million, and entertainment and retail and other expenses of $43.3 million. Also included for 2008 are general and administrative expenses of approximately $85 million and approximately $1.2 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the three months ended June 30, 2009 due to a decrease in casino revenues especially at Wynn Macau where we incur a gaming revenue tax of 39%. Room, food and beverage and general and administrative expenses increased as a result of the opening of Encore at Wynn Las Vegas in December 2008. Entertainment, retail and other expense declined primarily as a result of the closure of Spamalot at Wynn Las Vegas in July 2008. Our provision for doubtful accounts receivable declined during the three months ended June 30, 2009, compared to the prior year quarter due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce a portion of the additional reserves we recorded in the third quarter of 2008.

Pre-opening costs

During the three months ended June 30, 2009, we incurred minimal pre-opening costs compared to $6.8 million for the three months ended June 30, 2008. Pre-opening costs incurred during the three months ended June 30, 2008 were related to Encore at Wynn Las Vegas which opened in December 2008. We expect to incur pre-opening costs related to the expansion at Wynn Macau as we get closer to opening in 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2009 of $102.7 million increased by $38.8 million when compared to the three months ended June 30, 2008, primarily due to depreciation of the assets of Encore at Wynn Las Vegas.

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

Property charges and other

Property charges and other for the three months ended June 30, 2009 was a net gain of $5.9 million compared to an expense of $5.3 million for the three months ended June 30, 2008. Property charges and other for the three months ended June 30, 2009 include the return of $8.1 million of aircraft purchase deposits written off during the first quarter of 2009. On February 19, 2009, we cancelled the agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, we wrote off these deposits in the first quarter of 2009. In May 2009, another buyer was found for one of the aircraft and in accordance with the original purchase agreement, a portion of the deposit was refunded. The remaining property charges were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the three months ended June 30, 2008 include a $3.6 million charge at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our properties.

Other non-operating costs and expenses

Interest income was $0.5 million for the three months ended June 30, 2009 compared to $5.5 million for the three months ended June 30, 2008. Interest income decreased $5 million primarily due to a significant decrease in the average interest rates earned on invested cash balances compared to the prior year quarter.

Interest expense was $53.7 million, net of capitalized interest of $2.3 million, for the three months ended June 30, 2009, compared to $41 million, net of capitalized interest of $20.5 million, for the three months ended June 30, 2008. Our interest expense increased due to $18.2 million less of capitalized interest related to our construction activities with the opening of Encore at Wynn Las Vegas in December 2008, approximately $3 million related to additional borrowings on our Wynn Macau credit facilities and $2.3 million associated with additional borrowings and higher interest rates on the Wynn Las Vegas revolver. These increases were offset by approximately $8 million less interest expense due to the November 2008 paydown of the Wynn Resorts term loan, as well as the subsequent $375 million payoff of such term loan in June 2009, and approximately $2.8 million less interest due to lower average interest rates on the remainder of our debt.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $3.3 million for the three months ended June 30, 2009 resulting from the increase in the fair value of our interest rate swaps from March 31, 2009 to June 30, 2009. During the three months ended June 30, 2008 we recorded a gain of $23.9 million resulting from the net increase in the fair value of interest rate swaps between March 31, 2008 and June 30, 2008. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

During the three months ended June 30, 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility for $364.7 million, reflecting a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, we purchased $26.5 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $3.1 million, net of the write off of unamortized debt discount and debt issue costs.

Income Taxes

During the three months ended June 30, 2009, we recorded a tax expense of $19.5 million and during the three months ended June 30, 2008 we recorded a tax benefit of $138.3 million. Our provision for income taxes for the three months ended June 30, 2009 relates primarily to our current earnings including the gain on extinguishment of debt and forecasted effective tax rate. During the quarter ended June 30, 2008 we recorded a deferred tax benefit primarily associated with foreign tax credits applicable to earnings not considered permanently invested abroad. None of the Company’s foreign earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $8.7 million in such taxes for the three months ended June 30, 2009. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement. During June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax on dividends distributed to and otherwise due by shareholders. This agreement is effective as of 2006. Therefore, included in the tax provision for the three months ended June 30, 2009, are the amounts related to the years 2006 through the first half of 2009 totaling $3.2 million. This agreement on dividends is effective through 2010.

Financial results for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

As noted earlier, our financial results for the six months ended June 30, 2009 are not comparable to the six months ended June 30, 2008, as the six months ended June 30, 2009 include the expansion of Wynn Las Vegas which opened on December 22, 2008, whereas the prior year includes only Wynn Las Vegas and Wynn Macau.

Revenues

Net revenues for the six months ended June 30, 2009 are comprised of $1,050 million in casino revenues (71.8% of total net revenues) and $413.2 million of net non-casino revenues (28.2% of total net revenues). Net revenues for the six months ended June 30, 2008 were comprised of $1,215.4 million in casino revenues (75.8% of total net revenues) and $388.5 million of net non-casino revenues (24.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the six months ended June 30, 2009 of approximately $1,050 million represents a $165.4 million (or 13.6%) decrease from casino revenues of $1,215.4 million for the six months ended June 30, 2008. We expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas in December 2008. Encore added approximately 95 table games and approximately 835 slot machines to our Las Vegas casino operations. Even with these additions, our Las Vegas Operations experienced a 1.6% decrease in casino revenues compared to the prior year due to a 1.2% decrease in drop and a decrease in our average table games win percentage. Our average table games win percentage (before discounts) for the six months ended June 30, 2009 was 19.2%, which was below the expected range of 21% to 24% and compares to 20.2% for the prior year. Slot handle at our Las Vegas Operations increased less than 1% during the six months ended June 30, 2009 as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau decreased $161.4 million during the six months ended June 30, 2009, compared to the prior year. At Wynn Macau, we experienced a 24.6% decrease in the VIP revenue segment due to a 25.0% decrease in turnover. Our win as a percent of turnover was 3.07%, which was above the expected range of 2.7% to 3.0%, and compares to 2.99% in the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play in that segment. In our general casino at Wynn Macau, drop decreased 19.4% when compared to the prior year and the average table games win percentage was 21.8%, which is above the expected range of 18% to 20%. The average table game win percentage at Wynn Macau for the six months ended June 30, 2008 was 19.3%. Slot handle at Wynn Macau increased 27.7% compared to the prior year and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in slot handle was primarily due to the play of several high-end slot customers.

For the six months ended June 30, 2009, room revenues were approximately $193.6 million, an increase of $21.5 million compared to prior year room revenue of $172.1 million. Room revenue at our Las Vegas Operations increased approximately $23.8 million compared to the prior year quarter due to the addition of 2,034 suites at Encore at Wynn Las Vegas, which opened December 22, 2008. In Las Vegas, we continued to experience a significant decrease in occupancy and room rates during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Room revenue at Wynn Macau decreased approximately $2.3 million due to a decrease in occupancy and room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Six Months Ended June 20,
	2009	2008
Average Daily Rate
Las Vegas	$220	$300
Macau	265	277
Occupancy
Las Vegas	88.0%	96.2%
Macau	85.0%	88.2%
REVPAR
Las Vegas	$194	$289
Macau	225	244

Other non-casino revenues for the six months ended June 30, 2009 include food and beverage revenues of approximately $221.1 million, retail revenues of approximately $74.8 million, entertainment revenues of approximately $25 million, and other revenues from outlets such as the spa and salon, of approximately $32.8 million. Other non-gaming revenues for the six months ended June 30, 2008 included food and beverage revenues of approximately $188 million, retail revenues of approximately $73.4 million, entertainment revenues of approximately $38.1 million, and other revenues from outlets, including the spa and salon, of approximately $29.6 million. Food and beverage revenues at our Las Vegas Operations increased as a result of the additional 12 food and beverage outlets located in Encore at Wynn Las Vegas, which opened in December 2008, offset by a decrease of $2.3 million at Wynn Macau, as compared to the prior year. Although we added new retail outlets at Encore, retail revenues in Las Vegas decreased, offset by an increase at Wynn Macau. Entertainment revenues decreased over the prior year primarily due to the closure of the Spamalot production show at Wynn Las Vegas in July 2008.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2009, departmental expenses included casino expense of $703.8 million, rooms expense of $50.1 million, food and beverage expense of $124.2 million, and entertainment, retail and other expense of $76 million. Also included are general and administrative expenses of approximately $176.6 million and approximately $7.8 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2008, departmental expenses included casino expenses of $788.3 million, room expenses of $40.7 million, food and beverage expenses of $106.8 million, and entertainment and retail and other expenses of $87.9 million. Also included are general and administrative expenses of approximately $164.2 million and approximately $12.7 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the six months ended June 30, 2009, due to a decrease in casino revenues especially at Wynn Macau where we incur a gaming revenue tax of 39%. Room, food and beverage and general and administrative expenses increased as a result of the opening of Encore at Wynn Las Vegas in December 2008. Entertainment, retail and other expense declined primarily as a result of the closure of Spamalot at Wynn Las Vegas in July 2008. Our provision for doubtful accounts receivable declined during the six months ended June 30, 2009, compared to the prior year due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce a portion of the additional reserves we recorded in the third quarter of 2008.

Pre-opening costs

During the six months ended June 30, 2009, we incurred minimal pre-opening costs compared to $12.1 million for the six months ended June 30, 2008. Pre-opening costs incurred during the six months ended June 30, 2008 were related to Encore at Wynn Las Vegas which opened in December 2008. We expect that pre-opening costs related to the expansion at Wynn Macau will accelerate as we get closer to opening in 2010.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2009 of $204.2 million increased by $77.5 million when compared to the six months ended June 30, 2008, primarily due to depreciation of the assets of Encore at Wynn Las Vegas.

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

Property charges and other

Property charges and other for the six months ended June 30, 2009 were $10.5 million compared to approximately $29.6 million for the six months ended June 30, 2008. Property charges and other for the six months ended June 30, 2009 include the $14.9 million of aircraft purchase deposits written off during the first quarter of 2009, offset by refunds of such deposits of $8.1 million in May 2009 when another buyer for the aircraft was found. On February 19, 2009, we cancelled the agreements to purchase two aircraft. The remaining property charges of $3.7 million were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the six months ended June 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. We also incurred a $3.6 million charge at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant. The remaining property charges during 2008 were related to renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our properties.

Other non-operating costs and expenses

Interest income was $0.8 million for the six months ended June 30, 2009 compared to $17.4 million for the six months ended June 30, 2008. Interest income decreased $16.6 million primarily due to a significant decrease in the average interest rates earned on invested cash balances compared to the prior year period.

Interest expense was $110.7 million, net of capitalized interest of $4.7 million, for the six months ended June 30, 2009, compared to $86.3 million, net of capitalized interest of $37.4 million, for the six months ended June 30, 2008. Our interest expense increased due to $32.7 million less of capitalized interest related to our construction activities with the opening of Encore at Wynn Las Vegas in December 2008, approximately $8.8 million related to additional borrowings on our Wynn Macau credit facilities and $6.2 million associated with additional borrowings and increased interest rates on the Wynn Las Vegas revolver. These increases were offset by approximately $17.3 million less interest due to the November 2008 paydown of the Wynn Resorts term loan, as well as the subsequent $375 million payoff of such term loan in June 2009, and approximately $6 million less interest due to lower average interest rates on the remainder of our debt including the expiration of the Wynn Las Vegas interest rate swap in December 2008.

Our interest rate swaps are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $4.4 million for the six months ended June 30, 2009 resulting from the increase in the fair value of our interest rate swaps from December 31, 2008 to June 30, 2009. During the six months ended June 30, 2008 we recorded a gain of $8.7 million resulting from the net increase in the fair value of interest rate swaps between December 31, 2007 and June 30, 2008. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

During the six months ended June 30, 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility at a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, we purchased $65.8 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs.

Income Taxes

During the six months ended June 30, 2009, we recorded a tax expense of $35.4 million. Our provision for income taxes relates primarily to an increase in our foreign and domestic valuation allowances totaling $23.8 million relating to tax loss carryforwards and foreign tax credits not considered more likely than not realizable in the future and an increase in our earnings including the gain on extinguishment of debt and forecasted effective tax rate. During the six months ended June 30, 2008, we recorded a deferred tax benefit of $143.2 million primarily associated with foreign tax credits applicable to earnings not considered permanently invested abroad. None of the Company’s foreign earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $15.3 million in such taxes for the six months ended June 30, 2009. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special

Gaming tax (at a rate equal to 39%) and other levies in accordance with its concession agreement. During June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax on dividends distributed to and otherwise due by shareholders. This agreement is effective as of 2006. Therefore, included in the tax provision for the six months ended June 30, 2009, are the amounts related to the years 2006 through the first half of 2009 totaling $3.2 million. This agreement on dividends is effective through 2010.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided by operations for the six months ended June 30, 2009 was $171.7 million compared to $338.8 million provided by operations for the six months ended June 30, 2008. This decrease is primarily due to the decrease in operating income as discussed above and income tax benefits related to excess tax deductions associated with stock-based compensation costs that were not previously recognized.

Capital Resources

We require a certain amount of cash on hand for operations. At June 30, 2009, we had approximately $1.1 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes, enhancements to our properties, funding the remaining construction and retention payables related to Encore at Wynn Las Vegas (approximately $59 million) and to support the development and construction costs of Encore at Wynn Macau. Approximately $193.4 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of June 30, 2009, we had no availability under our Wynn Las Vegas credit facilities. Except for scheduled quarterly payments on two notes payable, we have no outstanding debt maturities until August 2011. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2009.

Cash and cash equivalents include investments in U.S. Treasury Bills, money market funds and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $307.1 million for the six months ended June 30, 2009, and related primarily to cash payments on construction and retention payables related to Encore at Wynn Las Vegas and the continued construction of Encore at Wynn Macau.

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau is a second hotel tower for Wynn Macau situated on top of a new low-rise podium. We expect Encore at Wynn Macau to open in the first half of 2010.

Design of the project continues to progress and current construction activities as of August 2009, include the following:

•	The basement, low-rise and high-rise structure are complete;

•	Exterior glass curtain wall installation has reached the 44th floor;

•	Permanent power connection has been energized; and

•	Interior fit-out is in progress in all areas.

We have executed a guaranteed maximum price contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau. The current guaranteed maximum price, including change orders as of June 30, 2009, is $401.5 million.

We expect total development and construction costs to be approximately $650 million. The project budget will be funded from our cash flow from operations at Wynn Macau and existing cash balances.

As of June 30, 2009, we had incurred approximately $309.5 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Wynn Resorts

In March 2009, we completed a secondary common stock offering of approximately 11 million shares resulting in net proceeds of $202.3 million.

In June 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility for $364.7 million reflecting a discounted price of 97.25%. In connection with this transaction, the Company recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost.

Wynn Las Vegas 6 5/8% Fixed Mortgage Notes

During the six months ended June 30, 2009, Wynn Resorts purchased $65.8 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. These transactions resulted in a gain on early extinguishment of debt of $13.7 million net of the write off of unamortized debt discount and debt issue costs. As of June 30, 2009, Wynn Resorts holds this debt and has not contributed such debt to its wholly-owned subsidiary Wynn Las Vegas. For accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Las Vegas Operations

As of June 30, 2009, our Wynn Las Vegas credit facilities, as amended, consisted of a $696.8 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). As of June 30, 2009, we had borrowed $676.7 million under the Revolver. We also had $20.1 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, no amounts remain available under the Revolver for future borrowings as of June 30, 2009.

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

As amended, the Wynn Las Vegas revolver commitments will reduce by $61 million on August 15, 2011, and an additional $55 million on August 15, 2012. The remaining commitments will mature on July 15, 2013. Lenders holding $87 million of the Wynn Las Vegas commitments did not agree to the amendment, with the result that their commitments will mature on the original maturity date of August 15, 2011. The Wynn Las Vegas Term Loan will mature in two installments: $112.5 million will be payable on September 30, 2012 and the remaining $112.5 million will be payable on August 15, 2013.

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

The Wynn Las Vegas Credit Agreement contains a requirement that the company must make mandatory repayments of indebtedness from specified percentages of excess cash flow beginning after the opening of Encore. If our Wynn Las Vegas subsidiary meets a Consolidated Leverage Ratio, as defined in the Credit Agreement, of greater than 3.5 : 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Credit Agreement. If the Consolidated Leverage Ratio is less than 3.5 : 1, then no repayment is required. Based on the current economic conditions in which we are operating, we do not believe that Wynn Las Vegas will meet the requirement for mandatory repayment pursuant to this provision of the Credit Agreement during the fiscal year ending December 31, 2009, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2009.

Wynn Macau

As of June 30, 2009, our Wynn Macau credit facilities consisted of a $550 million equivalent fully funded senior term loan facility (“the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) (together the “Wynn Macau Credit Facilities”), in a combination of Hong Kong and U.S. dollars. Wynn Macau has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.75%.

During the six months ended June 30, 2009, we borrowed approximately $500 million under the Wynn Macau Revolver and repaid approximately $25 million. As of June 30, 2009, our outstanding balance was approximately $980 million and we have approximately $25 million available to borrow under the Wynn Macau Credit Facilities.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2009, we had outstanding letters of credit totaling $20.1 million.

Contractual Obligation and Commitments

Other than the $500 million draw under our Wynn Macau Revolver in February 2009, the $375 million paydown of the Wynn Resorts term loan in June 2009, the $203 million net paydown of the Wynn Las Vegas revolver in April 2009, and the cancelation of two aircraft purchases in February 2009 that had future commitments of $85 million at December 31, 2008, there have been no material changes to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow and to the extent additional funds are required, with additional contributions from Wynn Resorts. We cannot assure you, however, that our Las Vegas operations will generate sufficient cash flow from operations or that future contributions from Wynn Resorts or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash and operating cash flow. However, we cannot assure you that operating cash flows be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change to these policies for the six months ended June 30, 2009.

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We partially adopted the provisions of SFAS 157 effective January 1, 2008 and adopted the remaining provisions of SFAS 157 on January 1, 2009. We currently do not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of this statement on January 1, 2009, did not have an impact our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) on January 1, 2009, did not impact our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009, did not impact our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009, did not have a material impact our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. This statement addresses the effects of elimination of the qualifying special-purpose entity (QSPE) concept from SFAS 140 and responds to concerns about the application of certain key provisions of FIN 46 (R). This statement amends FIN46 (R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This Statement is effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting this statement on its condensed consolidated financial statements.

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We account for these swaps under SFAS No. 133 and its related interpretations. We measure the fair value of our interest rate swaps on a recurring basis pursuant to SFAS No. 157, “Fair Value Measurements”.

Wynn Resorts Swap

We entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts Term Loan Facility. Pursuant to the terms of this interest rate swap, we pay a fixed rate of 3.95% which had fixed the interest rate at approximately 6.2% through June 2010 on the related debt. Although the debt originally associated with this interest rate swap has been retired as of June 30, 2009, the swap agreement is still effective. This will result in a monthly settlement with the counterparty equal to the difference between LIBOR (receive amount) and the fixed pay rate of 3.95% on the notional amount of $375 million through June 2010, the date the swap agreement matures. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/decrease in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

Wynn Macau

As of June 30, 2009, we had two interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swap agreements mature in August 2011.

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

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of June 30, 2009 and December 31, 2008 (all amounts in thousands):

Liability fair value at:	Wynn Resorts	Wynn Macau	Net Total Interest Rate Swaps
June 30, 2009	$(11,767)	$(11,750)	$(23,517)
December 31, 2008	$(15,334)	$(12,539)	$(27,873)

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

Interest Rate Sensitivity

As of June 30, 2009, approximately 46% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $22.2 million.

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

(a) Disclosure Controls and Procedures. During the review of its first quarter 2009 tax provision, the Company determined that its controls over financial reporting related to the determination and reporting of the Company’s income tax provision and related deferred tax accounts did not operate as intended. The Company identified deficiencies in the computation of its deferred tax accounts that constitute a material weakness.

In light of these deficiencies, the Company developed processes and activities and performed additional analysis including detailed reviews and clerical tests of schedules and confirmed that the Company’s income tax accounts in its condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). With respect to its current procedures, the Company has engaged an external accounting firm which has reviewed its tax provision calculations performed by its internal tax department. In addition, the Company is in the process of hiring additional tax personnel in order to prevent or detect similar future occurrences.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that, as described in Part I, Item 4(a) above, in connection with the Company’s preparation and review of its first quarter 2009 tax provision, the Company subsequently developed and implemented additional processes, including engaging an external accounting firm to review its tax provision calculations performed by its internal tax department.

Part II—OTHER INFORMATION

Item IA.	Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to those risk factors during the six months ended June 30, 2009.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 5, 2009. The following proposals were presented to a vote of the stockholders.

Proposal No. 1 – Election of Directors (Class III)

Director	Votes For	Votes Withheld
Linda Chen	101,755,980	1,825,593
John A. Moran	82,373,536	21,208,037
Elaine P. Wynn	100,693,675	2,887,898

The following Class II directors remain in office with their term expiring in 2010 – Stephen A. Wynn, Ray R. Irani, Alvin V. Shoemaker and D. Boone Wayson. The following Class III directors remain in office with their term expiring in 2011 – Russell Goldsmith, Kazua Okada, Robert J. Miller and Allen Zeman.

Proposal No. 2 – Election of Independent Auditors

To ratify the Company’s designation of Ernst & Young LLP as the independent auditors for the Company and all subsidiaries for the 2009 fiscal year:

Votes For	Against	Abstain
103,486,672	74,192	20,709

Item 6. Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and each of the Lender parties thereto.(3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on April 21, 2009 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 4, 2009	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)