Form 10-Q
period 2009-09-30
WYNN RESORTS LTD
filed 2009-11-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common stock, $0.01 par value	123,125,207

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,296,078	$1,133,904
Receivables, net	122,258	125,196
Inventories	111,793	120,944
Prepaid expenses and other	28,268	31,047

Total current assets	1,558,397	1,411,091
Property and equipment, net	5,087,166	5,118,646
Intangibles, net	45,773	49,049
Deferred financing costs	62,661	65,877
Deferred income taxes	12,295	—
Deposits and other assets	91,862	106,429
Investment in unconsolidated affiliates	3,904	4,696

Total assets	$6,862,058	$6,755,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$115,335	$232,136
Current portion of long-term debt	2,675	2,685
Current portion of land concession obligation	14,211	6,068
Income taxes payable	1,114	1,283
Accrued interest	37,265	21,485
Accrued compensation and benefits	60,827	85,803
Gaming taxes payable	84,188	66,954
Other accrued expenses	36,802	15,820
Customer deposits and other liabilities	284,674	209,906
Deferred income taxes	1,038	3,018
Construction retention	15,281	78,599

Total current liabilities	653,410	723,757
Long-term debt	4,188,747	4,290,424
Other long-term liabilities	115,939	124,511
Deferred income taxes	—	8,551
Construction retention	8,672	6,950

Total liabilities	4,966,768	5,154,193

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 135,930,161 and 124,817,994 shares issued; 123,125,207 and 112,013,040 shares outstanding	1,359	1,248
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	3,002,209	2,734,276
Accumulated other comprehensive income	2,354	2,614
Retained earnings (deficit)	8,775	(17,136)

Total stockholders’ equity	1,895,290	1,601,595

Total liabilities and stockholders’ equity	$6,862,058	$6,755,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Casino	$565,072	$590,576	$1,615,071	$1,805,984
Rooms	91,181	79,603	284,772	251,676
Food and beverage	109,152	87,607	330,293	275,627
Entertainment, retail and other	71,500	69,306	204,104	210,418

Gross revenues	836,905	827,092	2,434,240	2,543,705
Less: promotional allowances	(63,834)	(57,906)	(197,958)	(170,656)

Net revenues	773,071	769,186	2,236,282	2,373,049

Operating costs and expenses:
Casino	358,605	377,322	1,062,408	1,165,647
Rooms	30,238	19,317	80,293	60,060
Food and beverage	64,048	52,607	188,207	159,403
Entertainment, retail and other	43,623	39,436	119,657	127,310
General and administrative	88,946	85,371	265,544	249,606
Provision for doubtful accounts	5,150	36,296	12,979	49,012
Pre-opening costs	330	13,911	370	26,055
Depreciation and amortization	101,907	65,635	306,106	192,328
Property charges and other	725	1,623	11,272	31,188

Total operating costs and expenses	693,572	691,518	2,046,836	2,060,609

Operating income	79,499	77,668	189,446	312,440

Other income (expense):
Interest income	407	2,731	1,245	20,115
Interest expense, net of capitalized interest	(50,140)	(40,263)	(160,861)	(126,513)
Increase (decrease) in swap fair value	(5,344)	(3,588)	(988)	5,119
Gain on extinguishment of debt	—	—	22,513	—
Equity in income (loss) from unconsolidated affiliates	(38)	430	(76)	1,401
Other	(3)	(2,805)	208	(2,694)

Other income (expense), net	(55,118)	(43,495)	(137,959)	(102,572)

Income before income taxes	24,381	34,173	51,487	209,868
Benefit (provision) for income taxes	9,829	17,026	(25,612)	160,178

Net income	$34,210	$51,199	$25,875	$370,046

Basic and diluted income per common share:
Net income:
Basic	$0.28	$0.50	$0.22	$3.40
Diluted	$0.28	$0.49	$0.22	$3.36
Weighted average common shares outstanding:
Basic	122,200	103,266	119,011	108,915
Diluted	122,610	104,270	119,263	110,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$25,875	$370,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,106	192,328
Deferred income taxes	22,291	(160,491)
Stock-based compensation	18,697	13,990
Excess tax benefits from stock-based compensation	(38,616)	—
Amortization and writeoffs of deferred financing costs, and other	20,674	15,422
Gain on extinguishment of debt	(22,513)	—
Provision for doubtful accounts	12,979	49,012
Property charges and other	11,272	31,188
Equity in income (loss) of unconsolidated affiliates, net of distributions	792	756
Decrease (increase) in swap fair value	988	(5,119)
Increase (decrease) in cash from changes in:
Receivables, net	(10,040)	(8,654)
Inventories and prepaid expenses and other	14,801	(24,801)
Accounts payable and accrued expenses	83,866	15,098

Net cash provided by operating activities	447,172	488,775

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(431,182)	(943,407)
Restricted cash	—	(574)
Deposits and purchase of other assets	(2,797)	(44,071)
Other	1,022	4,273

Net cash used in investing activities	(432,957)	(983,779)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,762	2,773
Excess tax benefits from stock-based compensation	38,616	—
Proceeds from issuance of common stock	209,760	—
Proceeds from issuance of long-term debt	652,780	1,379,808
Principal payments on long-term debt	(680,862)	(2,909)
Repurchase of Wynn Las Vegas First Mortgage Notes	(50,048)	—
Cash restricted for stock repurchases	—	500,068
Purchase of treasury stock	—	(940,130)
Payments on long-term land concession obligation	(6,069)	(5,744)
Cash paid to settle swap	—	(2,193)
Payment of financing costs	(18,172)	(3,979)

Net cash provided by financing activities	147,767	927,694

Effect of exchange rate on cash	192	5,859

Cash and cash equivalents:
Increase in cash and cash equivalents	162,174	438,549
Balance, beginning of period	1,133,904	1,275,120

Balance, end of period	$1,296,078	$1,713,669

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Current Report on Form 8-K filed August 7, 2009. The Form 8-K reflects the retrospective application of the Company’s accounting for convertible debt under new accounting standards that were adopted on January 1, 2009, as required.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $954.5 million and $762.1 million at September 30, 2009 and December 31, 2008, respectively, were invested in money market accounts and U.S. treasuries. The Company utilized Level 1 inputs as described in Note 9 to determine fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2009 and December 31, 2008, approximately 76% and 78%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenues are recognized net of certain sales incentives which are recorded as a reduction of revenue. Consequently, the Company’s casino revenues are reduced by discounts, certain commissions and points earned in customer loyalty programs, such as the players club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rooms	$11,743	$9,041	$37,340	$26,603
Food and beverage	20,839	19,450	64,409	59,163
Entertainment, retail and other	3,471	3,409	8,849	7,755

Total	$36,053	$31,900	$110,598	$93,521

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenues and are recorded as an expense within the “Casino” line item in the accompanying Condensed

Consolidated Statements of Operations. These taxes totaled approximately $223.2 million and $231.6 million for the three months ended September 30, 2009 and 2008, respectively, and $642.2 million and $733.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2009 and 2008, advertising costs totaled approximately $4.2 million and $4.5 million, respectively. For the nine months ended September 30, 2009 and 2008, advertising costs totaled approximately $16.6 million and $18.2 million, respectively. During the three and nine months ended September 30, 2008 there was approximately $0.8 million and $2 million, respectively of advertising costs related to Encore at Wynn Las Vegas that were included in pre-opening expenses.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2008 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

Subsequent Events

In accordance with accounting standards for subsequent events, the Company has evaluated subsequent events through November 9, 2009, the date these financial statements were issued.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting standards regarding fair value measurements. These standards define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. These standards do not require any new fair value measurements. The Company partially adopted these new standards effective January 1, 2008 and adopted the remaining provisions on January 1, 2009. The Company currently does not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of these standards on January 1, 2009, did not have an impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding business combinations. These new accounting standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. These new accounting standards apply prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding noncontrolling interest in consolidated financial statements. These new accounting standards establish accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. They also clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These new accounting standards change the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. These new accounting standards also establish reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. These new accounting standards are effective for fiscal years beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact the Company’s condensed consolidated financial statements, however the new standards will apply beginning in the fourth quarter of 2009 as a result of the initial public offering of shares of Wynn Macau, Limited on the Hong Kong stock exchange as discussed in Note 18.

In March 2008, the FASB issued new accounting standards regarding disclosures about derivative instruments and hedging activities. These new accounting standards are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. These new accounting standards are effective for fiscal years beginning after November 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting these new accounting standards on its condensed consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (“EPS”), is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include stock options and nonvested stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding (used in calculation of basic earnings per share)	122,200	103,266	119,011	108,915
Potential dilution from the assumed exercise of stock options and non-vested stock	410	1,004	252	1,191

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	122,610	104,270	119,263	110,106

4. Comprehensive Income

Comprehensive income consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$34,210	$51,199	$25,875	$370,046
Currency translation adjustment	—	5,412	(260)	5,006

Comprehensive income	$34,210	$56,611	$25,615	$375,052

As of September 30, 2009 and December 31, 2008, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2009 and 2008 totaled approximately $139.7 million and $145 million, respectively. Interest capitalized for the nine months ended September 30, 2009 and 2008 totaled approximately $7.3 million and $61.4 million, respectively.

During the nine months ended September 30, 2009 and 2008, capital expenditures include a decrease of $179.1 million and an increase of approximately $15 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
Casino	$194,223	$200,115
Hotel	27,922	18,311
Other	8,375	9,589

	230,520	228,015
Less: allowance for doubtful accounts	(108,262)	(102,819)

	$122,258	$125,196

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
Land and improvements	$709,436	$707,531
Buildings and improvements	3,194,974	3,164,082
Airplanes	77,326	77,326
Furniture, fixtures and equipment	1,581,178	1,556,507
Leasehold interest in land	81,566	67,358
Construction in progress	407,568	221,696

	6,052,048	5,794,500
Less: accumulated depreciation	(964,882)	(675,854)

	$5,087,166	$5,118,646

As of September 30, 2009 and December 31, 2008, construction in progress primarily consisted of costs capitalized in conjunction with the development and construction of Encore at Wynn Macau.

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $7,141 at September 30, 2009, and $9,561 at December 31, 2008	$1,627,089	$1,690,439
Wynn Resorts Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25%	—	375,000
Wynn Las Vegas Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 2.8%	741,650	879,484
Wynn Las Vegas Term Loan Facility; $112.5 million due September 30, 2012 with remaining $112.5 million due August 15, 2013; interest at LIBOR plus 1.875%	225,000	225,000
Wynn Macau Senior Term Loan Facilities; due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	552,541	552,561
Wynn Macau Senior Revolving Credit Facility, due June 2012; interest at LIBOR or HIBOR plus 1.75%	979,559	502,356
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	38,500	39,550
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	27,083	28,709
Other	—	10

	4,191,422	4,293,109
Current portion of long-term debt	(2,675)	(2,685)

	$4,188,747	$4,290,424

Wynn Las Vegas 6 5/8% First Mortgage Notes

During the three and nine months ended September 30, 2009, Wynn Resorts purchased $0 and $65.8 million, respectively, face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 (the “First Mortgage Notes”) through open market purchases at a discount. These transactions resulted in gains on early extinguishment of debt, net of the write-off of unamortized debt discount and debt issue costs, of $13.7 million for the nine months ended September 30, 2009. As of September 30, 2009, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Wynn Resorts Term Loan Facility

In June 2009, the Company purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility for $364.7 million, reflecting a discounted price of 97.25%. In connection with this transaction, the Company recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost.

Wynn Las Vegas Credit Facility

In April 2009, the Company entered into a fourth amendment to the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with the Consolidated Interest

Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; (iii) extends the maturity on approximately $610 million of Wynn Las Vegas revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the term of the loan. In exchange for the amendments, the Company (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25% to approximately $697 million; and (ii) agreed to an increase in the overall interest rate spread on the Wynn Las Vegas Credit Facilities from LIBOR plus 1.7% to LIBOR plus 2.6%.

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

In August 2009, pursuant to the terms of the Credit Agreement, the Company expanded the availability of the Wynn Las Vegas revolver by $65 million. All of the additional availability was borrowed as of September 30, 2009.

In September 2009, the Company entered into a fifth amendment to the Wynn Las Vegas Credit Agreement. This amendment, among other things, (i) permits Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

Wynn Macau Senior Revolving Credit Facility

In February 2009, the Company borrowed approximately $500 million under the Wynn Macau Senior Revolving Credit Facility. As of September 30, 2009, the outstanding balance was approximately $980 million and the Company has approximately $25 million of availability under the Wynn Macau Senior Revolving Credit Facility.

Debt Covenant Compliance

As of September 30, 2009, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-term Debt

The estimated fair value of the Company’s long-term debt at September 30, 2009 was approximately $3.8 billion compared to the carrying value which was $4.2 billion. The estimated fair value is based upon the most recent trades at September 30, 2009.

9. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below, however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase/(decrease) in swap fair value in the accompanying Condensed Consolidated Statements of Operations, as the interest rate swaps do not qualify for hedge accounting.

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards regarding fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these swap contracts as Level 2.

The following table represents the historical fair values as of September 30, 2009 and December 31, 2008. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. As of September 30, 2009, the Wynn Resorts interest rate swap is included in other current accrued liabilities and the Wynn Las Vegas and Wynn Macau interest rate swaps are included in other long-term liabilities.

Liability fair value at: (amounts in thousands)	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
September 30, 2009	$(9,561)	$(3,978)	$(15,322)	$(28,861)
December 31, 2008	$(15,334)	$—	$(12,539)	$(27,873)

Wynn Resorts Swap

The Company entered into this interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts Term Loan Facility. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 3.95% which had fixed the interest rate at approximately 6.2% through June 2010 on the related debt. Although the debt originally associated with this interest rate swap was retired in June 2009, the swap agreement is still effective. This will result in a monthly settlement with the counterparty equal to the difference between LIBOR (receive amount) and the fixed pay rate of 3.95% on the notional amount of $375 million through June 2010, the date the swap agreement matures.

Wynn Las Vegas Swap

The Company entered into an interest rate swap agreement on August 14, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this new swap agreement, beginning November 27, 2009, the Company will pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012.

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

The Company entered into an interest rate swap agreement on August 17, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Revolving Credit Facility. Under this new swap agreement, beginning November 27, 2009, the Company will pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S. $300 million) incurred under the Wynn Macau Senior Revolving Credit Facility in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S. $300 million) of borrowings under the Wynn Macau Senior Revolving Credit Facility at approximately 3.9%. This interest rate swap agreement matures in June 2012.

10. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and such officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2009 and December 31, 2008, Mr. Wynn and the other officers and directors had a credit balance with the Company of approximately $426,163 and $434,003, respectively.

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

Wynn Macau—Intellectual Property License Agreement and Corporate Support Services

Wynn Resorts has licensed to Wynn Macau certain trademarks and service marks, other marks and works, and hotel/casino design, development and management know-how through an Intellectual Property License Agreement. Wynn Macau pays to Wynn Resorts a royalty fee pursuant to this agreement as a fixed percent of gross revenue. Wynn Macau was charged royalty fees of $17.8 million and $18.4 million during the three months ended September 30, 2009 and 2008, respectively. Such fees were $51.3 million and $58.3 million for the nine months ended September 30, 2009 and 2008, respectively. In the accompanying Condensed Consolidated Financial Statements these royalty fees have been eliminated in consolidation.

Wynn Resorts also provides corporate support services in large part related to assisting Wynn Macau with U.S. regulatory requirements. The costs of these services are billed to Wynn Macau based on the estimated time spent by the departments involved. Wynn Macau was charged $1.6 million and $3.6 million during the three months ended September 30, 2009 and 2008, respectively. Such costs were $6.5 million and $10.3 million for the nine months ended September 30, 2009 and 2008, respectively. In the accompanying Condensed Consolidated Financial Statements these corporate support service costs have been eliminated in consolidation.

11. Property Charges and Other

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended September 30, 2009 and 2008, were $0.7 million and $1.6 million, respectively, and related to miscellaneous remodels, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the nine months ended September 30, 2009 include the write-off of $14.9 million of aircraft purchase deposits in the first quarter of 2009, offset by the refund of $8.1 million of such deposits in May 2009. On February 19, 2009, the Company cancelled the agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, the Company wrote off these deposits in the first quarter of 2009. In May 2009, another buyer was found for one of the aircraft and in accordance with the original purchase agreement, a portion of the Company’s deposit was refunded. The remaining property charges during 2009 were related to renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the nine months ended September 30, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The Company also incurred a charge of $3.6 million at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant. The remaining property charges during 2008 were related to renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

12. Share-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Casino	$2,295	$2,000	$6,257	$4,938
Rooms	136	171	406	513
Food and beverage	55	217	289	667
Entertainment, retail and other	36	52	122	158
General and administrative	4,381	2,996	11,623	7,714

Total stock-based compensation expense	6,903	5,436	18,697	13,990
Total stock-based compensation capitalized	147	160	439	496

Total stock-based compensation costs	$7,050	$5,596	$19,136	$14,486

In May 2009, the Company granted 2.6 million stock options to employees and directors.

13. Stockholders’ Equity

On March 20, 2009, the Company completed a secondary common stock offering of 11,040,000 shares with net proceeds of $202.3 million.

14. Adoption of New Accounting Standards for Convertible Debt

In May 2008, new accounting standards were issued that require the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. These new accounting standards were effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and did not permit earlier application. However, the transition guidance required retrospective application to all periods presented and does not grandfather existing instruments.

In July 2003, the Company issued $250 million aggregate principal amount of 6% Convertible Subordinated Debentures due July 15, 2015 (the “Debentures”). During 2006, $25.9 million principal amount of the Debentures were converted into 1,124,862 shares of common stock. On June 15, 2007, the Company announced its intent to redeem all remaining amounts of the Debentures on July 20, 2007. Prior to redemption, in July 2007, all of the holders converted their Debentures into shares of the Company’s common stock. Upon adoption of the new accounting standards on January 1, 2009, the Company recorded an adjustment to retained earnings as of December 31, 2008 of $84.5 million which reflects the cumulative additional interest expense, net of capitalized interest of $13.2 million and loss on extinguishment of debt, net of taxes, that the Company would have recorded related to the Debentures if it had followed the new accounting standards from the issuance date of such Debentures. The adoption of this new accounting standard did not have a material impact on our results of operations for the periods ended September 30, 2009 and 2008.

15. Commitments and Contingencies

Wynn Macau

Encore at Wynn Macau Construction and Development. Construction continues on a further expansion of Wynn Macau. Encore at Wynn Macau is expected to open in the first half of 2010, adding a fully-integrated resort hotel to Wynn Macau with approximately 400 luxury suites and four villas, along with restaurants, retail and gaming space. Wynn Macau, S.A. has executed a guaranteed maximum price contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor, for the construction of Encore at Wynn Macau. The contract sum, including change orders through September 30, 2009, totals $417.4 million. The current project budget is approximately $650 million.

Through September 30, 2009, the Company had incurred approximately $375.6 million of project costs related to the development and construction of Encore at Wynn Macau.

Land Concession Contract. In June 2004, Wynn Macau, S.A. entered into a land concession contract for the Wynn Macau project site. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the Macau government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made all payments to the Macau government under the land concession contract for total payments of approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18 million to an unrelated third party for its relinquishment of rights to a portion of the land. During the term of the land concession contract, Wynn Macau, S.A. is also required to make annual lease payments of up to $400,000. The Company has agreed with the Macau government regarding amendments to its land concession arrangement due to the construction of Encore at Wynn Macau and the additional square footage that will be added as a result of such construction. The Company will make an additional one-time land premium payment of approximately $14.2 million that is expected to be paid prior to year end upon execution of the amendment. As of September 30, 2009, the Company has accrued this payment.

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

Litigation

The Company does not have any material litigation as of September 30, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of September 30, 2009, the Company had not recorded a receivable related to this matter.

16. Income Taxes

During the three and nine months ended September 30, 2009, the Company recorded a tax benefit/(expense) of $9.8 million and $(25.6) million, respectively. Our provision for income taxes relates primarily to an increase in our domestic valuation allowance totaling $28.7 million relating to foreign tax credits not considered more likely than not realizable in the future and to our current earnings including the gain on extinguishment of debt and forecasted effective tax rate. None of the Company’s foreign earnings are considered permanently invested abroad. During the three and nine months ended September 30, 2009, the Company recognized income tax benefits related to excess tax deductions associated with stock based compensation costs of $0 and $45 million, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $7.7 million and $22.9 million in such taxes during the three and nine months ended September 30, 2009, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies totaling 39% in accordance with its concession agreement. During June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax on dividends distributed to and otherwise due by shareholders. This agreement is effective as of 2006. Therefore, included in the tax provision for the three and nine months ended September 30, 2009 are the amounts related to the years 2006 through the nine months ended September 30, 2009 totaling approximately $0.2 million and $3.4 million respectively. This agreement on dividends is effective through 2010.

During the three and nine months ended September 30, 2009 the Company received the results of an Internal Revenue Service examination of its 2004 and 2005 tax returns. Subsequent to September 30, 2009 the Company filed its appeal of the examination’s findings. In connection with that appeal, the Company agreed to extend the statute of limitations for its 2004 and 2005 tax returns to March 15, 2011. The Company does not expect resolution of the findings within 12 months. The Company believes that its liabilities for uncertain tax positions related to the examination’s findings are adequate.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas, including Encore at Wynn Las Vegas, and Wynn Macau, including Encore at Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	September 30, 2009	December 31, 2008
Total assets
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$4,376,449	$4,584,271
Wynn Macau (including Encore at Wynn Macau)	2,132,594	1,415,325
Corporate and other assets	353,015	756,192

Total consolidated assets	$6,862,058	$6,755,788

The Company’s segment information for its results of operations is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues
Wynn Las Vegas, including Encore for 2009	$324,550	$294,430	$928,640	$876,850
Wynn Macau	448,521	474,756	1,307,642	1,496,199

Total Net Revenues	$773,071	$769,186	$2,236,282	$2,373,049

Adjusted Property EBITDA (1)
Wynn Las Vegas, including Encore for 2009	$70,042	$70,082	$189,399	$220,315
Wynn Macau	128,174	106,288	359,990	390,870

Total	198,216	176,370	549,389	611,185

Other operating costs and expenses and other
Pre-opening costs	330	13,911	370	26,055
Depreciation and amortization	101,907	65,635	306,106	192,328
Property charges and other	725	1,623	11,272	31,188
Corporate expenses and other	15,793	17,103	42,271	47,773
Equity in income/(loss) from unconsolidated affiliates	(38)	430	(76)	1,401

Total	118,717	98,702	359,943	298,745

Operating income	79,499	77,668	189,446	312,440

Non-operating costs and expenses
Interest income	407	2,731	1,245	20,115
Interest expense, net	(50,140)	(40,263)	(160,861)	(126,513)
(Decrease)/increase in swap fair value	(5,344)	(3,588)	(988)	5,119
Gain on extinguishment of debt	—	—	22,513	—
Equity in income/(loss) from unconsolidated affiliates	(38)	430	(76)	1,401
Other	(3)	(2,805)	208	(2,694)

Total	(55,118)	(43,495)	(137,959)	(102,572)

Income before income taxes	24,381	34,173	51,487	209,868
Benefit/(provision) for income taxes	9,829	17,026	(25,612)	160,178

Net income	$34,210	$51,199	$25,875	$370,046

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

18. Subsequent Events

Macau Subsidiary IPO

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold through an initial public offering, including the over allotment, 1,437,500 (27.7%) shares of this subsidiary’s common stock. Net proceeds to the Company as a result of this transaction were approximately $1.8 billion. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements. As a result of this transaction, the Company will follow accounting standards for noncontrolling interest in consolidated financial statements beginning in October 2009.

Wynn Las Vegas Credit Agreement

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, the Company purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolving Facility has been permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan Facility has been permanently reduced by $44.8 million. In connection with this transaction, the Company will recognize a gain of approximately $2.1 million on early retirement of debt in the fourth quarter of 2009.

7 7/8% Wynn Las Vegas First Mortgage Notes

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), each a direct or indirect wholly owned subsidiary of Wynn Resorts, Limited, issued, in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. Net proceeds to the Company were approximately $480 million, after deducting the original issue discount and underwriting fees and other expenses. The notes rank pari passu with the borrowing under the Wynn Las Vegas credit facilities and the outstanding 6 5/8% First Mortgage Notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement (see Note 8), the Company used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Term Loan facilities. Subsequent to this transaction and the offer to purchase loans discussed above, the outstanding balance under the Wynn Las Vegas Term Loan Facility is $80.4 million and the outstanding balance under the Wynn Las Vegas Revolving Facility is $317.9 million, with remaining availability of approximately $120 million. In connection with the permanent reduction of borrowings under the Wynn Las Vegas Credit Agreement, the Company will write off debt issue cost of approximately $5.8 million in the fourth quarter of 2009.

The notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the holders may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The Issuers have agreed to make an offer to exchange the notes for registered, publically traded notes that have substantially identical terms as the notes.

Wynn Resorts Interest Rate Swap

In October 2009, the Company terminated the Wynn Resorts interest rate swap discussed in Note 9, with a payment of $ 9.9 million.

Dividend

On November 6, 2009, the Company’s Board of Directors declared a special cash dividend of $4.00 per share on its outstanding common stock. This dividend will be payable on December 3, 2009, to stockholders of record on November 19, 2009. The stock will begin to trade ex-dividend on November 17, 2009. The Company’s Board of Directors also approved the commencement of a regular cash dividend program, beginning in 2010. It is currently anticipated this regular cash dividend will be $0.20 per common share for the first quarter of 2010, payable in the second quarter of 2010.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	completion of Encore at Wynn Macau on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Macau with anticipated cash flows generated at Wynn Macau;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks and travel-related visa restrictions);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease, such as H1N1 influenza, avian flu, or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the wars in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

Our Resorts

The following table sets forth information about our operations as of November 2009:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas	4,750	186,000	225	2,780
Macau	600	214,000	390	1,200

Las Vegas Operations

Our Las Vegas Operations consist of Wynn Las Vegas and Encore at Wynn Las Vegas.

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

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, two nightclubs and lounges.

Encore at Wynn Las Vegas

We opened Encore at Wynn Las Vegas on December 22, 2008. This resort is an expansion of Wynn Las Vegas. Encore at Wynn Las Vegas currently features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and Rock & Republic;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to our resort.

Wynn Macau

We opened Wynn Macau on September 6, 2006 and completed an expansion of this resort in December 2007. We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002. Wynn Macau currently features:

•	An approximately 214,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in five restaurants;

•

Approximately 48,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu and Zegna;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

On September 30, 2009, we added a new high-limit gaming salon containing approximately 40 slot machines. On November 1, 2009, we opened an additional private gaming salon containing 14 VIP table games. We also are reconfiguring an adjacent area to add another private gaming salon, which will include 15 VIP table games. This last private gaming salon is expected to open in late November 2009.

In June 2007, we commenced construction on a further expansion of Wynn Macau that will add a fully-integrated resort hotel named Encore at Wynn Macau, with approximately 400 luxury suites and four villas, as well as additional gaming areas that will include 37 VIP table games, approximately 20 high-limit slot machines, 24 premium mass market table games and 75 premium mass market slot machines, food and beverage and retail amenities. We expect Encore at Wynn Macau to open in the first half of 2010.

In response to our evaluation of Wynn Macau and the reactions of our guests, we have made and expect to continue to make, enhancements and refinements to the property.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to develop this property due to the current economic environment and certain restrictions in our Wynn Las Vegas credit facilities.

We have applied to the government of Macau for a land concession for approximately 52 acres on Cotai and are awaiting final governmental approval of this concession. No construction timeline or budget have been prepared.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel and entertainment industries both domestically and abroad continues to remain highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have continued to decline year over year, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout 2009. Based on our experience over the last several quarters and current market conditions, we believe that our Las Vegas Operations will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and departmental profitability. In addition, new supply in Las Vegas which is expected to open in December 2009 will continue to put pressure on occupancy and room rates going forward. As a result of the current economic conditions, we have focused on efficiency initiatives that we began implementing at both of our properties and corporate offices in early 2009. These initiatives include reductions in pay for salaried employees, reduced work weeks for full-time hourly employees, a reduction of 2009 bonus accruals and a suspension of the employer match to the 401(k) plan. We continually review the cost structure of our operating properties and corporate offices to identify further opportunities to reduce costs. In addition to the slowing global economy, Wynn Macau was adversely affected by the visa restrictions implemented in September 2008.

Wynn Macau IPO

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold through an initial public offering, including the over allotment, 1,437,500 (27.7%) shares of its common stock. We received net proceeds of approximately $1.8 billion as a result of this transaction. We will follow accounting standards for noncontrolling interest in consolidated financial statements beginning in October 2009, which will require us to reflect the net income of the noncontrolling interest separate from net income attributable to our common share holders and our earnings per share will be reported based on net income attributable to our common share holders (excluding the net income attributable to the noncontrolling interest).

Results of Operations

Our results of operations for the periods presented are not comparable as the three and nine months ended September 30, 2009 includes Encore at Wynn Las Vegas which opened on December 22, 2008, whereas the prior year periods included only Wynn Las Vegas and Wynn Macau. We believe that our operating results at both properties for the three and nine months ended September 30, 2009, were adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have and may continue to adversely impact our financial results. In addition, as noted above, visa restrictions have placed certain limitations on visitation to Macau.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Revenues
Wynn Las Vegas, including Encore for 2009	$324,550	$294,430	$928,640	$876,850
Wynn Macau	448,521	474,756	1,307,642	1,496,199

Total Net Revenues	$773,071	$769,186	$2,236,282	$2,373,049

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of the Company’s operational performance for the periods in which a Condensed Consolidated Statement of Operations is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino at Wynn Macau, customers primarily purchase gaming chips from gaming tables. The cash and net markers used to purchase the gaming chips from gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casinos at Wynn Las Vegas, Encore at Wynn Las Vegas and in the general casino at Wynn Macau.

In our VIP casino at Wynn Macau, customers primarily purchase non-negotiable chips (“Rolling Chips”) from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP casino is recorded as turnover and provides the base for measuring VIP casino win percentage. Because of this difference in chip purchase activity, the measurement base used in the general casino is not the same as that used in the VIP casino. It is customary in Macau to measure VIP casino play using this Rolling Chip method.

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

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games between the two casinos. Each type of table game has its own theoretical win percentage. The life to date win percentage for Wynn Las Vegas table games is 22.1% whereas the life to date win percentage for the general casino table games at Wynn Macau is 19.6%.

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

Financial results for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

As noted earlier, our financial results for the three months ended September 30, 2009 are not comparable to the three months ended September 30, 2008, as the three months ended September 30, 2009 include the expansion of Wynn Las Vegas by Encore at Wynn Las Vegas which opened on December 22, 2008, whereas the prior year quarter includes only Wynn Las Vegas and Wynn Macau.

Revenues

Net revenues for the three months ended September 30, 2009 are comprised of $565.1 million in casino revenues (73.1% of total net revenues) and $208 million of net non-casino revenues (26.9% of total net revenues). Net revenues for the three months ended September 30, 2008 were comprised of $590.6 million in casino revenues (76.8% of total net revenues) and $178.6 million of net non-casino revenues (23.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2009 of approximately $565.1 million represent a $25.5 million (or 4.3%) decrease from casino revenues of $590.6 million for the three months ended September 30, 2008. We expanded Wynn Las Vegas with the opening of Encore in December 2008. Encore added approximately 90 table games and approximately 800 slot machines to our casino operations in Las Vegas. Even with these additions, our Las Vegas Operations experienced an increase of only $0.8 million in casino revenues compared to the prior year quarter. Drop decreased 2.4% and our average table games win percentage (before discounts) was 23.7% for the quarter ended September 30, 2009, which was within the expected range of 21% to 24% and compares to 24.3% for the prior year quarter. Slot handle at our Las Vegas Operations decreased less than 1% during the three months ended September 30, 2009 as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau decreased $26.3 million during the three months ended September 30, 2009, compared to the prior year quarter. At Wynn Macau, we experienced a 5.1% decrease in the VIP revenue segment due to a decrease in win percentage from 3.10% in the prior year quarter to 2.84% during the three months ended September 30, 2009. Our expected win percentage is 2.7% to 3.0%. This decrease in win percentage was offset by an increase in turnover of 5.9% compared to the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop decreased 11.8% when compared to the prior year quarter and the average table games win percentage was 20.8%, which was within the expected range of 19% to 21%. The average table game win percentage at Wynn Macau for the three months ended September 30, 2008 was 20.3%. Slot handle at Wynn Macau decreased 11.2% compared to the prior year quarter and the slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended September 30, 2009, room revenues were approximately $91.2 million, an increase of $11.6 million compared to prior year room revenue of $79.6 million. Room revenue at our Las Vegas Operations increased approximately $11.5 million compared to the prior year quarter reflecting the addition of 2,034 suites at Encore at Wynn Las Vegas, which opened December 22, 2008. In Las Vegas, we continued to experience a significant decrease in occupancy and room rates during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Room revenue at Wynn Macau was flat.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended September 30,
	2009	2008
Average Daily Rate
Wynn Las Vegas	$210	$272
Wynn Macau	263	272
Occupancy
Wynn Las Vegas	83.9%	96.1%
Wynn Macau	89.2%	86.2%
REVPAR
Wynn Las Vegas	$176	$261
Wynn Macau	235	234

Other non-casino revenues for the three months ended September 30, 2009 include food and beverage revenues of approximately $109.2 million, retail revenues of approximately $39.7 million, entertainment revenues of approximately $16.6 million, and other revenues from outlets such as the spa and salon, of approximately $15.2 million. Other non-gaming revenues for the three months ended September 30, 2008 included food and beverage revenues of approximately $87.6 million, retail revenues of approximately $40 million, entertainment revenues of approximately $16 million, and other revenues from outlets, including the spa and salon, of approximately $13.3 million. Food and beverage revenues at our Las Vegas Operations increased as a result of the additional 12 food and beverage outlets located in Encore at Wynn Las Vegas, which opened in December 2008, offset by a decrease of $0.7 million at Wynn Macau, as compared to the prior year quarter. Although we added new retail outlets at Encore, retail revenues in Las Vegas decreased approximately $2 million, offset by an increase at Wynn Macau.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2009, departmental expenses included casino expense of $358.6 million, rooms expense of $30.2 million, food and beverage expense of $64 million, and entertainment, retail and other expense of $43.6 million. Also included are general and administrative expenses of approximately $88.9 million and approximately $5.2 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2008, departmental expenses included casino expenses of $377.3 million, room expenses of $19.3 million, food and beverage expenses of $52.6 million, and entertainment and retail and other expenses of $39.4 million. Also included for 2008 are general and administrative expenses of approximately $85.4 million and approximately $36.3 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the three months ended September 30, 2009 due to a decrease in casino revenues especially at Wynn Macau where we incur a gaming revenue tax of 39%. Room, food and beverage and general and administrative expenses increased as a result of the opening of

Encore at Wynn Las Vegas in December 2008. Entertainment, retail and other expense increased primarily in the entertainment department due to headliner performances during the quarter. Our provision for doubtful accounts receivable declined during the three months ended September 30, 2009, compared to the prior year quarter due in large part to the increase in reserves in the prior year in light of the economic uncertainty that existed at that time. Our reserves have also declined due to recent strong collection trends on our casino accounts receivables.

Pre-opening costs

During the three months ended September 30, 2009, we incurred $0.3 million of pre-opening costs compared to $13.9 million for the three months ended September 30, 2008. Pre-opening costs incurred during the three months ended September 30, 2009 were related to Encore at Wynn Macau. Pre-opening costs incurred during the three months ended September 30, 2008 were related to Encore at Wynn Las Vegas which opened in December 2008.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2009 of $101.9 million increased by $36.3 million when compared to the three months ended September 30, 2008, primarily due to depreciation of the assets of Encore at Wynn Las Vegas, which were placed into service in December 2008.

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

Property charges and other

Property charges and other for the three months ended September 30, 2009 were $0.7 million compared to $1.6 million for the three months ended September 30, 2008. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. During the three months ended September 30, 2009 and 2008, these charges were related to miscellaneous remodels, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our properties. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income was $0.4 million for the three months ended September 30, 2009, compared to $2.7 million for the three months ended September 30, 2008. Interest income decreased $2.3 million primarily due to a significant decrease in the average interest rates earned on invested cash balances compared to the prior year quarter.

Interest expense was $50.1 million, net of capitalized interest of $2.6 million, for the three months ended September 30, 2009, compared to $40.3 million, net of capitalized interest of $24 million, for the three months ended September 30, 2008. Our interest expense increased due to $21.4 million less of capitalized interest related to our construction activities with the opening of Encore at Wynn Las Vegas in December 2008, approximately $0.9 million related to additional borrowings on our Wynn Macau credit facilities and $1.7 million associated with additional borrowings and higher interest rates on the Wynn Las Vegas revolver. These increases were offset by approximately $10.6 million less interest expense due to the November 2008 paydown of the Wynn Resorts term loan, as well as the subsequent $375 million payoff of such term loan in June 2009, and approximately $3.6 million less interest due to lower average interest rates on the remainder of our debt.

The fair value of our interest rate swaps are recorded as either assets or liabilities. Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $5.3 million for the three months ended September 30, 2009 resulting from the decrease in the fair value of our interest rate swaps from June 30, 2009 to September 30, 2009. During the three months ended September 30, 2008 we recorded an expense of $3.6 million resulting from the net decrease in the fair value of interest rate swaps between June 30, 2008 and September 30, 2008. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

During the three months ended September 30, 2009, we recorded a tax benefit of $9.8 million and during the three months ended September 30, 2008 we recorded a tax benefit of $17 million. Our benefit for income taxes for the three months ended September 30, 2009 relates primarily to the U.S. tax benefit associated with our domestic loss. During the quarter ended September 30, 2008 we recorded a deferred tax benefit primarily associated with foreign tax credits applicable to earnings not considered permanently invested abroad. None of our foreign earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $7.7 million in such taxes for the three months ended September 30, 2009. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies totaling 39% in accordance with its concession agreement. We recorded a provision of $0.2 million during the three months ended September 30, 2009 as required under our dividend distribution tax agreement with the Macau Special Administrative Region.

During the three months ended September 30, 2009, we received the results of an Internal Revenue Service examination of our 2004 and 2005 tax returns. Subsequent to September 30, 2009, we filed an appeal of the examination’s findings. In connection with that appeal, we agreed to extend the statute of limitations for our 2004 and 2005 tax returns to March 15, 2011. We do not expect resolution of the findings within 12 months. We believe that our liabilities for uncertain tax positions related to the examination’s findings are adequate.

Financial results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

As noted earlier, our financial results for the nine months ended September 30, 2009 are not comparable to the nine months ended September 30, 2008, as the nine months ended September 30, 2009 include the expansion of Wynn Las Vegas by Encore at Wynn Las Vegas which opened on December 22, 2008, whereas the prior year includes only Wynn Las Vegas and Wynn Macau.

Revenues

Net revenues for the nine months ended September 30, 2009 are comprised of $1,615.1 million in casino revenues (72.2% of total net revenues) and $621.2 million of net non-casino revenues (27.8% of total net revenues). Net revenues for the nine months ended September 30, 2008 were comprised of $1,806 million in casino revenues (76.1% of total net revenues) and $567.1 million of net non-casino revenues (23.9% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the nine months ended September 30, 2009 of approximately $1,615.1 million represents a $190.9 million (or 10.6%) decrease from casino revenues of $1,806 million for the nine months ended September 30, 2008. We expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas in December 2008. Encore added approximately 90 table games and approximately 800 slot machines to our Las Vegas casino operations. Even with these additions, our Las Vegas Operations experienced a 1% decrease in casino revenues compared to the prior year due to a 1.6% decrease in drop and a decrease in our average table games win percentage. Our average table games win percentage (before discounts) for the nine months ended September 30, 2009 was 20.7%, which was below the expected range of 21% to 24% and compares to 21.6% for the prior year. Slot handle at our Las Vegas Operations increased less than 1% during the nine months ended September 30, 2009 as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau decreased $187.7 million during the nine months ended September 30, 2009, compared to the prior year. At Wynn Macau, we experienced a 18.7% decrease in the VIP revenue segment primarily due to a 15.7% decrease in turnover. Our win as a percent of turnover was 2.98%, which was within the expected range of 2.7% to 3.0%, and compares to 3.02% in the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play in that segment. In our general casino at Wynn Macau, drop decreased 17% when compared to the prior year and the average table games win percentage was 21.5%, which was above the expected range of 19% to 21%. The average table game win percentage at Wynn Macau for the nine months ended September 30, 2008 was 19.6%. Slot handle at Wynn Macau increased 13.8% compared to the prior year and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in slot handle was primarily due to the play of several high-end slot customers.

For the nine months ended September 30, 2009, room revenues were approximately $284.8 million, an increase of $33.1 million compared to prior year room revenue of $251.7 million. Room revenue at our Las Vegas Operations increased approximately $35.4 million compared to the prior year due to the addition of 2,034 suites at Encore at Wynn Las Vegas, which opened December 22, 2008. In Las Vegas, we continued to experience a significant decrease in occupancy and room rates during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Room revenue at Wynn Macau decreased approximately $2.3 million due to a decrease in occupancy and room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Nine Months Ended September 30,
	2009	2008
Average Daily Rate
Wynn Las Vegas	$217	$291
Wynn Macau	265	275
Occupancy
Wynn Las Vegas	86.6%	96.1%
Wynn Macau	86.4%	87.5%
REVPAR
Wynn Las Vegas	$188	$280
Wynn Macau	229	241

Other non-casino revenues for the nine months ended September 30, 2009 include food and beverage revenues of approximately $330.3 million, retail revenues of approximately $114.5 million, entertainment revenues of approximately $41.6 million, and other revenues from outlets such as the spa and salon, of approximately $48 million. Other non-gaming revenues for the nine months ended September 30, 2008 included food and beverage revenues of approximately $275.6 million, retail revenues of approximately $113.2 million, entertainment revenues of approximately $54.1 million, and other revenues from outlets, including the spa and salon, of approximately $43.1 million. Food and beverage revenues at our Las Vegas Operations increased as a result of the additional 12 food and beverage outlets located in Encore at Wynn Las Vegas, which opened in December 2008, offset by a decrease of $2.9 million at Wynn Macau, as compared to the prior year. Although we added new retail outlets at Encore, retail revenues in Las Vegas decreased, offset by an increase at Wynn Macau. Entertainment revenues decreased over the prior year primarily due to the closure of the Spamalot production show at Wynn Las Vegas in July 2008.

Departmental, Administrative and Other Expenses

During the nine months ended September 30, 2009, departmental expenses included casino expense of $1,062.4 million, rooms expense of $80.3 million, food and beverage expense of $188.2 million, and entertainment, retail and other expense of $119.7 million. Also included are general and administrative expenses of approximately $265.5 million and approximately $13 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2008, departmental expenses included casino expenses of $1,165.6 million, room expenses of $60.1 million, food and beverage expenses of $159.4 million, and entertainment and retail and other expenses of $127.3 million. Also included are general and administrative expenses of approximately $249.6 million and approximately $49 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the nine months ended September 30, 2009, due to a decrease in casino revenues especially at Wynn Macau where we incur a gaming revenue tax of 39%. Room, food and beverage and general and administrative expenses increased as a result of the opening of Encore at Wynn Las Vegas in December 2008. Entertainment, retail and other expense declined primarily as a result of the closure of Spamalot at Wynn Las Vegas in July 2008. Our provision for doubtful accounts receivable declined during the nine months ended September 30, 2009, compared to the prior year due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce a portion of the additional reserves we recorded in the third quarter of 2008.

Pre-opening costs

During the nine months ended September 30, 2009, we incurred pre-opening costs of $0.4 million compared to $26.1 million for the nine months ended September 30, 2008. Pre-opening costs incurred during the nine months ended September 30, 2009 were related to Encore at Wynn Macau. Pre-opening costs incurred during the nine months ended September 30, 2008 were related to Encore at Wynn Las Vegas which opened in December 2008. We expect that pre-opening costs related to the expansion at Wynn Macau will accelerate as we get closer to opening in 2010.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2009 of $306.1 million increased by $113.8 million when compared to the nine months ended September 30, 2008, primarily due to depreciation of the assets of Encore at Wynn Las Vegas which were placed into service in December 2008.

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

Property charges and other

Property charges and other for the nine months ended September 30, 2009 were $11.3 million compared to approximately $31.2 million for the nine months ended September 30, 2008. Property charges and other for the nine months ended September 30, 2009 include the $14.9 million of aircraft purchase deposits written off during the first quarter of 2009. On February 19, 2009, we cancelled the agreements to purchase two aircraft. Subsequently, we received refunds of our deposits equal to $8.1 million in May 2009 when another buyer for the aircraft was found. The remaining property charges of $4.5 million were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

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

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our properties. The costs relating to assets retired as a result of these enhancement and remodel efforts will be expensed as property charges.

Other non-operating costs and expenses

Interest income was $1.2 million for the nine months ended September 30, 2009, compared to $20.1 million for the nine months ended September 30, 2008. Interest income decreased $18.9 million primarily due to a significant decrease in the average interest rates earned on invested cash balances compared to the prior year period.

Interest expense was $160.9 million, net of capitalized interest of $7.3 million, for the nine months ended September 30, 2009, compared to $126.5 million, net of capitalized interest of $61.4 million, for the nine months ended September 30, 2008. Our interest expense increased due to $54.1 million less of capitalized interest related to our construction activities with the opening of Encore at Wynn Las Vegas in December 2008, approximately $9.6 million related to additional borrowings on our Wynn Macau credit facilities in February 2009 and $8 million associated with additional borrowings and increased interest rates on the Wynn Las Vegas revolver. These increases were offset by approximately $27.9 million less interest due to the November 2008 paydown of the Wynn Resorts term loan, as well as the subsequent $375 million payoff of such term loan in June 2009, and approximately $9.4 million less interest due to lower average interest rates on the remainder of our debt including the expiration of the Wynn Las Vegas interest rate swap in December 2008.

Changes in the fair value of our interest rate swaps are recorded as an increase/(decrease) in swap fair value in each period. We recorded an expense of approximately $1 million for the nine months ended September 30, 2009 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2008 to September 30, 2009. During the nine months ended September 30, 2008 we recorded a gain of $5.1 million resulting from the net increase in the fair value of interest rate swaps between December 31, 2007 and September 30, 2008. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

During the nine months ended September 30, 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility at a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, we purchased $65.8 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs. As of September 30, 2009, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Income Taxes

During the nine months ended September 30, 2009, we recorded a tax expense of $25.6 million. Our provision for income taxes is driven by the U.S. tax benefit associated with our domestic loss; an increase in our domestic valuation allowances totaling $28.7 million relating to foreign tax credits not considered more likely than not realizable in the future; an increase in our earnings including the gain on extinguishment of debt; and forecasted effective tax rate. During the nine months ended September 30, 2008, we recorded a deferred tax benefit of $160.2 million primarily associated with foreign tax credits applicable to earnings not considered permanently invested abroad. None of our foreign earnings are considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $22.9 million in such taxes for the nine months ended September 30, 2009. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies totaling 39% in accordance with its concession agreement. In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax on dividends distributed to and otherwise due by shareholders. This agreement is effective as of 2006. Therefore, included in the tax provision for the nine months ended September 30, 2009, are the amounts related to the years 2006 through the first nine months of 2009 totaling $3.4 million. This agreement on dividends is effective through 2010.

During the nine months ended September 30, 2009, we received the results of an Internal Revenue Service examination of our 2004 and 2005 tax returns. Subsequent to September 30, 2009, we filed an appeal of the examination’s findings. In connection with that appeal, we agreed to extend the statute of limitations for our 2004 and 2005 tax returns to March 15, 2011. We do not expect resolution of the findings within 12 months. We believe that our liabilities for uncertain tax positions related to the examination’s findings are adequate.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided by operations for the nine months ended September 30, 2009 was $447.2 million compared to $488.8 million provided by operations for the nine months ended September 30, 2008. This decrease is primarily due to the decrease in operating income as discussed above offset by increased benefits from working capital changes and income tax benefits related to excess tax deductions associated with stock-based compensation costs that were not previously recognized.

Capital Resources

We require a certain amount of cash on hand for operations. At September 30, 2009, we had approximately $1.3 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes, enhancements to our properties, funding the remaining construction and retention payables related to Encore at Wynn Las Vegas (approximately $20.2 million) and to support the development and construction costs of Encore at Wynn Macau. As of September 30, 2009, approximately $258.6 million of our cash balance was held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of September 30, 2009, we had no availability under our Wynn Las Vegas credit facilities and approximately $25 million under our Wynn Macau credit facilities. Except for scheduled quarterly payments on two notes payable, we have no outstanding debt maturities until August 2011. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2009.

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly owned subsidiary of the Company and the developer, owner, and operator of Wynn Macau completed an initial public offering of its ordinary shares on The Stock Exchange of Hong Kong Limited. Net proceeds as a result of this transaction were approximately $1.8 billion. In addition, as disclosed in Note 18, in October 2009 Wynn Las Vegas issued $500 million of first mortgage notes due November 2017. The proceeds of this note offering were used to repay amounts outstanding under the Wynn Las Vegas credit facility and result in availability under such credit facility of approximately $120 million as of October 2009.

Cash and cash equivalents include investments in U.S. Treasury Bills, money market funds and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $431.2 million for the nine months ended September 30, 2009, and related primarily to cash payments on construction and retention payables related to Encore at Wynn Las Vegas and the continued construction of Encore at Wynn Macau.

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau is a second hotel tower for Wynn Macau situated on top of a new low-rise podium. We expect Encore at Wynn Macau to open in the first half of 2010.

Design of the project continues to progress and current construction activities as of November 2009, include the following:

•	The exterior of the hotel tower structure is complete and fully enclosed;

•	Interior fit-out is in progress in all areas;

•	Air conditioning has been activated in the hotel tower; and

•	Furniture and fixtures are being installed in the hotel tower.

We have executed a guaranteed maximum price contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau. The current guaranteed maximum price, including change orders as of September 30, 2009, is $417.4 million.

We expect total development and construction costs to be approximately $650 million. The project budget will be funded from our cash flow from operations at Wynn Macau and existing cash balances.

As of September 30, 2009, we had incurred approximately $375.6 million of project costs related to the development and construction of Encore at Wynn Macau.

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

On November 6, 2009, the Company’s Board of Directors declared a special cash dividend of $4.00 per share on its outstanding common stock. This dividend will be payable on December 3, 2009, to stockholders of record on November 19, 2009. The stock will begin to trade ex-dividend on November 17, 2009. The Company’s Board of Directors also approved the commencement of a regular cash dividend program, beginning in 2010. It is currently anticipated this regular cash dividend will be $0.20 per common share for the first quarter of 2010, payable in the second quarter of 2010.

Wynn Las Vegas 6 5 /8% Fixed Mortgage Notes

During the nine months ended September 30, 2009, Wynn Resorts purchased $65.8 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. These transactions resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs. As of September 30, 2009, Wynn Resorts holds this debt and has not contributed such debt to its wholly-owned subsidiary Wynn Las Vegas. For accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Las Vegas Operations

As of September 30, 2009, our Wynn Las Vegas credit facilities, as amended, consisted of a $761.8 million revolving credit facility (the “Revolver”) and a $225 million term loan facility (the “Term Loan”). As of September 30, 2009, we had borrowed $741.7 million under the Revolver. We also had $20.1 million of outstanding letters of credit that reduce our availability under the Revolver. Consequently, no amounts remain available under the Revolver for future borrowings as of September 30, 2009.

In April 2009, we entered into a fourth amendment to our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with our Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; (iii) extends the maturity on approximately $610 million of Wynn Las Vegas revolver commitments from August 15, 2011 to July 15, 2013 (after giving effect to the permanent reduction described below); and (iv) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, we (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the overall interest rate spread on the Wynn Las Vegas Credit Facility from LIBOR plus 1.7% to LIBOR plus 2.6%.

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

In August 2009, pursuant to the terms of the Credit Agreement, we expanded the availability of the Wynn Las Vegas Revolver by $65 million. All of the additional availability was borrowed as of September 30, 2009.

In September 2009, we entered into a fifth amendment to the Wynn Las Vegas Credit Agreement. This amendment, among other things, (i) permits Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, we purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolver has been permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan has been permanently reduced by $44.8 million. In connection with this transaction, we will recognize a gain of approximately $2.1 million on early retirement of debt in the fourth quarter of 2009.

Also, in October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), a direct and indirect wholly owned subsidiary of Wynn Resorts, Limited, respectively, issued, in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. The notes rank pari passu with the borrowing under the Wynn Las Vegas credit facilities and the outstanding 6 5/8% First Mortgage Notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement (see Note 8), we used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Term Loan facilities. Subsequent to this transaction and the offer to purchase loans discussed above, the outstanding balance under the Wynn Las Vegas Term Loan is $80.4 million and the outstanding balance under the Wynn Las Vegas Revolver is $317.9 million, with remaining availability of $120 million. In connection with the permanent reduction of borrowings under the Wynn Las Vegas Credit Agreement, we will write off debt issue cost of approximately $5.8 million in the fourth quarter of 2009.

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

The Wynn Las Vegas Credit Agreement contains a requirement that the company must make mandatory repayments of indebtedness from specified percentages of excess cash flow beginning after the opening of Encore. If our Wynn Las Vegas subsidiary meets a Consolidated Leverage Ratio, as defined in the Credit Agreement, of greater than 3.5 : 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Credit Agreement. If the Consolidated Leverage Ratio is less than 3.5 : 1, then no repayment is required. Based on the current economic conditions in which we are operating, we do not believe that Wynn Las Vegas will have excess cash flow for mandatory repayment pursuant to this provision of the Credit Agreement during the fiscal year ending December 31, 2009, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2009.

Wynn Macau

As of September 30, 2009, our Wynn Macau credit facilities consisted of a $550 million equivalent fully funded senior term loan facility (“the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) (together the “Wynn Macau Credit Facilities”), in a combination of Hong Kong and U.S. dollars. Wynn Macau has the ability to upsize the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus 1.75%.

During the nine months ended September 30, 2009, we borrowed approximately $500 million under the Wynn Macau Revolver and repaid approximately $25 million. As of September 30, 2009, our outstanding balance was approximately $980 million and we have approximately $25 million available to borrow under the Wynn Macau Revolver.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2009, we had outstanding letters of credit totaling $20.1 million.

Contractual Obligation and Commitments

As of September 30, 2009, there have been no material changes to our contractual obligations or off balance sheet arrangements as disclosed in our Current Report on Form 8-K filed on August 7, 2009, other than (i) the $500 million draw under our Wynn Macau Revolver in February 2009, (ii) the $375 million paydown of the Wynn Resorts term loan in June 2009, (iii) the $138 million net paydown of the Wynn Las Vegas revolver, (iv) the reduction in construction related payables of approximately $180 million related to Encore at Wynn Las Vegas, and (v) the cancellation of two aircraft purchases in February 2009 that had future commitments of $85 million at December 31, 2008.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. As a result of the sale of shares in Wynn Macau, Limited in October 2009, we have approximately $1.8 billion of available cash that is not subject to such restrictions, a portion of which will be utilized to fund the December 2009 dividend described above. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and the distribution of loan proceeds.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of the Current Report on Form 8-K, filed August 7, 2009. There has been no material change to these policies for the nine months ended September 30, 2009.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting standards regarding fair value measurements. These standards define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. These standards do not require any new fair value measurements. We partially adopted the new standards effective January 1, 2008 and adopted the remaining provisions on January 1, 2009. We currently do not have any non-financial assets or liabilities that are, or were recognized or disclosed at fair value on a recurring basis and accordingly the final adoption of this statement on January 1, 2009, did not have an impact the our condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding business combinations. These new accounting standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. These new accounting standards apply prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact our condensed consolidated financial statements.

In December 2007, the FASB issued new accounting standards regarding noncontrolling interest in consolidated financial statements. These new accounting standards establish accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. They also clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These new accounting standards change the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. These new accounting standards also establish reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. These new accounting standards are effective for fiscal years beginning on or after December 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not impact our condensed consolidated financial statements; however the new standards will apply upon the completion of the initial public offering of shares of Wynn Macau, Limited on the Hong Kong stock exchange as discussed in Note 18.

In March 2008, the FASB issued new accounting standards regarding disclosures about derivative instruments and hedging activities. These new accounting standards are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. These new accounting standards are effective for fiscal years beginning after November 15, 2008. The adoption of these new accounting standards on January 1, 2009, did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards also amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. We are currently evaluating the impact, if any, of adopting these new accounting standards on our condensed consolidated financial statements.

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis.

Wynn Resorts Swap

We entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts Term Loan Facility. Pursuant to the terms of this interest rate swap, we pay a fixed rate of 3.95% which had fixed the interest rate at approximately 6.2% through June 2010 on the related debt. Although the debt originally associated with this interest rate swap has been retired as of September 30, 2009, the swap agreement is still effective. This will result in a monthly settlement with the counterparty equal to the difference between LIBOR (receive amount) and the fixed pay rate of 3.95% on the notional amount of $375 million through June 2010, the date the swap agreement matures. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting. In October 2009, we settled this interest rate swap with a payment of $ 9.9 million.

Wynn Las Vegas Swap

We entered into an interest rate swap agreement on August 14, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this new swap agreement, beginning November 27, 2009, we will pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swap does not qualify for hedge accounting.

Wynn Macau

As of September 30, 2009, we had two effective interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Term Loan. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swap agreements mature in August 2011.

These interest rate swaps fix the interest rates on the current U.S. dollar and Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.382% and 5.14%, respectively. However, changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations, as the swaps do not qualify for hedge accounting.

We entered into a new interest rate swap agreement on August 17, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Revolving Credit Facility. Under this new swap agreement, beginning November 27, 2009, we will pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S. $300 million) incurred under the Wynn Macau Senior Revolving Credit Facility in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S. $300 million) of borrowings under the Wynn Macau Senior Revolving Credit Facility at approximately 3.9%. This interest rate swap agreement matures in June 2012.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of September 30, 2009 and December 31, 2008 (all amounts in thousands):

Liability fair value at:	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Net Total Interest Rate Swaps
September 30, 2009	$(9,561)	$(3,978)	$(15,322)	$(28,861)
December 31, 2008	$(15,334)	$—	$(12,539)	$(27,873)

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

Interest Rate Sensitivity

As of September 30, 2009, approximately 46% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps that were effective as of September 30, 2009. Based on our borrowings as of September 30, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $22.8 million.

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

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes to those risk factors during the nine months ended September 30, 2009.

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

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(2)

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and each of the Lender parties thereto.(3)

10.2	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and each of the Lender parties thereto.(4)

10.3	Waiver and Consent, dated as of July 31, 2009, by and among Stephen A. Wynn, Baron Investment Funds Trust (formerly known as Baron Asset Fund) and Aruze USA, Inc.(5)

10.4	Waiver and Consent, dated as of August 13, 2009, by and between Stephen A. Wynn and Aruze USA, Inc.(6)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on April 21, 2009 and incorporated herein by reference.

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 14, 2009 and incorporated herein by reference.

(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant on August 3, 2009 and incorporated herein by reference.

(6)	Previously filed with the Current Report on Form 8-K filed by the Registrant on August 19, 2009 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 9, 2009	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)