Form 10-K
period 2009-12-31
WYNN RESORTS LTD
filed 2010-03-01
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(702) 770-7555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2009 was approximately $2.6 billion.

As of February 17, 2010, 123,296,373 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Wynn Resorts, Limited, a Nevada corporation, was formed in June 2002, is led by Chairman and Chief Executive Officer, Stephen A. Wynn, and is a leading developer, owner and operator of destination casino resorts. We own and operate two destination casino resorts: “Wynn Las Vegas,” on the “Strip” in Las Vegas, Nevada, “Encore at Wynn Las Vegas” located adjacent to Wynn Las Vegas, and “Wynn Macau,” located in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). We are also currently constructing Encore at Wynn Macau, an expansion of our Wynn Macau resort. We present our results based on the following two segments: Wynn Las Vegas (which includes Encore at Wynn Las Vegas) and Wynn Macau. For more information on the financial results for our segments, see Item 8 “Financial Statements,” Note 17 “Segment Information.”

Due to a number of factors, including disruptions in global economies, stagnant credit markets, and reduced consumer spending, 2009 was a difficult year for the casino resort business, particularly for U.S. operations. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International Airport have declined, resulting in lower casino volumes and a reduced demand for hotel rooms. The current adverse global economic conditions will likely continue to cause us to experience lower than historical hotel occupancy rates, room rates, casino volumes and profitability in Las Vegas.

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

Our Resorts

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. We believe that the resort offers exceptional accommodations, amenities and service with 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. In 2010, for the fourth year in a row, The Tower Suites at Wynn Las Vegas has received both the Forbes five-star and AAA five-diamond distinctions. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the second year in a row. The Spa at Wynn Las Vegas and the Spa at Encore are the only spas in Las Vegas to be recognized with the Forbes five-star award.

The approximately 110,000 square foot casino features approximately 130 table games, a baccarat salon, private VIP gaming rooms, a poker room, approximately 1,920 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature six fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has a showroom which features “Le Rêve,” a water-based theatrical production. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening.

Encore at Wynn Las Vegas

Encore at Wynn Las Vegas opened on December 22, 2008. This resort is located immediately adjacent to and is connected with Wynn Las Vegas and features a 2,034 all-suite hotel as well as an approximately 76,000 square foot casino with approximately 90 table games, a baccarat salon, private VIP gaming rooms, approximately 790 slot machines and a sports book. In its first full year of operations, The Encore Tower Suites has received both the Forbes five star and AAA five diamond awards. The Spa at Encore also earned five-star recognition from Forbes. The resort’s 12 food and beverage outlets include five restaurants, many of which feature award winning chefs. Encore at Wynn Las Vegas also offers a night club, a spa and salon, approximately 60,000 square feet of meeting space and approximately 27,000 square feet of upscale retail outlets featuring boutiques from Hermes, Chanel and others. The Encore Theater featured several headliner entertainment acts during 2009, including the return of Garth Brooks. Our agreement with Garth Brooks provides for the performance of 300 shows in the Encore Theater before 2014, but is cancelable by either party under certain conditions.

Construction is currently underway to replace Encore’s porte-cochere on Las Vegas Boulevard with the Encore Beach Club that will feature pools, food and beverage, and nightlife offerings. The total project budget for the Encore Beach Club is approximately $68 million. The Beach Club is expected to open on schedule in the second quarter of 2010.

Wynn Macau

Wynn Macau opened on September 6, 2006. Wynn Macau currently features approximately 600 hotel rooms and suites, approximately 390 table games, 1,200 slot machines and a poker room in approximately 222,000 square feet of casino gaming space, six restaurants, a spa and salon, lounges, meeting facilities and approximately 48,000 square feet of retail space featuring boutiques from Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, Zegna and others. For 2010, Wynn Macau was one of two hotels in Macau to receive the Forbes five-star distinction. The Spa at Wynn Macau also received the Forbes five-star award. Wynn Macau includes a show in its rotunda featuring a Chinese zodiac-inspired ceiling and interchangeable gold “prosperity tree” and “dragon of fortune” attractions.

See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information about our net revenues.

Construction and Development

Encore at Wynn Macau

We are completing construction of Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau will add a fully-integrated resort hotel to Wynn Macau, planned to include approximately 410 luxury suites and four villas along with restaurants, additional retail space and additional gaming space. We expect Encore at Wynn Macau to open in April 2010. We expect total costs to be approximately $600 million. As of December 31, 2009, we had incurred approximately $454.9 million related to the development and construction of Encore at Wynn Macau.

General

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our properties. We have incurred and will continue to incur these capital expenditures at Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau.

Other Development Opportunities

On February 24, 2010, we announced we entered into a letter of intent with Philadelphia Entertainment and Development Partners, LP (PEDP), providing that one of our affiliates will become the manager and managing general partner in the PDEP casino project slated for the Philadelphia waterfront. The agreement is subject to the satisfaction of certain conditions including the approval of the Pennsylvania Gaming Board.

Approximately 142 acres of land adjacent to Wynn Las Vegas and Encore at Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, due to the current economic environment and certain restrictions in our credit facilities, we have no immediate plans to do so.

We have applied to the government of Macau for a land concession for approximately 52 acres on Cotai and are awaiting final governmental approval of this concession. No construction timeline or budget has yet been developed.

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

Our properties were designed and built to provide a premium experience. Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau are positioned as full-service luxury resorts and casinos in the leisure, convention and tour and travel industries. We market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our properties through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

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

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and, prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas and Encore at Wynn Las Vegas are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos on the Strip, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. Many competing properties, such as the Bellagio, Caesars Palace, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, The Mirage, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island, The Venetian, The Palazzo, the recently opened City Center and others, draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas and Encore at Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas and Encore at Wynn Las Vegas will face additional competition from new multi-billion dollar resorts including, without limitation, City Center which, when fully opened, will add approximately 6,000 rooms. Cosmopolitan, a $3.9 billion condo/hotel/casino resort located on the Las Vegas Strip, and the remaining phases of City Center are expected to open in 2010.

Wynn Las Vegas and Encore at Wynn Las Vegas also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, as well as state lotteries and other forms of gaming. The proliferation of Native American gaming in California could have a negative impact on our operations. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including our properties in Macau, could draw Asian gaming customers away from Las Vegas.

During 2009, the current economic environment in the gaming and hotel markets in Las Vegas continued to experience declines including, among other things, a 3.0% decrease in visitation to 36.4 million visitors, a 9.4% decrease in Las Vegas Strip gaming revenue and a 22% decrease in average daily room rates, all as compared to the year ended December 2008. We, along with our competitors, have responded to the deterioration in consumer spending by aggressively marketing and pricing our Las Vegas offerings.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred from Portuguese to Chinese political control in December 1999. Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and less than one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 40 years, consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane, connected by bridges. We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau generated approximately $15 billion in gaming revenue in 2009, an approximately 10% increase over the approximately $13.6 billion generated in 2008, making Macau the largest gaming market in the world.

Macau’s gaming market is primarily dependent on tourists. The Macau market has experienced tremendous growth in capacity in the last few years. As of December 31, 2009, there were approximately 19,200 hotel rooms and approximately 4,770 table games in Macau, compared to approximately 12,978 hotel rooms and approximately 2,760 table games as of December 31, 2006.

Gaming customers traveling to Macau have typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 87% of the tourists who visited Macau in 2009 came from mainland China, Hong Kong and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, including Beijing, Shanghai, Jakarta, Ho Chi Minh City, Taipei, Manila, Singapore and Bangkok. Travel to Macau by citizens of mainland China requires a visa. Government officials have exercised their authority to adjust the visa policy and may do so in the future.

Prior to 2002, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires (including Wynn Macau), who in turn were permitted, subject to the approval of the government of Macau, to each grant one sub-concession to other gaming operators. There is no limit to the number of casinos each concessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 33 operating casinos in Macau.

In 2002, the other two concessions were granted to Sociedade de Jogos de Macau (“SJM”) and Galaxy Entertainment Group Limited (“Galaxy”). SJM, which is controlled by Stanley Ho, operates 20 of the 33 existing casinos, including two of the larger casinos in Macau: the Hotel Lisboa and The Grand Lisboa. In September 2009, SJM opened le Royal Arc Casino/Hotel which is adjacent to Wynn Macau. In December 2009, SJM opened the Casino Oceanus which is adjacent to the Macau ferry terminal. In addition, an affiliate of SJM owns one of two water ferry services and the helicopter shuttle service that links Macau to Hong Kong.

Galaxy was also awarded a casino concession in June 2002. Galaxy is a Hong Kong Stock Exchange listed company. Galaxy opened the Waldo Hotel/Casino on the Macau peninsula in 2004, the Grand Waldo Cotai in the summer of 2006, and Galaxy Star World hotel casino immediately adjacent to Wynn Macau in October 2006. In addition, Galaxy is currently constructing a resort on Cotai, which is expected to open in 2011.

Las Vegas Sands Corp., the owner and operator of The Venetian and The Palazzo resorts in Las Vegas and a former partner of Galaxy, entered into a sub-concession agreement with Galaxy in 2002 which allows it to independently develop and operate casinos in Macau. The Sands Macao opened in 2004. In August 2007, Las Vegas Sands Corp. opened the Venetian Macao Resort Hotel, the largest casino resort in Macau. In August 2008, Las Vegas Sands Corp. opened the Four Seasons Hotel Macau adjacent to the Venetian Macao. In addition, Las Vegas Sands Corp. has proposed a masterplan for other large developments in Cotai that would include additional hotel properties as well as serviced apartment units and additional retail and related space. In late 2009, Las Vegas Sands completed the initial public offering of Sands China, Ltd. on the Hong Kong Stock Exchange. Las Vegas Sands Corp. has reported that a portion of the proceeds from that offering will be used to restart certain postponed developments in Cotai.

A joint venture consisting of Melco, a Hong Kong stock exchange-listed company, and Crown, Ltd., an Australian company, is currently operating the Altira, which opened in May 2007, and the City of Dreams, a large resort in Cotai, which opened in June 2009. This joint venture operates its properties under a subconcession purchased from us in 2006.

In December 2007, a joint venture of MGM MIRAGE and Pansy Ho Chiu-king (Stanley Ho’s daughter) opened the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau. The MGM Grand Macau is operated pursuant to a subconcession granted to the joint venture by SJM.

Our casino concession agreement allows the government to grant additional concessions for the operation of casinos commencing April 1, 2009. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau.

Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines. In addition, one large-scale casino recently opened in Singapore and another is expected to open later in 2010, which will add further competition to the region. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming and other casinos throughout Asia.

Geographic Data

Geographic data are reported in Note 17 to the consolidated financial statements. Additional financial data about our geographic operations is provided in Item 7 “Management’s Discussion of Analysis of Financial Condition and Results of Operations.”

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

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Gaming Control Act, which beneficially owns more than 10% but not more than 11% of a registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company’s voting securities and maintain its waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 19, 2009, the Nevada Gaming Commission granted us and Wynn Las Vegas, LLC prior approval, subject to certain conditions, to make public offerings for a period of two years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

A games promoter, also known as a junket representative, is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation and accommodations, and provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. Macau law provides that games promoters must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect owners of 5% or more of a games promoter (regardless of its corporate form or sole proprietor status), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a games promoters license is one calendar year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years. The DICJ has recently implemented certain instructions, which have the force of law, relating to commissions paid to and by games promoters. Such instructions also impose certain financial reporting and audit requirements on games promoters.

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

Concession Agreement. The concession agreement between Wynn Macau S.A. and the Macau government required Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion patacas (approximately US$500 million) in Macau-related projects by June 2009. This obligation was satisfied upon the opening of Wynn Macau in 2006.

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

Employees

As of December 31, 2009, we had a total of approximately 18,900 employees (including approximately 6,400 in Macau).

During 2006, we entered into a collective bargaining agreement with the Culinary and Bartenders Union local that covers approximately 5,800 employees at Wynn Las Vegas and Encore at Wynn Las Vegas. In May 2007, the dealers at Wynn Las Vegas elected the Transportation Workers Union to represent them. Contract negotiations have concluded with the only remaining item being the duration of the contract. The negotiated agreement is subject to ratification by the bargaining unit and the Transportation Workers Union has advised the Company that they have recommended ratification to the affected employees. Certain other unions may seek to organize the workers at Wynn Las Vegas and Encore at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

The success of our operations in Macau will be affected by our success in retaining our employees. Wynn Macau competes with the large number of casino resort developments currently underway in Macau for the limited qualified employees. We seek employees from other countries to adequately staff Wynn Macau and recent policies announced publicly by the Macau government have affected our ability to import labor in certain job classifications. We are coordinating with the Macau labor and immigration authorities to ensure our labor demand is satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Wynn Macau operations or that we will be able to obtain required work permits for those employees.

Intellectual Property

Our most important marks are our trademarks and service marks that use the name “WYNN.” Wynn Resorts has filed applications with the U.S. Patent and Trademark Office (“PTO”), to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” “ENCORE” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

We have also filed applications with various foreign patent and trademark registries including registries in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU,” “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

We recognize that our intellectual property assets, especially the logo version of “WYNN,” are among our most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in all relevant jurisdictions. We have retained counsel and intend to take all steps necessary to protect our intellectual property rights against unauthorized use throughout the world.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to those set forth in Item 1A (Risk Factors) as well as the following:

•	adverse tourism and consumer spending trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	completion of Encore at Wynn Macau on time and within budget;

•	our intention to fund a substantial portion of the development and construction costs of Encore at Wynn Macau with anticipated cash flows generated at Wynn Macau;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the wars in Iraq and Afghanistan and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2009, we had total outstanding debt of approximately $3.6 billion. In addition, our Wynn Las Vegas credit agreement permits us to incur additional indebtedness in the future and the Wynn Macau credit facilities permit us to incur additional indebtedness if certain conditions are met. Our substantial indebtedness could have important consequences. For example:

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

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas and Encore at Wynn Las Vegas to service and amortize our Wynn Las Vegas indebtedness, which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry conditions;

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

•

we are dependent on certain amounts of cash flow from Wynn Macau to service Wynn Macau’s indebtedness, which reduces the available cash flow to fund working capital, other capital expenditures and other general corporate purposes at Wynn Macau;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•

we may not be able to obtain additional financing, if needed, to fund construction costs of Encore at Wynn Macau, satisfy working capital requirements or pay for other capital expenditures, debt service or other obligations;

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

Our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios (currently required for both Wynn Macau and Wynn Las Vegas credit facilities) and leverage ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization (currently required for Wynn Macau credit facilities and will be required for Wynn Las Vegas commencing June 30, 2011). If our operations fail to generate adequate cash flow, we may violate those covenants causing a default in our agreements. Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

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

If Wynn Macau were to cease to produce cash flow sufficient to service its indebtedness or otherwise become unable to make certain payments or dividends to us which we in turn could use to service our indebtedness, our ability to service the indebtedness of Wynn Macau or Wynn Las Vegas, LLC could be negatively impacted.

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

Discretionary consumer spending has been adversely affected by the current economic crisis. Worldwide, consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Since our business model relies on significant expenditure on luxury and discretionary items, continuation or deepening of the crisis will further adversely affect our operations.

The current conditions in the world’s financial and credit markets adversely affects prospects of debt refinancing, availability of credit to us and to our customers and the profitability of our business.

There was continued instability in financial and credit markets worldwide in 2009. There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement of or increase liquidity in the markets. Customer demand for luxury amenities and leisure activities that we offer may be depressed or continue to decline.

There may be excess room supply particularly in the luxury segment in Las Vegas.

There have been and will continue to be large additions to the room supply in Las Vegas. Even after the global economy begins to recover, there may be excess supply, particularly in the luxury segment.

We are entirely dependent on a limited number of properties for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We are entirely dependent upon Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas or Macau;

•	a decrease in gaming and non-gaming activities at our properties; and

•	the outbreak of an infectious disease such as H1N1 or the avian flu.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

Competition for Wynn Las Vegas and Encore at Wynn Las Vegas. The casino/hotel industry is highly competitive and additional developments have recently opened or are currently underway. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors.

Wynn Las Vegas and Encore at Wynn Las Vegas also compete with other hotel/casino facilities in other cities, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries and other forms of gaming. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau, including Encore at Wynn Macau, or elsewhere in Asia could draw Asian gaming customers, away from Wynn Las Vegas and Encore at Wynn Las Vegas.

Competition for Wynn Macau. Currently there are approximately 33 operating casinos in Macau. We hold a concession under one of only three gaming concessions and three sub-concessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines. Also one large-scale casino in Singapore recently opened and another is expected to open later in 2010, which will add further competition to the region. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in other Asian countries are successful, Wynn Macau will face additional regional competition.

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

Wynn Las Vegas and Encore at Wynn Las Vegas. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Recent dramatic changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Wynn Macau. Although the law in Macau permits casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that Wynn Macau will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent that gaming customers of Wynn Macau are visitors from other jurisdictions, Wynn Macau may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and Wynn Macau may encounter forums that will refuse to enforce such debts. Wynn Macau’s inability to collect gaming debts could have a significant negative impact on its operating results.

Currently, the gaming tax in Macau is calculated as a percentage of gross gaming revenue. However, unlike Nevada, the gross gaming revenue calculation in Macau does not include deductions for uncollectible gaming debts. As a result, if we extend credit to our customers in Macau and are unable to collect on the related receivables from them, we remain obligated to pay taxes on our winnings from these customers.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, the current housing crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual changes in disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

The current recession and economic crisis have resulted in a significant decline in the amount of tourism and spending in Las Vegas. In 2009, the occupancy rates across Las Vegas have declined by approximately 4.5%, room rates have declined by approximately 22% and Las Vegas Strip gaming revenue has declined approximately 9.4%, compared to 2008. We also experienced increased levels of attrition and cancellation in the group business segment during 2009. If these trends continue, our financial condition, results of operations and cash flows will be adversely affected.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

General. The operations of Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals for the opening of Wynn Las Vegas on April 28, 2005, and Encore at Wynn Las Vegas on December 22, 2008. We are subject to ongoing regulation to maintain their operations. We opened Wynn Macau on September 6, 2006, and are subject to ongoing regulation to maintain its operation.

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

Wynn Macau. Wynn Macau’s operations are subject to unique risks, including risks related to Macau’s regulatory framework. Wynn Macau has developed certain operating procedures which are different from those used in United States casinos. Failure to adhere to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau, S.A.’s concession or otherwise negatively affect its operations in Macau. Moreover, we would be subject to the risk that U.S. regulators could determine that Macau’s gaming regulatory framework has not developed in a way that would permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

We are subject to taxation by various governments and agencies. The rate of taxation could change.

We are subject to tax by various governments and agencies, both in the United States (at the federal, state and local levels) and in Macau. Various legislative actions could change the rates of taxation or the company’s ability to claim foreign tax credits.

If enacted into law, certain provisions of the Administration’s 2011 Budget Proposal, could impact the company’s ability to claim U.S. foreign tax credits for Macau gaming taxes paid after 2010. Increases in taxation could adversely affect our results.

Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities our properties offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and in the Middle East, outbreaks of infectious disease and pandemics, and natural disasters such as hurricanes, tsunamis and earthquakes, among other things, have had negative impacts on travel and leisure expenditures. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business relies heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in any factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on pricing and harming our operations.

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

We have filed applications with the PTO, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS”, “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” “ENCORE” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

Our largest stockholders are able to exert significant control over our operations and future direction.

Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., together own approximately 37.9%, of our outstanding common stock. As a result, Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to exert significant control over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

In November 2006, Mr. Wynn, and Aruze USA, Inc., entered into a stockholders’ agreement. On January 6, 2010, the agreement was amended and restated to, among other things, recognize Mr. Wynn’s transfer of

11,076,709 shares to Elaine P. Wynn. Pursuant to the amended and restated stockholders agreement, Elaine P. Wynn became party to the agreement in connection with her ownership of 11,076,709 shares of the Company’s common stock. Under the amended and restated stockholders’ agreement, Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., have agreed to vote their shares of our common stock for a slate of directors supported by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, controls the slate of directors to be elected to our board of directors. In addition, with stated exceptions, the agreement requires the written consent of the other parties prior to any party selling any shares of Wynn Resorts that it owns.

In November 2006, the Board of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from Nevada’s acquisition of controlling interest statutes. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of the bylaw amendment, either Mr. Wynn or Aruze USA, Inc. or their respective affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the corporation in the election of directors, without requiring a resolution of the stockholders of the corporation granting voting rights in the control shares acquired.

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

A significant number of our gaming customers at Wynn Macau come from mainland China. A continued slow down in the economic growth of China could disrupt the number of patrons visiting our property or the amount they may be willing to spend. In addition, any travel restrictions imposed by China could disrupt the number of visitors from mainland China to our property. During 2009, certain policies implemented by China limited visitation to Macau and Hong Kong by mainland Chinese residents. It is not known when, or if, these policies will be relaxed. The visa policy may be adjusted further in the future.

We compete for limited labor resources in Macau and Macau government policies may also affect our ability to employ imported labor.

The success of our operations in Macau will be affected by our success in retaining our employees. Wynn Macau competes with the large number of new casino resort developments currently underway in Macau for the limited qualified employees. We have to seek employees from other countries to adequately staff Wynn Macau and recent policies announced by the Macau government have affected our ability to import labor in certain job classifications. We are coordinating with the Macau labor and immigration authorities to ensure our labor demand is satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Wynn Macau operations or that we will be able to obtain required work permits for those employees.

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

In 2008, Macau experienced a consolidation of games promoters. As a consequence, certain game promoters have significant leverage and bargaining strength in negotiating operational agreements with casino operators. Consolidation could result in negative changes in our operational agreements, including higher commissions, the loss of business to a competitor or the loss of our relationships with games promoters. While we have not had to adjust our compensation arrangements with games promoters thus far, we are aware of increased commission rates paid by other casino operators to games promoters in the Macau market. If we need to increase our commission rates, our results of operations could be adversely affected.

In August 2009, the Macau government published, in its official gazette, certain guidelines with respect to caps on the commission rates payable to gaming promoters that became effective December 1, 2009. We do not know the impact that such caps may have on our business. Further changes or tightening of caps may occur and if the Macau government were to implement caps on commission rates payable to gaming promoters that causes us to pay them effectively less than the level we currently pay, gaming promoters may have less incentive to bring travelers to casinos in Macau, including Wynn Macau, or may cease operations, and our business, financial condition and results of operations could be materially and adversely affected.

The reputations of the games promoters we deal with are important to our own reputation and to our ability to operate in compliance with our concession and Macau gaming laws. While we endeavor, through contractual protections and otherwise, to ensure that our games promoters comply with the high standards of probity and integrity under Macau gaming laws, we cannot assure you that our games promoters will always comply with these high standards. In addition, if we enter into a business relationship with a games promoter whose probity is in doubt, this may be considered by regulators or investors to reflect negatively on our own probity. If any of our games promoters violate the Macau gaming laws while on our premises, the Macau government may, in its discretion, take enforcement action against us, the games promoter, or each concurrently, and we may be sanctioned and our reputation could be harmed. If our games promoters are unable to maintain required standards of probity and integrity, we may face consequences from gaming regulators with authority over our operations.

The financial resources of our games promoters may be insufficient to allow them to continue doing business at Wynn Macau.

The global financial crisis may cause our games promoters to encounter decreased liquidity limiting their ability to grant credit to their patrons and thereby decreasing gaming volume at Wynn Macau. Furthermore, credit already extended by our games promoters to their patrons may become increasingly difficult for them to collect. This inability to grant credit and collect amounts due can negatively affect our games promoters’ operations at Wynn Macau, and as a result, our results of operations could be adversely impacted.

The development costs of Encore at Wynn Macau are estimates only, and actual development costs may be higher than expected. Not all of the construction costs of Encore at Wynn Macau are covered by a guaranteed maximum price construction contract, and we will be responsible for any cost overruns of these excluded items.

We expect the total development costs of Encore at Wynn Macau to be approximately $600 million. While we believe that the overall budget for the development costs of Encore at Wynn Macau is reasonable, these development costs are estimates and actual development costs may be higher than expected. Although we have certain contingencies set aside to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns and we may not have the funds required to pay the excess costs.

We have entered into a guaranteed maximum price construction contract for the design and construction of Encore at Wynn Macau with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as general contractor (“Leighton/China State”). The contract covers approximately $417.4 million of the budgeted $600 million design and construction costs. We are responsible for cost overruns with respect to any budgeted components that are not part of the amended guaranteed maximum price contract.

The financial resources of our contractor may be insufficient to fund cost overruns or liquidated damages for which it is responsible under the amended guaranteed maximum price contract.

Under the terms and subject to the conditions and limitations of the guaranteed maximum price construction contract, Leighton/China State is responsible for all construction costs covered by the construction contract that exceed the approximately $417.4 million guaranteed maximum price contained in the contract. The parent companies of the contractor have provided a continuing guaranty by which they guarantee the contractor’s full performance under the construction contract until final payment under that contract. We cannot assure you that the contractor or its parent companies will have sufficient financial resources to fund any cost overruns or liquidated damages for which they are responsible under the guaranteed maximum price contract. Furthermore, neither is contractually obligated to maintain the financial resources to cover cost overruns. If they do not have the resources to meet their obligations and we are unable to obtain funds from them in a timely manner, we may need to pay these excess costs in order to complete construction of Encore at Wynn Macau.

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

In December 2009, Fernando Chui Sai On was inaugurated as the second Chief Executive of Macau. Dr. Chui’s government is formulating new policies to further the development of Macau. Certain of these policies could affect the gaming industry.

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

Macau’s subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of Wynn Macau and prevent or discourage guests from traveling to Macau.

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

Our concession agreement expires in June 2022. Unless our concession is extended, in June 2022, all of our gaming operations and related equipment located in defined areas of our casino in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning in June 2017, the Macau government may redeem the concession agreement by providing us at least one year’s prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied for the remaining years under the concession. We cannot assure you that we will be able to renew or extend our concession agreement on terms favorable to us or at all. We also cannot assure you that if our concession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

Conflicts of interest may arise because certain of our directors and officers are also directors of Wynn Macau, Limited.

In October 2009, Wynn Macau, Limited, a newly formed and indirect subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold through an initial public offering, 1,437,500,000 shares of this subsidiary’s common stock (representing approximately 27.7% of its outstanding shares). As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

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

Las Vegas Water Rights

We own approximately 834 acre-feet of permitted and certificated water rights, which we currently use to irrigate the golf course. We also own approximately 151.5 acre-feet of permitted and certificated water rights for commercial use. There are significant cost savings and conservation benefits associated with using water supplied pursuant to our water rights. We anticipate using our water rights to support future development of the golf course land.

Macau Land Concessions

The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area where Wynn Macau is located. The term of the land concession contract is 25 years, and it may be renewed with government approval for successive periods. Wynn Macau, S.A. was obligated to pay a total land concession premium of approximately 319.4 million patacas (approximately US $40 million).

In 2009, the Company and the Macau government agreed to modify this land concession as a result of the construction of Encore at Wynn Macau and the additional square footage that will be added as a result of such construction. In November 2009, the Company made an additional one-time land premium payment of approximately 113.4 million patacas (approximately US $14.2 million). Annual rent of approximately 4.2 million patacas (approximately US $527,000) is being paid in accordance with the land concession contract.

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

There were no matters submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “WYNN.” The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2009
First Quarter	$55.41	$14.50
Second Quarter	$50.77	$19.52
Third Quarter	$74.90	$29.05
Fourth Quarter	$71.50	$51.73

Year Ended December 31, 2008
First Quarter	$124.77	$90.90
Second Quarter	$116.54	$77.66
Third Quarter	$119.74	$69.27
Fourth Quarter	$83.69	$28.06

Holders

There were approximately 203 record holders of our common stock as of February 17, 2010.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. As a result of the sale of shares in Wynn Macau, Limited in October 2009, we have a total of approximately $1.2 billion of available cash that is not subject to such restrictions. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the first mortgage notes from making certain “restricted payments,” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions.

On November 6, 2009, our Board of Directors declared a cash dividend of $4.00 per share on our outstanding common stock. This dividend was paid on December 3, 2009, to stockholders of record on November 19, 2009. Our Board of Directors also approved the commencement of a regular cash dividend program beginning in 2010. Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

In each of November 2006 and 2007, our Board of Directors declared a cash distribution of $6.00 per common share which was paid in the following month.

Stock Performance Graph

The graph below compares the five year cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Casino Index. The performance graph assumes that $100 was invested on December 31, 2004 in each of the Company’s common stock, the S&P 500 and the Dow Jones US Casino Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Wynn Resorts Ltd.	Dow Jones US Casinos	S&P 500
December 04	100.0	100.0	100.0
December 05	82.0	100.5	103.0
December 06	140.2	144.1	117.0
December 07	167.6	163.4	121.2
December 08	63.2	43.6	74.5
December 09	87.0	67.7	92.0

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

The following tables reflect the selected consolidated financial data of Wynn Resorts and its subsidiaries. This data should be read together with our Consolidated Financial Statements and Notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our operational results include:

•	Prior to April 28, 2005, we were solely a development stage company.

•	On April 28, 2005, we opened our Wynn Las Vegas resort.

•	On September 6, 2006, we opened our Wynn Macau resort.

•	On September 11, 2006 we completed the sale of our Macau sub-concession right and recognized a pre-tax gain of $899.4 million.

•	On December 24, 2007, we opened an expansion of our Wynn Macau resort.

•	On December 22, 2008, we opened Encore at Wynn Las Vegas.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net Revenues	$3,045,611	$2,987,324	$2,687,519	$1,432,257	$721,981
Pre-opening costs	1,817	72,375	7,063	62,726	96,940
Operating income/(loss)	234,963	312,136	427,355	68,367	(26,027)
Net income/(loss)[1]	39,107	210,479	196,336	599,552	(115,705)
Less: Net income attributable to non-controlling interest[2]	(18,453)	—	—	—	—
Net income (loss) attributable to Wynn Resorts	20,654	210,479	196,336	599,552	(115,705)
Basic income/(loss) per share	0.17	1.94	1.85	6.00	(1.18)
Diluted income/(loss) per share	0.17	1.92	1.80	6.00	(1.18)

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,991,830	$1,133,904	$1,275,120	$789,407	$434,289
Restricted cash and investments[3]	—	—	531,120	237,386	442,602
Construction in progress	457,594	221,696	923,325	346,192	287,493
Total assets	7,581,769	6,755,788	6,312,820	4,667,951	3,950,337
Total long-term obligations[4]	3,695,821	4,421,885	3,612,987	2,287,783	1,974,398
Stockholders’ equity	3,160,363	1,601,595	1,956,959	1,727,766	1,675,194
Cash distribution declared per common share	$4.00	$0	$6.00	$6.00	$0

[1]	Net income for 2006 includes a pre-tax gain on sale of subconcession right of $899.4 million.
[2]	In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of its common stock through an initial public offering. The $18.5 million represents the non-controlling interests share of our net income for the period from October 9, 2009, the date of the IPO, through December 31, 2009.
[3]	Restricted cash and investments primarily reflect the proceeds of our debt and equity financings that were restricted for the repurchase of our common stock and construction of Encore at Wynn Las Vegas, and prior to December 31, 2005, for construction of Wynn Las Vegas.
[4]	Includes long-term debt, the required contract premium payments under our land concession contract at Wynn Macau, construction retention, and other long term liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate Wynn Las Vegas, a destination casino resort in Las Vegas, Nevada, which opened on April 28, 2005, Encore at Wynn Las Vegas, a destination casino resort located adjacent to Wynn Las Vegas, which opened on December 22, 2008, and Wynn Macau, a destination casino resort in the Macau Special Administrative Region of the People’s Republic of China (“Macau”), which opened on September 6, 2006. We are completing construction of Encore at Wynn Macau, a further expansion of Wynn Macau, which is expected open in April 2010. We believe that our properties are the preeminent destination casino resorts in their respective markets. Until the opening of Wynn Las Vegas in 2005, we were solely a development stage company.

Our Resorts

The following table sets forth information about our operating properties as of February 2010:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Wynn Las Vegas	2,716	110,000	130	1,920
Encore at Wynn Las Vegas	2,034	76,000	90	790
Wynn Macau	600	222,000	390	1,200

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue and occupies approximately 217 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking and approximately 5 acres adjacent to the golf course on which an office building is located.

Wynn Las Vegas features:

•	An approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private baccarat salons, a poker room, and a race and sports book;

•	Luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	22 food and beverage outlets;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, two nightclubs and lounges.

Encore at Wynn Las Vegas

We opened Encore at Wynn Las Vegas on December 22, 2008. Encore at Wynn Las Vegas features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques featuring Hermes, Chanel and others;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

In response to the evaluation of our Las Vegas Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to our resorts.

Construction is currently underway to replace Encore’s porte-cochere on Las Vegas Boulevard with the Encore Beach Club that will feature pools, food and beverage, and nightlife offerings. The total project budget for the Encore Beach Club is approximately $68 million. The Beach Club is expected to open on schedule in the second quarter of 2010.

Wynn Macau

We opened Wynn Macau on September 6, 2006 and we completed expansions of this resort in December 2007 and November 2009. We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002. Wynn Macau features:

•	An approximately 222,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a poker room;

•	Luxury hotel accommodations in 600 rooms and suites;

•	Casual and fine dining in six restaurants;

•

Approximately 48,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

In response to our evaluation of Wynn Macau and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to the resort.

We are completing construction on Encore at Wynn Macau, a further expansion of Wynn Macau that will add a fully-integrated resort hotel with approximately 410 luxury suites and four villas, as well as additional gaming areas, food and beverage and retail amenities. We expect Encore at Wynn Macau to open in April 2010.

Future Development

On February 24, 2010, we announced we entered into a letter of intent with Philadelphia Entertainment and Development Partners, LP (PEDP), providing that one of our affiliates will become the manager and managing general partner in the PDEP casino project slated for the Philadelphia waterfront. The agreement is subject to the satisfaction of certain conditions including the approval of the Pennsylvania Gaming Board.

Approximately 142 acres of land comprising Wynn Las Vegas and Encore at Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

We have applied to the government of Macau for a land concession for approximately 52 acres on Cotai and are awaiting final governmental approval of this concession. No construction timeline or budget has been prepared.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and U.S. political leadership, the outlook for the gaming, travel and entertainment industries both domestically and abroad continues to remain highly uncertain. Auto traffic into Las Vegas, airline capacity and air travel to McCarran International airport have continued to decline year over year, resulting in lower casino volumes and a reduced demand for hotel rooms. This slow down was particularly significant in the fourth quarter of 2008 and continued throughout 2009, most significantly affecting our U.S. operations. Based on our experience over this past year and current market conditions, we believe that our Las Vegas operations will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and departmental profitability. Significant new supply in Las Vegas will put additional pressure on occupancy and room rates during 2010. As a result of the current economic and market conditions, we have focused on efficiency initiatives that we began implementing at both of our properties and corporate offices in early 2009. These initiatives include reductions in pay for certain salaried employees, reduced work weeks for full-time hourly employees, a reduction of certain 2009 bonus accruals and a suspension of the employer match to the 401(k) plan. We continually review the cost structure of our operating properties and corporate offices to identify further opportunities to reduce costs. In addition to the slowing global economy, Wynn Macau was adversely affected during 2009 by certain visa restrictions implemented in September 2008.

Results of Operations

Our results of operations for the periods presented are not comparable as the year ended December 31, 2009 includes Encore at Wynn Las Vegas for a full year, whereas 2008 included only 10 days of operations for Encore at Wynn Las Vegas. We also believe that our operating results at both properties for the years ended December 31, 2009 and 2008, were adversely impacted by the weakened global economy. Disruptions in the global financial and stock markets and reduced levels of consumer spending have and are likely to continue to adversely impact our financial results. In addition, as noted above, visa restrictions have placed certain limitations on visitation to Macau.

The table below displays our net revenues for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Net Revenues:
Wynn Las Vegas, including Encore	$1,229,573	$1,098,889	$1,295,381
Wynn Macau	1,816,038	1,888,435	1,392,138

Total Net revenues	$3,045,611	$2,987,324	$2,687,519

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Consolidated Statement of Income is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino at Wynn Macau, customers primarily purchase gaming chips from gaming tables. The cash and net markers used to purchase the gaming chips from gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casino at our Las Vegas Operations and in the general casino at Wynn Macau for calculating win percentage.

In our VIP casino at Wynn Macau, customers primarily purchase non-negotiable rolling chips from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable rolling chips in the VIP casino is recorded as turnover and provides a base for measuring VIP casino win percentage. Because of this difference in chip purchase activity, the measurement base used in the general casino is not the same that is used in the VIP casino. It is customary in Macau to measure VIP casino play using this Rolling Chip method.

The measurement method in Las Vegas and in the general casino at Wynn Macau effectively tracks the initial purchase of chips while the measurement method in the VIP casino at Wynn Macau effectively tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the general casino. As a result, the expected win percent with the same amount of gaming win (numerator) is smaller in the VIP casino at Wynn Macau when compared to the general casino in Las Vegas and Macau.

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games between the two casinos. Each type of table game has its own theoretical win percentage. The life to date table games win percentage for our Las Vegas operations is 21.9% whereas the life to date table games win percentage for the general casino at Wynn Macau is 19.9%.

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

Financial Results for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

As noted earlier, our financial results for the year ended December 31, 2009 are not comparable to the year ended December 31, 2008, as the year ended December 31, 2009 includes the operations of Encore at Wynn Las Vegas which opened on December 22, 2008, whereas the prior year includes only 10 days of Encore at Wynn Las Vegas.

Revenues

Net revenues for the year ended December 31, 2009 are comprised of $2,206.8 million in casino revenues (72.5% of total net revenues) and $838.8 million of net non-casino revenues (27.5% of total net revenues). Net revenues for the year ended December 31, 2008 were comprised of $2,261.9 million in casino revenues (75.7% of total net revenues) and $725.4 million of net non-casino revenues (24.3% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2009 of approximately $2,206.8 million represents a $55.1 million (or 2.4%) decrease from casino revenues of $2,261.9 million for the year ended December 31, 2008. We expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas in December 2008. Encore added approximately 90 table games and approximately 800 slot machines to our Las Vegas casino operations. Even with these additions in capacity, our Las Vegas Operations experienced only a 5.4% increase in casino revenues, from $479.7 million in 2008 to $505.8 million in 2009, due to an increase in drop of 1.2% and a slight increase in our average table games win percentage. Our average table games win percentage (before discounts) for the year ended December 31, 2009 was 20.2%, which was below the expected range of 21% to 24% and compares to 20.0% for the prior year. Slot handle at our Las Vegas Operations decreased 2.5% during the year ended December 31, 2009 as compared to 2008, and the slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau decreased $81.2 million during the year ended December 31, 2009, compared to the prior year. At Wynn Macau, we experienced an 8% decrease in the VIP revenue segment primarily due to a 2% decrease in turnover and a decrease in our win as a percent of turnover. Our win as a percent of turnover was 2.9%, which was within the expected range of 2.7% to 3.0%, and compares to 3.0% in 2008. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play in that segment. In our general casino at Wynn Macau, drop decreased 12.2% when compared to the prior year and the average table games win percentage was 21.9%, which was above the expected range of 19% to 21%. The average table games win percentage in the general casino at Wynn Macau for the year ended December 31, 2008 was 19.6%. Slot handle at Wynn Macau increased 12.7% compared to the prior year and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in slot handle was primarily due to the play of high-end slot customers.

For the year ended December 31, 2009, room revenues were approximately $377.5 million, an increase of $50.8 million compared to prior year room revenue of $326.7 million. Room revenue at our Las Vegas Operations increased approximately $52.6 million compared to the prior year due to the addition of 2,034 suites at Encore at Wynn Las Vegas, which opened December 22, 2008. In Las Vegas, we continued to experience a significant decrease in occupancy and room rates during the year ended December 31, 2009, compared to the year ended December 31, 2008. Room revenue at Wynn Macau decreased approximately $1.8 million due to a decrease in room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Year Ended December 31,
	2009	2008
Average Daily Rate
Las Vegas	$217	$288
Macau	266	275
Occupancy
Las Vegas	85.2%	91.8%
Macau	87.5%	87.3%
REVPAR
Las Vegas	$185	$265
Macau	233	240

Other non-casino revenues for the year ended December 31, 2009 include food and beverage revenues of approximately $436.4 million, retail revenues of approximately $165.1 million, entertainment revenues of approximately $57.1 million, and other revenues from outlets such as the spa and salon, of approximately $66.2 million. Other non-gaming revenues for the year ended December 31, 2008 include food and beverage revenues of approximately $358.7 million, retail revenues of approximately $147.9 million, entertainment revenues of approximately $66.2 million, and other revenues from outlets, including the spa and salon, of approximately $56 million. Food and beverage revenues at our Las Vegas Operations increased as a result of the additional 12 food and beverage outlets located in Encore at Wynn Las Vegas, including a new night club, which opened in December 2008, offset by a decrease of $2.4 million at Wynn Macau, as compared to the prior year. Although we added new retail outlets at Encore at Wynn Las Vegas, overall retail revenues in Las Vegas were flat. Retail revenues at Wynn Macau increased approximately $16.9 million due primarily to increased sales at several retail outlets and the opening of Wynn and Co. Watches and Jewelry, which sells Cartier, Jaeger Le Coultre, and Kwiat products. Entertainment revenues decreased over the prior year primarily due to the closure of the Spamalot production show at Wynn Las Vegas in July 2008. This decrease was offset in part by revenue from headliner acts that performed during 2009, including Garth Brooks, who began performing in the Encore Theater in December 2009.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2009, departmental expenses include casino expense of $1,462.3 million, rooms expense of $109.2 million, food and beverage expense of $251.2 million, and entertainment, retail and other expense of $166.6 million. Also included are general and administrative expenses of approximately $366.8 million and approximately $13.7 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2008, departmental expenses include casino expenses of $1,490.9 million, room expenses of $78.2 million, food and beverage expenses of $207.3 million, and entertainment and retail and other expenses of $161.9 million. Also included are general and administrative expenses of approximately $319.3 million and approximately $49.4 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the year ended December 31, 2009, due to a decrease in casino revenues especially at Wynn Macau where a gaming tax of 39% is the significant driver of expense in that department. Room, food and beverage and general and administrative expenses increased as a result of the opening of Encore at Wynn Las Vegas in December 2008. Entertainment, retail and other expense increased primarily in the entertainment department due to headliner performances during the year. Our provision for doubtful accounts receivable declined during the year ended December 31, 2009, compared to the prior year due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce the additional reserves we recorded in the third quarter of 2008.

Pre-opening costs

During the year ended December 31, 2009, we incurred pre-opening costs of $1.8 million compared to $72.4 million for the year ended December 31, 2008. Pre-opening costs incurred during the year ended December 31, 2009 were related to Encore at Wynn Macau. Pre-opening costs incurred during the year ended December 31, 2008 were related to Encore at Wynn Las Vegas which opened in December 2008. We expect that pre-opening costs related to Encore at Wynn Macau will accelerate as we approach opening in April 2010.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2009, of $410.5 million increased by $147.3 million when compared to the year ended December 31, 2008, primarily due to depreciation of the assets of Encore at Wynn Las Vegas which were placed into service in December 2008.

During the construction of our properties, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations are capitalized. Once these properties opened, their assets were placed into service and we began recognizing the associated depreciation expense. Depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets and adjust them when warranted.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2009 were $28.5 million compared to approximately $32.6 million for the year ended December 31, 2008. Property charges and other for the year ended December 31, 2009 included the following: (a) a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for an addition to that property; (b) a $6.8 million charge for the write-off of 2 aircraft deposits; and (c) $5 million related to miscellaneous remodels, abandonments and loss on sale of equipment.

Property charges and other for the year ended December 31, 2008 include $17.8 million of costs associated with Spamalot at Wynn Las Vegas which closed in July 2008. The costs included the production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. In 2008, we also incurred a $3.6 million charge at Wynn Macau related to the abandonment of certain existing floor space to begin construction of a new restaurant. The remaining property charges during 2008 were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

We expect to continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $1.7 million for the year ended December 31, 2009, compared to $21.5 million for the year ended December 31, 2008. Interest income decreased $19.8 million primarily due to a significant decrease in the average interest rates earned on invested cash balances compared to the prior year. During 2009, our short-term investment strategy was primarily to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments were primarily in investments in U.S. Treasury Bills with a maturity of three months or less.

Interest expense was $211.4 million, net of capitalized interest of $10.7 million, for the year ended December 31, 2009, compared to $172.7 million, net of capitalized interest of $87.4 million, for the year ended December 31, 2008. Our interest expense increased due to (i) $76.7 million less of capitalized interest related to our construction activities with the opening of Encore at Wynn Las Vegas in December 2008, (ii) approximately $8.4 million of interest related to the 7 7/8% $500 million First Mortgage Notes issued in October 2009, (iii) approximately $3.9 million of interest related to additional borrowings on our Wynn Macau credit facilities during the year and (iv) approximately $0.6 million of interest associated with increased interest rates on the Wynn Las Vegas revolver. These increases were offset by (i) approximately $38.6 million less interest due to the November 2008 paydown of the Wynn Resorts term loan, as well as the subsequent $375 million payoff of such term loan in June 2009, (ii) approximately $3 million less interest related to the purchase of $65.8 million of 6 5/8% First Mortgage Notes and (iii) approximately $9.3 million less interest due to lower average interest rates on the remainder of our debt including the expiration of the Wynn Las Vegas interest rate swap in December 2008.

Changes in the fair value of our interest rate swaps are recorded as an increase/ (decrease) in swap fair value in each period. We recorded an expense of approximately $2.3 million for the year ended December 31, 2009 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2008 to December 31, 2009. During the year ended December 31, 2008 we recorded an expense of $31.5 million resulting from the net decrease in the fair value of interest rate swaps between December 31, 2007 and December 31, 2008. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

As a result of several debt retirements, we recorded a gain on early extinguishment of debt of $18.7 million during the year ended December 31, 2009. During 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts term loan at a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. We purchased $65.8 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs. As of December 31, 2009, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. However, for accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts. In October 2009, we purchased loans through an offer to purchase loans outstanding under the Wynn Las Vegas credit agreement, with a face-value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. In connection with this transaction, we recognized a gain of approximately $2.1 million on early retirement of debt in the fourth quarter of 2009.

Other represents the loss recognized in connection with foreign currency remeasurements of assets and liabilities in Macau that are not denominated in the local currency.

Income Taxes

During the year ended December 31, 2009, we recorded a tax expense of $3.0 million. Our provision for income taxes primarily relates to an increase in a valuation allowance related to foreign tax credits resulting from the repatriation of Wynn Macau earnings and the Wynn Macau Limited IPO proceeds. As discussed in our footnote on income taxes (Note 15), we currently do not consider forecasted future operating results when scheduling the realization of deferred tax assets and the required valuation allowance but instead rely solely on the reversal of net taxable temporary differences. The ultimate realization of our recorded foreign tax credit deferred tax asset is dependent upon the incurrence of sufficient U.S. income tax liabilities attributable to foreign source income during the 10-year foreign tax credit carryover period.

As of December 31, 2009, we have provided deferred income taxes net of foreign tax credits on the Wynn Macau Limited IPO proceeds (Note 13) planned for repatriation. No deferred income taxes have been provided for earnings of foreign subsidiaries that are considered permanently reinvested. During the year ended December 31, 2008, we recorded a tax benefit of $61.6 million primarily associated with foreign tax credits applicable to earnings not considered permanently invested abroad. As of December 31, 2008, none of our foreign earnings were considered permanently invested abroad.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $31.7 million in such taxes for the year ended December 31, 2009. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies totaling 39% in accordance with our concession agreement. In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement is effective as of 2006. Therefore, included in the tax provision for the year ended December 31, 2009, are the amounts related to the years 2006 through 2009 totaling $3.6 million. This agreement on dividends is effective through 2010.

In February 2010, we entered into a Pre-Filing Agreement (“PFA”) with the Internal Revenue Service (“IRS”) providing that the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax and can be claimed as a U.S. foreign tax credit. In January 2010, the IRS commenced an examination of the company’s 2006, 2007, and 2008 U.S. federal income tax returns. During the year ended December 31, 2009, we received the results of an IRS examination of our 2004 and 2005 tax returns and we filed an appeal of the examination’s findings. In connection with that appeal, we agreed to extend the statute of limitations for our 2004 and 2005 tax returns to March 15, 2011. We do not expect resolution of the findings within 12 months. We believe that our liabilities for uncertain tax positions related to the examination’s findings are adequate. The resolution of the 2004 and 2005 IRS examination is not expected to result in any significant cash payment, but rather the utilization of a portion of our 2008 foreign tax credit carryforward.

Net income attributable to non-controlling interests

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of its common stock through an initial public offering. The $18.5 million represents the non-controlling interests share of our net income for the period from October 9, 2009, the date of the IPO, through December 31, 2009.

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

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2008 of approximately $2,261.9 million represents a $312 million (or 16%) increase from casino revenues of $1,949.9 million for the year ended December 31, 2007. At Wynn Las Vegas, including Encore at Wynn Las Vegas, we experienced a $162.6 million decrease in casino revenues compared to the prior year due to a 7.1% decrease in drop and a decrease in our table games win percentage. Our table games win percentage (before discounts) for the year ended December 31, 2008 was 20.0%, which was below the expected range of 21% to 24% and compares to 25.3% for the prior year. Slot handle at Wynn Las Vegas, including Encore at Wynn Las Vegas, decreased 12.9% during the year ended December 31, 2008 as compared to 2007, and the slot win percentage was within the expected range of 4.5% to 5.5%. As noted earlier, we believe the decrease in casino volumes reflect the overall slowdown in the global economy partially offset by the opening of Encore at Wynn Las Vegas. In the fourth quarter of 2008, casino revenue at Wynn Las Vegas, including Encore at Wynn Las Vegas, declined 43.3% compared to the fourth quarter of 2007 as a result of a decrease in table games drop of 20.2% and a decline in our average table games win percentage to 15.3% compared to 23.5% in the prior year fourth quarter. Slot handle at Wynn Las Vegas, including Encore at Wynn Las Vegas, decreased 22.7% during the fourth quarter of 2008 compared to the fourth quarter of 2007.

Casino revenues at Wynn Macau increased $474.7 million during the year ended December 31, 2008, compared to the prior year. At Wynn Macau, we experienced a 47.4% increase in turnover in the VIP casino segment and our win as a percent of turnover was 3%, which is at the high end of our expected range of 2.7% to 3% compared to 3.1% in the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 14.2% when compared to the prior year and the table games win percentage was 19.6%, which is within the expected range of 18% to 20%. The table game win percentage at Wynn Macau for the year ended December 31, 2007 was 19%. Slot handle at Wynn Macau increased 79.5% compared to the prior year and the slot win percentage was within the expected range of 4.5% to 5.5%. The increase in casino revenue at Wynn Macau is a result of growth during the first nine months of 2008 in the Macau market as well as our casino expansion which opened in December 2007.

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

Departmental, Administrative and Other Expenses

During the year ended December 31, 2008, departmental expenses included casino expenses of $1,491 million, rooms expenses of $78.2 million, food and beverage expenses of $207.3 million, and entertainment, retail and other expenses of $161.9 million. Also included are general and administrative expenses of approximately $319.3 million and approximately $49.4 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2007, departmental expenses included casino expenses of $1,168.1 million, room expenses of $83.2 million, food and beverage expenses of $212.6 million, entertainment, retail and other expenses of $161.1 million, general and administrative expenses of approximately $310.8 million and approximately $36.1 million charged as a provision for doubtful accounts receivable. Casino expenses have increased over the prior year primarily related to the increased revenue at Wynn Macau as noted above, including the 39 percent gross win tax on casino revenues. Our casino revenues at Wynn Macau increased significantly during 2008 due to our expansion of that facility, which opened in December 2007, and general growth in the

Macau market. Our revenues at Wynn Macau are subject to a 39% gross win tax whereas our Las Vegas revenues are subject to a 6.75% gross win tax. As a result, the ratio of casino departmental expenses to casino revenue is higher in Macau than Las Vegas. Macau accounted for a greater percentage of total casino revenue in 2008. Accordingly, casino expenses as a percent of casino revenues increased when comparing the results for the year ended December 31, 2008 to the year ended December 31, 2007.

Room expenses decreased $5 million during the year ended December 31, 2008 compared to 2007. During both periods, Wynn Las Vegas had 2,716 rooms and Wynn Macau had 600 rooms. On December 22, 2008, we opened Encore at Wynn Las Vegas (“Encore”), which has 2,034 rooms. The addition of Encore for 10 days during the year ended December 31, 2008 had an immaterial impact on our room expenses for the year ended December 31, 2008. The decrease experienced was primarily a result of reduced occupancy at Wynn Las Vegas due to the economic environment.

Food and beverage expenses decreased $5.3 million during the year ended December 31, 2008, compared to the year ended December 31, 2007, while food and beverage revenues increased $4.7 million. During 2008, we provided more complimentary food and beverage service to our casino guests compared to 2007. As disclosed in Note 2, Summary of Significant Accounting Policies, the retail value of food and beverage furnished to guests without charge is included in gross food and beverage revenues and then is deducted as promotional allowances in our Consolidated Statements of Income. In accordance with industry practice, the estimated cost of providing such complimentary food and beverage is charged to the department that benefits from the issuance of the complimentary service, which is primarily the casino department. This resulted in a decrease in food and beverage expense while gross food and beverage revenues increased.

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

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2008 was $263.2 million, an increase of $43 million when compared to the year ended December 31, 2007, primarily due to (i) depreciation expense associated with the opening of the expansion at Wynn Macau, a portion of which opened in September 2007, and the remainder which opened in December 2007; (ii) shortened estimated lives beginning in March 2008, of certain hotel room furniture, fixtures and equipment at Wynn Las Vegas based on a planned room renovation; and (iii) the opening of Encore at Wynn Las Vegas.

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

We expect to continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income decreased by $25.8 million to $21.5 million for the year ended December 31, 2008 from $47.3 million for the year ended December 31, 2007. This decrease was primarily due to a decrease in interest rates as compared to the prior year. During 2008, our short-term investment strategy was primarily to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments were primarily in investments in U.S. Treasury Bills with a maturity of three months or less.

Interest expense was $172.7 million, net of capitalized interest of $87.4 million, for the year ended December 31, 2008, compared to $145.2 million, net of capitalized interest of $46 million, for the year ended December 31, 2007. Interest expense increased approximately $43.4 million due to borrowings under the $1 billion Wynn Resorts term loan facility drawn in late 2007, approximately $24.1 million related to the additional $400 million Wynn Las Vegas first mortgage notes issued in November 2007 and approximately $12 million net on borrowings from our Wynn Las Vegas, Wynn Macau and other credit facilities. These increases were offset by approximately $10.6 million less interest expense due to the conversion of the Debentures in July 2007 and an increase of $41.4 million in capitalized interest related to our construction activities. In future periods, interest expense will increase significantly as we no longer capitalize such costs related to Encore at Wynn Las Vegas.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a net expense of approximately $31.5 million for the year ended December 31, 2008 due to the net decrease in the fair value of our interest rate swaps from December 31, 2007 to December 31, 2008. During the year ended December 31, 2007, we recorded a net expense of $6 million due to the net decrease in the fair value of interest rate swaps between December 31, 2006 and December 31, 2007. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Gain (Loss) on Extinguishment of Debt

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

On June 15, 2007, we announced that we had called for redemption on July 20, 2007, all of the then outstanding principal amount of our 6% Convertible Subordinated Debenture, due July 15, 2015 (the “Debentures”). Prior to redemption, in July 2007 all of the holders converted their Debentures into shares of the Company’s common stock. As a result, in July 2007, the outstanding Debentures were converted into 9,744,680 shares of the our common stock. In accordance with accounting standards, we recorded a loss on extinguishment of $93.4 million, which represents the difference between the fair value of the liability component immediately prior to extinguishment and the carrying amount of the liability on such date.

Other represents the loss recognized in connection with foreign currency remeasurements of assets and liabilities in Macau that are not denominated in the local currency.

Income Taxes

During the year ended December 31, 2008, we recorded a current tax provision of $1.9 million and a deferred tax benefit of $63.5 million.

During the year ended December 31, 2008, we completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and its Macau Gaming Concession. As a result, we recognized tax benefits of $722 million (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. Of the $722 million, $650.6 million was used to offset 2008 U.S. income tax expense incurred as a result of the repatriation of Wynn Macau earnings and $71.4 million (net of valuation allowance) is recorded as deferred tax asset. As of December 31, 2008, we had no earnings in foreign subsidiaries that are considered permanently invested.

Our effective tax rate/(benefit) for the year ended December 31, 2008, was (41.3%). This rate was 76.3 percentage points lower than the U.S. Federal rate of 35%, primarily due to the repatriation of foreign earnings and related foreign tax credits, a domestic operating loss, and the tax holiday applicable to the earnings of Wynn Macau, S.A.

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

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided by operations for the year ended December 31, 2009 was $594 million compared to $523.2 million provided by operations for the year ended December 31, 2008. Cash provided by operations was positively impacted by a decrease in preopening costs that were incurred during 2008 related to Encore at Wynn Las Vegas and from ordinary working capital changes. These increases were offset by increased interest costs as we no longer capitalized interest in Las Vegas with the opening of Encore at Wynn Las Vegas in 2008 and a decrease in departmental profit due to the current economic conditions.

Capital Resources

We require a certain amount of cash on hand for operations. At December 31, 2009, we had approximately $1.99 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes, enhancements to our resorts, and to support the development and construction costs of Encore at Wynn Macau. Approximately $85.6 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Wynn Macau, S.A. In addition, as of December 31, 2009, we had approximately $185 million of availability under our Wynn Las Vegas Revolving Credit Facility and approximately $500 million of availability under our Wynn Macau Senior Revolving Credit Facility. Except for scheduled quarterly payments totaling $2.7 million, we have no debt maturities in 2010. Debt maturities in 2011 are scheduled to be $77.9 million. We believe that cash flow from operations, availability under our bank credit facilities, and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2010. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include investments in U.S. Treasury Bills and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $540.9 million, $1.3 billion and $1 billion for the years ended December 31, 2009, 2008 and 2007. Our capital expenditures relate primarily to the construction cost associated with Encore at Wynn Las Vegas, which opened in December 2008, expansions at Wynn Macau and the continued construction of Encore at Wynn Macau.

Encore at Wynn Macau

In June 2007, we commenced construction on Encore at Wynn Macau, a further expansion of Wynn Macau. Encore at Wynn Macau is a second hotel tower for Wynn Macau situated on top of a new low-rise podium. Encore at Wynn Macau will add a fully-integrated resort hotel to Wynn Macau, planned to include approximately 410 luxury suites and four villas along with restaurants, additional retail space and additional gaming space. We expect Encore at Wynn Macau to open in April 2010.

We have executed a guaranteed maximum price contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of Encore at Wynn Macau. The current guaranteed maximum price, including change orders as of December 31, 2009, is $417.4 million.

We expect total development and construction costs to be approximately $600 million. The project budget is being funded from our cash flow from operations at Wynn Macau and existing cash balances.

As of December 31, 2009, we had incurred approximately $454.9 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Wynn Resorts, Limited

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of its common stock. We received proceeds, net of related costs, of approximately $1.8 billion as a result of this transaction.

In March 2009, we completed a secondary common stock offering of approximately 11 million shares resulting in net proceeds of $202.3 million. In November 2008, we completed a secondary common stock offering of 8 million shares resulting in net proceeds of $344.3 million. In October 2007, we completed a secondary common stock offering of 4.3 million shares resulting in net proceeds of $664.1 million.

In June 2009, we purchased and retired the remaining $375 million of outstanding loans from the $1 billion term loan we borrowed in June 2007, for the primary purpose of funding our equity repurchase program. The purchase price was $364.7 million reflecting a discounted price of 97.25%. In November 2008, we purchased and retired $625 million of this term loan. The purchase price was $596.1 million, reflecting a discounted price of 95.375%.

During the year ended December 31, 2009, we purchased $65.8 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases for $50 million, reflecting a discounted price of 76.1%. As of December 31, 2009, we hold this debt and have not contributed it to our wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes, this transaction has been treated as an extinguishment of debt by Wynn Resorts.

In November 2009, our Board of Directors declared a cash dividend of $4.00 per share on our outstanding common stock. This dividend was paid on December 3, 2009, to stockholders of record on November 19, 2009. Our Board of Directors also approved the commencement of a regular cash dividend program beginning in 2010. Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends. In November 2007, our Board of Directors declared a cash distribution of $6 per share on our outstanding stock. This distribution was paid on December 10, 2007 to stockholders of record on November 30, 2007.

Our Board of Directors has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. No share repurchases were made during the year ended December 31, 2009. During the year ended December 31, 2008, we repurchased 10,915,633 shares at a net cost of $940.1 million and during the year ended December 31, 2007, we repurchased 1,889,321 shares at a net cost of $179.2 million. Accordingly, as of December 31, 2009, we had repurchased a total of 12,804,954 shares of our common stock for a net cost of $1.1 billion under the program.

Wynn Las Vegas Credit Facilities

As of December 31, 2009, our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an $80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of December 31, 2009, we had borrowed $252.7 million under the Wynn Las Vegas Revolver. We also had $20.2 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Consequently, we have availability of $185 million under the Wynn Las Vegas Revolver as of December 31, 2009. As described below, during the year ended December 31, 2009, we (a) extended the maturity of the Wynn Las Vegas Revolver to July 2013, (b) received relief from certain financial covenants, (c) increased the Wynn Las Vegas Revolver by $65 million, (d) repurchased $87.6 million of Wynn Las Vegas Revolver loans at a discount, and (e) used the net proceeds received from our $500 million 7 7/8 % First Mortgage Notes issuance to repay amounts outstanding, including a permanent reduction of the Wynn Las Vegas Credit Facilities of $360 million.

In April 2009, we entered into a fourth amendment to our Credit Agreement. This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with our Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; and (iii) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, we (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the interest rate spread on the Wynn Las Vegas Revolver from LIBOR plus 1.625% to LIBOR plus 3.0%.

In August 2009, pursuant to the terms of the Credit Agreement, we expanded the availability of the Wynn Las Vegas Revolver by $65 million.

In September 2009, we entered into a fifth amendment to our Credit Agreement. This amendment, among other things, (i) permitted Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, we purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolver was permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan was permanently reduced by $44.8 million.

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), our wholly owned subsidiaries, respectively, issued, in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. The notes rank pari passu with the borrowing under the Wynn Las Vegas Credit Facilities and the outstanding 6 5/8% First Mortgage Notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement described above, we used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan.

The Wynn Las Vegas Term Loan will be payable in two installments of $40.2 million each on September 30, 2012 and August 15, 2013. The Wynn Las Vegas Revolver matures on July 15, 2013.

For borrowings under the Wynn Las Vegas Revolver we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 3.0% on the outstanding balance. We also incur a fee of 1.0% on the daily average of unborrowed amounts. For borrowings under the Wynn Las Vegas Term Loan we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.875% on the outstanding balance.

The Wynn Las Vegas Credit Facilities are an obligation of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Agreement rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

The Wynn Las Vegas Credit Agreement contains a requirement that we must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If our Wynn Las Vegas subsidiary meets a Consolidated Leverage Ratio, as defined in the Credit Agreement, of greater than 3.5 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Credit Agreement. If the Consolidated Leverage Ratio is less than 3.5 to 1, then no repayment is required. Based on the current economic conditions in which we are operating, we do not believe that Wynn Las Vegas will have excess cash flow for mandatory repayment pursuant to this provision of the Credit Agreement during the fiscal year ending December 31, 2010, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2010.

The Wynn Las Vegas Credit Agreement contains customary covenants restricting our activities including, but not limited to: the ability to sell assets, make capital expenditures, enter into capital leases, make loans or other investments and incur additional indebtedness. In addition, we were required by the financial covenants to maintain a Consolidated Interest Coverage Ratio, as defined, not less than 1.25 to 1 as of December 31, 2009. Management believes that we were in compliance with all covenants at December 31, 2009. We will be required to maintain a Consolidated Leverage Ratio, as defined, of 6.50 to 1 for the quarterly reporting date ending June 30, 2011, 6.25 to 1 for the quarterly reporting date ending September 30, 2011 and 6.00 to 1 for each quarterly reporting date thereafter to maturity. The Consolidated Interest Coverage Ratio remains at 1.25 to 1 for the quarterly reporting dates through March 31, 2011, and then increases to 1.75 to 1 for the quarterly reporting dates June 30, 2011 to maturity.

Wynn Macau Credit Facilities

As of December 31, 2009, our Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. As of December 31, 2009, the Wynn Macau Term Loan was fully drawn and we had borrowed $502 million under the Wynn Macau Revolver. Consequently, we have $498 million of availability as of December 31, 2009.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loan is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.75%.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

The Wynn Macau Credit Facilities contain a requirement that Wynn Macau must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If our Wynn Macau subsidiary meets a Consolidated Leverage Ratio, as defined, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined. If the Consolidated Leverage Ratio is less than 4.0 to 1, then no repayment is required. Based on current estimates we do not believe that our Consolidated Leverage Ratio during the fiscal year ending December 31, 2010 will exceed 4.0 to 1, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2010.

The Wynn Macau Credit Facilities contain customary covenants restricting our activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, we were required by the financial covenants to maintain a Leverage Ratio, as defined, of not greater than 5.00 to 1 as of December 31, 2009, and Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that we were in compliance with all covenants at December 31, 2009. The Leverage Ratio decreases to not greater than 4.75 to 1 for the quarterly reporting period ending June 30, 2010, 4.50 to 1 for the quarterly reporting period ending September 30, 2010 and 4.00 to 1 for the quarterly reporting period ending December 31, 2010. The Interest Coverage Ratio requirement remains at not less that 2.00 to 1 for each reporting period during 2010.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2009, we had outstanding letters of credit totaling $20.2 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2009 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$2.7	$790.5	$2,261.8	$531.5	$3,586.5
Fixed interest payments	147.6	295.3	286.3	111.6	840.8
Estimated variable interest payments[1]	51.8	91.1	24.2	1.1	168.2
Operating leases	6.8	5.3	.3	3.0	15.4
Construction contracts and commitments	117.4	—	—	—	117.4
Employment agreements	38.6	40.2	9.0	16.0	103.8
Other[2]	72.3	120.0	53.3	71.5	317.1

Total commitments	$437.2	$1,342.4	$2,634.9	$734.7	$5,149.2

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2009. Such rates are at historical lows as of December 31, 2009. Actual rates will vary.
[2]	Other includes open purchase orders, commitments for an aircraft purchase, land concession and fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8 “Financial Statements”, Note 15 “Income Taxes”, of this report, we had $148.4 million of unrecognized tax benefits as of December 31, 2009. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2009.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the 6 5/8% and 7 7/8% First Mortgage Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit distribution of the net proceeds of the subconcession sale and, provided certain conditions are met, earnings and the distribution of loan proceeds. As a result of the sale of shares in Wynn Macau, Limited in October 2009, we have approximately $1.2 billion of available cash that is not subject to such restrictions.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow, availability under the Wynn Las Vegas Revolver and to the extent additional funds are required, with additional contributions from Wynn Resorts. We cannot assure you, however, that our Las Vegas operations will generate sufficient cash flow from operations or that future contributions from Wynn Resorts or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Revolver. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Credit Rating

As of February 17, 2010, we had a rating of “BB” with a “negative” outlook by Standard & Poors and a rating of “Ba3” with a “no” outlook by Moody’s Investors Service. For future borrowings, any decrease in our corporate rating could result in an increase in borrowing costs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with applicable accounting standards. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

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

As of December 31, 2009 and December 31, 2008, approximately 76% and 78% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. In determining our allowance for estimated doubtful accounts receivable, we apply industry standard reserve percentages to aged account balances and we specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age, the customer’s financial condition, collection history and any other known information. The standard reserve percentages applied are based on our historical experience and take into consideration current industry and economic conditions.

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	December 31, 2009	December 31, 2008
Casino accounts receivable	$205,330	$200,115
Allowance for doubtful casino accounts receivable	$100,959	$101,880
Allowance as a percentage of casino accounts receivable	49.2%	50.9%
Percentage of casino accounts receivable outstanding over 180 days	41.1%	30.7%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at Wynn Las Vegas, Encore at Wynn Las Vegas and Wynn Macau. As of December 31, 2009 and December 31, 2008, approximately 27% and 29% respectively, of our outstanding casino account receivable balance originated at Wynn Macau.

At December 31, 2009, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $2.1 million.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income. As of December 31, 2009, changes in the swap fair values are being recorded in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

We measure the fair value of our interest rate swaps on a recurring basis. Accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorize these swap contracts as Level 2. The fair value approximates the amount we would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore is subject to significant estimation and a high degree of variability of fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date, as applicable.

Share-Based Compensation

Accounting standards for share-based payments establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We use the Black-Scholes valuation model to value the equity instruments we issue. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for 2009 would have resulted in an approximate $5.7 million change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. Because of our limited trading history as a public company we have elected to use the simplified method prescribed by applicable accounting standards, for companies with a limited trading history to estimate the expected term. Once we have sufficient trading history, we will estimate the expected term using historical experience for options that have been granted to employees within our stock option plan. A 10% change in the expected term assumption for 2009 would have resulted in an approximate $3.3 million change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Significant Judgmental Accruals

We estimate liabilities for certain self-insurance, customer loyalty program reward redemptions, contingencies, claims and litigation and other items, as appropriate. Management determines the adequacy of these estimates by reviewing the expected trends and from industry experience and adjusts the assumptions utilized as it believes necessary.

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions where we operate. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

As of December 31, 2009, we have a foreign tax credit carryover of $835.4 million and we have recorded a valuation allowance of $689.4 million against this asset based on our estimate of future realization. The foreign tax credits are attributable to the Macau special gaming tax which is 35% of gross gaming revenue in Macau. The U.S. taxing regime only allows a credit for 35% of “net” foreign source income. Due to our current operating history of U.S. losses, we currently do not rely on forecasted taxable income in order to support the utilization of the foreign tax credits. The estimated future foreign tax credit realization was based upon the estimated future taxable income from the reversal of “net” U.S. taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period. The amount of the valuation allowance is subject to change based upon the actual reversal of temporary differences and future taxable income exclusive of reversing temporary differences.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes which we adopted on January 1, 2007. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term “more likely than not” is consistent with how that term is used in accounting for income taxes (i.e. likelihood of occurrence is greater than 50%).

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2009, 2008 and 2007, we recognized no amounts for interest or penalties.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, during 2009 we were exempted from the payment of approximately $31.7 million in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. We are currently evaluating the impact, if any, of adopting these new accounting standards on our consolidated financial statements.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2009 of our expected long-term indebtedness. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2009, such rates were at historic lows. Actual rates will vary. The one-month LIBOR and HIBOR rates at December 31, 2009 of 0.23% and 0.08%, respectively were used for all variable rate calculations in the table below. The information is presented in U.S. dollar equivalents as applicable.

	Year Ending December 31,
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	$1,634.2	$500.0	$2,134.2
Average interest rate	—	—	—	—	6.6%	7.9%	6.9%

Variable rate	$2.7	$77.9	$712.6	$438.0	$189.6	$31.5	$1,452.3
Average interest rate	1.4%	1.8%	1.9%	2.7%	1.9%	1.5%	2.1%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis.

Wynn Las Vegas

We entered into an interest rate swap agreement on August 14, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, beginning November 27, 2009, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Consolidated Statements of Income as the swap does not qualify for hedge accounting.

Wynn Macau

As of December 31, 2009, we had three interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau credit facilities. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $153.8 million of the current U.S. dollar borrowings under the Wynn Macau Term Loan at approximately 5.382%. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on approximately $127.9 million of the current Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.14%. Both of these interest rate swap agreements mature in August 2011. We entered into a third interest rate swap agreement on August 17, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Revolving Credit Facility. Under this swap agreement, beginning November 27, 2009, we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S. $300 million) incurred under the Wynn Macau Senior Revolving Credit Facility in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S. $300 million) of borrowings under the Wynn Macau Senior Revolving Credit Facility at approximately 3.9%. This interest rate swap agreement matures in June 2012.

Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values as of December 31, 2009 and 2008, of our interest rate swap arrangements (amounts in thousands):

	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
Liability fair value at:
December 31, 2009	$—	$4,224	$16,345	$20,569
December 31, 2008	$15,334	$—	$12,539	$27,873

The fair value approximates the amount we would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability of fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date as applicable.

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2009 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is our reporting currency:

	Years Ending December 31,
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Average notional amount	$—	$281.7	$550.0	$—	$—	$—	$831.7
Average pay rate	—	3.52%	2.30%	—	—	—	2.72%
Average receive rate	—	1.04%	1.66%	—	—	—	1.45%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2009, approximately 83% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2009, an assumed 1% change in variable rates would cause our annual interest cost to change by $6.2 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited:

We have audited Wynn Resorts, Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

February 26, 2010

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,991,830	$1,133,904
Receivables, net	152,879	125,196
Inventories	107,005	120,944
Prepaid expenses and other	31,242	31,047

Total current assets	2,282,956	1,411,091
Property and equipment, net	5,062,059	5,118,646
Intangibles, net	44,659	49,049
Deferred financing costs	62,227	65,877
Deposits and other assets	99,380	106,429
Investment in unconsolidated affiliates	4,102	4,696
Deferred income taxes	26,386	—

Total assets	$7,581,769	$6,755,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payable	$135,501	$232,136
Current portion of long-term debt	2,675	2,685
Current portion of land concession obligation	—	6,068
Income taxes payable	1,176	1,283
Accrued interest	17,520	21,485
Accrued compensation and benefits	69,825	85,803
Gaming taxes payable	100,980	66,954
Other accrued expenses	26,751	24,824
Customer deposits.	318,755	200,902
Construction retention	9,546	78,599
Deferred income taxes	42,856	3,018

Total current liabilities	725,585	723,757
Long-term debt	3,566,428	4,290,424
Other long-term liabilities	120,726	124,511
Deferred income taxes	—	8,551
Construction retention	8,667	6,950

Total liabilities	4,421,406	5,154,193

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 136,098,410 and 124,817,994 shares issued; 123,293,456 and 112,013,040 shares outstanding	1,361	1,248
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	4,239,497	2,734,276
Accumulated other comprehensive income	2,446	2,614
Accumulated deficit	(89,559)	(17,136)

Total Wynn Resorts, Limited stockholders' equity	3,034,338	1,601,595
Noncontrolling interest	126,025	—

Total equity	3,160,363	1,601,595

Total liabilities and stockholders' equity	$7,581,769	$6,755,788

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Operating revenues:
Casino	$2,206,829	$2,261,932	$1,949,870
Rooms	377,520	326,655	339,391
Food and beverage	436,361	358,715	353,983
Entertainment, retail and other	288,432	270,065	245,201

Gross revenues	3,309,142	3,217,367	2,888,445
Less: promotional allowances	(263,531)	(230,043)	(200,926)

Net revenues	3,045,611	2,987,324	2,687,519

Operating costs and expenses:
Casino	1,462,346	1,490,927	1,168,119
Rooms	109,184	78,238	83,237
Food and beverage	251,192	207,281	212,622
Entertainment, retail and other	166,612	161,862	161,087
General and administrative	366,785	319,303	310,820
Provision for doubtful accounts	13,707	49,405	36,109
Pre-opening costs	1,817	72,375	7,063
Depreciation and amortization	410,547	263,213	220,250
Property charges and other	28,458	32,584	60,857

Total operating costs and expenses	2,810,648	2,675,188	2,260,164

Operating income	234,963	312,136	427,355

Other income (expense):
Interest income	1,740	21,517	47,259
Interest expense, net of capitalized interest	(211,385)	(172,693)	(145,177)
Decrease in swap fair value	(2,258)	(31,485)	(6,001)
Gain (loss) from extinguishment of debt	18,734	22,347	(93,526)
Equity in income from unconsolidated affiliates	121	1,353	1,721
Other	191	(4,257)	506

Other income (expense), net	(192,857)	(163,218)	(195,218)

Income before income taxes	42,106	148,918	232,137
(Provision) benefit for income taxes	(2,999)	61,561	(35,801)

Net income	39,107	210,479	196,336
Less: Net income attributable to noncontrolling interests	(18,453)	—	—

Net income attributable to Wynn Resorts, Limited	$20,654	$210,479	$196,336

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.17	$1.94	$1.85
Diluted	$0.17	$1.92	$1.80
Weighted average common shares outstanding:
Basic	119,840	108,408	106,030
Diluted	120,185	109,441	112,685

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Common stock		Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Wynn Resorts, Ltd stockholders’ equity	Noncontrolling interest	Total stockholders' equity
	Shares outstanding	Par value
Balances, January 1, 2007	101,887,031	$1,018	$—	$2,127,586	$(94)	$(400,744)	$1,727,766	$—	$1,727,766
Net income	—	—	—	—	—	196,336	196,336	—	196,336
Currency translation adjustment	—	—	—	—	(2,811)	—	(2,811)	—	(2,811)

Comprehensive income							193,525	—	193,525
Exercise of stock options	270,700	3	—	9,177	—	—	9,180	—	9,180
Issuance of restricted stock	56,500	1	—	(1)	—	—	—	—	—
Cancellation of restricted stock	(12,000)	—	—	—	—	—	—	—	—
Purchase of treasury stock	(1,889,321)	—	(179,277)	—	—	—	(179,277)	—	(179,277)
Issuance of common stock, net	4,312,500	43	—	663,894	—	—	663,937	—	663,937
Cash Distribution	—	—	—	(663,894)	—	(22,255)	(686,149)	—	(686,149)
Stock-based compensation	—	—	—	19,336	—	—	19,336	—	19,336
Conversion of 6% convertible debentures	9,744,680	97	—	210,589	—	—	210,686	—	210,686
Uncertain tax positions	—	—	—	—	—	(2,045)	(2,045)	—	(2,045)

Balances, December 31, 2007	114,370,090	1,162	(179,277)	2,366,687	(2,905)	(228,708)	1,956,959	—	1,956,959

Net income	—	—	—	—	—	210,479	210,479	—	210,479
Currency translation adjustment	—	—	—	—	5,519	—	5,519	—	5,519

Comprehensive income							215,998	—	215,998
Exercise of stock options	94,583	1	—	2,781	—	—	2,782	—	2,782
Issuance of restricted stock	560,000	6	—	(6)	—	—	—	—	—
Cancellation of restricted stock	(96,000)	(1)	—	1	—	—	—	—	—
Purchase of treasury stock	(10,915,633)	—	(940,130)	—	—	—	(940,130)	—	(940,130)
Forfeited cash distribution upon cancellation of restricted stock	—	—	—	—	—	1,093	1,093	—	1,093
Issuance of common stock, net	8,000,000	80	—	343,905	—	—	343,985	—	343,985
Stock-based compensation	—	—	—	20,908	—	—	20,908	—	20,908

Balances, December 31, 2008	112,013,040	1,248	(1,119,407)	2,734,276	2,614	(17,136)	1,601,595	—	1,601,595

Net income	—	—	—	—	—	20,654	20,654	18,453	39,107
Currency translation adjustment	—	—	—	—	876	—	876	(106)	770

Comprehensive income							21,530	18,347	39,877
Exercise of stock options	244,916	3	—	6,344	—	—	6,347	—	6,347
Cancellation of restricted stock	(4,500)	—	—	—	—	—	—	—	—
Forfeited cash distribution upon cancellation of restricted stock	—	—	—	—	—	55	55	—	55
Issuance of common stock, net	11,040,000	110	—	202,035	—	—	202,145	—	202,145
Sale of Wynn Macau, Ltd common stock, net	—	—	—	1,623,228	(1,044)	—	1,622,184	107,358	1,729,542
Cash distribution	—	—	—	(400,000)	—	(93,132)	(493,132)	—	(493,132)
Excess tax benefits from stock-based compensation	—	—	—	49,013	—	—	49,013	—	49,013
Stock-based compensation	—	—	—	24,601	—	—	24,601	320	24,921

Balances, December 31, 2009	123,293,456	$1,361	$(1,119,407)	$4,239,497	$2,446	$(89,559)	$3,034,338	$126,025	$3,160,363

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$39,107	$210,479	$196,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410,547	263,213	220,250
Deferred income taxes	(656)	(63,460)	34,868
Stock-based compensation	24,336	20,328	18,527
Excess tax benefits from stock-based compensation	(44,909)	—	—
Amortization and write-offs of deferred financing costs, and other	26,160	21,951	22,120
(Gain) loss on extinguishment of debt	(18,734)	(22,347)	93,526
Provision for doubtful accounts	13,707	49,405	36,109
Property charges and other	28,458	32,584	60,857
Equity in income of unconsolidated affiliates, net of distributions	594	804	481
Decrease in swap fair value	2,258	31,485	6,001
Increase (decrease) in cash from changes in:
Receivables, net	(41,416)	4,621	(75,029)
Inventories and prepaid expenses and other	3,265	(49,417)	(7,565)
Accounts payable and accrued expenses	151,239	23,537	54,093

Net cash provided by operating activities	593,956	523,183	660,574

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(540,929)	(1,333,182)	(1,008,772)
Restricted cash	—	31,052	206,334
Deposits and purchase of other assets	(11,258)	(43,589)	(43,216)
Proceeds from sale of equipment	1,107	6,720	21,581

Net cash used in investing activities	(551,080)	(1,338,999)	(824,073)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,347	2,782	9,180
Excess tax benefits from stock-based compensation	44,909	—	—
Proceeds from issuance of common stock	202,145	344,250	664,125
Proceeds from Wynn Macau, Ltd IPO	1,869,653	—	—
Cash distributions	(489,876)	—	(683,299)
Proceeds from issuance of long-term debt	1,151,781	1,379,968	1,672,987
Principal payments on long-term debt	(1,799,040)	(600,260)	(297,321)
Repurchase of Wynn Las Vegas First Mortgage Notes	(50,048)	—	—
Cash restricted for stock repurchases	—	500,068	(500,068)
Purchase of treasury stock	—	(940,130)	(179,277)
Interest rate swap transactions	(9,561)	(6,300)	—
Payments on long-term land concession obligation	(6,065)	(5,751)	(7,411)
Payment of deferred financing costs and other	(104,730)	(7,055)	(27,045)

Net cash provided by financing activities	815,515	667,572	651,871

Effect of exchange rate on cash	(465)	7,028	(2,659)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	857,926	(141,216)	485,713
Balance, beginning of period	1,133,904	1,275,120	789,407

Balance, end of period	$1,991,830	$1,133,904	$1,275,120

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$209,093	$232,019	$178,072
Change in Property and Equipment included in Accounts and Construction Payables	(181,366)	83,683	56,554
Cash paid for income taxes	2,894	695	79,168
Stock-based compensation capitalized into construction in progress	585	580	809
Liability of cash distributions declared on non-vested stock	3,556	—	2,850

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

The Company currently owns and operates the following casino hotel resort properties, Wynn Las Vegas, which opened on April 28, 2005, Encore at Wynn Las Vegas, which opened on December 22, 2008 and is fully integrated with Wynn Las Vegas, and Wynn Macau, which opened on September 6, 2006. In addition, the Company is constructing Encore at Wynn Macau which will be fully integrated with Wynn Macau and is expected to open in April 2010.

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of this subsidiary’s common stock.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1.4 billion and $762.1 million at December 31, 2009 and 2008, respectively, were invested in money market accounts and U.S. treasuries. The Company utilized Level 1 inputs as described in Note 8 to determine fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of markers to approved casino

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

customers following investigations of creditworthiness. At December 31, 2009 and 2008, approximately 76% and 78%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $10.7 million, $87.4 million and $46 million was capitalized for the years ended December 31, 2009, 2008 and 2007, respectively.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of water rights acquired as part of the original purchase price of the property on which Wynn Las Vegas is located, and trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company’s finite-lived intangible assets consist of a Macau gaming concession and show production rights. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $15.4 million, $17.8 million and $13 million were amortized to interest expense during the years ended December 31, 2009, 2008 and 2007, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income as the Company’s current interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in swap fair value in the accompanying Consolidated Statements of Income. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.

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

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, commissions and points earned in customer loyalty programs, such as the player’s club loyalty program.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. These amounts have increased with the opening of Encore at Wynn Las Vegas in December 2008. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Rooms	$49,026	$36,155	$31,518
Food and beverage	85,689	79,828	70,827
Entertainment, retail and other	12,849	10,486	9,827

	$147,564	$126,469	$112,172

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Income. These taxes totaled approximately $892.2 million, $919.2 million and $685.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $20.4 million, $31.2 million, including $11.1 million in pre-opening related to Encore at Wynn Las Vegas, and $25.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Pre-Opening Costs

Pre-opening costs consists primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. The Company incurred pre-opening costs in connection with Encore at Wynn Las Vegas, prior to its opening on December 22, 2008, and continues to incur such costs related to Encore at Wynn Macau.

Income Taxes

The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. Accounting standards also require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes which the Company adopted on January 1, 2007. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term “more likely than not” is consistent with how that term is used in accounting for income taxes (i.e. likelihood of occurrence is greater than 50%).

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2009, 2008 and 2007, the Company recognized no amounts for interest or penalties.

Currency Translation

Gains or losses from foreign currency remeasurements are included in other income/expense in the accompanying Consolidated Statements of Income. The results of operations and the balance sheet of Wynn Macau, S.A. are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company’s comprehensive income are reported in the accompanying Consolidated Statements of Stockholders’ Equity. The cumulative balance of other comprehensive income consists solely of currency translation adjustments.

Earnings Per Share

Basic earnings per share (“EPS’) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company include: stock options, nonvested stock, and the 6% Convertible Subordinated Debentures due 2015 (the “Debentures”) which were all converted into common stock in July 2007.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007, consisted of the following (amounts in thousands):

	2009	2008	2007
Weighted average common shares outstanding (used in calculation of basic earnings per share)	119,840	108,408	106,030
Potential dilution from the assumed exercise of stock options, nonvested stock, and the Debentures	345	1,033	6,655

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	120,185	109,441	112,685

The calculation of diluted EPS for the year ended December 31, 2007 includes an addition to net income to reflect the interest expense, net of related tax effects, of $6.9 million that would not have been incurred on the Debentures had they been converted as of the beginning of the year up to the conversion date.

A total of 4,899,918 and 880,000 stock options were excluded from the calculation of diluted EPS at December 31, 2009 and 2008, respectively, because including them would have been anti-dilutive.

Share-Based Compensation

Accounting standards require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes determined fair value net of estimated forfeitures is amortized as compensation cost on a straight line basis over the service period.

Further information on the Company’s share-based compensation arrangements is included in Note 14 “Benefit Plans—Share-Based Compensation”.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. These new accounting standards are effective January 1, 2010. The Company is currently evaluating the impact, if any, of adopting these new accounting standards on its consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements for 2008 and 2007 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
Casino	$205,330	$200,115
Hotel	18,177	15,146
Other	31,453	12,754

	254,960	228,015
Less: allowance for doubtful accounts	(102,081)	(102,819)

	$152,879	$125,196

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
Land and improvements	$704,733	$707,531
Buildings and improvements	3,215,400	3,164,082
Airplanes	77,326	77,326
Furniture, fixtures and equipment	1,585,495	1,556,507
Leasehold interest in land	81,521	67,358
Construction in progress	457,594	221,696

	6,122,069	5,794,500
Less: accumulated depreciation	(1,060,010)	(675,854)

	$5,062,059	$5,118,646

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was $395.2 million, $247.6 million and $204.5 million, respectively. The increase during 2009 is due to the depreciation of assets placed in service for Encore at Wynn Las Vegas in December 2008.

As of December 31, 2009 and 2008, construction in progress primarily includes construction, development, interest and other costs capitalized in conjunction with Encore at Wynn Macau.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2008	$34,549	$17,826	$6,400	$1,299	$60,074
Additions	—	—	—	35	35
Write offs	—	(6,340)	—	—	(6,340)
Amortization	(2,381)	(2,339)	—	—	(4,720)

December 31, 2008	32,168	9,147	6,400	1,334	49,049
Additions	—	—	—	65	65
Amortization	(2,384)	(2,071)	—	—	(4,455)

December 31, 2009	$29,784	$7,076	$6,400	$1,399	$44,659

The Macau gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be approximately $2.4 million each year from 2010 through 2021, and approximately $1 million in 2022.

Show production rights represent amounts paid to purchase the rights to the “Le Rêve” and “Monty Python’s Spamalot” production shows. During the year ended December 31, 2008, the Company wrote off the show production rights associated with Spamalot as the contract for that show was terminated. The Company expects that amortization of show production rights will be approximately $2.1 million for each of the years 2010 through 2012, and approximately $0.8 million in 2013.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

6. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
Entertainment production costs	$11,826	$21,878
Base stock	25,549	32,511
Deposits and other	58,255	48,290
Golf memberships	3,750	3,750

	$99,380	$106,429

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $6,852 and $9,561, respectively	$1,627,378	$1,690,439
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $10,529 at December 31, 2009	489,471	—
Wynn Resorts Term Loan Facility, due June 21, 2010; interest at LIBOR plus 2.25% (approximately 2.8% at December 31, 2008)	—	375,000
Wynn Las Vegas Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 3% and 1.625% respectively, (approximately 3.2% and 2.2%, respectively)	252,717	879,484
Wynn Las Vegas Term Loan Facility; $40.2 million due September 30, 2012 with remaining $40.2 million due August 15, 2013; interest at LIBOR plus 1.875% (approximately 2.1% and 3.1% respectively)	80,446	225,000
Wynn Macau Senior Term Loan Facilities (as amended June 2007); due June 27, 2014; interest at LIBOR or HIBOR plus 1.75% (approximately 1.9% and 5.3% respectively)	552,292	552,561
Wynn Macau Senior Revolving Credit Facility, due June 2012; interest at LIBOR or HIBOR plus 1.75% (approximately 1.9% and 5.1% respectively)	502,108	502,356
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25% (approximately 1.8% and 3.0% respectively)	38,150	39,550
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15% (approximately 1.4% and 2.4% respectively)	26,541	28,709
Other	—	10

	3,569,103	4,293,109
Current portion of long-term debt	(2,675)	(2,685)

	$3,566,428	$4,290,424

6 5/8% Wynn Las Vegas First Mortgage Notes

On December 14, 2004, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued $1.3 billion aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014. On November 6, 2007, the Issuers issued, in a private offering, $400 million aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014 at a price of 97.25% of the principal amount. These notes were issued under the same indenture as the original $1.3 billion first mortgage notes. Both offerings are referred to herein as the “6 5/8% First Mortgage Notes”. The Company pays interest on the 6 5/8% First Mortgage Notes on June 1st and December 1st of each year. Commencing December 1, 2009, the 6 5/8% First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.313% of the principal amount redeemed and decline ratably on December 1st of each year thereafter to zero on or after December 1, 2012.

The indenture governing the 6 5/8% First Mortgage Notes contains covenants limiting the ability of the Issuers to incur additional debt, make distributions, investments and restricted payments, create liens, enter into transactions with affiliates, sell assets, enter into sale leaseback transactions, permit restrictions on dividends and other payments by subsidiaries, or engage in mergers, consolidations, sales of substantially all assets, sales of subsidiary stock and other specified types of transactions.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The 6 5/8% First Mortgage Notes are obligations of the Issuers, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Wynn Resorts, Limited does not guarantee the obligations of the Issuers. Subject to an intercreditor agreement and certain exceptions, the 6 5/8% First Mortgage Notes and the guarantees thereof are secured by: (1) a first priority pledge of all of the member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and of Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore at Wynn Las Vegas; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding, among other things, an aircraft beneficially owned by World Travel, LLC.

The obligations of the Issuers and the guarantors under the 6 5/8 % First Mortgage Notes rank equal to the right of payment with their existing and future senior secured indebtedness, including indebtedness with respect to the Wynn Las Vegas, LLC credit facilities described below, and rank senior in right of payment to all of their existing and future subordinated indebtedness.

During the year ended December 31, 2009, Wynn Resorts purchased $65.8 million face amount of the 6 5 /8% First Mortgage Notes through open market purchases at a discount. These transactions resulted in gains on early extinguishment of debt, net of the write-off of unamortized debt discount and debt issue costs, of $13.7 million for the year ended December 31, 2009. As of December 31, 2009, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

7 7/8% Wynn Las Vegas First Mortgage Notes

In October 2009, the Issuers issued, in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 at a price of 97.823% of the principal amount. Net proceeds to the Company were approximately $480 million, after deducting the original issue discount and underwriting fees and other expenses. The Company pays interest on the 7 7/8% First Mortgage Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 7 7/8% First Mortgage Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and decline ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The notes rank pari passu with the borrowings under the Wynn Las Vegas credit facilities and the 6 5/8% First Mortgage Notes. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors.

The 7 7/8% First Mortgage Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the holders may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws. The Issuers have agreed to make an offer to exchange the notes for registered, publically traded notes that have substantially identical terms as the notes.

Wynn Resorts Term Loan

On June 21, 2007, the Company entered into a $1 billion term loan (the “Wynn Resorts Term Loan”). Borrowings under the Wynn Resorts Term Loan were available in the form of a delayed-draw term loan facility available through December 31, 2007. As of December 31, 2007, the Company had borrowed $1 billion under the Wynn Resorts Term Loan. The Wynn Resorts Term Loan was available to fund (a) the Company’s equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

On August 1, 2008, the Company amended the Wynn Resorts Term Loan to allow Stephen A. Wynn, the Company’s Chairman and Chief Executive Officer, to purchase an interest in the debt. On August 1, 2008, Mr. Wynn advised the Company that he purchased $198,250,000 of the face amount of the outstanding debt under the Wynn Resorts Term Loan from a third party. On November 13, 2008, the Company further amended the Wynn Resorts Term Loan to purchase loans outstanding up to $650 million prior to March 31, 2009. On November 26, 2008, the Company purchased $625 million of loans under the Wynn Resorts Term Loan for $596.1 million, reflecting a discounted price of 95.375%. The loans purchased included the interests held by Mr. Wynn. In connection with this transaction, the Company recognized a $22.3 million gain on early retirement of debt, net of the write-off of unamortized debt issue costs and fees during 2008.

In June 2009, the Company purchased and retired the remaining outstanding loans of $375 million under the Wynn Resorts Term Loan for $364.7 million, reflecting a discounted price of 97.25%. In connection with this transaction, the Company recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost during 2009.

Wynn Las Vegas Credit Facilities

As of December 31, 2009, the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an $80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of December 31, 2009, the Company had borrowed $252.7 million under the Wynn Las Vegas Revolver. The Company also had $20.2 million of outstanding letters of credit that reduce the availability under the Wynn Las Vegas Revolver. Consequently, there was availability of $185 million under the Wynn Las Vegas Revolver as of December 31, 2009. As described below, during the year ended December 31, 2009, the Company (a) extended the maturity of the Wynn Las Vegas Revolver to July 2013, (b) received relief from certain financial covenants, (c) increased the Wynn Las Vegas Revolver by $65 million, (d) repurchased $87.6 million of Wynn Las Vegas Revolver loans at a discount, and (e) used the net proceeds received from the $500 million 7 7/8% First Mortgage Notes issuance to repay amounts outstanding, including a permanent reduction of $360 million.

In April 2009, the Company entered into a fourth amendment to the Credit Agreement. This amendment, among other things, (i) provides a waiver of the Consolidated Leverage Ratio, as defined in the Credit Agreement, until the quarter ending June 30, 2011, and increases such thresholds thereafter; (ii) provides additional flexibility with the Consolidated Interest Coverage Ratio, as defined in the Credit Agreement, by reducing such ratio from 1.75 : 1 to 1.25 : 1 beginning June 30, 2009 through March 31, 2011; and (iii) removes the dollar limit on the equity cure provisions for the purpose of the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio over the life of the loan. In exchange for the amendments, the Company (i) repaid 30% of the outstanding revolver loans of lenders consenting to the extension of their commitment (approximately $238 million) and permanently reduced such lender commitments by 25%; and (ii) agreed to an increase in the interest rate spread on the Wynn Las Vegas Revolver from LIBOR plus 1.625% to LIBOR plus 3.0%.

In August 2009, pursuant to the terms of the Credit Agreement, the Company expanded the availability of the Wynn Las Vegas Revolver by $65 million.

In September 2009, the Company entered into a fifth amendment to the Credit Agreement. This amendment, among other things, (i) permits Wynn Las Vegas to issue, on or before March 31, 2010, up to $500 million of new senior secured notes and (ii) requires that 75% of the net cash proceeds of any issuance of new senior secured notes be applied to prepay loans and reduce commitments under the Credit Agreement.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

In October 2009, pursuant to an offer to purchase loans outstanding under the Credit Agreement, the Company purchased loans with a face value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. As a result of this transaction, the Wynn Las Vegas Revolver was permanently reduced by $43.8 million and the Wynn Las Vegas Term Loan was permanently reduced by $44.8 million.

In October 2009, in accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement described above, the Company used the proceeds of the $500 million 7 7/8% First Mortgage Notes to repay amounts outstanding under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan.

The Wynn Las Vegas Term Loan is payable in two installments of $40.2 million each on September 30, 2012 and August 15, 2013. The Wynn Las Vegas Revolver matures on July 15, 2013.

For purposes of calculating interest, loans under the Wynn Las Vegas Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. As of December 31, 2009, Eurodollar Loans under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan bear interest initially at the Eurodollar rate plus 3.0% and the Eurodollar rate plus 1.875%, respectively. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per annum, and (iii) in the case of a Wynn Las Vegas Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Wynn Las Vegas Revolver loans and 0.875% for Wynn Las Vegas Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unborrowed amounts under the Wynn Las Vegas Revolver

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Wynn Las Vegas Credit Facilities are secured by: (1) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore at Wynn Las Vegas; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 6 5/8% and 7 7/8% First Mortgage Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

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

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.25 to 1 as of December 31, 2009. Management believes that the Company was in compliance with all covenants at December 31, 2009. The Company will be required to maintain a Consolidated Leverage Ratio, as defined, of 6.50 to 1 for the quarterly reporting date ending June 30, 2011, 6.25 to 1 for the quarterly reporting date ending September 30, 2011 and 6.00 to 1 for each quarterly reporting date thereafter to maturity. The Consolidated Interest Coverage Ratio remains at 1.25 to 1 for the quarterly reporting dates through March 31, 2011, and then increases to 1.75 to 1 for the quarterly reporting dates June 30, 2011 to maturity.

Wynn Macau Credit Facilities

As of December 31, 2009 and 2008, the Company’s Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. As of December 31, 2009, the Wynn Macau Term Loan was fully drawn and approximately $502 million was outstanding under the Wynn Macau Revolver. Consequently, there was availability of approximately $498 million under the Wynn Macau Revolver as of December 31, 2009.

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

The Wynn Macau Credit Facilities contain a requirement that the Company must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If the Wynn Macau subsidiary meets a Consolidated Leverage Ratio, as defined, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined. If the Consolidated Leverage Ratio is less than 4.0 to 1, then no repayment is required. Based on current estimates the Company does not believe that the Wynn Macau Consolidated Leverage Ratio during the fiscal year ending December 31, 2010 will exceed 4.0 to 1. Accordingly, the Company does not expect to make any mandatory repayments pursuant to this requirement during 2010.

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined, of not greater than 5.00 to 1 as of December 31, 2009, and an Interest Coverage Ratio, as defined, of not less than 2.00 to 1. The Company believes that it was in compliance with all covenants at December 31, 2009. The Leverage Ratio decreases to not greater than 4.75 to 1 for the quarterly reporting period ending June 30, 2010, 4.50 to 1 for the quarterly reporting period ending September 30, 2010 and 4.00 to 1 for the quarterly reporting period ending December 31, 2010. The Interest Coverage Ratio requirement remains at not less that 2.00 to 1 for each reporting period during 2010.

In connection with the initial financing of the Wynn Macau project, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. (“BNU”) for the benefit of the Macau government. This guarantee assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement. As of December 31, 2009, the guarantee was in the amount of $300 million Macau Patacas (approximately US$37 million) and will remain at such amount until 180 days after the end of the term of the concession agreement. BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee not to exceed approximately $5.2 million Macau Patacas (approximately US$0.7 million).

$42 Million Note Payable for Aircraft

On March 30, 2007, World Travel, LLC, a subsidiary of Wynn Las Vegas, entered into a loan agreement with a principal balance of $42 million. The loan is guaranteed by Wynn Las Vegas, LLC and secured by a first priority security interest in one of the Company’s aircraft. Principal payments of $350,000 plus interest are made quarterly with a balloon payment of $28 million due at maturity, April 1, 2017. Interest is calculated at 90-day LIBOR plus 125 basis points.

$32.5 Million Note Payable for Aircraft

On May 10, 2007, World Travel G-IV, LLC, a subsidiary of Wynn Resorts, entered into a $32.5 million term loan credit facility to finance the purchase of an aircraft. Principal payments of $542,000 plus interest are made quarterly with a balloon payment of $21.1 million due at maturity, August 10, 2012. Interest is calculated at LIBOR plus 115 basis points.

Fair Value of Long-Term Debt

The net book value of the 6 5/8% and 7 7/8% First Mortgage Notes at December 31, 2009 and 2008, was approximately $2.1 billion and $1.7 billion, respectively. The estimated fair value of the 6 5/8% and 7 7/8% First Mortgage Notes was approximately $2.1 billion and $1.25 billion as of December 31, 2009 and 2008, respectively. The net book value of the Company’s other debt was approximately $1.5 billion and $2.6 billion as of December 31, 2009 and 2008, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1.3 billion and $1.6 billion at December 31, 2009 and 2008.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt including the accretion of debt discounts of approximately $17.4 million are as follows (amounts in thousands):

Years Ending December 31,
2010	$2,675
2011	77,900
2012	712,647
2013	438,006
2014	1,823,756
Thereafter	531,500

$3,586,484

8. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded in the increase/decrease in swap fair value in the accompanying Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these swap contracts as Level 2.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of December 31, 2009, these interest rate swaps are included in other long-term liabilities.

Liability fair value:	Wynn Resorts	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
	(amounts in thousands)
December 31, 2009	$—	$4,224	$16,345	$20,569
December 31, 2008	$15,334	$—	$12,539	$27,873

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Wynn Resorts Swap

On February 1, 2008, the Company entered into an interest rate swap to hedge the underlying interest rate risk on all of the borrowings under the Wynn Resorts Term Loan. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 2.836% on the $1 billion notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.09%. On December 8, 2008, the Company modified the terms of this swap so that the notional amount was $375 million matching the debt then outstanding. Pursuant to the terms of the amendment, the Company paid a fixed rate of 3.95% which fixed the interest rate at approximately 6.2%. In October 2009, the Company terminated this interest rate swap for a payment of $ 9.9 million.

Wynn Las Vegas Swap

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, beginning November 27, 2009, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012.

In December 2008, the Company’s $200 million notional amount interest rate swap to essentially fix the interest rate on $200 million of the $225 million of Wynn Las Vegas Term Loan borrowings matured. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 3.793% on the $200 million notional amount and received payments based on LIBOR. This swap fixed the interest rate at approximately 5.7% on $200 million of the then outstanding $225 million term loan.

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

The Company entered into a third interest rate swap agreement effective November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Revolver. Under this swap agreement, the Company pays a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S. $300 million) incurred under the Wynn Macau Revolver in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on such borrowings at approximately 3.9%. This interest rate swap agreement matures in June 2012.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2009 and 2008, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $789,095 and $434,003 respectively.

Villa Suite Lease

Effective July 1, 2005, Mr. Wynn and Elaine P. Wynn, who is also a director of Wynn Resorts, lease from year to year a villa suite in the Wynn Las Vegas resort. In March 2009, this lease was amended to add an additional unit to the leased premises. Rent is determined by the Audit Committee of the Board of Directors of Wynn Resorts (the “Audit Committee”), and is based on the fair market value of the use of the suite accommodations. Based on third-party appraisals, the Audit Committee determined the rent for each year in the three year period commencing July 1, 2005 and ended June 30, 2008 to be $580,000. Certain services for, and maintenance of, the suites are included in the rental. For the two year period commencing July 1, 2008 and ending June 30, 2010, based on a third-party appraisal and a reduction in housekeeping services to be provided, the Audit Committee determined the rent for each year will be $520,000. There was no change in the rent when the additional unit was added to the lease in March 2009 due to significant deterioration in the Las Vegas rental market.

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

Wynn Macau—Intellectual Property License Agreement and Corporate Support Services

Wynn Resorts has licensed to Wynn Macau certain trademarks and service marks, other marks and works, and hotel/casino design, development and management know-how through an Intellectual Property License Agreement. Wynn Macau pays to Wynn Resorts a royalty fee pursuant to this agreement as a fixed percent of gross revenue. Wynn Macau was charged royalty fees of $71.5 million, $73.4 million and $36.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. In the accompanying Consolidated Statements of Income these royalty fees have been eliminated in consolidation.

Wynn Resorts also provides corporate support and other services in large part related to assisting Wynn Macau with U.S. regulatory requirements. The costs of these services are billed to Wynn Macau based on the estimated time spent by the departments involved. Wynn Macau was charged $12.8 million, $9.2 million and $12.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. In the accompanying Consolidated Statements of Income these corporate support service costs and other have been eliminated in consolidation.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

10. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Loss on assets abandoned/retired for remodels	$21,696	$32,584	$70,242
Loss/(gain) on termination agreement/ sale of aircraft	6,762	—	(9,385)

Total property charges and other	$28,458	$32,584	$60,857

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2009 included the following: (a) a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for an addition at that property, (b) a $6.8 million charge for the write-off of two aircraft deposits, and (c) $5 million related to miscellaneous remodels, abandonments and loss on sale of equipment.

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

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2009 and 2008, 123,293,456 shares and 112,013,040 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

On June 6, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion that allowed purchases of both its Common Stock and its Debentures. On July 10, 2008, the Board of Directors of the Company authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. No repurchases were made during the year ended December 31, 2009. During the year ended December 31, 2008, the Company repurchased 10,915,633 shares for a net cost of $940.1 million. As of December 31, 2009, the Company had repurchased a cumulative total of 12,804,954 shares of the Company’s Common Stock for a net cost of $1.1 billion under the program.

On March 20, 2009, the Company completed a secondary common stock offering of 11,040,000 shares with net proceeds of $202.1 million.

On November 18, 2008, the Company completed a secondary common stock offering of 8 million shares with net proceeds of $344.3 million.

On October 3, 2007, the Company completed a secondary common stock offering of 4,312,500 shares with net proceeds of $664.1 million.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2009, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

12. Cash Distributions

On November 6, 2009, the Company’s Board of Directors declared a cash dividend of $4 per share on its outstanding Common Stock. This dividend was paid on December 3, 2009, to stockholders of record on November 19, 2009. For the year ended December 31, 2009, $493.1 million was recorded as a distribution in the accompanying Consolidated Statements of Stockholders’ Equity. Of this amount approximately $3.7 million was recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

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

The Company’s Board of Directors has approved the commencement of a regular cash dividend program beginning in 2010. The Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

13. Non-controlling Interest

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of this subsidiary’s common stock (the “Wynn Macau Limited IPO”). Proceeds to the Company as a result of this transaction were approximately $1.8 billion, net of transaction costs of approximately $84 million. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements. In connection with this transaction, the Company recorded approximately $107.4 million of non-controlling interest as a separate component of equity in the accompanying Consolidated Balance Sheets and has followed accounting standards for non-controlling interest in the consolidated financial statements beginning in October 2009.

14. Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. Prior to March 16, 2009, the Company matched the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded an expense for matching contributions of approximately $1.4 million, $5.3 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Effective March 16, 2009, the Company suspended matching contributions to this plan.

Union employees are covered by various multi-employer pension plans. The Company recorded an expense of approximately $6.2 million, $4.6 million and $4.5 million under such plans for the years ended December 31, 2009, 2008 and 2007, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

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

A maximum of 9,750,000 shares of Common Stock were reserved for issuance under the Stock Plan. As of December 31, 2009, 419,545 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Stock Options

Options are granted at the current market price at the date of grant. The Stock Plan provides for a variety of vesting schedules, including: immediate; 25% each year over four years; 33.33% for each of the third, fourth and fifth years with no vesting in the first two years; 10% each year over ten years; cliff vesting at a determined date; and others to be determined at the time of grant. All options expire ten years from the date of grant.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Stock Plan as of December 31, 2009, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,782,342	$66.80
Granted	2,882,500	$48.26
Exercised	(244,916)	$25.92
Canceled/Expired	(173,333)	$69.44

Outstanding at December 31, 2009	5,246,593	$58.43	7.98	$43,245,827

Fully vested and expected to vest at December 31, 2009	4,840,437	$57.66	7.91	$40,639,013

Exercisable at December 31, 2009	1,230,916	$50.33	5.03	$13,109,258

The weighted average grant date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007, was $28.25, $61.50 and $52.40, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007, was $8.2 million, $6.1 million and $21.4 million, respectively. Net cash proceeds from the exercise of stock options were $6.3 million, $2.8 million, and $9.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded tax benefits resulting from the exercise of non-qualified stock options and the vesting of restricted stock of approximately $49.0 million, $0 million, and $0 million for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, there was a total of $105.7 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through December 2019.

Nonvested Shares

A summary of the status of the Stock Plan’s nonvested shares as of December 31, 2009 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	918,500	$87.41
Granted	—	—
Vested	(25,000)	$67.40
Canceled	(4,500)	$69.05

Nonvested at December 31, 2009	889,000	$88.06

The weighted average grant date fair value of nonvested shares granted during the years ended December 31, 2008 and 2007 was $97.88 and $107.28, respectively. The total fair value of the shares vested during the years ended December 31, 2009, 2008, and 2007, was $1.7 million, $2.5 million and $3.9 million, respectively. Approximately $45.2 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2009 will be recognized as compensation over the vesting period of the related grants through December 2016.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Compensation Cost

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to the Company’s Common Stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. The Company uses the simplified method for companies with a limited trading history to estimate the expected term. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term.

The fair value per option was estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected dividend yield	0.12%	—	—
Expected stock price volatility	54.6%	44.1%	37.1%
Risk-free interest rate	2.7%	3.6%	3.3%
Expected average life of options (years)	7.6	9.2	5.0

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Casino	$8,740	$6,799	$4,692
Rooms	460	586	667
Food and beverage	305	845	878
Entertainment, retail and other	19	210	267
General and administrative	14,812	11,634	12,023
Pre-opening	—	254	—

Total stock-based compensation expense	24,336	20,328	18,527
Total stock-based compensation capitalized	585	580	809

Total stock-based compensation costs	$24,921	$20,908	$19,336

15. Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic	$(229,861)	$(105,096)	$56,294
Foreign	271,967	254,014	175,843

Total	$42,106	$148,918	$232,137

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s benefit (provision) for income taxes consist of the following (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Current
Federal	$—	$—	$—
Foreign	(3,679)	(1,899)	(933)

	(3,679)	(1,899)	(933)

Deferred
Federal	(2,090)	58,606	(37,002)
Foreign	2,770	4,854	2,134

	680	63,460	(34,868)

Total	$(2,999)	$61,561	$(35,801)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2009	2008
Deferred tax assets—U.S.:
Current:
Receivables, inventories, accrued liabilities and other	$34,709	$29,896
Less: valuation allowance	(25,543)	(23,324)

	9,166	6,572

Long-term:
Foreign tax credit carryforwards	835,370	698,371
Pre-opening costs	23,130	32,073
Intangibles and related other	21,647	23,992
Stock compensation	18,002	12,232
Interest rate swap valuation adjustment	1,478	5,367
Other credit carryforwards	5,224	4,041
Syndication costs	3,780	3,780
Other	369	324

	909,000	780,180
Less: valuation allowance	(668,966)	(608,681)

	240,034	171,499

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2009	2008
Deferred tax liabilities—U.S.:
Current:
Undistributed IPO proceeds of foreign subsidiary	(41,515)	—
Prepaid insurance, Maintenance and taxes	(10,509)	(10,333)

	(52,024)	(10,333)

Long-term:
Property and equipment	(222,899)	(184,305)
Foreign currency translation	—	(1,409)

	(222,899)	(185,714)

Deferred tax assets—Foreign:
Current:
Pre-opening costs and other	4	1,506
Less: valuation allowance	(2)	(762)

	2	744

Long-term:
Pre-opening costs and other	—	13
Net operating loss carryforwards	27,598	19,484
Less: valuation allowance	(17,208)	(9,863)

	10,390	9,634

Deferred tax liabilities—Foreign:
Long-term:
Property equipment and other	(1,139)	(3,970)

Net deferred tax asset (liability)	$(16,470)	$(11,569)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(133.3)%	(38.6)%	(12.7)%
Other items, net:
Foreign tax credits, net of valuation allowance	77.0%	(484.9)%	—
Repatriation of Foreign earnings	113.8%	472.7%	—
Excess executive compensation	5.4%	—	—
Non-taxable Foreign income	(108.6)%	(29.6)%	(14.0)%
Non-deductible foreign property charges	2.4%	—	3.0%
Increase (decrease) in liability for uncertain tax positions	—	(3.7)%	2.6%
General Business Credits	(2.8)%	—	—
Other, net	2.6%	2.8%	—
Valuation allowance, other	15.6%	5.0%	1.5%

Effective tax rate	7.1%	(41.3)%	15.4%

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company does not have any U.S. tax loss carryforwards for the years ended December 31, 2009 and 2008. The Company has incurred foreign tax losses of approximately $66.8 million, $124.0 million, and $145.3 million during the tax years ended December 31, 2009, 2008, and 2007, respectively. These tax loss carryforwards are partially reserved and expire in 2010, 2011, and 2012. The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock of $49.0 million, $0, and $0 as of December 31, 2009, 2008, and 2007, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During 2009 and 2008, the aggregate valuation allowance for deferred tax assets increased by $69.1 million and $634.9 million, respectively. The 2009 and 2008 increases are primarily related to foreign tax credit carryforwards that are not considered more likely than not realizable. As discussed in the succeeding paragraph, the Company does not consider forecasted future operating results when scheduling the realization of deferred tax assets and the required valuation allowance but instead rely solely on the reversal of net taxable temporary differences. The ultimate realization of our recorded foreign tax credit deferred tax asset is dependent upon the incurrence of sufficient US income tax liabilities attributable to foreign source income during the 10-year foreign tax credit carryover period. The 2007 increase of $3.4 million is primarily due to foreign tax loss carryforwards that are not more likely than not realizable.

The Macau special gaming tax is 35% of gross gaming revenue. The U.S. taxing regime only allows a credit for 35% of “net” foreign source income. In determining the valuation allowance in accordance with accounting standards, due to the significant U.S. operating losses, the Company currently could not rely on forecasted future U.S. taxable income. Instead, the valuation allowance was determined by scheduling the existing U.S. “net” taxable temporary differences that were expected to reverse during the 10-year foreign tax credit carryover period and then applying U.S. income tax rules applicable to foreign tax credit utilization to the results in order to determine the amount of foreign tax credit expected to be utilized in the future.

During the year ended December 31, 2008, the Company completed a study of the taxes, levies and obligations assessed on operations of Wynn Macau under Macau law and the Macau Gaming Concession. The study concluded the Macau Special Gaming Tax more likely than not qualified as a tax paid in lieu of an income tax under the Internal Revenue Code. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement (“PFA”) providing that the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.

During the years ended December 31, 2009 and 2008, the Company recognized tax benefits of $125.3 million and $722 million (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau. A significant portion of these credits result from the treatment of the Macau Special Gaming Tax as a U.S. foreign tax credit. Of the $125.3 million, $121.5 million was used to offset 2009 U.S. income tax expense incurred as a result of the repatriation of Wynn Macau earnings and a portion of the Wynn Macau Limited IPO proceeds. The remaining $3.8 million (net of valuation allowance) is recorded as a deferred tax asset. Of the $722 million, $650.6 million was used to offset 2008 U.S. income tax expense incurred as a result of the repatriation of Wynn Macau earnings and $71.4 million (net of valuation allowance) was recorded as a deferred tax asset. The Company’s foreign tax credit carryforwards as of December 31, 2009 of $835.4 million before valuation allowance will expire in 2018 and 2019.

Of the December 31, 2009 U.S. valuation allowance totaling $694.5 million, $689.4 million relates to U.S. foreign tax credits expected to expire unutilized, $1.3 million represents stock-based compensation that may be

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

nondeductible under IRC §162(m), and $3.8 million is attributable to syndication costs. Of the 2008 U.S. valuation allowance totaling $632 million, $626.9 million relates to U.S. foreign tax credits expected to expire unutilized, $1.3 million represents stock-based compensation that may be nondeductible under IRC §162(m), and $3.8 million is attributable to syndication costs. Subsequent recognition of income tax benefits associated with syndication costs will be allocated to additional paid-in capital.

As of December 31, 2009, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $358.2 million resulting from earnings of certain non-U.S. subsidiaries which are permanently reinvested outside of the U.S. The amount of the unrecognized deferred tax liability without regard to potential foreign tax credits associated with these temporary differences is approximately $125.4 million for the year ended December 31, 2009. At December 31, 2008, the Company had no earnings in foreign subsidiaries that were considered permanently reinvested. Deferred income taxes are provided for foreign earnings planned for repatriation. In connection with the Wynn Macau Limited IPO (Note 13) the Company recorded a deferred tax liability net of expected foreign tax credits of $56.1 million to the extent that the book basis of the investment exceeded the tax basis and where that difference is expected to reverse in the foreseeable future. The deferred tax liability was recorded as a reduction in additional paid-in capital. In 2009, the Company repatriated approximately $400 million from the Wynn Macau Limited IPO proceeds leaving a deferred tax liability net of expected foreign tax credits of $41.5 million as of December 31, 2009. The amounts repatriated were used to fund domestic operations, to provide additional U.S. liquidity, and to fund a dividend to the Company’s shareholders. During 2008, the Company repatriated $1.071 billion in earnings from Wynn Macau. The 2008 earnings were repatriated to fund the repurchase of $625 million in principal of the Term Loan Facility, to provide available funding for possible future debt repurchases, to provide funding for the completion of Encore at Wynn Las Vegas, and to provide liquidity.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $31.7 million, $27.7 million, and $26.4 million in such taxes for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement. In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax otherwise due by shareholders on dividend distributions. This agreement is effective as of 2006. Therefore, included in the tax provision for the year ended December 31, 2009, are the amounts related to the years 2006 through 2009 totaling $3.6 million. This agreement on dividends is effective through 2010.

Effective January 1, 2007, the Company adopted the accounting standards related to accounting for uncertain tax positions. This standard requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	As of December 31,
	2009	2008
Balance—beginning of year	$120,779	$89,216
Additions based on tax positions of the current year	27,496	15,135
Additions based on tax positions of prior years	185	23,348
Reductions for tax positions of prior years	(95)	(6,920)
Settlements	—	—
Lapses in statutes of limitations	—	—

Balance—end of year	$148,365	$120,779

As of December 31, 2009 and 2008, the Company has recorded a liability related to uncertain tax positions of $90.3 million and $90.3 million, respectively. These amounts are included in Other Long Term Liabilities in the accompanying financial statements. As of December 31, 2009 and 2008, approximately $58.0 million and $30.5 million, respectively, of liabilities related to U.S. and foreign uncertain tax positions that increase the NOL and foreign tax credit carryforward deferred tax assets are classified as reductions of the NOL and foreign tax credit carryforward deferred tax assets in the net deferred tax asset and liability table above. During 2008, $56.4 million of uncertain tax positions originating in years 2007 and prior that were previously netted against the domestic NOL deferred tax asset were reclassified to the liability for uncertain positions in connection with the 2008 utilization of the domestic NOL carryforward. Other uncertain tax positions not increasing the NOL and foreign tax credit carryforward deferred tax assets have been recorded as increases in the liability for uncertain tax positions.

As of December 31, 2009 and 2008, approximately $16.6 million and $14.2 million, respectively, of unrecognized tax benefit would, if recognized, impact the effective tax rate. If incurred, the Company would recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2009, 2008 and 2007, the Company recognized no interest or penalties.

The Company’s unrecognized tax benefits include certain income tax accounting methods. These accounting methods govern the timing and deductibility of income tax deductions. As a result the Company’s unrecognized tax benefits could increase by a range of $0 to $15.0 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. As of December 31, 2009, the Company has filed domestic income tax returns for the years 2002 to 2008 and foreign income tax returns for 2002 to 2008. The Company’s 2002 to 2008 domestic income tax returns remain subject to examination by the IRS and the Company’s 2006 to 2008 Macau income tax returns remain subject to examination by the Macau Finance Bureau. During 2009, the Company received the results of an Internal Revenue Service examination of its 2004 and 2005 tax returns and filed its appeal of the examination’s findings. In connection with that appeal, the Company agreed to extend the statute of limitations for its 2004 and 2005 tax returns to March 15, 2011. The Company does not expect resolution of the findings within 12 months. The Company believes that its liabilities for uncertain tax positions related to the examination’s findings are adequate. The resolution of the 2004 and 2005 IRS examination is not expected to result in any significant cash payment, but rather the utilization of a portion of its 2008 foreign tax credit carryforward. In January 2010, the IRS commenced an examination of the Company’s 2006 through 2008 income tax returns.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

16. Commitments and Contingencies

Wynn Macau

Encore at Wynn Macau Construction Development. Construction continues on a further expansion of Wynn Macau. Encore at Wynn Macau is expected to open in April 2010, and will add a fully-integrated resort hotel to Wynn Macau with approximately 410 luxury suites and four villas along with restaurants, additional retail space and additional gaming space. Wynn Macau, S.A. has executed a guaranteed maximum price contract with Leighton Contractors (Asia) Limited, China State Construction Engineering (Hong Kong) Limited and China Construction Engineering (Macau) Company Limited, acting together as the general contractor for the construction of the Encore at Wynn Macau. The contract sum, including change orders through December 31, 2009, totals $417.4 million. The current project budget is approximately $600 million.

Through December 31, 2009, the Company had incurred approximately $454.9 million of costs related to Encore at Wynn Macau.

Land Concession Contract. Wynn Macau, S.A. has entered into a land concession contract for the land on which Wynn Macau is located. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made payments to the Macau government under the land concession contract totaling approximately $42.7 million. Wynn Macau, S.A. also paid approximately $18.4 million to an unrelated third party for its relinquishment of rights to a portion of the land. In 2009, the Company and the Macau government agreed to modify this land concession as a result of the construction of Encore at Wynn Macau and the additional square footage that will be added as a result of such construction. In November 2009, the Company made an additional one-time land premium payment of approximately $14.2 million. During the term of the land concession contract, Wynn Macau, S.A. is required to make annual lease payments of up to $527,000.

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

Philadelphia Casino Project

On February 24, 2010, the Company announced that it had entered into a letter of intent with Philadelphia Entertainment and Development Partners, LP (PEDP), providing that an affiliate of Wynn Resorts will become the manager and managing general partner in the PDEP casino project slated for the Philadelphia waterfront. The agreement is subject to the satisfaction of certain conditions including the approval of the Pennsylvania Gaming Board.

Aircraft Deposits

The Company had made deposits on three aircraft purchases totaling $19.4 million which are included in other assets in the accompanying Consolidated Balance Sheets as of December 31, 2008. The Company was scheduled to take delivery of those aircraft in 2009, 2012 and 2017 with additional payments to be made totaling $142.2 million. On February 19, 2009, the Company cancelled the agreements to purchase two of these aircraft.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

In connection with the cancellation the Company wrote-off $6.8 million of the deposits, net of amounts refunded. The delivery date for the third aircraft is scheduled for June 2012, and as of December 31, 2009, the Company has made deposits of $8 million toward the purchase of this aircraft, with additional payments to be made totaling $49.3 million.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for several additional retail outlets. The Company also is a party to joint venture agreements for the operation of one other retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

The following table presents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2010	$15,810
2011	13,217
2012	10,232
2013	1,936
2014	1,356
Thereafter	1,670

$44,221

In addition, the Company is the lessee under several leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2009, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2010	$6,834
2011	3,649
2012	1,681
2013	140
2014	140
Thereafter	2,941

$15,385

Rent expense for the years ended December 31, 2009, 2008 and 2007, was $17.2 million, $17.8 million and $18.4 million, respectively.

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully-insured.

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Litigation

The Company does not have any material litigation as of December 31, 2009.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. Due to the uncertainty surrounding this matter, a receivable has not been recorded as of December 31, 2009.

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

	As of December 31,
	2009	2008
Assets
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$4,254,324	$4,584,271
Wynn Macau (including Encore at Wynn Macau)	1,990,273	1,415,325
Corporate and other assets	1,337,172	756,192

Total consolidated assets	$7,581,769	$6,755,788

	Years ended December 31,
	2009	2008
Capital expenditures
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$245,040	$1,129,525
Wynn Macau (including Encore at Wynn Macau)	295,889	202,808
Corporate and other	—	849

Total capital expenditures	$540,929	$1,333,182

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s results of operations by segment for the years ended December 31, 2009, 2008 and 2007 consisted of the following (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Net revenues(1)
Wynn Las Vegas, including Encore	$1,229,573	$1,098,889	$1,295,381
Wynn Macau	1,816,038	1,888,435	1,392,138

Total net revenues	$3,045,611	$2,987,324	$2,687,519

Adjusted Property EBITDA(1, 2)
Wynn Las Vegas, including Encore	$244,065	$252,875	$417,028
Wynn Macau	502,087	485,857	364,113

Total adjusted property EBITDA	746,152	738,732	781,141

Other operating costs and expenses
Pre-opening costs	1,817	72,375	7,063
Depreciation and amortization	410,547	263,213	220,250
Property charges and other	28,458	32,584	60,857
Corporate expenses and other	70,246	57,071	63,895
Equity in income from unconsolidated affiliates	121	1,353	1,721

Total other operating costs and expenses	511,189	426,596	353,786

Operating income	234,963	312,136	427,355

Other non-operating costs and expenses
Interest income	1,740	21,517	47,259
Interest expense, net of capitalized interest	(211,385)	(172,693)	(145,177)
Decrease in swap fair value	(2,258)	(31,485)	(6,001)
Gain (loss) from extinguishment of debt.	18,734	22,347	(93,526)
Equity in income from unconsolidated affiliates	121	1,353	1,721
Other	191	(4,257)	506

Total other non-operating costs and expenses	(192,857)	(163,218)	(195,218)

Income before provision for income taxes	42,106	148,918	232,137

(Provision) benefit for income taxes	(2,999)	61,561	(35,801)

Net income	$39,107	$210,479	$196,336

(1)	Encore at Wynn Las Vegas opened December 22, 2008 and is included with Wynn Las Vegas as the two properties operate as one segment.
(2)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, contract termination fee, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures

WYNN RESORTS, LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Quarterly Financial Information (Unaudited)

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2009 and 2008, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income (loss) per share amounts for the year.

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Year
Net revenues	$739,955	$723,256	$773,071	$809,329	$3,045,611
Operating income	27,149	82,798	79,499	45,517	234,963
Net income (loss)	(33,814)	25,479	34,210	13,232	39,107
Net income (loss) attributable to Wynn Resorts	(33,814)	25,479	34,210	(5,221)	20,654
Basic income (loss) per share	$(0.30)	$0.21	$0.28	$(0.04)	$0.17
Diluted income (loss) per share	$(0.30)	$0.21	$0.28	$(0.04)	$0.17

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Year
Net revenues	$778,706	$825,157	$769,186	$614,275	$2,987,324
Operating income (loss)	90,603	144,169	77,668	(304)	312,136
Net income (loss)	46,877	271,970	51,199	(159,567)	210,479
Basic income (loss) per share	$0.42	$2.45	$0.50	$(1.49)	$1.94
Diluted income (loss) per share	$0.41	$2.42	$0.49	$(1.49)	$1.92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page 64.

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

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 12, 2010, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 (the “2010 Proxy Statement”) under the captions “Directors and Executive Officers, “Further Information Concerning the Board of Directors-Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics”, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2010 Proxy Statement under the caption “Directors and Executive Officer Compensation and Other Matters,” and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,246,593	$58.43	419,545
Equity compensation plans not approved by security holders	—	—	—

Total	5,246,593	$58.43	419,545

Certain information required by this item will be contained in the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2010 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Further Information Concerning the Board of Directors-Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2010 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. The following consolidated financial statements of the Company are filed as part of this report under “Item. 8—Financial Statements and Supplementary Data.”

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules filed in Part IV of this report are listed below;

•	Schedule I—Condensed financial information of the registrant

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$85,648	$662,285
Other receivables	363	—
Prepaid expenses	999	2,160

Total current assets	87,010	664,445
Property and equipment, net	13,374	13,932
Deferred financing costs	—	2,251
Due from subsidiaries	50,940	11,127
Deferred income taxes	17,136	—
Investment in subsidiaries	3,091,550	1,414,191

Total assets	$3,260,010	$2,105,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued interest	$—	$978
Accrued compensation and benefits	9,358	9,589
Other accrued expenses	1,515	1,544
Deferred income taxes	1,343	3,762

Total current liabilities	12,216	15,873

Long term debt payable	—	375,000
Other long term liabilities	7,345	19,177
Uncertain tax position liability	80,086	80,086
Deferred income taxes	—	14,215

Total liabilities	99,647	504,351

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 136,098,410 and 124,817,994 shares issued; and, 123,293,456 and 112,013,040 shares outstanding	1,361	1,248
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	4,239,497	2,734,276
Accumulated other comprehensive income	2,446	2,614
Accumulated deficit	(89,559)	(17,136)

Total Wynn Resorts, Limited stockholders' equity	3,034,338	1,601,595
Noncontrolling interest	126,025	—

Total equity	3,160,363	1,601,595

Total liabilities and stockholders' equity	$3,260,010	$2,105,946

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Operating revenues:
Wynn Las Vegas management fees	$18,434	$16,504	$19,473
Wynn Macau royalty fees	71,537	73,423	36,538

Net revenues	89,971	89,927	56,011

Operating costs and expenses:
General and administrative	21,099	14,126	19,772
Provision for doubtful accounts	(234)	(250)	(48)
Depreciation and amortization	558	524	464
Property charges and other	—	—	500

Total operating costs and expenses	21,423	14,400	20,688

Operating income	68,548	75,527	35,323

Other income (expense):
Interest and other income	623	9,437	8,812
Interest expense	(12,746)	(59,320)	(26,255)
Increase (decrease) in swap fair value	5,773	(19,434)	—
Gain (loss) on early extinguishment of debt	22,512	22,347	(93,369)
Equity in income (loss) of subsidiaries	(28,951)	123,779	308,827
Other	—	(463)	—

Other income (expense), net	(12,789)	76,346	198,015

Income before income taxes	55,759	151,873	233,338
(Provision) benefit for income taxes	(16,652)	58,606	(37,002)

Net income	$39,107	$210,479	$196,336
Less: Net income attributable to noncontrolling interests	(18,453)	—	—

Net income attributable to Wynn Resorts, Limited	$20,654	$210,479	$196,336

Basic and diluted earnings per common share:
Net income:
Basic	$0.17	$1.94	$1.85
Diluted	$0.17	$1.92	$1.80
Weighted average common shares outstanding:
Basic	119,840	108,408	106,030
Diluted	120,185	109,441	112,685

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$39,107	$210,479	$196,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558	524	464
Deferred income taxes	16,652	(58,606)	37,002
Stock-based compensation	10,937	6,687	7,396
(Gain) loss on early extinguishment of debt	(22,512)	(22,347)	93,369
Provision for doubtful accounts	234	—	—
Amortization of deferred financing costs and other	718	3,836	3,630
(Increase) decrease in swap fair value	(5,773)	19,434	—
Property charges and other	—	—	500
Dividends received from subsidiary	529,846	1,071,148	—
Equity in (income) loss of subsidiaries	28,951	(123,779)	(308,827)
Increase (decrease) in cash from changes in:
Receivables	(597)	37	(37)
Prepaid expenses and other	1,161	(28)	(1,288)
Accounts payable and accrued expenses	(938)	(9,083)	(619)
Due to (from) affiliates	(18,434)	(52,912)	7,451

Net cash provided by operating activities	579,910	1,045,390	35,377

Cash flows from investing activities:
Capital expenditures	—	—	(1,666)
Restricted cash	—	—	161
Other assets	—	—	10,163
Due to (from) subsidiaries	(37,918)	(9,017)	3,424

Net cash provided by (used in) investing activities	(37,918)	(9,017)	12,082

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	1,000,000
Principal payments on long term debt	(364,688)	(596,094)	—
Repurchase of Wynn Las Vegas First Mortgage Notes	(50,048)	—	—
Note payable to Wynn Las Vegas, LLC	—	(80,000)	—
Borrowings from Wynn Resorts International	—	150,000	—
Repayments to Wynn Resorts International	—	(150,000)	—
Capital contribution to Wynn Las Vegas LLC	(412,951)	—	—
Proceeds from issuance of common stock	209,760	344,250	664,125
Cash distributions	(489,876)	—	(683,299)
Exercise of stock options	6,347	2,782	9,180
Cash restricted for stock repurchases	—	500,068	(500,068)
Purchase of treasury stock	—	(940,130)	(179,277)
Interest rate swap transactions	(9,561)	(4,100)	—
Payments for deferred financing costs and other	(7,612)	(3,132)	(10,594)

Net cash provided by (used in) financing activities	(1,118,629)	(776,356)	300,067

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(576,637)	260,017	347,526
Balance, beginning of period	662,285	402,268	54,742

Balance, end of period	$85,648	$662,285	$402,268

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

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold through an initial public offering, including the over allotment, 1,437,500,000 (27.7%) shares of this subsidiary’s common stock.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

2. Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC’s (a wholly-owned indirect subsidiary of the Company) debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the loan agreement of Wynn Resorts (Macau), S.A. noted below contains similar restrictions. The Company received a cash dividend of $530 million from Wynn Group Asia in 2009. The Company received a cash dividend of $1.072 billion from Wynn Group Asia in November 2008.

3. Long-term Debt

$1 Billion Term Loan

On June 21, 2007, the Company entered into a $1 billion term loan (the “Wynn Resorts Term Loan”). Borrowings under the Wynn Resorts Term Loan were available in the form of a delayed-draw term loan facility available through December 31, 2007. As of December 31, 2007, the Company had borrowed $1 billion under the Wynn Resorts Term Loan. The Wynn Resorts Term Loan was available to fund (a) the Company’s equity repurchase program announced on June 7, 2007 and (b) up to $350 million for general corporate purposes.

On August 1, 2008, the Company amended the Wynn Resorts Term Loan to allow Stephen A. Wynn, the Company’s Chairman and Chief Executive Officer, to purchase an interest in the debt. On August 1, 2008, Mr. Wynn advised the Company that he purchased $198,250,000 of the face amount of the outstanding debt under the Wynn Resorts Term Loan from a third party. On November 13, 2008, the Company further amended the Wynn Resorts Term Loan to purchase loans outstanding up to $650 million prior to March 31, 2009. On November 26, 2008, the Company purchased $625 million of loans under the Wynn Resorts Term Loan for $596.1 million, reflecting a discounted price of 95.375%. The loans purchased included the interests held by Mr. Wynn. In connection with this transaction, the Company recognized a $22.3 million gain on early retirement of debt, net of the write-off of unamortized debt issue costs and fees during 2008.

WYNN RESORTS, LIMITED

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

In June 2009, the Company purchased and retired the remaining outstanding loans of $375 million under the Wynn Resorts Term Loan for $364.7 million, reflecting a discounted price of 97.25%. In connection with this transaction, the Company recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost during 2009.

4. Equity Repurchase Program

On June 6, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion which may include purchases of both its common stock and its Debentures. On July 10, 2008, the Board of Directors authorized an increase of $500 million to the previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. No repurchases were made during the year ended December 31, 2009. During the year ended December 31, 2008, the Company repurchased 10,915,633 shares for a net cost of $940.1 million. As of December 31, 2009, the Company had repurchased 12,804,954 shares of the Company’s common stock through open market purchases for a net cost of $1.1 billion, at an average cost of $87.42 per share.

5. Common Stock Secondary Offering

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

6. Non-Controlling Interest

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of this subsidiary’s common stock. Net proceeds to the Company as a result of this transaction were approximately $1.8 billion. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration under the Securities Act of 1933, as amended, or an applicable exception from such registration requirements. In connection with this transaction, the Company recorded approximately $107.4 million of non-controlling interest as a separate component of equity in the accompanying Condensed Balance Sheets as of December 31, 2009.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2009	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2009
Allowance for doubtful accounts	$102,819	13,707	(14,445)	$102,081

Description	Balance at January 1, 2008	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2008
Allowance for doubtful accounts	$66,146	49,405	(12,732)	$102,819

Description	Balance at January 1, 2007	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2007
Allowance for doubtful accounts	$35,527	36,109	(5,490)	$66,146

(a)3.	Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(31)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(4)

4.3	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(20)

4.4	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(51)

10.1	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee.(17)

*10.2	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.3	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(10)

*10.4	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.(35)

*10.5	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(37)

*10.6	Fourth Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(42)

*10.7	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.(44)

*10.8	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts, Limited and Marc D. Schorr.(27)

*10.9	First Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Marc D. Schorr.(42)

*10.10	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Marc D. Schorr.(44).

*10.11	Employment Agreement, dated as of October 1, 2005, by and between Wynn Las Vegas, LLC and Matt Maddox.(42)

*10.12	First Amendment to Employment Agreement, dated as of May 5, 2008, by and between Wynn Resorts, Limited and Matt Maddox.(41)

Exhibit No.	Description

*10.13	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Matt Maddox.(42)

*10.14	Amendment to Employment Agreement, dated as of February 13, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(44)

*10.15	Fourth Amendment to Employment Agreement, dated as of March 5, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(45)

*10.16	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp.(23)

*10.17	First Amendment to Employee Agreement, dated as of March 26, 2008, between Wynn Resorts, Limited and John Strzemp(39)

*10.18	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and John Strzemp.(42)

*10.19	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and John Strzemp.(44)

*10.20	Fourth Amendment to Employment Agreement, dated as of March 23, 2009, by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.21	Employment Agreement dated October 27, 2006, by and between World Wide Wynn, LLC and Linda C. Chen(29)

*10.22	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between World Wide Wynn, LLC and Linda C. Chen.(42)

*10.23	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Worldwide Wynn and Linda E. Chen.(44)

*10.24	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra.(52)

*10.25	First Amendment to Employment Agreement, dated as of December 31, 2008 by and between Wynn Resorts, Limited and Kim Sinatra.(52)

*10.26	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(52)

*10.27	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(52)

10.28	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

*10.29	2002 Stock Incentive Plan.(2)

*10.30	Form of Stock Option Agreement.(14)

*10.31	Form of Stock Option Grant Notice.(13)

*10.32	Form of Restricted Stock Agreement.(13)

*10.33	Form of Indemnity Agreement.(13)

Exhibit No.	Description

10.34	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc.(7)

10.35	Amendment to Stockholders Agreement as of November 8, 2006(30)

10.36	Waiver and Consent, dated as of July 31, 2009, by and among Stephen A. Wynn, Baron Investment Funds Trust (formerly known as Baron Asset Fund) and Aruze USA, Inc.(49)

10.37	Waiver and Consent, dated as of August 13, 2009, by and between Stephen A. Wynn and Aruze USA, Inc.(50)

10.38	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(10)

10.39	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(8)

10.40	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(12)

10.41	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(9)

10.42	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(8)

10.43	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(10)

10.44	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(10)

10.45	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(10)

10.46	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(10)

10.47	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn.(2)

10.48	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco.(5)

10.49	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation.(3)

10.50	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited.(6)

10.51	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited.(6)

10.52	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited.(6)

Exhibit No.	Description

10.53	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited.(6)

10.54	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC.(17)

10.55	Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the guarantors party thereto, Deutsche Bank Securities Inc. and Banc of America Securities LLC.(33)

10.56	Registration Rights Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc. and Banc of America Securities LLC.(51)

10.57	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent.(3)

10.58	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee.(3)

10.59	Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee.(3)

10.60	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(15)

10.61	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(10)

10.62	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(22)

10.63	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent.(31)

10.64	Common Terms Agreement Third Amendment Agreement dated September 8, 2009 between, among others, Wynn Resorts (Macau) S.A. as the company and Société Générale, Hong King Branch as security agent.(52)

Exhibit No.	Description

10.65	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(10)

10.66	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(22)

10.67	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders.(31)

10.68	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(10)

10.69	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(22)

10.70	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders.(31)

10.71	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(10)

10.72	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(22)

10.73	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders.(31)

10.74	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.(10)

10.75	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.76	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.77	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.78	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(10)

10.79	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(10)

Exhibit No.	Description

10.80	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(10)

10.81	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(22)

10.82	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(22)

10.83	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(17)

10.84	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(17)

10.85	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent.(17)

10.86	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(17)

10.87	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(34)

10.88	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(32)

10.89	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(33)

10.90	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(51)

10.91	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee.(4)

Exhibit No.	Description

10.92	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent.(17)

10.93	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(17)

10.94	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(17)

10.95	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee.(17)

10.96	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC.(17)

10.97	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(17)

10.98	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(18)

10.99	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(18)

10.100	Second Amendment to Agreement of Lease, made as of June 10, 2008, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.(40)

10.101	Third Amendment to Agreement to Lease made as of March 18, 2009, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.(44)

10.102	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC.(19)

10.103	Fourth Amended and Restated Art Rental and Licensing Agreement, dated as of June 30, 2005, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(19)

10.104	Aircraft Time Sharing Agreement dated as of November 25, 2002, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(52)

10.105	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(52)

10.106	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(52)

10.107	Aircraft Time Sharing Agreement dated as of November 26, 2002, by and between Las Vegas Jet, LLC and Marc Schorr.(52)

10.108	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Marc Schorr.(52)

10.109	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Marc Schorr.(52)

Exhibit No.	Description

10.110	Commitment to Pay Project Costs, dated as of March 31, 2006, by and between Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as Trustee.(25)

10.111	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent.(28)

10.112	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(31)

10.113	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(32)

10.114	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(38)

10.115	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(47)

10.116	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(48)

10.117	Credit Agreement dated June 21, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc and Bank of America Securities LLC.(31)

10.118	First Amendment to Credit Agreement, dated as of August 1, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement.(36)

Exhibit No.	Description

10.119	Second Amendment to Credit Agreement, dated as of November 13, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement.(43)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003)(16)

21.1	Subsidiaries of the Registrant(52)

23.1	Consent of Ernst & Young LLP(52)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(52)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(52)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(52)

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(6)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(7)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.
(8)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.
(12)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(13)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(14)	Incorporated by reference from the Form S-8 filed by the Registrant on October 31, 2002.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2004.
(17)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2005.
(19)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2005.

(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.

(21)	Not used.
(22)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(24)	Not used.
(25)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.
(26)	Not used.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(28)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 2, 2006.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2006.
(31)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(33)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(35)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(36)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2008.
(37)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.
(38)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(39)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 28, 2008.
(40)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 12, 2008.
(41)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 7, 2008.
(42)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(43)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2008.
(44)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2009.
(45)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on March 9, 2009.
(46)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on March 23, 2009.
(47)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on April 21, 2009.
(48)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on September 14, 2009.
(49)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on August 3, 2009.
(50)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on August 19, 2009.
(51)	Incorporated by reference from the Current Report on Form 8-K filed by the registrant on October 20, 2009.
(52)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 26, 2010	By	/s/ STEPHEN A. WYNN
Stephen A. Wynn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ KAZUO OKADA	Vice Chairman of the Board	February 26, 2010
Kazuo Okada

/S/ LINDA CHEN	President, Wynn International Marketing and Director	February 26, 2010
Linda Chen

/s/ RUSSELL GOLDSMITH	Director	February 26, 2010
Russell Goldsmith

/s/ RAY R. IRANI	Director	February 26, 2010
Dr. Ray R. Irani

/s/ ROBERT J. MILLER	Director	February 26, 2010
Robert J. Miller

/s/ JOHN A. MORAN	Director	February 26, 2010
John A. Moran

/s/ ALVIN SHOEMAKER	Director	February 26, 2010
Alvin V. Shoemaker

/s/ D. BOONE WAYSON	Director	February 26, 2010
D. Boone Wayson

/s/ ELAINE P. WYNN	Director	February 26, 2010
Elaine P. Wynn

/s/ ALLAN ZEMAN	Director	February 26, 2010
Allan Zeman

/s/ MATT MADDOX	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2010
Matt Maddox