Form 10-Q
period 2010-03-31
WYNN RESORTS LTD
filed 2010-05-07
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, $0.01 par value	123,310,373

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,757,015	$1,991,830
Receivables, net	157,860	152,879
Inventories	107,158	107,005
Prepaid expenses and other	28,689	31,242

Total current assets	2,050,722	2,282,956
Property and equipment, net	5,042,195	5,062,059
Intangibles, net	43,545	44,659
Deferred financing costs	58,676	62,227
Deposits and other assets	91,128	99,380
Investment in unconsolidated affiliates	3,896	4,102
Deferred income taxes	—	26,386

Total assets	$7,290,162	$7,581,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$120,385	$135,501
Current portion of long-term debt	2,675	2,675
Income taxes payable	1,222	1,176
Accrued interest	54,887	17,520
Accrued compensation and benefits	55,853	69,825
Gaming taxes payable	105,620	100,980
Other accrued expenses	27,094	26,751
Customer deposits	252,724	318,755
Construction retention	11,107	9,546
Deferred income taxes	2,331	42,856

Total current liabilities	633,898	725,585
Long-term debt	3,279,055	3,566,428
Other long-term liabilities	124,312	120,726
Deferred income taxes	18,612	—
Construction retention	8,657	8,667

Total liabilities	4,064,534	4,421,406

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 136,116,327 and 136,098,410 shares issued; 123,311,373 and 123,293,456 shares outstanding	1,361	1,361
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	4,247,380	4,239,497
Accumulated other comprehensive income	1,852	2,446
Accumulated deficit	(62,571)	(89,559)

Total Wynn Resorts, Limited stockholders’ equity	3,068,615	3,034,338
Non-controlling interest	157,013	126,025

Total equity	3,225,628	3,160,363

Total liabilities and stockholders’ equity	$7,290,162	$7,581,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating revenues:
Casino	$691,588	$541,654
Rooms	92,907	98,406
Food and beverage	111,774	109,591
Entertainment, retail and other	82,847	63,132

Gross revenues	979,116	812,783
Less: promotional allowances	(70,198)	(72,828)

Net revenues	908,918	739,955

Operating costs and expenses:
Casino	448,191	374,017
Rooms	31,143	27,189
Food and beverage	61,836	60,820
Entertainment, retail and other	50,124	36,021
General and administrative	87,001	92,912
Provision for doubtful accounts	7,018	3,894
Pre-opening costs	2,311	—
Depreciation and amortization	104,565	101,468
Property charges and other	1,881	16,485

Total operating costs and expenses	794,070	712,806

Operating income	114,848	27,149

Other income (expense):
Interest income	288	314
Interest expense, net of capitalized interest	(49,261)	(57,032)
Increase (decrease) in swap fair value	(3,602)	1,095
Gain on extinguishment of debt	—	10,635
Equity in income (loss) from unconsolidated affiliates	391	(5)
Other	264	(76)

Other income (expense), net	(51,920)	(45,069)

Income (loss) before income taxes	62,928	(17,920)
Provision for income taxes	(5,069)	(15,894)

Net income (loss)	57,859	(33,814)
Less: Net income attributable to non-controlling interests	(30,871)	—

Net income (loss) attributable to Wynn Resorts, Limited	$26,988	$(33,814)

Basic and diluted income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.22	$(0.30)
Diluted	$0.22	$(0.30)
Weighted average common shares outstanding:
Basic	122,411	112,568
Diluted	122,982	112,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$57,859	$(33,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,565	101,468
Deferred income taxes	4,795	15,831
Stock-based compensation	6,927	5,429
Excess tax benefits from stock-based compensation	(318)	(38,616)
Amortization and write-offs of deferred financing costs, and other	5,709	8,153
Gain on extinguishment of debt	—	(10,635)
Provision for doubtful accounts	7,018	3,894
Property charges and other	1,881	16,485
Equity in income of unconsolidated affiliates, net of distributions	206	631
(Increase) decrease in swap fair value	3,602	(1,095)
Increase (decrease) in cash from changes in:
Receivables, net	(12,048)	(679)
Inventories and prepaid expenses and other	1,842	3,883
Accounts payable and accrued expenses	(40,942)	(10,214)

Net cash provided by operating activities	141,096	60,721

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(89,259)	(183,715)
Deposits and purchase of other assets	(394)	(4,227)
Proceeds from sale of equipment	196	178

Net cash used in investing activities	(89,457)	(187,764)

Cash flows from financing activities:
Proceeds from exercise of stock options	822	25
Excess tax benefits from stock-based compensation	318	38,616
Proceeds from issuance of common stock	—	202,145
Proceeds from issuance of long-term debt	—	552,248
Principal payments on long-term debt	(286,866)	(50,902)
Repurchase of Wynn Las Vegas First Mortgage Notes	—	(27,423)
Payments on long-term land concession obligation	—	(2,993)

Net cash provided by (used in) financing activities	(285,726)	711,716

Effect of exchange rate on cash	(728)	145

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(234,815)	584,818
Balance, beginning of period	1,991,830	1,133,904

Balance, end of period	$1,757,015	$1,718,722

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

The Company currently owns and operates casino hotel resort properties in Las Vegas, Nevada and Macau. In Las Vegas, Nevada, the Company owns Wynn Las Vegas, which opened on April 28, 2005 and was expanded with the opening of Encore at Wynn Las Vegas on December 22, 2008. In Macau, the Company owns Wynn Macau, which opened on September 6, 2006 and was expanded with the opening of Encore at Wynn Macau on April 21, 2010.

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents total $1.76 billion and $1.99 billion at March 31, 2010 and December 31, 2009, respectively of which $1.2 billion and $1.4 billion at March 31, 2010 and December 31, 2009, respectively, were invested in money market accounts, U.S. treasuries and time deposits. The Company utilized Level 1 inputs as described in Note 9 to determine fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2010 and December 31, 2009, approximately 79% and 76%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Rooms	$12,841	$16,247
Food and beverage	23,348	24,149
Entertainment, retail and other	5,083	2,966

Total	$41,272	$43,362

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $287.8 million and $220.5 million for the three months ended March 31, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended March 31, 2010 and 2009, advertising costs totaled approximately $4.3 million and $8.3 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2009 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on the Company’s condensed consolidated financial statements.

3. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company include stock options and nonvested stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding (used in calculation of basic earnings per share)	122,411	112,568
Potential dilution from the assumed exercise of stock options and nonvested stock	571	—

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	122,982	112,568

A total of 3,012,500 stock options were excluded from the calculation of diluted EPS at March 31, 2010 because including them would have been anti-dilutive. Another 1,053,500 stock options were out-of-the-money at March 31, 2010 and were also excluded. For the three months ended March 31, 2009, the Company recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for the three months ended March 31, 2009.

4. Comprehensive Income (loss)

Total comprehensive income (loss) consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$57,859	$(33,814)
Currency translation adjustment	(822)	12

Total comprehensive income (loss)	57,037	(33,802)
Less: Comprehensive income attributable to Non-controlling interests	30,643	—

Comprehensive income (loss) attributable to Wynn Resorts	$26,394	$(33,802)

As of March 31, 2010 and December 31, 2009, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2010 and 2009 totaled approximately $13.4 million and $25.6 million, respectively. Interest capitalized for the three months ended March 31, 2010 and 2009, totaled approximately $5.4 million and $2.4 million, respectively.

During the three months ended March 31, 2010 and 2009, capital expenditures include a decrease of $9.8 million and $101 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Casino	$220,707	$205,330
Hotel	19,128	18,177
Other	25,510	31,453

	265,345	254,960
Less: allowance for doubtful accounts	(107,485)	(102,081)

	$157,860	$152,879

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009

Land and improvements	$704,733	$704,733
Buildings and improvements	3,222,286	3,215,400
Airplanes	77,326	77,326
Furniture, fixtures and equipment	1,594,702	1,585,495
Leasehold interest in land	81,436	81,521
Construction in progress	519,099	457,594

	6,199,582	6,122,069
Less: accumulated depreciation	(1,157,387)	(1,060,010)

	$5,042,195	$5,062,059

As of March 31, 2010 and December 31, 2009, construction in progress primarily consisted of costs capitalized in conjunction with the development and construction of Encore at Wynn Macau which opened on April 21, 2010.

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009

6 5/8 % Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $6,558 at March 31, 2010 and $6,852 at December 31, 2009	$1,627,672	$1,627,378
7 7/8 % Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $ 10,449 at March 31, 2010 and $10,529 at December 31, 2009	489,551	489,471
Wynn Las Vegas Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 3%	252,717	252,717
Wynn Las Vegas Term Loan Facility; $40.2 million due September 30, 2012 with remaining $40.2 million due August 15, 2013; interest at LIBOR plus 1.875%	80,446	80,446
Wynn Macau Senior Term Loan Facilities (as amended June 2007); due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	551,823	552,292
Wynn Macau Senior Revolving Credit Facility, due June 2012; interest at LIBOR or HIBOR plus 1.75%	215,721	502,108
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	37,800	38,150
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	26,000	26,541

	3,281,730	3,569,103
Current portion of long-term debt	(2,675)	(2,675)

	$3,279,055	$3,566,428

6  5/8% Wynn Las Vegas First Mortgage Notes

On March 26, 2010, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “issuers”), each a direct or indirect wholly-owned subsidiary of Wynn Resorts, Limited, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020

(the “2020 Notes”) of the issuers, upon the terms and subject to the conditions set forth in an offering memorandum (the “offering memorandum”), and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). As of April 23, 2010, the expiration date, approximately $382 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. The exchange offer closed on April 28, 2010.

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the issuers, will be guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and are secured by a first priority lien on substantially all of the existing and future assets of the issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the 2017 Notes.

As further described in the offering memorandum, noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash, which totaled approximately $3.8 million. In accordance with accounting standards, this will be included as deferred financing costs and amortized over the life of the 2020 Notes.

Wynn Macau Senior Revolving Credit Facility

During the three months ended March 31, 2010, the Company repaid approximately $286 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. As of March 31, 2010, the outstanding balance was approximately $215.7 million and the Company had approximately $785 million available to borrow under the Wynn Macau Credit Facilities.

Debt Covenant Compliance

As of March 31, 2010, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the 2014 Notes and the 2017 Notes at March 31, 2010 and December 31, 2009, was approximately $2.1 billion. The estimated fair value of the 2014 Notes and the 2017 Notes was approximately $2.1 billion at March 31, 2010 and December 31, 2009, respectively. The net book value of the Company’s other debt instruments was approximately $1.2 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1.1 billion and $1.3 billion at March 31, 2010 and December 31, 2009, respectively.

9. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Operations, as the interest rate swaps do not qualify for hedge accounting.

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these interest rate swaps as Level 2.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of March 31, 2010 and December 31, 2009, these interest rate swaps are included in other long-term liabilities.

Liability fair value: (amounts in thousands)	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps

March 31, 2010	$6,502	$17,669	$24,171
December 31, 2009	$4,224	$16,345	$20,569

Wynn Las Vegas Swap

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at approximately 5.485%. This interest rate swap agreement matures in November 2012.

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

10. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2010 and December 31, 2009, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $402,139 and $789,095, respectively.

Villa Suite Lease

Mr. Wynn and Elaine P. Wynn, who is also a director of Wynn Resorts, each lease from year to year a villa suite in the Wynn Las Vegas resort. Pursuant to a lease agreement, as of July 1, 2008, the rent was $520,000 per year for a villa suite. In March 2009, this lease was amended to add an additional unit with no change in rent due to due to the significant deterioration in the Las Vegas rental market.

On March 17, 2010, Elaine P. Wynn and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminates December 31, 2010. Pursuant to the terms of the EW Lease, Elaine P. Wynn will pay annual rent equal to $350,000, which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental. The EW Lease superseded the terms of the prior agreement.

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value will be $503,831 per year. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite is included in the rental.

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

11. Property Charges and Other

Property charges and other for the three months ended March 31, 2010 and 2009 were $1.9 million and $16.5 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2010, were related to miscellaneous renovations and abandonments at Wynn Las Vegas and Wynn Macau.

Property charges and other for the three months ended March 31, 2009, include the write-off of $14.9 million of aircraft purchase deposits. On February 19, 2009, the Company cancelled agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, the Company wrote off these deposits in the first quarter of 2009. In the second quarter of 2009 another buyer was found and we recovered $8.1 million of these deposits. The remaining property charges were related to renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

12. Non-controlling Interest

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock (the “Wynn Macau Limited IPO”). The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to non-controlling interest was $30.9 million for the three months ended March 31, 2010.

13. Share-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Casino	$2,501	$1,850
Rooms	135	135
Food and beverage	56	178
Entertainment, retail and other	35	50
General and administrative	4,200	3,216

Total stock-based compensation expense	6,927	5,429
Total stock-based compensation capitalized	146	146

Total stock-based compensation costs	$7,073	$5,575

14. Commitments and Contingencies

Wynn Macau

Encore at Wynn Macau. Encore at Wynn Macau opened on April 21, 2010. Total development and construction costs are expected to be approximately $575 million. As of March 31, 2010, we had incurred approximately $499.7 million of project costs related to the development and construction of Encore at Wynn Macau.

Cotai Development. The Company has applied to the government of Macau for a land concession on approximately 52 aces of land on Cotai and are awaiting final government approval on the concession. We continue work on the concept and design of this property, but cannot prepare a final timeline or budget until government approval on the land concession has been received.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights in and to any future development on the 52 acres of land in the Cotai area of Macau. The payment will be made within 15 days after the Government of the Special Administrative Region of the People’s Republic of China publishes the Company’s rights to the land in the government’s official gazette.

Philadelphia Casino Project

On February 23, 2010, the Company entered into a letter of intent with Philadelphia Entertainment and Development Partners, LP, providing that an affiliate of the Company will become the manager and managing general partner in a casino project slated for the Philadelphia waterfront. On April 8, 2010, the Company and its subsidiaries announced the termination of its negotiations with respect to this project.

Litigation

The Company does not have any material litigation as of March 31, 2010.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of March 31, 2010, the Company had not recorded a receivable related to this matter.

15. Income Taxes

During the three months ended March 31, 2010, the Company recorded a tax expense of $5.1 million. The Company’s provision for income taxes is primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. Since October 2009, all of the Company’s foreign earnings are considered permanently invested abroad. The decrease in the Company’s current deferred tax liability of approximately $41.5 million is primarily attributable to the repatriation of approximately $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently invested. During the three months ended March 31, 2010, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.3 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $13.3 million in such taxes during the three months ended March 31, 2010. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

16. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas, including Encore at Wynn Las Vegas, and Wynn Macau, including Encore at Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	March 31, 2010	December 31, 2009
Total assets
Wynn Las Vegas (including Encore at Wynn Las Vegas )	$4,185,632	$4,254,324
Wynn Macau (including Encore at Wynn Macau)	1,767,516	1,990,273
Corporate and other assets	1,337,014	1,337,172

Total consolidated assets	$7,290,162	$7,581,769

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net Revenues
Wynn Las Vegas, including Encore	$318,271	$291,276
Wynn Macau	590,647	448,679

Total Net Revenues	$908,918	$739,955

Adjusted Property EBITDA (1)
Wynn Las Vegas, including Encore	$60,305	$43,851
Wynn Macau	181,590	114,643

Total	241,895	158,494

Other operating costs and expenses
Pre-opening costs	2,311	—
Depreciation and amortization	104,565	101,468
Property charges and other	1,881	16,485
Corporate expenses and other	17,899	13,397
Equity in income (loss) from unconsolidated affiliates	391	(5)

Total	127,047	131,345

Operating income	114,848	27,149

Non-operating costs and expenses
Interest income	288	314
Interest expense, net of amounts capitalized	(49,261)	(57,032)
Increase (decrease) in swap fair value	(3,602)	1,095
Gain on extinguishment of debt	—	10,635
Equity in income (loss) from unconsolidated affiliates	391	(5)
Other	264	(76)

Total	(51,920)	(45,069)

Income (loss) before income taxes	62,928	(17,920)
Provision for income taxes	(5,069)	(15,894)

Net income (loss)	$57,859	$(33,814)

(1)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

17. Subsequent Events

On April 28, 2010, the Board of Directors of the Company declared a cash dividend of $0.25 per share, payable on May 26, 2010 to stockholders of record as of May 12, 2010.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism and consumer spending trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets;

•	general global macroeconomic conditions;

•	further decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of properties and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in U. S. laws regarding health care;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the wars in Iraq and Afghanistan and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas as our Las Vegas Operations. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. On April 21, 2010 we opened Encore at Wynn Macau, a further expansion of Wynn Macau.

Our Resorts

The following table sets forth information about our operations as of April 2010, including the recently opened Encore at Wynn Macau:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas	4,750	186,000	220	2,675
Macau	1,014	256,000	465	1,225

Wynn Las Vegas

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 217 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion which is utilized for employee parking and approximately 5 acres adjacent to the golf course on which an office building is located.

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

•	Recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas and a full service spa and salon; and,

•	A showroom, two nightclubs and lounges.

Encore at Wynn Las Vegas

We opened Encore at Wynn Las Vegas on December 22, 2008.

Encore at Wynn Las Vegas features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	Twelve food and beverage outlets;

•	Approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and others;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A showroom, nightclub and lounges.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Construction is currently underway to replace Encore’s porte-cochere on Las Vegas Boulevard with the Encore Beach Club that will feature pools, food and beverage, and nightlife offerings. The total project budget for the Encore Beach Club is approximately $68 million. The Beach Club is expected to open on schedule in the second quarter of 2010.

Wynn Macau

We opened Wynn Macau on September 6, 2006 and completed expansions of this resort in December 2007 and November 2009. We operate Wynn Macau under a 20-year casino concession agreement granted by the Macau government in June 2002.

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

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

Encore at Wynn Macau

We opened Encore at Wynn Macau on April 21, 2010.

Encore at Wynn Macau features:

•	An approximately 22,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	A sky casino of approximately 12,000 square feet;

•	Luxury hotel accommodations in 414 spacious suites and villas;

•	Approximately 3,200 square feet of high-end retail space including Chanel, Piaget and Cartier;

•	Two restaurants; and

•	Full service luxury spa facilities.

In response to our evaluation of Wynn Macau and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

The Company has applied to the government of Macau for a land concession on approximately 52 aces of land on Cotai and are awaiting final government approval on the concession. We continue work on the concept and design of this property, but cannot prepare a final timeline or budget until government approval on the land concession has been received.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming, travel and entertainment industries domestically continues to remain highly uncertain. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout the first quarter of 2010, most significantly affecting our U.S. operations. Based on our experience over this past year and current market conditions, we believe that our Las Vegas operations will continue to experience lower than historical hotel occupancy rates, room rates, casino volumes and departmental profitability. Significant new supply in Las Vegas has and will continue to put additional pressure on occupancy and room rates during 2010. As a result of the current economic and market conditions, we have focused on efficiency initiatives that we began implementing at both of our properties and corporate offices in early 2009. We continually review the cost structure of our operating properties and corporate offices to identify further opportunities to reduce costs.

Results of Operations

Our operating results at Wynn Macau were strong during the first quarter of 2010; however we believe that our results in Las Vegas for the three months ended March 31, 2010, continued to be adversely impacted by the weakened global economy. Disruptions in the financial markets and reduced levels of consumer spending have and may continue to adversely impact our financial results in Las Vegas.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net Revenues
Las Vegas	$318,271	$291,276
Macau	590,647	448,679

Total Net Revenues	$908,918	$739,955

Reliance on only two resort complexes (in two geographic regions) for our operating cash flow exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two resort complexes, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Consolidated Statement of Operations is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino at Wynn Macau, customers primarily purchase cash chips from gaming tables. The cash and net markers used to purchase the cash chips from gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casino at our Las Vegas Operations and in the general casino at Wynn Macau for calculating win percentage.

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

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games between the two casinos. Each type of table game has its own theoretical win percentage. The life to date table games win percentage for our Las Vegas operations is 22.0% whereas the life to date table games win percentage for the general casino at Wynn Macau is 20.0%.

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

Financial results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Revenues

Net revenues for the three months ended March 31, 2010 are comprised of $691.6 million in casino revenues (76.1% of total net revenues) and $217.3 million of net non-casino revenues (23.9% of total net revenues). Net revenues for the three months ended March 31, 2009 were comprised of $541.7 million in casino revenues (73.2% of total net revenues) and $198.3 million of net non-casino revenues (26.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2010 of approximately $691.6 million represents a $149.9 million (or 27.7%) increase from casino revenues of $541.7 million for the three months ended March 31, 2009. Our Las Vegas Operations experienced a $22 million increase in casino revenues compared to the prior year due to a 7.1% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the three months ended March 31, 2010 was 23.2%, which was within the expected range of 21% to 24% and compares to 17.7% for the prior year’s quarter. Slot handle at our Las Vegas Operations decreased 26.6% compared to the prior year quarter due to high volumes of slot play experienced when Encore at Wynn Las Vegas opened last year and new supply added to the Las Vegas market in late 2009. Our slot win percentage was within the expected range of 4.5% to 5.5%.

Casino revenues at Wynn Macau increased $127.9 million during the three months ended March 31, 2010, compared to the prior year quarter. At Wynn Macau, we experienced a 47.4% increase in the VIP revenue segment due to an 89.4% increase in turnover. Our win as a percent of turnover was 2.7%, which is at the lower end of the expected range of 2.7% to 3.0%, and compares to 3.55% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino at Wynn Macau, drop increased 5.2% when compared to the prior year quarter and the average table games win percentage was 22.2%, which is above the expected range of 18% to 20%. The average table game win percentage at Wynn Macau for the three months ended March 31, 2009 was 22.1%. Slot handle at Wynn Macau decreased 4.1% compared to the prior year quarter due to less gaming activity of certain high-limit customers. Our slot win percentage was within the expected range of 4.5% to 5.5%.

For the three months ended March 31, 2010, room revenues were approximately $92.9 million, a decrease of $5.5 million compared to prior year room revenue of $98.4 million. Room revenue at our Las Vegas Operations decreased approximately $7.5 million compared to the prior year quarter. In Las Vegas, we continued to experience a decrease in room rates during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and increased capacity in the Las Vegas market with the opening of a new large scale casino hotel in December 2009. Room revenue at Wynn Macau increased approximately $2 million due to an increase in occupancy and room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended March 31,
	2010	2009
Average Daily Rate
Las Vegas	$203	$222
Macau	282	268
Occupancy
Las Vegas	89.4%	89.5%
Macau	90.7%	83.3%
REVPAR
Las Vegas	$181	$199
Macau	256	223

Other non-casino revenues for the three months ended March 31, 2010 included food and beverage revenues of approximately $111.8 million, retail revenues of approximately $48.6 million, entertainment revenues of approximately $18.2 million, and other revenues from outlets such as the spa and salon, of approximately $16 million. Other non-gaming revenues for the three months ended March 31, 2009 included food and beverage revenues of approximately $109.6 million, retail revenues of approximately $35 million, entertainment revenues of approximately $12.8 million, and other revenues from outlets, including the spa and salon, of approximately $15.3 million. Food and beverage revenues at Wynn Macau increased $3.2 million while our Las Vegas Operations decreased approximately $1 million, as compared to the prior year’s quarter. Retail revenues at Wynn Macau increased $14.3 million, offset by a decrease of $0.7 million in Las Vegas. The increase at Wynn Macau is due primarily to increased sales at several outlets and the opening of Wynn and Co. Watches and Jewelry, which sells Cartier, Jaeger Le Coultre and Kwiat products. Entertainment revenues increased over the prior year quarter primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Reve show.

Departmental, Administrative and Other Expenses

During the three months ended March 31, 2010, departmental expenses included casino expense of $448.2 million, rooms expense of $31.1 million, food and beverage expense of $61.8 million, and entertainment, retail and other expense of $50.1 million. Also included are general and administrative expenses of approximately $87 million and approximately $7 million charged as a provision for doubtful accounts receivable. During the three months ended March 31, 2009, departmental expenses included casino expenses of $374.0 million, room expenses of $27.2 million, food and beverage expenses of $60.8 million, and entertainment and retail and other expenses of $36.0 million. Also included are general and administrative expenses of approximately $92.9 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the three months ended March 31, 2010 due to an increase in casino revenues especially at Wynn Macau where we incur a gaming revenue tax of 39%. Room expenses increased during the three months ended March 31, 2010, compared to the prior year quarter, primarily due to increased customer acquisition and marketing costs.

Entertainment, retail and other expense increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas and increased retail sales at Wynn Macau as noted above. General and administrative expenses decreased primarily due to lower advertising expenses and our cost savings initiatives. Our provision for doubtful accounts receivable increased during the three months ended March 31, 2010, compared to the prior year’s quarter. This increase is primarily due to a reduction in the bad debt reserve taken in the prior year quarter as a result of strong collection trends as well as a higher casino revenue base for the three months ended March 31, 2010 compared to March 31, 2009.

Pre-opening costs

During the three months ended March 31, 2010, we incurred $2.3 million of pre-opening costs. We incurred no preopening costs during the three months ended March 31, 2009. Pre-opening costs incurred during the three months ended March 31, 2010, primarily related to Encore at Wynn Macau which opened on April 21, 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2010 was $104.6 million compared to $101.5 million for the three months ended March 31, 2009. This increase is due to the depreciation of various capital improvements made to our resorts during 2009.

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

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and August 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other for the three months ended March 31, 2010, were $1.9 million compared to approximately $16.5 million for the three months ended March 31, 2009. Property charges and other for the three months ended March 31, 2010 related to miscellaneous renovations and abandonments at Wynn Las Vegas and Wynn Macau.

Property charges and other for the three months ended March 31, 2009 include the write-off of $14.9 million of aircraft purchase deposits. On February 19, 2009, we cancelled the agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, we wrote off these deposits in the first quarter of 2009. In the second quarter of 2009 another buyer was found and we recovered $8.1 million of our deposit. The remaining property charges were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $0.3 million for the three months ended March 31, 2010 and 2009. During 2009 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments were primarily in investments in U.S. Treasury Bills with a maturity of three months or less.

Interest expense was $49.3 million, net of capitalized interest of $5.4 million, for the three months ended March 31, 2010, compared to $57 million, net of capitalized interest of $2.4 million, for the three months ended March 31, 2009. Our interest expense decreased primarily due to lower average borrowings outstanding on the Wynn Las Vegas and Wynn Macau credit facilities, an increase in capitalized interest during the period and the pay off of the remainder of Wynn Resorts term loan in June 2009, offset by increased interest expense related to the Wynn Las Vegas 7 7/8% First Mortgage Notes issued in October 2009.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $3.6 million for the three months ended March 31, 2010 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2009 to March 31, 2010. During the three months ended March 31, 2009 we recorded a net gain of $1.1 million resulting from the net increase in the fair value of interest rate swaps between December 31, 2008 and March 31, 2009. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

During the three months ended March 31, 2009, Wynn Resorts purchased $39.3 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $10.6 million net of the write off of unamortized debt discount and debt issue costs. As of March 31, 2010, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. However, for accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Income Taxes

During the three months ended March 31, 2010, we recorded a tax expense of $5.1 million. Our provision for income taxes is primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. Since October 2009, all of our foreign earnings are considered permanently invested abroad. The decrease in our current deferred tax liability of approximately $41.5 million is primarily attributable to the repatriation of approximately $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently invested. During the three months ended March 31, 2010, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.3 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $13.3 million in such taxes for the three months ended March 31, 2010. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with its concession agreement.

Net income attributable to non-controlling interests

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. The $30.9 million represents the non-controlling interests share of net income for the quarter ended March 31, 2010.

Liquidity and Capital Resources

Cash Flow from Operations

Net cash provided by operations for the three months ended March 31, 2010 was $141.1 million compared to $60.7 million provided by operations for the three months ended March 31, 2009. This increase is primarily due to the increase in operating income as a result of increased casino revenues at Wynn Macau.

Capital Resources

We require a certain amount of cash on hand for operations. At March 31, 2010, we had approximately $1.76 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes, enhancements to our properties and funding the remaining construction and retention payables related to Encore at Wynn Macau. Approximately $1.2 billion of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of March 31, 2010, we had approximately $185.3 million available to draw under our Wynn Las Vegas credit facilities and approximately $785 million available to draw under our Wynn Macau credit facilities. Except for scheduled quarterly payments on two notes payable totaling $1.8 million, we have no debt maturities in 2010. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2010.

Cash and cash equivalents include investments in U.S. Treasury Bills and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $89.3 million for the three months ended March 31, 2010, and related primarily to the construction of Encore at Wynn Macau and the Beach Club at Encore at Wynn Las Vegas.

Encore at Wynn Macau opened on April 21, 2010. Total development and construction costs are expected to be approximately $575 million. As of March 31, 2010, we had incurred approximately $499.7 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Las Vegas Operations

As of March 31, 2010, our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an $80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of March 31, 2010, we had borrowed $252.7 million under the Wynn Las Vegas Revolver. We also had $19.9 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $185.3 million under the Wynn Las Vegas Revolver as of March 31, 2010.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 6 5/8% and 7 7/8% First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

On March 26, 2010, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “issuers”), each a direct or indirect wholly-owned subsidiary of us, commenced an offer to exchange all outstanding 6 7/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the issuers, upon the terms and subject to the conditions set forth in an offering memorandum (the “offering memorandum”), and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended. As of April 23, 2010, the expiration date, approximately $382 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. The exchange offer closed on April 28, 2010.

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s Credit Facilities, the 2014 Notes and the issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the issuers, will be guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and are secured by a first priority lien on substantially all of the existing and future assets of the issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the 2017 Notes.

As further described in the offering memorandum, noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment of 1% of the amount tendered in cash which totaled approximately $3.8 million. In accordance with accounting standards, this will be included as deferred financing costs and amortized over the life of the 2020 Notes.

Wynn Macau

As of March 31, 2010, our Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the quarter ended March 31, 2010, we repaid approximately $286 million of borrowings under the Wynn Macau Revolver. As of March 31, 2010, the Wynn Macau Term Loan was fully drawn and we had borrowed $215.7 million under the Wynn Macau Revolver. We have approximately $785 million of availability under the Wynn Macau Revolver as of March 31, 2010.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2010, we had outstanding letters of credit totaling $19.9 million.

Contractual Obligation and Commitments

Other than the paydown of approximately $286 million under our Wynn Macau Revolver, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the 2014 Notes and the 2017 Notes from making certain “restricted payments” as defined in the indenture. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit, provided certain conditions are met, distributions of earnings and the distribution of loan proceeds. As a result of the sale of shares in Wynn Macau, Limited in October 2009, we have approximately $1.2 billion of available cash that is not subject to such restrictions.

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

On a continuing basis, we and our subsidiaries will evaluate, depending on market conditions, purchasing, refinancing, exchanging, tendering for or retiring certain of our outstanding debt in privately negotiated transactions, open market transactions, or by other direct or indirect means.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change to these policies for the three months ended March 31, 2010.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards regarding the consolidation of variable interest entities. These new accounting standards address the effects of elimination of the qualifying special-purpose entity concept from previous standards. These new accounting standards amend previous guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. We adopted the new accounting standards on January 1, 2010. The adoption of these new accounting standards did not have a material effect on our condensed consolidated financial statements.

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

Wynn Las Vegas

As of March 31, 2010, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Revolver. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Revolver in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Revolver at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as this swap does not qualify for hedge accounting.

Wynn Macau

As of March 31, 2010, we had three interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $153.8 million of the current U.S. dollar borrowings under the Wynn Macau Term Loan at approximately 5.382%. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on approximately $127.9 million of the current Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.14%. Both of these interest rate swap agreements mature in August 2011. We entered into a third interest rate swap agreement on August 17, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Revolving Credit Facility. Under this swap agreement, we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S. $300 million) incurred under the Wynn Macau Revolver in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S. $300 million) of borrowings under the Wynn Revolver at approximately 3.9%. This interest rate swap agreement matures in June 2012. Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of March 31, 2010 and December 31, 2009 (all amounts in thousands):

Liability fair value:	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
	(amounts in thousands)
March 31, 2010	$6,502	$17,669	$24,171
December 31, 2009	$4,224	$16,345	$20,569

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

Interest Rate Sensitivity

As of March 31, 2010, approximately 90% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.3 million.

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

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the three months ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program beginning in 2010. On April 28, 2010, our Board of Directors declared a dividend of $0.25 per share, payable on May 26, 2010 to stockholders of record as of May 12, 2010.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the 2014 Notes and the 2017 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit, provided certain conditions are met, distribution of earnings and the distribution of loan proceeds. As a result of the sale of shares in Wynn Macau, Limited in October 2009, we have approximately $1.2 billion of cash that is not subject to such restrictions.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	Amended and Restated Stockholder Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc. (3)

10.2	Fifth Amendment to Employment Agreement, dated as of February 2, 2010, by and between Wynn Resorts, Limited and Matt Maddox. (4)

10.3	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn. (5)

10.4	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas and Stephen A. Wynn. (5)

*10.5	Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan.

*10.6	Form of Restricted Stock Agreement pursuant to 2002 Stock Incentive Plan.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on January 6, 2010, and incorporated herein by reference.

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on February 5, 2010 and incorporated herein by reference.

(5)	Previously filed with the Current Report on Form 8-K filed by the Registrant on March 19, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 7, 2010	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)