Form 10-Q
period 2010-06-30
WYNN RESORTS LTD
filed 2010-08-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common stock, $0.01 par value	123,508,349

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,858,422	$1,991,830
Receivables, net	157,560	152,879
Inventories	97,887	107,005
Prepaid expenses and other	26,929	31,242

Total current assets	2,140,798	2,282,956
Property and equipment, net	5,031,785	5,062,059
Intangibles, net	42,431	44,659
Deferred financing costs	58,769	62,227
Deposits and other assets	91,381	99,380
Investment in unconsolidated affiliates	4,011	4,102
Deferred income taxes	—	26,386

Total assets	$7,369,175	$7,581,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$143,338	$135,501
Current portion of long-term debt	2,675	2,675
Income taxes payable	1,152	1,176
Accrued interest	19,332	17,520
Accrued compensation and benefits	67,953	69,825
Gaming taxes payable	128,325	100,980
Other accrued expenses	29,663	26,751
Customer deposits	286,880	318,755
Construction retention	12,710	9,546
Deferred income taxes	2,331	42,856

Total current liabilities	694,359	725,585
Long-term debt	3,231,013	3,566,428
Other long-term liabilities	125,910	120,726
Deferred income taxes	18,722	—
Construction retention	—	8,667

Total liabilities	4,070,004	4,421,406

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 136,293,303 and 136,098,410 shares issued; 123,488,349 and 123,293,456 shares outstanding	1,363	1,361
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	4,265,220	4,239,497
Accumulated other comprehensive income (loss)	(100)	2,446
Accumulated deficit	(41,020)	(89,559)

Total Wynn Resorts, Limited stockholders’ equity	3,106,056	3,034,338
Non-controlling interest	193,115	126,025

Total equity	3,299,171	3,160,363

Total liabilities and stockholders’ equity	$7,369,175	$7,581,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues:
Casino	$789,205	$508,345	$1,480,793	$1,049,999
Rooms	100,528	95,185	193,435	193,591
Food and beverage	127,390	111,550	239,164	221,141
Entertainment, retail and other	87,016	69,472	169,863	132,604

Gross revenues	1,104,139	784,552	2,083,255	1,597,335
Less: promotional allowances	(71,496)	(61,296)	(141,694)	(134,124)

Net revenues	1,032,643	723,256	1,941,561	1,463,211

Operating costs and expenses:
Casino	519,005	325,579	967,196	699,596
Rooms	31,648	27,258	62,791	54,447
Food and beverage	72,697	64,901	134,533	125,721
Entertainment, retail and other	47,633	40,022	97,757	76,043
General and administrative	95,668	81,930	182,669	174,842
Provision for doubtful accounts	6,852	3,935	13,870	7,829
Pre-opening costs	6,675	40	8,986	40
Depreciation and amortization	101,353	102,731	205,918	204,199
Property charges and other	2,966	(5,938)	4,847	10,547

Total operating costs and expenses	884,497	640,458	1,678,567	1,353,264

Operating income	148,146	82,798	262,994	109,947

Other income (expense):
Interest income	571	524	859	838
Interest expense, net of capitalized interest	(53,598)	(53,689)	(102,859)	(110,721)
Increase (decrease) in swap fair value	(1,675)	3,261	(5,277)	4,356
Gain (loss) on extinguishment of debt/exchange offer	(3,152)	11,878	(3,152)	22,513
Equity in income (loss) from unconsolidated affiliates	115	(33)	506	(38)
Other	431	287	695	211

Other income (expense), net	(57,308)	(37,772)	(109,228)	(82,841)

Income before income taxes	90,838	45,026	153,766	27,106
Provision for income taxes	(1,921)	(19,547)	(6,990)	(35,441)

Net income (loss)	88,917	25,479	146,776	(8,335)
Less: Net income attributable to non-controlling interests	(36,512)	—	(67,383)	—

Net income (loss) attributable to Wynn Resorts, Limited	$52,405	$25,479	$79,393	$(8,335)

Basic and diluted income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.43	$0.21	$0.65	$(0.07)
Diluted	$0.42	$0.21	$0.64	$(0.07)
Weighted average common shares outstanding:
Basic	122,521	122,161	122,467	117,391
Diluted	123,816	122,386	123,387	117,391
Dividends declared per common share:	$0.25	—	$0.25	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$146,776	$(8,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205,918	204,199
Deferred income taxes	6,498	32,320
Stock-based compensation	13,966	11,794
Excess tax benefits from stock-based compensation	(1,695)	(38,616)
Amortization and write-offs of deferred financing costs, and other	11,991	15,205
Gain on extinguishment of debt	—	(22,513)
Provision for doubtful accounts	13,870	7,829
Property charges and other	4,847	10,547
Equity in income of unconsolidated affiliates, net of distributions	91	664
(Increase) decrease in swap fair value	5,277	(4,356)
Increase (decrease) in cash from changes in:
Receivables, net	(18,746)	(1,187)
Inventories and prepaid expenses and other	12,534	11,825
Accounts payable and accrued expenses	21,263	(47,713)

Net cash provided by operating activities	422,590	171,663

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(188,563)	(307,112)
Deposits and purchase of other assets	(9,377)	4,470
Proceeds from sale of equipment	573	794

Net cash used in investing activities	(197,367)	(301,848)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,211	892
Excess tax benefits from stock-based compensation	1,695	38,616
Proceeds from issuance of common stock	—	202,145
Dividends paid	(30,643)	—
Proceeds from issuance of long-term debt	58,947	587,780
Principal payments on long-term debt	(392,941)	(679,934)
Repurchase of Wynn Las Vegas First Mortgage Notes	—	(50,048)
Payments on long-term land concession obligation	—	(2,997)
Payment of financing costs	(3,689)	(10,199)

Net cash provided by (used in) financing activities	(356,420)	86,255

Effect of exchange rate on cash	(2,211)	208

Cash and cash equivalents:
Decrease in cash and cash equivalents	(133,408)	(43,722)
Balance, beginning of period	1,991,830	1,133,904

Balance, end of period	$1,858,422	$1,090,182

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

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents total $1.86 billion and $1.99 billion at June 30, 2010 and December 31, 2009, respectively, of which $1.2 billion and $1.4 billion at June 30, 2010 and December 31, 2009, respectively, were invested in money market accounts, U.S. treasuries and time deposits. The Company utilized Level 1 inputs as described in Note 9 to determine fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2010 and December 31, 2009, approximately 77% and 76%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rooms	$12,621	$12,103	$25,462	$28,350
Food and beverage	21,765	19,957	45,113	44,106
Entertainment, retail and other	5,356	2,412	10,439	5,378

Total	$39,742	$34,472	$81,014	$77,834

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. Gaming taxes totaled approximately $350.6 million and $198.5 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, gaming taxes totaled approximately $638.4 million and $419 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Advertising costs totaled approximately $4.7 million and $4 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, advertising costs totaled approximately $9 million and $12.4 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2009 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income (loss).

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding (used in calculation of basic earnings per share)	122,521	122,161	122,467	117,391
Potential dilution from the assumed exercise of stock options and non-vested stock	1,295	225	920	—

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	123,816	122,386	123,387	117,391

A total of 392,500 and 382,500 stock options were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2010, respectively, because including them would have been anti-dilutive. Another 905,000 and 915,000 stock options were out-of-the-money for the three and six months ended June 30, 2010, respectively and were also excluded. A total of 4,922,205 and 4,960,505 stock options were out-of-the-money for the three and six months ended June 30, 2009, respectively, and therefore would have been excluded from the calculation of diluted EPS. For the six months ended June 30, 2009, the Company recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for the six months ended June 30, 2009.

4. Comprehensive Income (loss)

Total comprehensive income (loss) consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$88,917	$25,479	$146,776	$(8,335)
Currency translation adjustment	(2,699)	(272)	(3,521)	(260)

Total comprehensive income (loss)	86,218	25,207	143,255	(8,595)
Less: Comprehensive income attributable to non-controlling interests	35,764	—	66,408	—

Comprehensive income (loss) attributable to Wynn Resorts	$50,454	$25,207	$76,847	$(8,595)

As of June 30, 2010 and December 31, 2009, accumulated other comprehensive income (loss) consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2010 and 2009 totaled approximately $100.3 million and $117.9 million, respectively. Interest capitalized for the six months ended June 30, 2010 and 2009, totaled approximately $7.2 million and $4.7 million, respectively.

During the six months ended June 30, 2010 and 2009, capital expenditures include a decrease of $19.5 million and $142.4 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Casino	$219,377	$205,330
Hotel	18,796	18,177
Other	29,501	31,453

	267,674	254,960
Less: allowance for doubtful accounts	(110,114)	(102,081)

	$157,560	$152,879

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009

Land and improvements	$718,714	$704,733
Buildings and improvements	3,738,208	3,215,400
Airplanes	77,421	77,326
Furniture, fixtures and equipment	1,654,167	1,585,495
Leasehold interest in land	85,512	81,521
Construction in progress	6,918	457,594

	6,280,940	6,122,069
Less: accumulated depreciation	(1,249,155)	(1,060,010)

	$5,031,785	$5,062,059

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009

6 5/8 % Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $4,300 at June 30, 2010 and $6,852 at December 31, 2009	$1,277,920	$1,627,378
7 7/8 % Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $10,196 at June 30, 2010 and $10,529 at December 31, 2009	489,804	489,471
7 7/8 % Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $2,001 at June 30, 2010	350,009	—
Wynn Las Vegas Revolving Credit Facility; due July 15, 2013; interest at LIBOR plus 3%	291,664	252,717
Wynn Las Vegas Term Loan Facility; $40.2 million due September 30, 2012 with remaining $40.2 million due August 15, 2013; interest at LIBOR plus 1.875%	80,446	80,446
Wynn Macau Senior Term Loan Facilities (as amended June 2007); due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	550,756	552,292
Wynn Macau Senior Revolving Credit Facility, due June 2012; interest at LIBOR or HIBOR plus 1.75%	130,181	502,108
$42 million Note Payable; due April 1, 2017; interest at LIBOR plus 1.25%	37,450	38,150
$32.5 million Note Payable; due August 10, 2012; interest at LIBOR plus 1.15%	25,458	26,541

	3,233,688	3,569,103
Current portion of long-term debt	(2,675)	(2,675)

	$3,231,013	$3,566,428

6  5/8% Wynn Las Vegas First Mortgage Notes

On March 26, 2010, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), each a direct or indirect wholly-owned subsidiary of Wynn Resorts, Limited, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the Issuers, upon the terms and subject to the conditions set forth in an offering memorandum (the “offering memorandum”), and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United

States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). As of April 23, 2010, the expiration date, approximately $352 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. The exchange offer closed on April 28, 2010.

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the Issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the 2017 Notes.

As further described in the offering memorandum, noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash, which totaled approximately $3.5 million. In accordance with accounting standards, this will be included as deferred financing costs and amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $3.2 million were expensed.

Wynn Macau Senior Revolving Credit Facility

During the six months ended June 30, 2010, the Company repaid approximately $371 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. As of June 30, 2010, the outstanding balance was approximately $130.2 million and the Company had approximately $869.8 million available to borrow under the Wynn Macau Credit Facilities.

Debt Covenant Compliance

As of June 30, 2010, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the 2014 Notes, the 2017 Notes and the 2020 Notes at June 30, 2010 and December 31, 2009, was approximately $2.1 billion and $2.1 billion, respectively. The estimated fair value of the 2014 Notes, the 2017 and the 2020 Notes was approximately $2.2 billion and $2.1 billion at June 30, 2010 and December 31, 2009, respectively. The net book value of the Company’s other debt instruments was approximately $1.1 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1 billion and $1.3 billion at June 30, 2010 and December 31, 2009, respectively.

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

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of June 30, 2010 and December 31, 2009, these interest rate swaps are included in other long-term liabilities.

Liability fair value: (amounts in thousands)	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps

June 30, 2010	$8,779	$17,067	$25,846
December 31, 2009	$4,224	$16,345	$20,569

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

10. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2010 and December 31, 2009, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $367,238 and $789,095 respectively.

Villa Suite Lease

On March 17, 2010, Elaine P. Wynn, a director of Wynn Resorts, and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminates December 31, 2010. Pursuant to the terms of the EW Lease, Elaine P. Wynn will pay annual rent equal to $350,000, which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental. The EW Lease superseded the terms of a prior agreement.

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

Home Purchase

In May 2010, the Company entered into a new employment agreement with Linda Chen, who is also a director. The term of the new employment agreement is through February 24, 2020. Under the terms of the new employment agreement, the Company purchased a home in Macau for use by Ms. Chen for approximately $5.4 million, and will expend additional funds to renovate the home and will also provide Ms. Chen the use of an automobile in Macau. Ms. Chen shall have the option to purchase the home at a percentage of the fair market value of the home that is reduced by ten percent per year during the term of the agreement (the “Discount Percentage”). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen’s employment without “cause” or termination of Ms. Chen’s employment for “good reason” following a “change of control” and (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen’s termination for “cause,” Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen’s employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of gaming license), the option will terminate.

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

11. Property Charges and Other

Property charges and other for the three months ended June 30, 2010 and 2009 were $3 million and a net gain of $5.9 million, respectively. Property charges and other for the six months ended June 30, 2010 and 2009 were $4.8 million and $10.5 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended June 30, 2010, were related to miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended June 30, 2009 include the return of $8.1 million of aircraft deposits written off in the first quarter of 2009. On February 19, 2009, the Company cancelled the agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, the Company wrote off these deposits in the first quarter of 2009. In May 2009, another buyer was found for one of the aircraft and in accordance with the original purchase agreement, a portion of the Company’s deposit was refunded. The Company also incurred property charges of $2.2 million during the three months ended June 30, 2009 which were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the six months ended June 30, 2010, were related to miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the six months ended June 30, 2009, include the net write-off of $6.8 million of aircraft purchase deposits as discussed above. The remaining property charges were related to renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

12. Non-controlling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock (the “Wynn Macau Limited IPO”). The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to non-controlling interest was $36.5 million and $67.4 million for the three and six months ended June 30, 2010, respectively.

13. Stockholders Equity

On May 26, 2010, the Company paid a dividend of $0.25 per share to holders of record on May 12, 2010. For the six months ended June 30, 2010, $30.9 million was recorded as a distribution against retained earnings. Of this amount approximately $0.2 million was recorded as a liability which will be paid to holders of nonvested stock upon the vesting of that stock.

14. Share-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Casino	$2,481	$2,112	$4,982	$3,962
Rooms	131	135	266	270
Food and beverage	126	56	182	234
Entertainment, retail and other	34	36	69	86
General and administrative	4,267	4,026	8,467	7,242

Total stock-based compensation expense	7,039	6,365	13,966	11,794
Total stock-based compensation capitalized	146	146	292	292

Total stock-based compensation costs	$7,185	$6,511	$14,258	$12,086

15. Commitments and Contingencies

Wynn Macau

Encore at Wynn Macau. Encore at Wynn Macau opened on April 21, 2010. Total development and construction costs were approximately $550 million. As of June 30, 2010, the Company has incurred approximately $537.5 million of project costs related to the development and construction of Encore at Wynn Macau.

Cotai Development. The Company has applied to the government of Macau for a land concession on approximately 52 aces of land on Cotai and is awaiting final government approval on the concession. The Company continues to work on the concept and design of this property, but cannot prepare a final timeline or budget until government approval on the land concession has been received.

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

Litigation

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with Judicial Arbitration and Mediation Services regarding an agreement with the Company. The action concerns a claim for compensation pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 (the “Agreement”) whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the District Court, Clark County, Nevada, on May 10, 2010. APC removed the action to the United States District Court, District of Nevada. Management believes that APC’s claim against the Company is without merit and intends to defend this matter vigorously.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of June 30, 2010, the Company had not recorded a receivable related to this matter.

16. Income Taxes

During the six months ended June 30, 2010, the Company recorded a tax expense of $7 million. The Company’s provision for income taxes is primarily comprised of increases in the Company’s foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from the Company’s U.S. operations. As of June 30, 2010, the Company no longer considers its portion of the earnings of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to this amount as the Company anticipates that U.S. foreign tax credits should be sufficient to reduce any U.S. tax provision relating to such repatriation. Prior to this change, the Company’s earnings attributable to periods after September 2009 were considered permanently reinvested abroad. The decrease in the Company’s current deferred tax liability is primarily attributable to the repatriation of approximately $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently reinvested. During the six months ended June 30, 2010, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.9 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $28.1 million in such taxes during the six months ended June 30, 2010. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

During June 2010, the Macau Finance Bureau commenced an examination of the 2006 and 2007 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas, including Encore at Wynn Las Vegas, and Wynn Macau, including Encore at Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	June 30, 2010	December 31, 2009
Total assets
Wynn Las Vegas (including Encore)	$4,138,885	$4,254,324
Wynn Macau (including Encore for 2010)	1,899,291	1,990,273
Corporate and other assets	1,330,999	1,337,172

Total consolidated assets	$7,369,175	$7,581,769

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues
Wynn Las Vegas, including Encore	$318,230	$312,814	$636,501	$604,090
Wynn Macau, including Encore for 2010	714,413	410,442	1,305,060	859,121

Total Net revenues	$1,032,643	$723,256	$1,941,561	$1,463,211

Adjusted property EBITDA (1)
Wynn Las Vegas, including Encore	$65,126	$75,506	$125,431	$119,357
Wynn Macau, including Encore for 2010	216,248	117,173	397,838	231,816

Total	281,374	192,679	523,269	351,173

Other operating costs and expenses
Pre-opening costs	6,675	40	8,986	40
Depreciation and amortization	101,353	102,731	205,918	204,199
Property charges and other	2,966	(5,938)	4,847	10,547
Corporate expenses and other	22,119	13,081	40,018	26,478
Equity in income/(loss) from unconsolidated affiliates	115	(33)	506	(38)

Total	133,228	109,881	260,275	241,226

Operating income	148,146	82,798	262,994	109,947

Non-operating costs and expenses
Interest income	571	524	859	838
Interest expense, net of amounts capitalized	(53,598)	(53,689)	(102,859)	(110,721)
Increase (decrease) in swap fair value	(1,675)	3,261	(5,277)	4,356
Gain(loss) on extinguishment of debt/exchange offer	(3,152)	11,878	(3,152)	22,513
Equity in income/(loss) from unconsolidated affiliates	115	(33)	506	(38)
Other	431	287	695	211

Total	(57,308)	(37,772)	(109,228)	(82,841)

Income (loss) before income taxes	90,838	45,026	153,766	27,106
Provision for income taxes	(1,921)	(19,547)	(6,990)	(35,441)

Net income (loss)	$88,917	$25,479	$146,776	$(8,335)

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

18. Subsequent Events

On August 4, 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% First Mortgage Notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the U.S. in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. Wynn Las Vegas, LLC plans to use the net proceeds of the offering along with the proceeds of a capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that are validly tendered and accepted for payment pursuant to Wynn Las Vegas, LLC’s concurrent offer to purchase and consent solicitation with respect to the 2014 Notes and to redeem any 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to approximately $987 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38 plus a consent payment of $30.00 for each $1,000 principal amount of 2014 Notes. The consent solicitation expired on August 3, 2010 and the tender offer expires August 18, 2010.

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the outstanding 2014 Notes. The redemption price shall be equal to 103.313% of the aggregate principal amount of the 2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010.

The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes, the 2017 Notes and existing 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes, the 2017 Notes and the existing 2020 Notes.

The New 2020 Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Concurrently with the issuance of the New 2020 Notes, the Company entered into a seventh amendment dated August 4, 2010 to the Wynn Las Vegas Amended and Restated Credit Agreement. After giving effect to this amendment, the maturity date with respect to a portion on the revolving credit facility and the term facility was extended to July 2015 and August 2015, respectively, and the interest margin in respect of the extended portion will increase after June 30, 2013. In addition, lenders made incremental term loans of $248.5 million having a maturity date of August 2015. The amendment made certain other changes including eliminating the maximum Consolidated Leverage Ratio and reducing the minimum Consolidated Interest Coverage Ratio.

On July 29, 2010, the Board of Directors of the Company declared a cash dividend of $0.25 per share, payable on August 26, 2010 to stockholders of record as of August 12, 2010.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas as our Las Vegas Operations. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. On April 21, 2010 we opened Encore at Wynn Macau, a further expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau as our Macau Operations.

Our Resorts

The following table sets forth information about our operations as of July 2010:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas	4,750	186,000	240	2,675
Macau	1,014	256,000	460	1,190

Las Vegas Operations

Wynn Las Vegas is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 217 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion which is utilized for employee parking and approximately 5 acres adjacent to the golf course on which an office building is located.

Wynn Las Vegas features:

•	an approximately 110,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons, a poker room, and a race and sports book;

•	luxury hotel accommodations in 2,716 spacious hotel rooms, suites and villas;

•	21 food and beverage outlets featuring signature chefs;

•	a Ferrari and Maserati automobile dealership;

•

approximately 74,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	recreation and leisure facilities, including an 18-hole golf course, five swimming pools, private cabanas, a full service spa and salon; and

•	a showroom, two nightclubs and lounges.

Encore at Wynn Las Vegas features:

•	an approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons and a sports book;

•	luxury hotel accommodation in 2,034 all-suite rooms;

•	13 food and beverage outlets;

•	approximately 27,000 square feet of high-end brand name retail shopping, including stores and boutiques by Hermes, Chanel and others;

•	recreation and leisure facilities including swimming pools, private cabanas, a full service spa and salon; and

•	a beach club, showroom, two nightclubs and lounges.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million and is expected to be completed early in the second quarter of 2011. As a part of this project, we will be temporarily removing floors from service which will reduce our total number of rooms available during the construction period.

Macau Operations

We opened Wynn Macau on September 6, 2006 and completed expansions of this resort in December 2007 and November 2009. We operate our Macau Operations under a 20-year casino concession agreement granted by the Macau government in June 2002.

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

•	recreation and leisure facilities, including a health club, pool and spa; and

•	lounges and meeting facilities.

Encore at Wynn Macau features:

•	an approximately 22,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	a sky casino of approximately 12,000 square feet;

•	luxury hotel accommodations in 414 spacious suites and villas;

•	approximately 3,200 square feet of high-end brand name retail space featuring Chanel, Piaget and Cartier;

•	two restaurants; and

•	full service luxury spa facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

The Company has applied to the government of Macau for a land concession on approximately 52 aces of land on Cotai and is awaiting final government approval on the concession. We continue work on the concept and design of this property, but cannot prepare a final timeline or budget until government approval on the land concession has been received.

Current Economic and Operating Environment

Due to a number of factors affecting consumers, including a slowdown in global economies, contracted credit markets and reduced consumer spending, the outlook for the gaming, travel and entertainment industries domestically continues to remain highly uncertain. This slow down was particularly significant in the fourth quarter of 2008 and has continued throughout the first half of 2010, most significantly affecting our Las Vegas Operations. Based on our experience over this past year and current market conditions, we believe that our Las Vegas operations will continue to experience lower than historical room rates, casino volumes and departmental profitability. Significant new supply in Las Vegas has and will continue to put additional pressure on occupancy and room rates during 2010. As a result of the current economic and market conditions, we have focused on efficiency initiatives that we began implementing at both of our resorts and corporate offices in early 2009. We continually review the cost structure of our resorts and corporate offices to identify further opportunities to reduce costs.

Results of Operations

Our operating results in Macau were strong during the first half of 2010; however we believe that our results in Las Vegas for the six months ended June 30, 2010, continued to be adversely impacted by the weakened global economy. Disruptions in the financial markets and reduced levels of consumer spending have and may continue to adversely impact our financial results in Las Vegas. Also, our results for the three and six months ended June 30, 2010 for Wynn Macau include the operations of Encore at Wynn Macau which opened on April 21, 2010.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues
Las Vegas	$318,230	$312,814	$636,501	$604,090
Macau	714,413	410,442	1,305,060	859,121

Total net revenues	$1,032,643	$723,256	$1,941,561	$1,463,211

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Consolidated Statement of Operations is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino in Macau, customers primarily purchase cash chips from gaming tables. The cash and net markers used to purchase the cash chips from gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casino at our Las Vegas Operations and in the general casino at our Macau Operations for calculating win percentage.

In our VIP casino in Macau, customers primarily purchase non-negotiable rolling chips from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable rolling chips in the VIP casino is recorded as turnover and provides a base for measuring VIP casino win percentage. Because of this difference in chip purchase activity, the measurement base used in the general casino is not the same that is used in the VIP casino. It is customary in Macau to measure VIP casino play using this Rolling Chip method.

The measurement method in Las Vegas and in the general casino in Macau effectively tracks the initial purchase of chips while the measurement method in the VIP casino in Macau effectively tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the general casino. As a result, the expected win percent with the same amount of gaming win is smaller in the VIP casino in Macau when compared to the general casino in Las Vegas and Macau.

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games between the two casinos. Each type of table game has its own theoretical win percentage. The life to date table games win percentage for our Las Vegas Operations is 21.9% whereas the life to date table games win percentage for the general casino at our Macau Operations is 20.2%.

Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing Rolling Chip wagers within our Macau VIP program.

•	Rolling Chips are identifiable chips that are used to track VIP wagering volume (turnover) for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue (less service charges, if any) by total rooms available.

Financial results for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Revenues

Net revenues for the three months ended June 30, 2010 are comprised of $789.2 million in casino revenues (76.4% of total net revenues) and $243.4 million of net non-casino revenues (23.6% of total net revenues). Net revenues for the three months ended June 30, 2009 were comprised of $508.3 million in casino revenues (70.3% of total net revenues) and $215 million of net non-casino revenues (29.7% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2010 of approximately $789.2 million represents a $280.9 million (or 55.2%) increase from casino revenues of $508.3 million for the three months ended June 30, 2009. Our Las Vegas Operations experienced a $7.1 million decrease in casino revenues compared to the prior year due to a 1.8% decrease in drop and a decrease in our average table games win percentage. Our average table games win percentage (before discounts) for the three months ended June 30, 2010 was 20.0%, which was below the expected range of 21% to 24% and compares to 20.7% for the prior year’s quarter. Slot handle at our Las Vegas Operations decreased 19.7% compared to the prior year quarter; however slot win declined only 1.6% as more play shifted to higher hold machines.

Casino revenues at Wynn Macau, including Encore at Wynn Macau which fully opened on April 21, 2010, increased $288 million during the three months ended June 30, 2010, compared to the prior year quarter. We experienced a 110% increase in the VIP revenue segment due to a 71.7% increase in turnover. Our win as a percent of turnover was 3.22%, which is above the expected range of 2.7% to 3.0%, and compares to 2.66% in the prior year quarter. In November 2009 we added two new private gaming salons with 29 VIP tables and on April 21, 2010 we added 37 VIP tables with the opening of Encore, which helped drive some of the growth in our VIP segment during the three months ended June 30, 2010 compared to the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino drop increased 14% when compared to the prior year quarter and the average table games win percentage was 22.9%, which is above the expected range of 19% to 21%. The average table games win percentage for the three months ended June 30, 2009 was 21.5%. Slot handle at Wynn Macau increased 21% compared to the prior year quarter primarily due to the opening of Encore at Wynn Macau, while slot win increased 16%.

For the three months ended June 30, 2010, room revenues were approximately $100.5 million, an increase of $5.3 million compared to room revenue of $95.2 million for the three months ended June 30, 2009. Room revenue at our Las Vegas Operations decreased approximately $2.6 million compared to the prior year quarter. In Las Vegas, although occupancy increased from the prior year, we continued to experience a decrease in room rates. We believe this is due to the current economic conditions in which we operate in the U.S. and increased capacity in the Las Vegas market with the opening of a new large scale casino hotel in December 2009. Room revenue at our Macau Operations increased approximately $7.9 million due to the 414 additional suites added with the addition of Encore at Wynn Macau which opened on April 21, 2010 and an increase in room rates compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended June 30,
	2010	2009
Average Daily Rate
Las Vegas	$197	$218
Macau	287	263
Occupancy
Las Vegas	92.6%	86.6%
Macau	81.3%	86.7%
REVPAR
Las Vegas	$182	$188
Macau	234	228

Other non-casino revenues for the three months ended June 30, 2010 included food and beverage revenues of approximately $127.4 million, retail revenues of approximately $52.6 million, entertainment revenues of approximately $15.6 million, and other revenues from outlets such as the spa and salon, of approximately $18.8 million. Other non-gaming revenues for the three months ended June 30, 2009 included food and beverage revenues of approximately $111.6 million, retail revenues of approximately $39.8 million, entertainment revenues of approximately $12.2 million, and other revenues from outlets, including the spa and salon, of approximately $17.5 million. Food and beverage revenues at our Las Vegas Operations increased approximately $11.5 million while our Macau Operations increased $4.3 million, as compared to the prior year quarter. The increase in Las Vegas is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Our retail revenues in Macau increased $13.4 million, offset by a decrease of $0.6 million in Las Vegas. The increase in Macau is due primarily to increased sales at several outlets, the opening of Wynn and Co. Watches and Jewelry in November 2009, which sells Cartier and Jaeger Le Coultre products and new outlets at Encore at Wynn Macau including Chanel, Piaget and Cartier. Entertainment revenues increased over the prior year quarter primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the three months ended June 30, 2010, departmental expenses included casino expenses of $519 million, room expenses of $31.6 million, food and beverage expenses of $72.7 million, and entertainment, retail and other expenses of $47.6 million. Also included are general and administrative expenses of approximately $95.7 million and approximately $6.9 million charged as a provision for doubtful accounts receivable. During the three months ended June 30, 2009, departmental expenses included casino expenses of $325.6 million, room expenses of $27.3 million, food and beverage expenses of $64.9 million, and entertainment, retail and other expenses of $40 million. Also included are general and administrative expenses of approximately $81.9 million and approximately $3.9 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the three months ended June 30, 2010 due to an increase in casino revenues especially at our Macau Operations where we incur a gaming tax and other levies at a rate totaling 39% in accordance with its concession agreement. Room expenses increased during the three months ended June 30, 2010, compared to the prior year quarter, primarily due to increased customer acquisition and marketing costs and the opening of Encore at Wynn Macau in April 2010.

Entertainment, retail and other expense increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas and increased retail sales at Wynn Macau as noted above. General and administrative expenses increased primarily due to general volume increases, real estate taxes, and higher spending associated with corporate development activities. Our provision for doubtful accounts receivable increased during the three months ended June 30, 2010, compared to the prior year’s quarter. This increase is primarily due to a reduction in the bad debt reserve taken in the prior year quarter as a result of stronger collection trends during the prior year period, as well as a higher casino revenue base for the three months ended June 30, 2010 compared to June 30, 2009.

Pre-opening costs

During the three months ended June 30, 2010, we incurred $6.7 million of pre-opening costs. We incurred minimal pre-opening costs during the three months ended June 30, 2009. Pre-opening costs incurred during the three months ended June 30, 2010 primarily related to Encore at Wynn Macau which opened on April 21, 2010 and the Encore Beach Club which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2010 was $101.4 million compared to $102.7 million for the three months ended June 30, 2009. This decrease is due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset in part by the depreciation of the assets of Encore at Wynn Macau which were placed into service in April 2010, and the assets of the Encore Beach Club which were placed into service in May 2010.

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

The maximum useful life of our assets at our Macau Operations is the remaining life of the gaming concession or land concession, which currently expires in June 2022 and August 2029, respectively. Consequently, depreciation related to our Macau Operations is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other for the three months ended June 30, 2010, were $3 million compared to a net gain of approximately $5.9 million for the three months ended June 30, 2009. Property charges and other for the three months ended June 30, 2010 related to miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

Property charges and other for the three months ended June 30, 2009 include the return of $8.1 million of aircraft purchase deposits written off during the first quarter of 2009. On February 19, 2009, we cancelled the agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, we wrote off these deposits in the first quarter of 2009. In May 2009, another buyer was found for one of the aircraft and in accordance with the original purchase agreement, a portion of the deposit was refunded. The remaining property charges were related to miscellaneous renovations, abandonments and loss on sale of equipment at our resorts.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements to our resorts.

Other non-operating costs and expenses

Interest income was $0.6 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. During 2010 and 2009, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments were primarily in investments in money market accounts, U.S. Treasury Bills and time deposits with a maturity of three months or less.

Interest expense was $53.6 million, net of capitalized interest of $1.8 million, for the three months ended June 30, 2010, compared to $53.7 million, net of capitalized interest of $2.3 million, for the three months ended June 30, 2009. Our interest expense decreased primarily due to lower average borrowings outstanding on the Wynn Macau and Wynn Las Vegas credit facilities and the payoff of the Wynn Resorts term loan in June 2009, partially offset by increased interest due to the Wynn Las Vegas 7 7/8% First Mortgage Notes issued in October 2009.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $1.7 million for the three months ended June 30, 2010 resulting from the decrease in the fair value of our interest rate swaps from March 31, 2010 to June 30, 2010. During the three months ended June 30, 2009 we recorded a net gain of $3.3 million resulting from the net increase in the fair value of interest rate swaps between March 31, 2009 and June 30, 2009. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we completed an exchange offer for a portion of our 6 5/8% first mortgage notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $3.2 million were expensed.

During the three months ended June 30, 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility for $364.7 million, reflecting a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, Wynn Resorts purchased $26.5 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $3.1 million net of the write off of unamortized debt discount and debt issue costs. As of June 30, 2010, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. However, for accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Income Taxes

During the three months ended June 30, 2010, we recorded a tax expense of $1.9 million. Our provision for income taxes is primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. As of June 30, 2010, we no longer consider our portion of the earnings of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to this amount as we anticipate that U.S. foreign tax credits should be sufficient to reduce any U.S. tax provision relating to such repatriation. Prior to this change, our foreign earnings attributable to periods after September 2009 were considered permanently reinvested abroad. During the three months ended June 30, 2010, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.6 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $14.8 million in such taxes for the three months ended June 30, 2010. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with its concession agreement.

During the three months ended June 2010, the Macau Finance Bureau commenced an examination of the 2006 and 2007 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to non-controlling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. The $36.5 million represents the non-controlling interests share of net income for the three months ended June 30, 2010.

Financial results for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Revenues

Net revenues for the six months ended June 30, 2010 are comprised of $1,480.8 million in casino revenues (76.3% of total net revenues) and $460.8 million of net non-casino revenues (23.7% of total net revenues). Net revenues for the six months ended June 30, 2009 were comprised of $1,050 million in casino revenues (71.8% of total net revenues) and $413.2 million of net non-casino revenues (28.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the six months ended June 30, 2010 of approximately $1,480.8 million represents a $430.8 million (or 41%) increase from casino revenues of $1,050 million for the six months ended June 30, 2009. Our Las Vegas Operations experienced a $14.9 million increase in casino revenues compared to the prior year due to a 2.8% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the six months ended June 30, 2010 was 21.7%, which was within the expected range of 21% to 24% and compares to 19.2% for the prior year. Slot handle at our Las Vegas Operations decreased 23.3% compared to the prior year; however slot win decreased only 12.8%.

Casino revenues at Wynn Macau, including the recently opened Encore at Wynn Macau which opened on April 21, 2010, increased $415.9 million during the six months ended June 30, 2010, compared to the prior year. We experienced a 77.1% increase in the VIP revenue segment due to a 79.8% increase in turnover. Our win as a percent of turnover was 2.97%, which is at the higher end of the expected range of 2.7% to 3.0%, and compares to 3.07% in the prior year. In November 2009 we added two new private gaming salons with 29 VIP tables and on April 21, 2010 we added 37 VIP tables with the opening of Encore, which helped drive some of the growth in our VIP segment during the six months ended June 30, 2010 compared to the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino drop increased 9.5% when compared to the prior year and the average table games win percentage was 22.5%, which is above the expected range of 19% to 21%. The average table game win percentage for the six months ended June 30, 2009 was 21.8%. Slot handle increased 8% compared to the prior year due primarily due to the opening of Encore at Wynn Macau and slot win increased 5.5%.

For the six months ended June 30, 2010, room revenues were approximately $193.4 million, a decrease of $0.2 million compared to prior year room revenue of $193.6 million. Room revenue at our Las Vegas Operations decreased approximately $10.1 million compared to the prior year. In Las Vegas, we continued to experience a decrease in room rates during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. Room revenue at our Macau Operations increased approximately $9.9 million due to the 414 additional suites added with the addition of Encore at Wynn Macau in April 2010 and an increase in room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Six Months Ended June 30,
	2010	2009
Average Daily Rate
Las Vegas	$200	$220
Macau	285	265
Occupancy
Las Vegas	91.0%	88.0%
Macau	85.0%	85.0%
REVPAR
Las Vegas	$182	$194
Macau	242	225

Other non-casino revenues for the six months ended June 30, 2010 included food and beverage revenues of approximately $239.2 million, retail revenues of approximately $101.2 million, entertainment revenues of approximately $33.8 million, and other revenues from outlets such as the spa and salon, of approximately $34.9 million. Other non-gaming revenues for the six months ended June 30, 2009 included food and beverage revenues of approximately $221.1 million, retail revenues of approximately $74.8 million, entertainment revenues of approximately $25 million, and other revenues from outlets, including the spa and salon, of approximately $32.8 million. Food and beverage revenues at our Las Vegas Operations increased approximately $10.6 million, while our Macau Operations increased $7.5 million, as compared to the prior year. The increase in Las Vegas is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Retail revenues at our Macau Operations increased $27.7 million, offset by a decrease of $1.3 million in Las Vegas. The increase in Macau is due primarily to increased sales at several outlets, the opening of Wynn and Co. Watches and Jewelry in November 2009, which sells Cartier and Jaeger Le Coultre products and new outlets at Encore at Wynn Macau including Chanel, Piaget and Cartier. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater which started in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the six months ended June 30, 2010, departmental expenses included casino expenses of $967.2 million, room expenses of $62.8 million, food and beverage expenses of $134.5 million, and entertainment, retail and other expenses of $97.8 million. Also included are general and administrative expenses of approximately $182.7 million and approximately $13.9 million charged as a provision for doubtful accounts receivable. During the six months ended June 30, 2009, departmental expenses included casino expenses of $699.6 million, room expenses of $54.4 million, food and beverage expenses of $125.7 million, and entertainment and retail and other expenses of $76 million. Also included are general and administrative expenses of approximately $174.8 million and approximately $7.8 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the six months ended June 30, 2010 due to an increase in casino revenues especially at our Macau Operations where we incur a gaming tax and other levies at rate totaling 39% in accordance with its concession agreement. Room expenses increased during the six months ended June 30, 2010, compared to the prior year, primarily due to increased customer acquisition and marketing costs and the opening of Encore at Wynn Macau in April 2010.

Entertainment, retail and other expense increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas and increased retail sales in Macau as noted above. General and administrative expenses increased primarily due to general volume increases, real estate taxes, and higher spending associated with corporate development activities. Our provision for doubtful accounts receivable increased during the six months ended June 30, 2010, compared to the prior year. This increase is primarily due to a reduction in the bad debt reserve taken in the prior year as a result of stronger collection trends during that period, as well as a higher casino revenue base for the six months ended June 30, 2010 compared to June 30, 2009.

Pre-opening costs

During the six months ended June 30, 2010, we incurred $9 million of pre-opening costs. We incurred minimal preopening costs during the six months ended June 30, 2009. Pre-opening costs incurred during the six months ended June 30, 2010, primarily related to Encore at Wynn Macau which opened on April 21, 2010 and the Encore Beach Club which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2010 was $205.9 million compared to $204.2 million for the six months ended June 30, 2009. This increase is primarily due to depreciation of the assets of Encore at Wynn Macau which were placed in to service in April 2010 and the assets of the Encore Beach Club which were placed in to service in May 2010, offset by a decrease due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas.

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

The maximum useful life of assets at our Macau Operations is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and August 2029, respectively. Consequently, depreciation related to our Macau Operations is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other for the six months ended June 30, 2010, were $4.8 million compared to approximately $10.5 million for the six months ended June 30, 2009. Property charges and other for the six months ended June 30, 2010 related to miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

Property charges and other for the six months ended June 30, 2009 include the write-off of $14.9 million of aircraft purchase deposits. On February 19, 2009, we cancelled agreements to purchase two aircraft. The deposit on one of the aircraft was refundable to the extent another buyer was found. Due to the uncertainty as to the recoverability of this deposit and a $1.5 million nonrefundable deposit on a second aircraft, we wrote off these deposits in the first quarter of 2009. In the second quarter of 2009 another buyer was found and we recovered $8.1 million of our deposit. The remaining property charges were related to miscellaneous renovations, abandonments and loss on sale of equipment at our resorts.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $0.9 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. During 2010 and 2009, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments were primarily in investments in money market accounts, U.S. Treasury Bills and time deposits with a maturity of three months or less.

Interest expense was $102.9 million, net of capitalized interest of $7.2 million, for the six months ended June 30, 2010, compared to $110.7 million, net of capitalized interest of $4.7 million, for the six months ended June 30, 2009. Our interest expense decreased primarily due to lower average borrowings outstanding on the Wynn Macau and Wynn Las Vegas credit facilities, an increase in capitalized interest during the period and the payoff of the Wynn Resorts term loan in June 2009. These decreases were offset by an increase related to the Wynn Las Vegas 7 7/8% First Mortgage Notes issued in October 2009.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $5.3 million for the six months ended June 30, 2010 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2009 to June 30, 2010. During the six months ended June 30, 2009 we recorded a net gain of $4.4 million resulting from the net increase in the fair value of interest rate swaps between December 31, 2008 and June 30, 2009. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we completed an exchange offer for a portion of our 6 5/8% first mortgage notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $3.2 million were expensed.

During the six months ended June 30, 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility at a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, we purchased $65.8 million face amount of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs. As of June 30, 2010, Wynn Resorts holds this debt and has not contributed it to its wholly-owned subsidiary, Wynn Las Vegas. However, for accounting purposes this transaction has been treated as an extinguishment of debt by Wynn Resorts.

Income Taxes

During the six months ended June 30, 2010, we recorded a tax expense of $7 million. Our provision for income taxes is primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. As of June 30, 2010, we no longer consider our portion of the earnings of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to this amount as we anticipate that U.S. foreign tax credits should be sufficient to reduce any U.S. tax provision relating to such repatriation. Prior to this change, our earnings attributable to periods after September 2009, were considered permanently reinvested abroad. The decrease in our current deferred tax liability is primarily attributable to the repatriation of approximately $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently reinvested. During the six months ended June 30, 2010, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.9 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $28.1 million in such taxes for the six months ended June 30, 2010. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with its concession agreement.

During the six months ended June 2010, the Macau Finance Bureau commenced an examination of the 2006 and 2007 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to non-controlling interests

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. The $67.4 million represents the non-controlling interests share of net income for the six months ended June 30, 2010.

Adjusted Property EBITDA

Adjusted property EBITDA is used by us to manage the operating results of our segments. The following table summarizes adjusted property EBITDA for our domestic (Las Vegas) and foreign (Macau) operations as reviewed by management and summarized and defined in Note 17 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Note 17 also presents a reconciliation of adjusted property EBITDA to net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Las Vegas	$65,126	$75,506	$125,431	$119,357
Macau	216,248	117,173	397,838	231,816

Total Adjusted Property EBITDA	$281,374	$192,679	$523,269	$351,173

During the past several quarters we have experienced economic disparity between our domestic (Las Vegas) and our foreign (Macau) operations. Adjusted property EBITDA has grown at our Macau Operations, while we have experienced little or no growth in Las Vegas. This disparity is a direct result of areas of economic weakness and expansion of supply, especially the United States. Demand in Las Vegas has significantly declined while demand in Macau has steadily increased. During 2010, the gaming and hotel markets in Las Vegas continued to experience very little growth in visitation and Las Vegas Strip gaming revenue, as well as continued declines in average daily room rates, all as compared to the prior year. While our customers in the United States have greatly reduced their spending levels due to weakness in the overall economy, increases in unemployment and weak consumer confidence, our customer base and market in Macau has not been impacted by such economic factors and continues to grow.

Also contributing to the decrease in our Las Vegas Operations adjusted property EBITDA from 2009 to 2010 was the opening of Encore at Wynn Las Vegas in December 2008. While we added significant capacity to our Las Vegas operations, we experienced a relatively small increase in revenues while incurring significant additional operating expenses. Our Macau adjusted property EBITDA has increased as that market continues to grow and as we have expanded our resort. Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of operating income generated by our Las Vegas and Macau resorts (excluding non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of high-end international customers that gamble on credit. Our ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable.

Net cash provided by operations for the six months ended June 30, 2010 was $422.6 million compared to $171.7 million provided by operations for the six months ended June 30, 2009. This increase is primarily due to the increase in operating income as a result of increased casino department profitability at our Macau Operations as described above. Also contributing to this increase was the positive impact of ordinary working capital changes driven by accrued expenses and a decrease in cash paid for interest during the six months ended June 30, 2010.

Capital Resources

We require a certain amount of cash on hand for operations. At June 30, 2010, we had approximately $1.86 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Approximately $1.2 billion of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of June 30, 2010, we had approximately $146.3 million available to draw under our Wynn Las Vegas credit facilities and approximately $869.8 million available to draw under our Wynn Macau credit facilities. Except for scheduled quarterly payments on two notes payable totaling $0.9 million, we have no debt maturities in 2010. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2010.

Cash and cash equivalents include investments in U.S. Treasury Bills, money market accounts and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $188.6 million for the six months ended June 30, 2010, and related primarily to the construction of Encore at Wynn Macau and the Beach Club at Encore at Wynn Las Vegas.

Encore at Wynn Macau opened on April 21, 2010. Total development and construction costs were approximately $550 million. As of June 30, 2010, we have incurred approximately $537.5 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Las Vegas Operations

As of June 30, 2010, our Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”), consisted of a $457.9 million revolving credit facility (the “Wynn Las Vegas Revolver”) and an $80.4 million term loan facility (the “Wynn Las Vegas Term Loan”) (together the “Wynn Las Vegas Credit Facilities”). As of June 30, 2010, we had borrowed $291.7 million under the Wynn Las Vegas Revolver. We also had $19.9 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $146.3 million under the Wynn Las Vegas Revolver as of June 30, 2010.

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

On March 26, 2010, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “issuers”), each a direct or indirect wholly-owned subsidiary of us, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the issuers, upon the terms and subject to the conditions set forth in an offering memorandum (the “offering memorandum”), and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended. As of April 23, 2010, the expiration date, approximately $352 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. The exchange offer closed on April 28, 2010.

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s Credit Facilities, the 2014 Notes and the issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2014 Notes and the 2017 Notes.

As further described in the offering memorandum, noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment of 1% of the amount tendered in cash which totaled approximately $3.5 million. In accordance with accounting standards, this will be included as deferred financing costs and amortized over the life of the 2020 Notes.

In August 2010, Wynn Las Vegas issued $1.32 billion of 7 3/4% First Mortgage Notes due 2020 (the “New 2020 Notes”), concurrently tendered for all of its 2014 Notes, and amended its Credit Facilities. For a description of this transaction see Note 18 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Macau Operations

As of June 30, 2010, our Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the six months ended June 30, 2010, we repaid approximately $371 million of borrowings under the Wynn Macau Revolver. As of June 30, 2010, the Wynn Macau Term Loan was fully drawn and we had borrowed $130.2 million under the Wynn Macau Revolver. We have approximately $869.8 million of availability under the Wynn Macau Revolver as of June 30, 2010.

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

Dividend

On May 26, 2010, we paid a dividend of $0.25 per share, totaling $ 30.9 million, to holders of record on May 12, 2010.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2010, we had outstanding letters of credit totaling $19.9 million.

Contractual Obligation and Commitments

Other than the paydown of approximately $371 million under our Wynn Macau Revolver, and the exchange offer at Wynn Las Vegas described in Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the 2014 Notes, the 2017 Notes and the 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit, provided certain conditions are met, distributions of earnings and the distribution of loan proceeds. As a result of the sale of shares in Wynn Macau, Limited in October 2009, we have approximately $1.2 billion of available cash that is not subject to such restrictions.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow and availability under the Wynn Las Vegas Revolver. We cannot assure you, however, that our Las Vegas Operations will generate sufficient cash flow from operations or that the availability of additional indebtedness, if any will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Revolver. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change to these policies for the six months ended June 30, 2010.

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

Wynn Las Vegas

As of June 30, 2010, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Revolver. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Revolver in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Revolver at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as this swap does not qualify for hedge accounting.

Wynn Macau

As of June 30, 2010, we had three interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $153.8 million of the current U.S. dollar borrowings under the Wynn Macau Term Loan at approximately 5.382%. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK$991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on approximately $127.9 million of the current Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.14%. Both of these interest rate swap agreements mature in August 2011. We entered into a third interest rate swap agreement on August 17, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Revolving Credit Facility. Under this swap agreement, we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S. $300 million) incurred under the Wynn Macau Revolver in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S. $300 million) of borrowings under the Wynn Revolver at approximately 3.9%. This interest rate swap agreement matures in June 2012. Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of June 30, 2010 and December 31, 2009 (all amounts in thousands):

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
	(amounts in thousands)
June 30, 2010	$8,779	$17,067	$25,846
December 31, 2009	$4,224	$16,345	$20,569

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

Interest Rate Sensitivity

As of June 30, 2010, approximately 91% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $2.8 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that we operate in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, because our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our Macau Operations financial condition and ability to service its debt.

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

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s legal matters see Note 15 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the six months ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program beginning in 2010. On April 28, 2010, our Board of Directors declared a dividend of $0.25 per share, which was paid on May 26, 2010 to stockholders of record as of May 12, 2010. On July 29, 2010, our Board of Directors declared a dividend of $0.25 per share, payable on August 26, 2010 to stockholders of record as of August 12, 2010.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the 2014 Notes, the 2017 Notes and the 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The credit facilities of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions; although the Wynn Macau, S.A. loan agreements permit, provided certain conditions are met, distribution of earnings and the distribution of loan proceeds. As a result of the sale of shares in Wynn Macau, Limited in October 2009, we have approximately $1.2 billion of cash that is not subject to such restrictions.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

4.1	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (3)

10.1	Registration Rights Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. (3)

10.2	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (3)

10.3	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent. (3)

10.4	Employment agreement, dated May 12, 2010, by and between Worldwide Wynn, LLC and Linda C. Chen. (4)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a—14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 6, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six month periods ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).**

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such fillings.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on April 28, 2010, and incorporated herein by reference.

(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May18, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 6, 2010	By:	/s/ MATT MADDOX

Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)