Form 10-Q
period 2010-09-30
WYNN RESORTS LTD
filed 2010-11-08
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common stock, $0.01 par value	123,946,173

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,922,338	$1,991,830
Receivables, net	141,379	152,879
Inventories	95,344	107,005
Prepaid expenses and other	27,082	31,242

Total current assets	2,186,143	2,282,956
Property and equipment, net	4,976,270	5,062,059
Intangibles, net	41,319	44,659
Deferred financing costs	63,934	62,227
Deposits and other assets	90,169	99,380
Investment in unconsolidated affiliates	4,048	4,102
Deferred income taxes	—	26,386

Total assets	$7,361,883	$7,581,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$130,752	$135,501
Current portion of long-term debt	2,675	2,675
Income taxes payable	1,134	1,176
Accrued interest	45,394	17,520
Accrued compensation and benefits	82,893	69,825
Gaming taxes payable	105,856	100,980
Other accrued expenses	37,531	26,751
Customer deposits	323,783	318,755
Construction retention	10,655	9,546
Deferred income taxes	2,319	42,856

Total current liabilities	742,992	725,585
Long-term debt	3,176,408	3,566,428
Other long-term liabilities	117,012	120,726
Deferred income taxes	23,576	—
Construction retention	—	8,667

Total liabilities	4,059,988	4,421,406

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 136,749,127 and 136,098,410 shares issued; 123,944,173 and 123,293,456 shares outstanding	1,367	1,361
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	4,296,439	4,239,497
Accumulated other comprehensive income	2,900	2,446
Accumulated deficit	(105,441)	(89,559)

Total Wynn Resorts, Limited stockholders’ equity	3,075,858	3,034,338
Noncontrolling interest	226,037	126,025

Total equity	3,301,895	3,160,363

Total liabilities and stockholders’ equity	$7,361,883	$7,581,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Casino	$765,391	$565,072	$2,246,184	$1,615,071
Rooms	101,550	91,181	294,985	284,772
Food and beverage	129,432	109,152	368,596	330,293
Entertainment, retail and other	85,945	71,500	255,808	204,104

Gross revenues	1,082,318	836,905	3,165,573	2,434,240
Less: promotional allowances	(76,369)	(63,834)	(218,063)	(197,958)

Net revenues	1,005,949	773,071	2,947,510	2,236,282

Operating costs and expenses:
Casino	500,303	360,595	1,467,499	1,060,190
Rooms	30,572	28,259	93,363	82,706
Food and beverage	72,221	63,980	206,754	189,702
Entertainment, retail and other	50,062	43,639	147,819	119,682
General and administrative	103,030	88,987	285,699	263,829
Provision for doubtful accounts	859	5,150	14,729	12,979
Pre-opening costs	85	330	9,071	370
Depreciation and amortization	99,341	101,907	305,259	306,106
Property charges and other	17,527	725	22,374	11,272

Total operating costs and expenses	874,000	693,572	2,552,567	2,046,836

Operating income	131,949	79,499	394,943	189,446

Other income (expense):
Interest income	953	407	1,812	1,245
Interest expense, net of capitalized interest	(60,341)	(50,140)	(163,200)	(160,861)
Decrease in swap fair value	(352)	(5,344)	(5,629)	(988)
Gain (loss) on extinguishment of debt/exchange offer	(64,215)	—	(67,367)	22,513
Equity in income (loss) from unconsolidated affiliates	112	(38)	618	(76)
Other	(1,141)	(3)	(446)	208

Other income (expense), net	(124,984)	(55,118)	(234,212)	(137,959)

Income before income taxes	6,965	24,381	160,731	51,487
(Provision) benefit for income taxes	(9,019)	9,829	(16,009)	(25,612)

Net income (loss)	(2,054)	34,210	144,722	25,875
Less: Net income attributable to noncontrolling interests	31,454	—	98,837	—

Net income (loss) attributable to Wynn Resorts, Limited	$(33,508)	$34,210	$45,885	$25,875

Basic and diluted income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(0.27)	$0.28	$0.37	$0.22
Diluted	$(0.27)	$0.28	$0.37	$0.22
Weighted average common shares outstanding:
Basic	122,771	122,200	122,569	119,011
Diluted	122,771	122,610	123,564	119,263
Dividends declared per common share:	$0.25	—	$0.50	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$144,722	$25,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305,259	306,106
Deferred income taxes	15,282	22,291
Stock-based compensation	20,721	18,697
Excess tax benefits from stock-based compensation	(4,986)	(38,616)
Amortization and write-offs of deferred financing costs, and other	19,296	20,674
Loss (gain) on extinguishment of debt/exchange offer	62,608	(22,513)
Provision for doubtful accounts	14,729	12,979
Property charges and other	7,425	11,272
Equity in income of unconsolidated affiliates, net of distributions	54	792
Decrease in swap fair value	5,629	988
Increase (decrease) in cash from changes in:
Receivables, net	(3,260)	(10,040)
Inventories and prepaid expenses and other	14,911	14,801
Accounts payable and accrued expenses	58,743	83,866

Net cash provided by operating activities	661,133	447,172

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(229,577)	(431,182)
Deposits and purchase of other assets	(11,422)	(2,797)
Proceeds from sale of equipment	637	1,022

Net cash used in investing activities	(240,362)	(432,957)

Cash flows from financing activities:
Proceeds from exercise of stock options	31,481	1,762
Excess tax benefits from stock-based compensation	4,986	38,616
Proceeds from issuance of common stock	—	202,145
Dividends Paid	(61,334)	—
Proceeds from issuance of long-term debt	1,676,528	652,780
Principal payments on long-term debt	(2,070,931)	(680,862)
Repurchase of Wynn Las Vegas First Mortgage Notes	—	(50,048)
Payments on long-term land concession obligation	—	(6,069)
Payment of financing costs	(70,572)	(10,557)

Net cash provided by (used in) financing activities	(489,842)	147,767

Effect of exchange rate on cash	(421)	192

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(69,492)	162,174
Balance, beginning of period	1,991,830	1,133,904

Balance, end of period	$1,922,338	$1,296,078

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents total $1.92 billion and $1.99 billion at September 30, 2010 and December 31, 2009, respectively, of which $1.4 billion at both dates was invested in money market funds, U.S. treasuries and time deposits. The Company utilized Level 1 inputs as described in Note 9 to determine fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2010 and December 31, 2009, approximately 76% of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rooms	$12,525	$13,289	$37,987	$41,639
Food and beverage	23,092	21,412	68,205	65,518
Entertainment, retail and other	5,580	3,409	16,019	8,787

Total	$41,197	$38,110	$122,211	$115,944

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. Gaming taxes totaled approximately $331.9 million and $223.2 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, gaming taxes totaled approximately $970.3 million and $642.2 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Advertising costs totaled approximately $4.7 million and $4.2 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, advertising costs totaled approximately $13.7 million and $16.6 million, respectively.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding (used in calculation of basic earnings per share)	122,771	122,200	122,569	119,011
Potential dilution from the assumed exercise of stock options and non-vested stock	—	410	995	252

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	122,771	122,610	123,564	119,263

For the three months ended September 30, 2010, the Company recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for that period. A total of 1,260,000 stock options have been excluded from the calculation of diluted EPS for the three months ended September 30, 2010, because including them would have been anti-dilutive. A total of 391,500 stock options were excluded from the calculation of diluted EPS for the nine months ended September 30, 2010, because including them would have been anti-dilutive and another 877,500 stock options were out-of-the-money for the same period and were also excluded. A total of 1,619,500 and 4,750,500 stock options were out-of-the-money for the three and nine months ended September 30, 2009, respectively, and therefore were excluded from the calculation of diluted EPS.

4. Comprehensive Income (loss)

Total comprehensive income (loss) consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(2,054)	$34,210	$144,722	$25,875
Currency translation adjustment	4,149	—	628	(260)

Total comprehensive income	2,095	34,210	145,350	25,615
Less: Comprehensive income attributable to noncontrolling interests	32,603	—	99,011	—

Comprehensive income (loss) attributable to Wynn Resorts	$(30,508)	$34,210	$46,339	$25,615

As of September 30, 2010 and December 31, 2009, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2010 and 2009 totaled approximately $130.9 million and $139.7 million, respectively. Interest capitalized for the nine months ended September 30, 2010 and 2009, totaled approximately $7.2 million and $7.3 million, respectively.

During the nine months ended September 30, 2010 and 2009, capital expenditures include a decrease of $20 million and $179.1 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Casino	$200,274	$205,330
Hotel	14,944	18,177
Other	33,620	31,453

	248,838	254,960
Less: allowance for doubtful accounts	(107,459)	(102,081)

	$141,379	$152,879

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30,	December 31,
	2010	2009
Land and improvements	$731,764	$704,733
Buildings and improvements	3,731,026	3,215,400
Airplanes	77,421	77,326
Furniture, fixtures and equipment	1,660,638	1,585,495
Leasehold interest in land	85,761	81,521
Construction in progress	16,212	457,594

	6,302,822	6,122,069
Less: accumulated depreciation	(1,326,552)	(1,060,010)

	$4,976,270	$5,062,059

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $0 at September 30, 2010 and $6,852 at December 31, 2009	$—	$1,627,378
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,940 at September 30, 2010 and $10,529 at December 31, 2009	490,060	489,471
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,968 at September 30, 2010	350,042	—
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	—
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	5,120	252,717
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest on LIBOR plus 3%	24,935	—
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	80,446
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	330,605	—
Wynn Macau Senior Term Loan Facilities (as amended June 2007), due June 27, 2014; interest at LIBOR or HIBOR plus 1.75%	552,023	552,292
Wynn Macau Senior Revolving Credit Facility, due June 2012; interest at LIBOR or HIBOR plus 1.75%	—	502,108
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	37,100	38,150
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	24,917	26,541

	3,179,083	3,569,103
Current portion of long-term debt	(2,675)	(2,675)

	$3,176,408	$3,566,428

Wynn Las Vegas First Mortgage Notes

On March 26, 2010, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), each a direct or indirect wholly-owned subsidiary of Wynn Resorts, Limited, commenced an offer to exchange all outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”) of the Issuers, upon the terms and subject to the conditions set forth in an offering memorandum and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). As of April 23, 2010, the expiration date, approximately $352 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. The exchange offer closed on April 28, 2010.

The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities and the Issuers’ 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”). The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes.

The noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash, which totaled approximately $3.5 million. In accordance with accounting standards, this has been included as deferred financing costs and will be amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $4.4 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

On August 4, 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% First Mortgage Notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the U.S. in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933. Wynn Las Vegas, LLC used the net proceeds of the offering along with the proceeds of a $50 million capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that were validly tendered and accepted for payment pursuant to Wynn Las Vegas, LLC’s concurrent offer to purchase and consent solicitation with respect to the 2014 Notes, and to redeem all of the 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to approximately $987 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38, plus a consent payment of $30 for each $1,000 principal amount of 2014 Notes, which totaled $32.7 million. The consent solicitation expired on August 3, 2010 and the tender offer expired on August 18, 2010. In accordance with accounting standards the consideration and consent fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the remaining 2014 Notes. The redemption price was equal to 103.313% of the aggregate principal amount of the 2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010. The total redemption fees paid were $10.9 million. In accordance with accounting standards, the redemption fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2014 Notes totaling $18.4 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Condensed Consolidated Statement of Operations.

The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and existing 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the existing 2020 Notes.

The New 2020 Notes have not been registered under the Securities Act of 1933 or under any state securities laws. Therefore, the issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Wynn Las Vegas Credit Facility

Concurrently with the issuance of the New 2020 Notes, the Company entered into a seventh amendment, dated August 4, 2010, to the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). After giving effect to this amendment, the maturity date with respect to a portion of the revolving credit facility and the term facility was extended to July 2015 and August 2015, respectively, and the interest margin in respect of the extended portion will increase after June 30, 2013. In addition, lenders made incremental term loans of $248.5 million having a maturity date of August 2015. The amendment made certain other changes including eliminating the maximum Consolidated Leverage Ratio and reducing the minimum Consolidated Interest Coverage Ratio to 1:00 to 1 through June 2013.

As of September 30, 2010, the Credit Agreement consisted of a $108.5 million revolving credit facility due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of September 30, 2010, $30.1 million had been borrowed under the Wynn Las Vegas Revolver. The Company also had $19.7 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. The Company has availability of approximately $317.2 million under the Wynn Las Vegas Revolver as of September 30, 2010.

Wynn Macau Senior Revolving Credit Facility

During the nine months ended September 30, 2010, the Company repaid approximately $502 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. As of September 30, 2010, no amounts were outstanding and the Company had approximately $ 1 billion available to borrow under the Wynn Macau Credit Facilities. In September 2011, $37.2 million of the Wynn Macau Senior Term Loan Facility is due. In accordance with accounting standards, this $37.2 million has been classified as long-term debt as of September 30, 2010, because the Company has both the intent and ability to repay such amount with borrowings available under the Wynn Macau Senior Revolving Credit Facility, which is not due until June 2012.

Debt Covenant Compliance

As of September 30, 2010, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the 2014 Notes, the 2017 Notes, the 2020 Notes and the New 2020 Notes at September 30, 2010 and December 31, 2009, was approximately $2.2 billion and $2.1 billion, respectively. The estimated fair value of the 2014 Notes, the 2017 Notes, the 2020 Notes and the New 2020 Notes was approximately $2.3 billion and $2.1 billion at September 30, 2010 and December 31, 2009, respectively. The net book value of the Company’s other debt instruments was approximately $1 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively. The estimated fair value of the Company’s other debt instruments was approximately $960 million and $1.3 billion at September 30, 2010 and December 31, 2009, respectively.

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

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of September 30, 2010, $7.9 million of these interest rate swaps are included in Other accrued expenses and $18.3 million are included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2009, these interest rate swaps are included in other long-term liabilities.

Liability fair value: (amounts in thousands)	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps

September 30, 2010	$10,093	$16,105	$26,198
December 31, 2009	$4,224	$16,345	$20,569

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

10. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2010 and December 31, 2009, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $383,465 and $789,095 respectively.

Villa Suite Lease

On March 17, 2010, Elaine P. Wynn, a director of Wynn Resorts, and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminates December 31, 2010. Pursuant to the terms of the EW Lease, Elaine P. Wynn will pay annual rent equal to $350,000 which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental. The EW Lease superseded the terms of a prior agreement.

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

Home Purchase

In May 2010, the Company entered into a new employment agreement with Linda Chen, who is also a director. The term of the new employment agreement is through February 24, 2020. Under the terms of the new employment agreement, the Company purchased a home in Macau for use by Ms. Chen for approximately $5.4 million, and will expend additional funds to renovate the home and will also provide Ms. Chen the use of an automobile in Macau. Upon the occurrence of certain events set forth below, Ms. Chen shall have the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the “Discount Percentage”). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen’s employment without “cause” or termination of Ms. Chen’s employment for “good reason” following a “change of control” and (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen’s termination for “cause,” Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen’s employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of gaming license), the option will terminate.

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

11. Property Charges and Other

Property charges and other for the three months ended September 30, 2010 and 2009 were $17.5 million and $0.7 million, respectively. Property charges and other for the nine months ended September 30, 2010 and 2009 were $22.4 million and $11.3 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended September 30, 2010, include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas as well as miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the three months ended September 30, 2009, were related to miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the nine months ended September 30, 2010, include the contract termination charge noted above and miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the nine months ended September 30, 2009, include the write-off of $6.8 million of aircraft purchase deposits and miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

12. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock (the “Wynn Macau Limited IPO”). The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $31.5 million and $98.8 million for the three and nine months ended September 30, 2010, respectively.

13. Stockholders Equity

On May 26, 2010, the Company paid a dividend of $0.25 per share to holders of record on May 12, 2010. On August 26, 2010, the Company paid a dividend of $0.25 per share to holders of record on August 12, 2010. For the nine months ended September 30, 2010, $61.8 million was recorded as a distribution against retained earnings. Of this amount approximately $0.4 million was recorded as a liability which will be paid to holders of nonvested stock upon the vesting of that stock.

14. Share-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Casino	$2,334	$2,295	$7,316	$6,257
Rooms	109	136	375	406
Food and beverage	51	55	233	289
Entertainment, retail and other	34	36	103	122
General and administrative	4,227	4,381	12,694	11,623

Total stock-based compensation expense	6,755	6,903	20,721	18,697
Total stock-based compensation capitalized	146	147	438	439

Total stock-based compensation costs	$6,901	$7,050	$21,159	$19,136

15. Commitments and Contingencies

Wynn Macau

Cotai Development. The Company has applied to the government of Macau for a land concession on approximately 52 aces of land on Cotai and is awaiting final government approval on the concession. The Company continues to work on the concept and design of this property, but cannot prepare a final timeline or budget until government approval of the land concession has been received.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights in and to any future development on the 52 acres of land in the Cotai area of Macau. The payment will be made within 15 days after the Government of the Macau Special Administrative Region of the People’s Republic of China publishes the Company’s rights to the land in the government’s official gazette.

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

Litigation

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with Judicial Arbitration and Mediation Services regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 (the “Agreement”) whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the District Court, Clark County, Nevada, on May 10, 2010. APC removed the action to the United States District Court, District of Nevada. Management believes that APC’s claim against the Company is without merit and intends to defend this matter vigorously.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of September 30, 2010, the Company had not recorded a receivable related to this matter.

16. Income Taxes

During the nine months ended September 30, 2010, the Company recorded a tax expense of $16.0 million. The Company’s provision for income taxes is primarily comprised of increases in the Company’s foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from the Company’s U.S. operations. As of June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to this amount as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. Prior to this change, the Company’s earnings attributable to periods after September 2009 were considered permanently reinvested abroad. The decrease in the Company’s current deferred tax liability is primarily attributable to the repatriation of approximately $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently reinvested. During the nine months ended September 30, 2010, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $5.5 million.

Effective September 6, 2006, Wynn Resorts (Macau) S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of approximately $41.3 million in such taxes during the nine months ended September 30, 2010. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement. On October 21, 2010, Wynn Resorts (Macau) S.A. applied for an additional 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Since additional 5-year exemptions have been given to other Macau gaming concession holders, Wynn Resorts (Macau) S.A. anticipates that this additional 5-year exemption will be approved.

During June 2010, the Macau Finance Bureau commenced an examination of the 2006 and 2007 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

As of September 30, 2010, the Company determined that it will likely reach agreement with the Internal Revenue Service with respect to the examination of its 2004 and 2005 U.S. income tax returns within the next 12 months. The issues under examination in these years are temporary differences and relate to the deduction of certain costs incurred during the development and construction of Wynn Las Vegas and the appropriate tax depreciation recovery period applicable to certain assets. Upon the settlement of these issues, the Company’s unrecognized tax benefits could decrease by $70 million to $100 million. The resolution of the 2004 and 2005 examination is not expected to result in any significant cash payment but rather the utilization of a portion of the Company’s foreign tax credit carryforward.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas, including Encore at Wynn Las Vegas, and Wynn Macau, including Encore at Wynn Macau. The Company’s total assets by segment are as follows (amounts in thousands):

	September 30, 2010	December 31, 2009
Total assets
Wynn Las Vegas (including Encore)	$4,142,660	$4,254,324
Wynn Macau (including Encore)	1,859,074	1,990,273
Corporate and other assets	1,360,149	1,337,172

Total consolidated assets	$7,361,883	$7,581,769

The Company’s segment information on its results of operations are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues
Wynn Las Vegas, including Encore	$334,524	324,550	$971,026	$928,640
Wynn Macau, including Encore for 2010	671,425	448,521	1,976,484	1,307,642

Total Net Revenues	$1,005,949	$773,071	$2,947,510	$2,236,282

Adjusted Property EBITDA (1)
Wynn Las Vegas, including Encore	$76,521	$70,042	$201,952	$189,399
Wynn Macau, including Encore for 2010	198,008	128,174	595,846	359,990

Total	274,529	198,216	797,798	549,389

Other operating costs and expenses
Pre-opening costs	85	330	9,071	370
Depreciation and amortization	99,341	101,907	305,259	306,106
Property charges and other	17,527	725	22,374	11,272
Corporate expenses and other	25,515	15,793	65,533	42,271
Equity in income (loss) from unconsolidated affiliates	112	(38)	618	(76)

Total	142,580	118,717	402,855	359,943

Operating income	131,949	79,499	394,943	189,446

Non-operating costs and Expenses
Interest income	953	407	1,812	1,245
Interest expense, net of amounts capitalized	(60,341)	(50,140)	(163,200)	(160,861)
Decrease in swap fair value	(352)	(5,344)	(5,629)	(988)
Gain(loss) on extinguishment of debt/exchange offer	(64,215)	—	(67,367)	22,513
Equity in income (loss) from unconsolidated affiliates	112	(38)	618	(76)
Other	(1,141)	(3)	(446)	208

Total	(124,984)	(55,118)	(234,212)	(137,959)

Income before income taxes	6,965	24,381	160,731	51,487
(Provision) benefit for income taxes	(9,019)	9,829	(16,009)	(25,612)

Net income (loss)	$(2,054)	$34,210	$144,722	$25,875

(1)	“Adjusted property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Subsequent Events

On November 2, 2010, the Wynn Macau, Limited Board of Directors approved a HK$0.76 per share dividend. The total dividend amount was approximately $510 million and the Company’s share of this dividend was approximately $369 million. The Wynn Macau, Limited Board of Directors also will consider paying recurring dividends with a target yield of 1%-3% annually after a review of the then current financial results during each year and having regard to the terms of the financing documents that Wynn Macau, Limited is party to. The Wynn Macau, Limited Board of Directors has determined that a target dividend yield of 1-3% annually, will allow Wynn Macau, Limited to maintain ample liquidity to achieve its Cotai growth strategy.

On November 2, 2010, the Board of Directors of the Company declared a cash dividend of $8 per share, payable on December 7, 2010 to stockholders of record as of November 23, 2010.

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

Our Resorts

The following table sets forth information about our operations as of October 2010:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas	4,750	186,000	220	2,540
Macau	1,014	256,000	460	1,130

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

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million and is expected to be completed early in the second quarter of 2011. As a part of this project, we are temporarily removing floors from service which reduces our total number of rooms available during the construction period.

Macau Operations

We opened Wynn Macau on September 6, 2006 and completed expansions of this resort in December 2007 and November 2009. We operate under a 20-year casino concession agreement granted by the Macau government in June 2002.

Wynn Macau features:

•	an approximately 222,000 square foot casino offering 24-hour gaming and a full range of games, including private gaming salons;

•	luxury hotel accommodations in 600 rooms and suites;

•	casual and fine dining in six restaurants;

•

approximately 48,000 square feet of high-end, brand-name retail shopping, featuring stores and boutiques by Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

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

In response to evaluations of our Macau Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

The Company has applied to the government of Macau for a land concession on approximately 52 aces of land on Cotai and is awaiting final government approval on the concession. We continue work on the concept and design of this property, but cannot prepare a final timeline or budget until government approval of the land concession has been received.

Current Economic and Operating Environment

Due to a number of factors affecting the U.S., including a slowdown in global economies, high unemployment and reduced consumer spending, the outlook for Las Vegas continues to remain highly uncertain. This slow down began in 2008 and has continued throughout 2009 and into the first nine months of 2010. Based on our experience over this past year and current market conditions, we believe that our Las Vegas Operations will continue to experience lower than historical room rates, casino volumes and departmental profitability. Significant new supply in Las Vegas has and will continue to put additional pressure on occupancy and room rates during 2010.

Results of Operations

Our operating results in Macau were strong during the first nine months of 2010; however we believe that our results in Las Vegas for the nine months ended September 30, 2010, continued to be adversely impacted by changes in consumer spending, especially in the U.S. Reduced levels of consumer spending and increased hotel supply in the market have and may continue to adversely impact our financial results in Las Vegas. Also, our results for the three and nine months ended September 30, 2010 for Wynn Macau include the operations of Encore at Wynn Macau which opened on April 21, 2010.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues
Las Vegas	$334,524	$324,550	$971,026	$928,640
Macau	671,425	448,521	1,976,484	1,307,642

Total net revenues	$1,005,949	$773,071	$2,947,510	$2,236,282

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

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games between the two casinos. Each type of table game has its own theoretical win percentage. The life to date table games win percentage for our Las Vegas Operations is 21.9% whereas the life to date table games win percentage for the general casino at our Macau Operations is 20.4%.

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

Financial results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues

Net revenues for the three months ended September 30, 2010 are comprised of $765.4 million in casino revenues (76.1% of total net revenues) and $240.5 million of net non-casino revenues (23.9% of total net revenues). Net revenues for the three months ended September 30, 2009 were comprised of $565.1 million in casino revenues (73.1% of total net revenues) and $208 million of net non-casino revenues (26.9% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2010 of approximately $765.4 million represents a $200.3 million (or 35.5%) increase from casino revenues of $565.1 million for the three months ended September 30, 2009.

Our Las Vegas Operations experienced a $5.6 million decrease in casino revenues compared to the prior year quarter. Our average table games win percentage (before discounts) decreased from 23.7% in the prior year quarter to 22.8% during the three months ended September 30, 2010, both of which were within the expected range of 21% to 24%. We experienced a 5.2% increase in table games drop in Las Vegas compared to the prior year quarter. Slot handle at our Las Vegas Operations decreased 18.8% compared to the prior year quarter; however slot win only decreased 3.4% as more play shifted to higher hold machines.

Casino revenues at Wynn Macau, including Encore at Wynn Macau which opened on April 21, 2010, increased $205.9 million during the three months ended September 30, 2010, compared to the prior year quarter. We experienced a 55.2% increase in the VIP revenue segment due to a 53.9% increase in turnover. Our win as a percent of turnover was 2.88%, which is within the expected range of 2.7% to 3.0%, and compares to 2.84% in the prior year quarter. In November 2009 we added two new private gaming salons with 29 VIP tables and on April 21, 2010 we added 37 VIP tables with the opening of Encore, which helped drive some of the growth in our VIP segment during the three months ended September 30, 2010 compared to the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino drop increased 20.6% when compared to the prior year quarter and the average table games win percentage was 22.8%, which is above the expected range of 19% to 21%. The average table games win percentage for the three months ended September 30, 2009 was 20.8%. Slot handle at Wynn Macau increased 49% compared to the prior year quarter primarily due to the opening of Encore at Wynn Macau, while slot win increased 54.9%.

For the three months ended September 30, 2010, room revenues were approximately $101.6 million, an increase of $10.4 million compared to room revenue of $91.2 million for the three months ended September 30, 2009. Room revenue at our Las Vegas Operations decreased approximately $1.3 million compared to the prior year quarter. In Las Vegas, our occupancy percentage increased from the prior year, and room rates were flat. However, due to our remodel of the rooms at Wynn Las Vegas, we had approximately 6.2% fewer room nights available during the quarter which resulted in a decrease in room revenues compared to the 2009 quarter. This room remodel is expected to be completed in second quarter of 2011. We believe that room occupancy and rate remain at depressed levels due to the current economic conditions in which we operate in the U.S. and increased capacity in the Las Vegas market with the opening of a new large scale casino hotel in December 2009. Room revenue at our Macau Operations increased approximately $11.7 million due to the 414 additional suites added with Encore at Wynn Macau and an increase in room rates compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended September 30,
	2010	2009
Average Daily Rate
Las Vegas	$210	$210
Macau	287	263
Occupancy
Las Vegas	87.8%	83.9%
Macau	87.6%	89.2%
REVPAR
Las Vegas	$184	$176
Macau	251	235

Other non-casino revenues for the three months ended September 30, 2010 included food and beverage revenues of approximately $129.4 million, retail revenues of approximately $52.3 million, entertainment revenues of approximately $18.1 million, and other revenues from outlets such as the spa and salon, of approximately $15.5 million. Other non-gaming revenues for the three months ended September 30, 2009 included food and beverage revenues of approximately $109.2 million, retail revenues of approximately $39.7 million, entertainment revenues of approximately $16.6 million, and other revenues from outlets, including the spa and salon, of approximately $15.2 million. Food and beverage revenues at our Las Vegas Operations increased approximately $15 million while our Macau Operations increased $5.3 million, as compared to the prior year quarter. The increase in our Las Vegas Operations is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Our retail revenues in Macau increased $12.9 million, offset by a decrease of $0.3 million in Las Vegas. The increase in our Macau Operations is due primarily to increased sales at several outlets, the opening of Wynn and Co. Watches and Jewelry in November 2009, which sells Cartier and Jaeger Le Coultre products and new outlets at Encore at Wynn Macau including Chanel, Piaget and Cartier. Entertainment revenues increased over the prior year quarter primarily due to performances by Garth Brooks in the Encore Theater which commenced in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the three months ended September 30, 2010, departmental expenses included casino expenses of $500.3 million, room expenses of $30.6 million, food and beverage expenses of $72.2 million, and entertainment, retail and other expenses of $50.1 million. Also included are general and administrative expenses of approximately $103 million and approximately $0.9 million charged as a provision for doubtful accounts receivable. During the three months ended September 30, 2009, departmental expenses included casino expenses of $360.6 million, room expenses of $28.3 million, food and beverage expenses of $64 million, and entertainment, retail and other expenses of $43.6 million. Also included are general and administrative expenses of approximately $89 million and approximately $5.2 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the three months ended September 30, 2010 due to an increase in casino revenues especially at our Macau Operations where we incur a gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement. Room expenses increased during the three months ended September 30, 2010, compared to the prior year quarter, primarily due to increased marketing and promotional costs in Las Vegas and the opening of Encore at Wynn Macau in April 2010. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expense increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas and increased retail sales at our Macau Operations as noted above. General and administrative expenses increased primarily due to general volume increases, higher bonus accruals and corporate development activities. Our provision for doubtful accounts receivable decreased during the three months ended September 30, 2010, compared to the prior year’s quarter. This decrease is primarily due to strong collections during the quarter ended September 30, 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2010 was $99.3 million compared to $101.9 million for the three months ended September 30, 2009. This decrease is due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset in part by the depreciation of the assets of Encore at Wynn Macau which were placed into service in April 2010, and the assets of the Encore Beach Club which were placed into service in May 2010.

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

Property charges and other

Property charges and other for the three months ended September 30, 2010, were $17.5 million compared to $0.7 million for the three months ended September 30, 2009. Property charges and other for the three months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas. The remaining charges were related to miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the three months ended September 30, 2009 related to miscellaneous renovations, abandonments and loss on sale of equipment at our resorts.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements to our resorts.

Other non-operating costs and expenses

Interest income was $1 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively. During 2010 and 2009, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments include primarily money market funds, U.S. Treasury Bills and time deposits with a purchase maturity of three months or less.

Interest expense was $60.3 million for the three months ended September 30, 2010, compared to $50.1 million, net of capitalized interest of $2.6 million, for the three months ended September 30, 2009. There was no capitalized interest during the three months ended September 30, 2010. Our interest expense increased primarily due to the Wynn Las Vegas $500 million 7 7/8% First Mortgage Notes issued in October 2009, the increased rate on our remaining Wynn Las Vegas First Mortgage Notes as previously discussed and a decrease in capitalized interest, offset by the reduction in amounts outstanding under the Wynn Las Vegas and Wynn Macau revolvers compared to the prior year quarter.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $0.4 million for the three months ended September 30, 2010 resulting from the decrease in the fair value of our interest rate swaps from June 30, 2010 to September 30, 2010. During the three months ended September 30, 2009 we recorded an expense of $5.3 million resulting from the decrease in the fair value of interest rate swaps between June 30, 2009 and September 30, 2009. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we completed a tender offer for the outstanding 6 5/8% First Mortgage Notes due 2014 (the “2014 Notes”) and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $ 63 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

Also, as described in Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q we completed an exchange offer for a portion of our 2014 Notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $1.2 million were expensed.

Income Taxes

During the three months ended September 30, 2010, we recorded a tax expense of $9.0 million. Our provision for income taxes is primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. During the three months ended September 30, 2010, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $3.6 million.

Effective September 6, 2006, Wynn Resorts (Macau) S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $13.2 million in such taxes for the three months ended September 30, 2010. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with its concession agreement. On October 21, 2010, Wynn Resorts (Macau) S.A. applied for an additional 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Since additional 5-year exemptions have been given to other Macau gaming concession holders, Wynn Resorts (Macau) S.A. anticipates that this additional 5-year exemption will be approved.

As of September 30, 2010, we determined that we will likely reach agreement with the Internal Revenue Service with respect to the examination of our 2004 and 2005 U.S. income tax returns within the next 12 months. The issues under examination in these years are temporary differences and relate to the deduction of certain costs incurred during the development and construction of Wynn Las Vegas and the appropriate tax depreciation recovery period applicable to certain assets. Upon the settlement of these issues, our unrecognized tax benefits could decrease by $70 million to $100 million. The resolution of the 2004 and 2005 examination is not expected to result in any significant cash payment but rather the utilization of a portion of our foreign tax credit carryforward.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. The $31.5 million represents the noncontrolling interests share of net income for the three months ended September 30, 2010.

Financial results for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenues

Net revenues for the nine months ended September 30, 2010 are comprised of $2,246.2 million in casino revenues (76.2% of total net revenues) and $701.3 million of net non-casino revenues (23.8% of total net revenues). Net revenues for the nine months ended September 30, 2009 were comprised of $1,615.1 million in casino revenues (72.2% of total net revenues) and $621.2 million of net non-casino revenues (27.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the nine months ended September 30, 2010 of approximately $2,246.2 million represents a $631.1 million (or 39.1%) increase from casino revenues of $1,615.1 million for the nine months ended September 30, 2009.

Our Las Vegas Operations experienced a $9.3 million increase in casino revenues compared to the prior year due to a 3.6% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the nine months ended September 30, 2010 was 22.1% which was within the expected range of 21% to 24% and compares to 20.7% for the prior year. Slot handle at our Las Vegas Operations decreased 21.9% compared to the prior year; however slot win decreased only 9.8% as more play shifted to higher hold machines.

Casino revenues at Wynn Macau, including Encore at Wynn Macau which opened on April 21, 2010, increased $621.8 million during the nine months ended September 30, 2010, compared to the prior year. We experienced a 69.3% increase in the VIP revenue segment due to a 70% increase in turnover. Our win as a percent of turnover was 2.94%, which is at the higher end of the expected range of 2.7% to 3.0%, and compares to 2.98% in the prior year. In November 2009 we added two new private gaming salons with 29 VIP tables and on April 21, 2010 we added 37 VIP tables with the opening of Encore, which helped drive some of the growth in our VIP segment during the nine months ended September 30, 2010 compared to the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino, drop increased 13.2% when compared to the prior year and the average table games win percentage was 22.6%, which is above the expected range of 19% to 21%. The average table game win percentage for the nine months ended September 30, 2009 was 21.5%. Slot handle increased 19.4% compared to the prior year primarily due to the opening of Encore at Wynn Macau and slot win increased 19.9%.

For the nine months ended September 30, 2010, room revenues were approximately $295 million, an increase of $10.2 million compared to prior year room revenue of $284.8 million. Room revenue at our Las Vegas Operations decreased approximately $11.4 million compared to the prior year. In Las Vegas, we continued to experience a decrease in room rates during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. In addition, in July 2010, we commenced a project to remodel all of the rooms at Wynn Las Vegas. Accordingly, we had 2.1% fewer rooms nights available during the nine months ended September 30, 2010 which had a negative impact on our room revenues in Las Vegas. This room remodel is expected to be completed in the second quarter of 2011. Room revenue at our Macau Operations increased approximately $21.6 million due to the 414 additional suites added with Encore at Wynn Macau and an increase in room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Nine Months Ended September 30,
	2010	2009
Average Daily Rate
Las Vegas	$203	$217
Macau	286	265
Occupancy
Las Vegas	90.0%	86.6%
Macau	86.0%	86.4%
REVPAR
Las Vegas	$183	$188
Macau	246	229

Other non-casino revenues for the nine months ended September 30, 2010 included food and beverage revenues of approximately $368.6 million, retail revenues of approximately $153.5 million, entertainment revenues of approximately $51.9 million, and other revenues from outlets such as the spa and salon, of approximately $50.4 million. Other non-casino revenues for the nine months ended September 30, 2009 included food and beverage revenues of approximately $330.3 million, retail revenues of approximately $114.5 million, entertainment revenues of approximately $41.6 million, and other revenues from outlets, including the spa and salon, of approximately $48 million. Food and beverage revenues at our Las Vegas Operations increased approximately $25.5 million, while our Macau Operations increased $12.8 million, as compared to the prior year. The increase in Las Vegas is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. Retail revenues at our Macau Operations increased $40.7 million, offset by a decrease of $1.7 million in Las Vegas. The increase in Macau is due primarily to increased sales at several outlets, the opening of Wynn and Co. Watches and Jewelry in November 2009, which sells Cartier and Jaeger Le Coultre products and new outlets at Encore at Wynn Macau including Chanel, Piaget and Cartier. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater which commenced in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the nine months ended September 30, 2010, departmental expenses included casino expenses of $1,467.5 million, room expenses of $93.4 million, food and beverage expenses of $206.8 million, and entertainment, retail and other expenses of $147.8 million. Also included are general and administrative expenses of approximately $285.7 million and approximately $14.7 million charged as a provision for doubtful accounts receivable. During the nine months ended September 30, 2009, departmental expenses included casino expenses of $1,060.2 million, room expenses of $82.7 million, food and beverage expenses of $189.7 million, and entertainment, retail and other expenses of $119.7 million. Also included are general and administrative expenses of approximately $263.8 million and approximately $13 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the nine months ended September 30, 2010 due to an increase in casino revenues especially at our Macau Operations where we incur a gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement. Room expenses increased during the nine months ended September 30, 2010, compared to the prior year, primarily due to increased customer acquisition and marketing costs and the opening of Encore at Wynn Macau in April 2010. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expense increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas and increased retail sales in Macau as noted above. General and administrative expenses increased primarily due to general volume increases, real estate taxes, and higher spending associated with corporate development activities.

Pre-opening costs

During the nine months ended September 30, 2010, we incurred $9.1 million of pre-opening costs. We incurred minimal preopening costs during the nine months ended September 30, 2009. Pre-opening costs incurred during the nine months ended September 30, 2010, primarily related to Encore at Wynn Macau which opened on April 21, 2010 and the Encore Beach Club which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2010 was $305.3 million compared to $306.1 million for the nine months ended September 30, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset by depreciation of the assets of Encore at Wynn Macau which were placed in to service in April 2010 and the assets of the Encore Beach Club which were placed in to service in May 2010.

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

Property charges and other

Property charges and other for the nine months ended September 30, 2010, were $22.4 million compared to approximately $11.3 million for the nine months ended September 30, 2009. Property charges and other for the nine months ended September 30, 2010 include the contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas and miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the nine months ended September 30, 2009, include the write-off of $6.8 million of aircraft purchase deposits and miscellaneous renovations, abandonments and loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $1.8 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. During 2010 and 2009, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments include primarily money market funds, U.S. Treasury Bills and time deposits with a purchase maturity of three months or less.

Interest expense was $163.2 million, net of capitalized interest of $7.2 million, for the nine months ended September 30, 2010, compared to $160.9 million, net of capitalized interest of $7.3 million, for the nine months ended September 30, 2009. Our interest expense increased primarily due to the Wynn Las Vegas $500 million 7 7/8% First Mortgage Notes issued in October 2009 and the increased rate on our remaining Wynn Las Vegas First Mortgage Notes as previously discussed, offset by the payoff of the Wynn Resorts term loan in June 2009 and reduction in amounts outstanding under the Wynn Las Vegas and Wynn Macau revolvers compared to the prior year.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded an expense of approximately $5.6 million for the nine months ended September 30, 2010 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2009 to September 30, 2010. During the nine months ended September 30, 2009 we recorded an expense of $1 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2008 and September 30, 2009. For further information on our interest rate swaps, see Item 3—“Quantitative and Qualitative Disclosures about Market Risk.”

We completed an exchange offer for a portion of the 2014 Notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $4.4 million were expensed. Also, in connection with our July 2010 tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed, we recorded a loss on extinguishment of debt of $ 63 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount. These transactions are described in more detail in Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility at a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, we purchased $65.8 million face amount of the 2014 Notes through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs. We participated in the April 2010 tender offer noted above with respect to $35.8 million of these notes and accordingly, as of September 30, 2010, Wynn Resorts holds $30 million of this debt which has not been contributed to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes these notes were treated as having been extinguished by Wynn Resorts.

Income Taxes

During the nine months ended September 30, 2010, we recorded a tax expense of $16.0 million. Our provision for income taxes is primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. As of June 30, 2010, we no longer consider our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to this amount as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. Prior to this change, our earnings attributable to periods after September 2009, were considered permanently reinvested abroad. The decrease in our current deferred tax liability is primarily attributable to the repatriation of approximately $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently reinvested. During the nine months ended September 30, 2010, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $5.5 million.

Effective September 6, 2006, Wynn Resorts (Macau) S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $41.3 million in such taxes for the nine months ended September 30, 2010. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with its concession agreement. On October 21, 2010, Wynn Resorts (Macau) S.A. applied for an additional 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Since additional 5-year exemptions have been given to other Macau gaming concession holders, Wynn Resorts (Macau) S.A. anticipates that this additional 5-year exemption will be approved.

During the nine months ended September 30, 2010, the Macau Finance Bureau commenced an examination of the 2006 and 2007 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

As of September 30, 2010, we determined that we will likely reach agreement with the Internal Revenue Service with respect to the examination of our 2004 and 2005 U.S. income tax returns within the next 12 months. The issues under examination in these years are temporary differences and relate to the deduction of certain costs incurred during the development and construction of Wynn Las Vegas and the appropriate tax depreciation recovery period applicable to certain assets. Upon the settlement of these issues, our unrecognized tax benefits could decrease by $70 million to $100 million. The resolution of the 2004 and 2005 examination is not expected to result in any significant cash payment but rather the utilization of a portion of our foreign tax credit carryforward.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. The $98.8 million represents the noncontrolling interests share of net income for the nine months ended September 30, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Las Vegas	$76,521	$70,042	$201,952	$189,399
Macau	198,008	128,174	595,846	359,990

Total Adjusted Property EBITDA	$274,529	$198,216	$797,798	$549,389

During the past several quarters we have experienced economic disparity between our domestic (Las Vegas) and our foreign (Macau) operations. Adjusted property EBITDA has grown significantly at our Macau Operations, while we have experienced only modest growth in Las Vegas. This disparity is a direct result of areas of economic weakness and expansion of supply in the United States. Demand in Las Vegas has stabilized during the year, while demand in Macau has steadily increased. During 2010, the gaming and hotel markets in Las Vegas continued to experience very little growth in visitation and Las Vegas Strip gaming revenue, as well as continued declines in average daily room rates, all as compared to the prior year. While our customers in the United States have greatly reduced their spending levels due to weakness in the overall economy, increases in unemployment and weak consumer confidence, our customer base and market in Macau has not been impacted by such economic factors and continues to grow.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of operating income generated by our Las Vegas and Macau resorts (excluding depreciation and other non-cash charges), interest paid and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our U.S. table games revenue is attributable to the play of a limited number of high-end international customers who gamble on credit. Our ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivable.

Net cash provided by operations for the nine months ended September 30, 2010 was $661.1 million compared to $447.2 million for the nine months ended September 30, 2009. This increase is primarily due to the increase in operating income as a result of increased casino, food and beverage and entertainment, retail and other department profitability especially from our Macau Operations as described above. Offsetting these improvements is a negative impact from ordinary working capital changes and preopening costs related to Encore at Wynn Macau.

Capital Resources

We require a certain amount of cash on hand for operations. At September 30, 2010, we had approximately $1.92 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Approximately $1.25 billion of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of September 30, 2010, we had approximately $317.2 million available to draw under our Wynn Las Vegas credit facilities and approximately $1 billion available to draw under our Wynn Macau credit facilities. Except for scheduled quarterly payments on two notes payable totaling $0.9 million, we have no debt maturities in 2010. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2010.

Cash and cash equivalents include investments in U.S. Treasury Bills, money market funds and bank time deposits, all with purchase maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $229.6 million for the nine months ended September 30, 2010, and related primarily to the construction of Encore at Wynn Macau, the Beach Club at Encore at Wynn Las Vegas, and the Wynn Las Vegas room remodel.

Encore at Wynn Macau opened on April 21, 2010. Total development and construction costs were approximately $550 million. As of September 30, 2010, we have paid approximately $536 million of project costs related to the development and construction of Encore at Wynn Macau.

Financing Activities

Las Vegas Operations

As of September 30, 2010, our Wynn Las Vegas Amended and Restated Credit Agreement consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of September 30, 2010, the Wynn Las Vegas Term Loan was fully drawn and we had borrowed $30.1 million under the Wynn Las Vegas Revolver. We also had $19.7 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $317.2 million under the Wynn Las Vegas Revolver as of September 30, 2010.

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 7 7/8% First Mortgage Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

In March 2010, Wynn Las Vegas commenced an offer to exchange all of the outstanding 2014 Notes for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”). Approximately $352 million of the 2014 Notes were validly tendered for exchange to the 2020 Notes. For a description of this transaction see Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In August 2010, Wynn Las Vegas issued $1.32 billion of 7 3/4% First Mortgage Notes due 2020 (the “New 2020 Notes”), the proceeds of which were used to tender for and redeem all of its 2014 Notes. Concurrently with the issuance of the New 2020 Notes, Wynn Las Vegas amended its credit facilities to extend the maturity date and include incremental term loans. For a description of this transaction see Note 8 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Macau Operations

As of September 30, 2010, our Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the nine months ended September 30, 2010, we repaid approximately $502 million of borrowings under the Wynn Macau Revolver. As of September 30, 2010, the Wynn Macau Term Loan was fully drawn and we had no amounts outstanding under the Wynn Macau Revolver. We have approximately $1 billion of availability under the Wynn Macau Revolver as of September 30, 2010.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loans is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin which was 1.75%. Commencing in the third quarter of 2010, the Wynn Macau Credit Facilities are subject to a margin of 1.25% to 2.00% depending on Wynn Macau’s leverage ratio at the end of each quarter.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

Dividend

On May 26, 2010, we paid a dividend of $0.25 per share, totaling $ 30.9 million, to holders of record on May 12, 2010. On August 26, 2010, we paid a dividend of $0.25 per share, totaling $ 30.9 million, to holders of record on August 12, 2010.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for straight forward interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2010, we had outstanding letters of credit totaling $19.7 million.

Contractual Obligations and Commitments

Other than the paydown of approximately $502 million under our Wynn Macau Revolver, the April 2010 exchange offer at Wynn Las Vegas, the extinguishment of the 2014 Notes and the issuance of the New 2020 Notes described in Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the 2017 Notes, the 2020 Notes and the New 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facility contains similar restrictions. While the Wynn Macau Credit Facilities also contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

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

On a continuing basis, we and our subsidiaries will evaluate, depending on market conditions, purchasing, selling, refinancing, exchanging, tendering for or retiring certain of our outstanding debt in privately negotiated transactions, open market transactions, or by other direct or indirect means.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change to these policies for the nine months ended September 30, 2010.

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

Wynn Las Vegas

As of September 30, 2010, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Revolver. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Revolver in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Revolver at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Condensed Consolidated Statements of Operations as this swap does not qualify for hedge accounting.

Wynn Macau

As of September 30, 2010, we had three interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $153.8 million of the current U.S. dollar borrowings under the Wynn Macau Term Loan at approximately 5.382%. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK$991.6 million (approximately U.S. $127.9 million) incurred under the Wynn Macau Term Loan in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on approximately $127.9 million of the current Hong Kong dollar borrowings under the Wynn Macau Term Loan at approximately 5.14%. Both of these interest rate swap agreements mature in August 2011. We entered into a third interest rate swap agreement on August 17, 2009, with an effective date of November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Revolving Credit Facility. Under this swap agreement, we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S. $300 million) incurred under the Wynn Macau Revolver in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S. $300 million) of borrowings under the Wynn Macau Revolver at approximately 3.9%. This interest rate swap agreement matures in June 2012. Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of September 30, 2010 and December 31, 2009 (all amounts in thousands):

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
	(amounts in thousands)
September 30, 2010	$10,093	$16,105	$26,198
December 31, 2009	$4,224	$16,345	$20,569

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

Interest Rate Sensitivity

As of September 30, 2010, approximately 94% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of September 30, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by approximately $1.9 million.

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

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes to those risk factors during the nine months ended September 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program beginning in 2010. On April 28, 2010, our Board of Directors declared a dividend of $0.25 per share, which was paid on May 26, 2010 to stockholders of record as of May 12, 2010. On July 29, 2010, our Board of Directors declared a dividend of $0.25 per share, paid on August 26, 2010 to stockholders of record as of August 12, 2010. On November 2, 2010, our Board of Directors declared a dividend of $8 per share, payable on December 7, 2010 to stockholders of record as of November 23, 2010.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indenture governing the 2017 Notes, the 2020 Notes and the New 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facility contains similar restrictions. While the Wynn Macau Credit Facilities also contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

4.1	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

4.2	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

10.1	2002 Stock Incentive Plan as Amended and Restated effective May 12, 2010. (4)

10.2	Registration Rights Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors, Deutsche Bank Securities Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, RBS Securities Inc. and UBS Securities LLC. (3)

10.3	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d—14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d—14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine month periods ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).**

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such fillings.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on August 5, 2010, and incorporated herein by reference.

(4)	Previously filed with the Registration Statement on Form S-8 filed by the Registrant on July 27, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 5, 2010	By:	/s/ MATT MADDOX

Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)