Form 10-K
period 2010-12-31
WYNN RESORTS LTD
filed 2011-03-01
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2010 was approximately $5.8 billion.

As of February 15, 2011, 124,620,408 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Wynn Resorts, Limited, a Nevada corporation, was formed in June 2002, is led by Chairman and Chief Executive Officer, Stephen A. Wynn, and is a leading developer, owner and operator of destination casino resorts. We own and operate two destination casino resorts. In Las Vegas, Nevada, we own and operate “Wynn Las Vegas,” on the “Strip” and “Encore at Wynn Las Vegas” which is located adjacent to Wynn Las Vegas. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”) we own and operate “Wynn Macau” and “Encore at Wynn Macau.” We present our results based on the following two segments: Wynn Las Vegas (which includes Encore at Wynn Las Vegas) and Wynn Macau (which includes Encore at Wynn Macau). For more information on the financial results for our segments, see Item 8 “Financial Statements”, Note 17 “Segment Information.”

Unless the context otherwise requires, all references herein to “Wynn Resorts,” the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited and its consolidated subsidiaries.

Wynn Resorts files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission (“SEC”). Any document Wynn Resorts files may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

Our Resorts

Wynn Las Vegas

Wynn Las Vegas opened on April 28, 2005. We believe that our resort offers exceptional accommodations, amenities and service with 2,716 rooms and suites, including 36 fairway villas and 6 private-entry villas for our premium guests. For the fifth year in a row, The Tower Suites at Wynn Las Vegas has received both the Forbes five-star and AAA five-diamond distinctions for 2011. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the third year in a row. The Spa at Wynn Las Vegas and the Spa at Encore are two of the only three spas in Las Vegas to be recognized with the Forbes five-star award.

The approximately 110,000 square foot casino features 147 table games, a baccarat salon, private VIP gaming rooms, a poker room, 1,842 slot machines, and a race and sports book. The resort’s 22 food and beverage outlets feature five fine dining restaurants, including restaurants helmed by award winning chefs. Wynn Las Vegas also offers two nightclubs, a spa and salon, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 223,000 square feet of meeting space and an approximately 74,000 square foot retail promenade featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Louis Vuitton, Manolo Blahnik, Oscar de la Renta and Vertu. Wynn Las Vegas also has a showroom which features “Le Rêve,” a water-based theatrical production. We believe that the unique experience of Wynn Las Vegas drives the significant visitation experienced since opening.

Encore at Wynn Las Vegas

Encore at Wynn Las Vegas opened on December 22, 2008. This resort is located immediately adjacent to and is connected to Wynn Las Vegas and features a 2,034 all-suite hotel as well as an approximately 76,000 square foot casino with 95 table games, a sky casino, a baccarat salon, private VIP gaming rooms and 778 slot machines. For the second year in a row, The Encore Tower Suites has received both the Forbes five-star and AAA five-diamond awards for 2011. The Spa at Encore also earned five-star recognition from Forbes. The resort’s 13 food and beverage outlets include five restaurants, many of which feature award winning chefs. Encore at Wynn Las Vegas also offers a beach club, two nightclubs, a spa and salon, approximately 60,000 square feet of meeting space and approximately 27,000 square feet of upscale retail outlets featuring boutiques from Hermes, Chanel and others. Encore at Wynn Las Vegas also has a showroom which features Garth Brooks and other headliner entertainment acts.

Wynn Macau

Wynn Macau opened on September 6, 2006. Wynn Macau currently features approximately 595 hotel rooms and suites, 410 table games, 935 slot machines and a poker room in approximately 222,000 square feet of casino gaming space, including a sky casino, six restaurants, a spa and salon, lounges, meeting facilities and approximately 48,000 square feet of retail space featuring boutiques from Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Tudor, Van Cleef & Arpels, Versace, Vertu, Zegna and others. For the third year in a row, Wynn Macau and The Spa at Wynn Macau received the Forbes five-star distinction. Wynn Macau includes a show in its rotunda featuring a Chinese zodiac-inspired ceiling and interchangeable gold “prosperity tree” and “dragon of fortune” attractions.

Encore at Wynn Macau

Encore at Wynn Macau opened on April 21, 2010. This resort is located immediately adjacent to and is connected with Wynn Macau and features 410 luxury suites and four villas, as well as approximately 34,000 square feet of casino gaming space, including a sky casino, containing 60 table games and 80 slot machines, two restaurants, a luxury spa and additional retail space featuring Chanel, Piaget and Cartier.

See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information about our net revenues.

Construction and Development Opportunities

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million. The room remodel was completed in January 2011 and the suite remodel is expected to be completed early in the second quarter of 2011. As a part of this project, we are temporarily removing floors from service at Wynn Las Vegas which reduces our total number of rooms available during the construction period.

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our resort complexes.

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

Our resorts were designed and built to provide a premium experience. Wynn Las Vegas, Encore at Wynn Las Vegas, Wynn Macau and Encore at Wynn Macau are positioned as full-service luxury resorts and casinos in the leisure, convention and tour and travel industries. We market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our resorts through various media channels, including television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of approximately 25 years of experience in the hotel and gaming industries. We also have an approximately 90-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive and, prior to the recent economic conditions and interruption in projects under development, had undergone a period of exceptional growth, particularly with the addition of projects targeting the premium customer. Wynn Las Vegas and Encore at Wynn Las Vegas are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos on the Strip, those in downtown Las Vegas, as well as a large number of hotels in and near Las Vegas. Many competing properties draw a significant number of visitors and directly compete with our operations. We seek to differentiate Wynn Las Vegas and Encore at Wynn Las Vegas from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Wynn Las Vegas and Encore at Wynn Las Vegas also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands, casino resorts throughout Asia, and elsewhere in the world, as well as state lotteries and other forms of gaming. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including two new resorts in Singapore and our resort in Macau, could draw Asian gaming customers away from Las Vegas.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred from Portuguese to Chinese political control in December 1999. Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and less than one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 40 years, consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane. We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau generated approximately $23.5 billion in gaming revenue in 2010, an approximately 58% increase over the approximately $15 billion generated in 2009, making Macau the largest gaming market in the world.

Macau’s gaming market is primarily dependent on tourists. The Macau market has experienced tremendous growth in capacity in the last few years. As of December 31, 2010, there were 20,091 hotel rooms and 4,791 table games in Macau, compared to 12,978 hotel rooms and 2,762 table games as of December 31, 2006.

Gaming customers traveling to Macau have typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 88% of the tourists who visited Macau in 2010 came from mainland China, Hong Kong and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, including Beijing, Shanghai, Jakarta, Taipei, Manila, Singapore and Bangkok. Travel to Macau by citizens of mainland China requires a visa. Government officials have, on occasion, exercised their authority to adjust the visa policy and may do so in the future.

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

In 2002, the other two concessions were granted to Sociedade de Jogos de Macau (“SJM”) and Galaxy Entertainment Group Limited (“Galaxy”). SJM, which is controlled by the family of Stanley Ho, operates 20 of the 33 existing casinos, including the Hotel Lisboa and The Grand Lisboa. SJM is a Hong Kong Stock Exchange listed company. In September 2009, SJM opened L’ Arc Macau Casino/Hotel which is adjacent to Wynn Macau. In December 2009, SJM opened the Casino Oceanus which is adjacent to the Macau ferry terminal. In addition, an affiliate of SJM owns one of three water ferry services and the helicopter shuttle service that links Macau to Hong Kong.

Galaxy, a Hong Kong Stock Exchange listed company, was also awarded a casino concession in June 2002. Galaxy opened the Waldo Hotel/Casino on the Macau peninsula in 2004, the Grand Waldo Cotai in the summer of 2006, and Galaxy Star World hotel casino immediately adjacent to Wynn Macau in October 2006. In addition, Galaxy is currently constructing a resort on Cotai, which is expected to open in 2011.

Las Vegas Sands Corp., the owner and operator of The Venetian and The Palazzo resorts in Las Vegas and a former partner of Galaxy, entered into a sub-concession agreement with Galaxy in 2002 which allows it to independently develop and operate casinos in Macau. The Sands Macao opened in 2004. The Venetian Macao Resort Hotel, the largest casino resort in Macau, opened in August 2007. In August 2008, an affiliate of Las Vegas Sands Corp. opened the Four Seasons Hotel Macau which includes serviced apartment units, adjacent to the Venetian Macao. In addition, an affiliate of Las Vegas Sands Corp. has also proposed a masterplan for other large developments in Cotai, some of which are scheduled to open in 2011, that would include additional hotel properties as well as serviced apartment units and additional retail and related space. In late 2009, Las Vegas Sands Corp. completed the initial public offering of Sands China, Ltd. on the Hong Kong Stock Exchange.

A joint venture consisting of Melco, a Hong Kong Stock Exchange listed company, and Crown, Ltd., an Australian company, is currently operating the Altira, which opened in May 2007, and the City of Dreams, a large resort in Cotai, which opened in June 2009. This joint venture operates its properties under a subconcession purchased from us in 2006.

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

Wynn Macau also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in Singapore and the Philippines. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming and other casinos throughout Asia.

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

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly-owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of First Mortgage Notes registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the First Mortgage Notes, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

Macau

General. As a casino concessionaire, Wynn Macau, S.A. is subject to the regulatory control of the Government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires or subconcessionaires are permitted to operate casinos. Subconcessions may be awarded subject to the approval of the Macau government and, each concessionaire has issued one subconcession. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Laws and Administrative Regulations, forms the framework for the regulation of the activities of the concessionaire.

Under the Laws and Administrative Regulations, concessionaires are subject to suitability requirements relating to background, associations and reputation, as are stockholders of 5% or more of a concessionaire’s equity securities, officers, directors and key employees. The same requirements apply to any entity engaged by a concessionaire to manage casino operations. Concessionaires are required to satisfy minimum capitalization requirements, demonstrate and maintain adequate financial capacity to operate the concession and submit to continuous monitoring of their casino operations by the Macau government. Concessionaires also are subject to periodic financial reporting requirements and reporting obligations with respect to, among other things, certain contracts, financing activities and transactions with directors, financiers and key employees. Transfers or the encumbering of interests in concessionaires must be reported to the Macau government and are ineffective without government approval.

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

Employees

As of December 31, 2010, we had a total of 16,405 full-time equivalent employees (including 9,405 in Las Vegas and 7,000 in Macau).

During 2006, we entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local that covers approximately 5,600 employees at Wynn Las Vegas and Encore at Wynn Las Vegas. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers the table games dealers at Wynn Las Vegas. Certain other unions may seek to organize the workers at Wynn Las Vegas and Encore at Wynn Las Vegas. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

The success of our operations in Macau will be affected by our success in retaining our employees. Wynn Macau and Encore at Wynn Macau compete with the large number of casino resort developments in Macau for limited qualified employees. We seek employees from other countries to adequately staff our Macau resorts and policies announced publicly by the Macau government have affected our ability to import labor in certain job classifications. We are coordinating with the Macau labor and immigration authorities to ensure our labor demand is satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Macau operations or that we will be able to obtain required work permits for those employees.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name “WYNN.” Wynn Resorts has filed applications with the U.S. Patent and Trademark Office (“PTO”) to register a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” “ENCORE” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

A common element of most of these marks is the use of the surname, “WYNN.” As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired “secondary meaning.” To date, Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name in certain of the applications based upon factors including Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries, including in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States Patent and Trademark Office and include “WYNN MACAU,” “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

We recognize that our intellectual property assets, including the word and logo version of “WYNN,” are among our most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in relevant jurisdictions. We have retained counsel and intend to take all steps necessary to protect our intellectual property rights against unauthorized use throughout the world.

On August 6, 2004, we entered into agreements with Mr. Wynn that confirm and clarify our rights to use the “Wynn” name and Mr. Wynn’s persona in connection with our casino resorts. Under a Surname Rights Agreement, Mr. Wynn has acknowledged our exclusive, fully paid-up, perpetual, worldwide right to use, and to own and register trademarks and service marks incorporating, the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Under a Rights of Publicity License, Mr. Wynn has granted us the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017.

We have also registered various domain names including, but not limited to, www.wynnlasvegas.com, www.wynnmacau.com, www.wynnmacaulimited.com, www.encorelasvegas.com and www.wynnresorts.com, with various domain registrars around the world depending on the domain. Our domain registrations extend to various foreign countries such as “.com.cn” and “.com.hk.” We pursue domain related infringement on a case by case basis depending on the infringing domain in question. The information found on these websites is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to those set forth in Item 1A (“Risk Factors”) as well as the following:

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets globally and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under the agreements governing the disbursement of the proceeds of borrowings under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors in reaction to adverse economic conditions;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in U.S. laws regarding healthcare;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of the wars in Iraq and Afghanistan and other military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2010, we had total outstanding debt of approximately $3.3 billion. In addition, our Wynn Las Vegas credit agreement permits us to incur additional indebtedness in the future and the Wynn Macau credit facilities permit us to incur additional indebtedness if certain conditions are met. Our substantial indebtedness could have important consequences. For example:

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

•

we may experience decreased revenues from our operations attributable to decreases in consumer spending levels and high unemployment due to the adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject to under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

•

we are dependent on certain amounts of cash flow from Wynn Macau and Encore at Wynn Macau to service Wynn Macau’s indebtedness, which reduces the available cash flow to fund working capital, other capital expenditures and other general corporate purposes at Wynn Macau;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may not be able to obtain additional financing, if needed, to satisfy working capital requirements or pay for other capital expenditures, debt service or other obligations;

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

Our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios (currently required for both Wynn Macau and Wynn Las Vegas credit facilities) and leverage ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization (currently required for our Wynn Macau credit facility). If our operations fail to generate adequate cash flow, we may violate those covenants causing a default in our agreements. Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

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

If Wynn Macau and Encore at Wynn Macau were to cease to produce cash flow sufficient to service its indebtedness or otherwise become unable to make certain payments or dividends to us which we in turn could use to service our indebtedness, our ability to service the indebtedness of Wynn Macau or Wynn Las Vegas, LLC could be negatively impacted.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts, skills and reputation of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. Mr. Wynn’s employment agreement expires in October 2020. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts, Limited. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.

Continued weakness in the United States economic conditions may adversely affect consumer and corporate spending and tourism trends, resulting in additional deterioration in our business.

Discretionary consumer spending has been adversely affected by continued economic weakness in the U.S. Consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Since our business model relies on significant expenditure on luxury and discretionary items, continuation or deepening of the crisis will further adversely affect our operations.

There may be excess room supply particularly in the luxury segment in Las Vegas.

There have been large additions to the room supply in Las Vegas since December 2009. Even after the economy begins to recover, there may be excess supply, particularly in the luxury segment.

We are entirely dependent on a limited number of resorts for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We are entirely dependent upon our resorts in Las Vegas and Macau for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas or Macau;

•	a decrease in gaming and non-gaming activities at our resorts ; and

•	the outbreak of an infectious disease such as H1N1 or the avian flu.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

Our casino, hotel, convention and other facilities face intense competition.

Competition for Wynn Las Vegas and Encore at Wynn Las Vegas. The casino/hotel industry is highly competitive and additional developments have recently opened in Las Vegas. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors.

Wynn Las Vegas and Encore at Wynn Las Vegas also compete with other hotel/casino facilities in other cities, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries and other forms of gaming. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from Wynn Las Vegas and Encore at Wynn Las Vegas.

Competition for Wynn Macau and Encore at Wynn Macau. Currently there are 33 operating casinos in Macau. We hold a concession under one of only three gaming concessions and three sub-concessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations.

Our Macau resort complex also faces competition from casinos located in other areas of Asia, such as Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in Singapore and the Philippines. We also encounter competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in other Asian countries are successful, our Wynn Macau resort will face additional regional competition.

Our business relies on high-end, international customers. We often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

General. A significant portion of our table games revenue at our resorts is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a substantial negative effect on our future operating results. A downturn in economic conditions in the countries in which these customers reside could cause a further reduction in the frequency of visits by and revenue generated from these customers.

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

Wynn Macau and Encore at Wynn Macau. Although the law in Macau permits casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that Wynn Macau will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent our gaming customers are visitors from other jurisdictions, we may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and we may encounter forums that will refuse to enforce such debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, high unemployment, the housing foreclosure crisis, perceived or actual changes in disposable consumer income and wealth, the economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.

General. The operations of our resorts are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a facility is extensive. We received all approvals for the opening of Wynn Las Vegas on April 28, 2005, and Encore at Wynn Las Vegas on December 22, 2008. We are subject to ongoing regulation to maintain their operations. We opened Wynn Macau on September 6, 2006 and Encore at Wynn Macau on April 21, 2010, and are subject to ongoing regulation to maintain their operations.

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

Wynn Macau and Encore at Wynn Macau. Wynn Macau’s operations are subject to unique risks, including risks related to Macau’s regulatory framework. In Macau, we have developed certain operating procedures which are different from those used in United States casinos. Failure to adhere to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau, S.A.’s concession or otherwise negatively affect its operations in Macau. Moreover, we would be subject to the risk that U.S. regulators could determine that Macau’s gaming regulatory framework has not developed in a way that would permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

We are subject to taxation by various governments and agencies. The rate of taxation could change.

We are subject to tax by various governments and agencies, both in the United States (at the federal, state and local levels) and in Macau. Various legislative actions or the failure to renew our agreement with the Macau government with respect to dividends could change the rates of taxation or the company’s ability to claim foreign tax credits.

If enacted into law, certain provisions of the Administration’s 2012 Budget Proposal could impact the Company’s ability to claim U.S. foreign tax credits for Macau gaming taxes paid after 2011. Increases in taxation could adversely affect our results.

Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities our resorts offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, other terrorist activities in the United States and elsewhere, military conflicts in Iraq, Afghanistan and in the Middle East, outbreaks of infectious disease and pandemics, and natural disasters such as hurricanes, tsunamis and earthquakes, among other things, have had negative impacts on travel and leisure expenditures. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business relies heavily upon high-end customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

In addition, other factors affecting travel and discretionary consumer spending, including general economic conditions, disposable consumer income, high unemployment, and reduced consumer confidence in the economy, may negatively impact our business. Negative changes in any factors affecting discretionary spending could reduce customer demand for the products and services we offer, thus imposing practical limits on pricing and harming our operations.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

The terrorist attacks of September 11, 2001 have substantially affected the availability of insurance coverage for certain types of damages or occurrences. We currently have insurance coverage for terrorist acts included in our commercial property insurance policy with respect to Wynn Las Vegas and Encore at Wynn Las Vegas, not to exceed $1.5 billion. Wynn Macau and Encore at Wynn Macau have separate terrorist insurance coverage for up to $800 million per occurrence for losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

We may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums increase, we may not be able to maintain the insurance coverage we currently have or otherwise be able to maintain adequate insurance protection.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related service marks, our business or results of operations could be harmed.

We have filed applications with the PTO and with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Singapore, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” “ENCORE” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of most of these marks is the use of the surname “WYNN.” As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired “secondary meaning.” To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon factors including Mr. Wynn’s prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

Even if we are able to obtain registration of the WYNN-related marks, such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

Our intellectual property assets, especially the logo version of “Wynn,” are among our most valuable assets. Efforts we take to acquire and protect our intellectual property rights against unauthorized use throughout the world which may include retaining counsel and commencing litigation in various jurisdictions may be costly and may not be successful in protecting and preserving the status and value of our intellectual property assets.

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

Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., together own approximately 35.6%, of our outstanding common stock. As a result, Mr. Wynn, Elaine P. Wynn, and Aruze USA, Inc., to the extent they vote their shares in a similar manner, may be able to exert significant control over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

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

A significant portion of our revenue is derived from operations outside the United States, which exposes the Company to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.

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

Visitation to Macau may decline due to economic disruptions in mainland China as well as increased restrictions on visitations to Macau from citizens of mainland China.

A significant number of our gaming customers at Wynn Macau come from mainland China. Any economic disruption in China could disrupt the number of patrons visiting our property or the amount they may be willing to spend. In addition, any travel restrictions imposed by China could disrupt the number of visitors from mainland China to our property. It is not known when, or if, policies similar to those implemented in 2009 restricting visitation by mainland Chinese citizens to Macau and Hong Kong, will be put in place and visa policies may be adjusted, without notice, in the future.

We compete for limited labor resources in Macau and Macau government policies may also affect our ability to employ imported labor.

The success of our operations in Macau will be affected by our success in retaining our employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. We have to seek employees from other countries to adequately staff our resort and policies announced by the Macau government have affected our ability to import labor in certain job classifications. We coordinate with the Macau labor and immigration authorities to ensure our labor demand is satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our operations or that we will be able to obtain required work permits for those employees.

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

Certain games promoters have significant leverage and bargaining strength in negotiating operational agreements with casino operators. This leverage could result in games promoters negotiating changes to our operational agreements, including higher commissions, or the loss of business to a competitor or the loss of certain relationships with games promoters. While we have not had to adjust our compensation arrangements with games promoters thus far, we are aware of increased commission rates paid by other casino operators to games promoters in the Macau market. If we need to increase our commission rates, our results of operations could be adversely affected.

In August 2009, the Macau government published, in its official gazette, certain guidelines with respect to caps on the commission rates payable to gaming promoters that became effective December 1, 2009. Further changes or tightening of caps may occur and if the Macau government were to implement caps on commission rates payable to gaming promoters that causes us to pay them effectively less than the level we currently pay, gaming promoters may have less incentive to bring travelers to casinos in Macau, including our resort, or may cease operations, and our business, financial condition and results of operations could be materially and adversely affected.

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

The financial resources of our games promoters may be insufficient to allow them to continue doing business at our resort.

Our games promoters may encounter decreased liquidity, for a variety of reasons, limiting their ability to grant credit to their patrons and thereby decreasing gaming volume at Wynn Macau and Encore at Wynn Macau. Furthermore, credit already extended by our games promoters to their patrons may become increasingly difficult for them to collect. This inability to grant credit and collect amounts due can negatively affect our games promoters’ operations, and as a result, our results of operations could be adversely impacted.

Wynn Macau and Encore at Wynn Macau may be affected by adverse political and economic conditions.

The success of Wynn Macau and Encore at Wynn Macau will depend on political and economic conditions in Macau and mainland China. In December 1999, after approximately 450 years of Portuguese control, Portugal returned Macau to Chinese administration. The People’s Republic of China established Macau as a special administrative region. As a result of this change in control, Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. We cannot predict how these systems and cultural institutions will develop, or how developments would affect the business of Wynn Macau.

Our operations are subject to significant political, economic and social risks inherent in doing business in an emerging market. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions that might impede its ability to repatriate funds.

In December 2009, Fernando Chui Sai On was inaugurated as the second Chief Executive of Macau. Dr. Chui’s government is formulating new policies to further the development of Macau. Certain of these policies could affect the gaming industry.

Macau may not have an adequate transportation infrastructure to accommodate the demand from future development.

Because of additional casino projects which are under construction and to be developed in the future, the ferry and helicopter services which provide transportation between Macau and Hong Kong may need to be expanded to accommodate the increased visitation of Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations of Wynn Macau and Encore at Wynn Macau, could be negatively impacted.

Extreme weather conditions may have an adverse impact on Wynn Macau and Encore at Wynn Macau.

Macau’s subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of our resort complex and prevent or discourage guests from traveling to Macau.

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

If the government of Macau unilaterally rescinds the concession agreement, Wynn Macau, S.A. will be required to compensate the government in accordance with applicable law, and the areas defined as casino space under Macau law and all of the gaming equipment pertaining to our gaming operations will be transferred to the government without compensation. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our operations and financial condition.

Conflicts of interest may arise because certain of our directors and officers are also directors of Wynn Macau, Limited.

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold through an initial public offering, 1,437,500,000 shares (27.7%) of this subsidiary’s common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

Certain Nevada gaming laws apply to Wynn Macau’s gaming activities and associations.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. With respect to our Wynn Macau operations, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada are required to comply with certain reporting requirements concerning gaming activities and associations in Macau conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if our Macau-related subsidiaries:

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that we operate in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on our results of operations, financial condition and ability to service its debt.

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

Macau Land Concessions

The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area where Wynn Macau is located. The term of the land concession contract is 25 years from July 2004, and it may be renewed with government approval for successive periods. Wynn Macau, S.A. paid a land concession premium of approximately 319.4 million patacas (approximately US $40 million) for this land concession.

In 2009, the Company and the Macau government agreed to modify this land concession as a result of the development of Encore at Wynn Macau and the additional square footage that was added as a result of such development. In November 2009, the Company made an additional one-time land premium payment of approximately 113.4 million patacas (approximately US $14.2 million). Annual rent of approximately 4.2 million patacas (approximately US $525,000) is being paid in accordance with the land concession contract.

In addition, we have applied to the government of Macau for a land concession for approximately 52 acres on Cotai for future development and are awaiting final approval. No construction timeline or budget has yet been developed

ITEM 3.	LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal matters see Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “WYNN.” The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2010
First Quarter	$77.95	$59.70
Second Quarter	$93.99	$71.00
Third Quarter	$95.88	$73.12
Fourth Quarter	$117.50	$85.80

Year Ended December 31, 2009
First Quarter	$55.41	$14.50
Second Quarter	$50.77	$19.52
Third Quarter	$74.90	$29.05
Fourth Quarter	$71.50	$51.73

Holders

There were approximately 198 record holders of our common stock as of February 14, 2011.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments,” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions.

In December 2010, the Company paid a cash dividend of $8 per share. In each of May 2010 and August 2010, the Company paid a cash dividend of $0.25 per share.

In November 2009, the Company paid a cash dividend of $4 per share.

In each of December 2006 and 2007, the Company paid a cash dividend of $6 per share.

Our Board of Directors also approved the commencement of a regular cash dividend program beginning in 2010. Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

Stock Performance Graph

The graph below compares the five year cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Casino Index. The performance graph assumes that $100 was invested on December 31, 2005 in each of the Company’s common stock, the S&P 500 and the Dow Jones US Casino Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	Wynn Resorts Ltd.	Dow Jones US Casinos	S&P 500
December 05	100.0	100.0	100.0
December 06	171.1	143.4	113.6
December 07	204.4	162.6	117.6
December 08	77.0	43.4	72.4
December 09	106.2	67.4	89.3
December 10	189.3	116.2	100.7

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected consolidated financial data of Wynn Resorts and its subsidiaries. This data should be read together with our Consolidated Financial Statements and Notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our operational results include:

•	On April 28, 2005, we opened our Wynn Las Vegas resort.

•	On September 6, 2006, we opened our Wynn Macau resort.

•	On September 11, 2006 we completed the sale of our Macau sub-concession right and recognized a pre-tax gain of $899.4 million.

•	On December 24, 2007, we opened an expansion of our Wynn Macau resort.

•	On December 22, 2008, we opened Encore at Wynn Las Vegas.

•

On October 9, 2009, Wynn Macau, Limited listed its shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 27.7% of its common stock through an initial public offering.

•	On April 21, 2010, we opened Encore at Wynn Macau.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$4,184,698	$3,045,611	$2,987,324	$2,687,519	$1,432,257
Pre-opening costs	9,496	1,817	72,375	7,063	62,726
Operating income	625,252	234,963	312,136	427,355	68,367
Net income[1]	316,596	39,107	210,479	196,336	599,552
Less: Net income attributable to noncontrolling interest[2]	(156,469)	(18,453)	—	—	—
Net income attributable to Wynn Resorts	160,127	20,654	210,479	196,336	599,552
Basic income per share	1.30	0.17	1.94	1.85	6.00
Diluted income per share	1.29	0.17	1.92	1.80	6.00

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,258,499	$1,991,830	$1,133,904	$1,275,120	$789,407
Construction in progress	22,901	457,594	221,696	923,325	346,192
Total assets	6,674,497	7,581,769	6,755,788	6,312,820	4,667,951
Total long-term obligations[3]	3,405,983	3,695,821	4,430,436	3,774,951	2,398,395
Stockholders’ equity	2,380,585	3,160,363	1,601,595	1,956,959	1,727,766
Cash distributions declared per common share	$8.50	$4.00	$—	$6.00	$6.00

[1]	Net income for 2006 includes a pre-tax gain on sale of subconcession right of $899.4 million.
[2]	In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. Net income attributable to noncontrolling interest represents the noncontrolling interests share of our net income of Wynn Macau, Limited.
[3]	Includes long-term debt, the required contract premium payments under our land concession contract at Wynn Macau and deferred income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Resorts

The following table sets forth information about our operating resorts as of February 2011:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	240	2,620
Macau Operations	1,009	256,000	470	1,015

Wynn Las Vegas

Wynn Las Vegas, located at the intersection of the Las Vegas Strip and Sands Avenue, occupies approximately 217 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 additional acres across Sands Avenue, a portion of which is utilized for employee parking and approximately 5 acres adjacent to the golf course on which an office building is located.

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

In July 2010, we commenced a project to refurbish and upgrade the rooms and suites at Wynn Las Vegas. The total project budget is approximately $83 million. The room remodel was completed in January 2011 and the suite remodel is expected to be completed early in the second quarter of 2011. As a part of this project, we are temporarily removing floors from service which reduces our total number of rooms available during the construction period.

Encore at Wynn Las Vegas

Encore at Wynn Las Vegas features:

•	An approximately 76,000 square foot casino offering 24-hour gaming and a full range of games, including a sky casino and private gaming salons;

•	Luxury hotel accommodation in 2,034 all-suite rooms;

•	13 food and beverage outlets;

•	Approximately 27,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Hermes, Chanel and others;

•	Recreation and leisure facilities including swimming pools, private cabanas and a full service spa and salon; and

•	A beach club, showroom, two nightclubs and lounges.

In response to our evaluations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Wynn Macau

We opened Wynn Macau on September 6, 2006 and we completed expansions of this resort in December 2007 and November 2009. We operate under a 20-year casino concession agreement granted by the Macau government in June 2002.

Wynn Macau features:

•	An approximately 222,000 square foot casino offering 24-hour gaming and a full range of games, including a sky casino, private gaming salons and a poker room;

•	Luxury hotel accommodations in 595 rooms and suites;

•	Casual and fine dining in six restaurants;

•

Approximately 48,000 square feet of high-end, brand-name retail shopping, including stores and boutiques featuring Bvlgari, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Tudor, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including a health club, pool and spa; and

•	Lounges and meeting facilities.

Encore at Wynn Macau

Encore at Wynn Macau features:

•	An approximately 34,000 square foot casino offering 24-hour gaming and a full range of games, including a sky casino and private gaming salons;

•	Luxury hotel accommodations in 414 spacious suites and villas;

•	Approximately 3,200 square feet of high-end, brand-name retail space featuring Chanel, Piaget and Cartier;

•	Two restaurants; and

•	Full service luxury spa facilities.

In response to our evaluations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas and Encore at Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

We have applied to the government of Macau for a land concession on approximately 52 aces of land on Cotai and are awaiting final government approval on the concession. No construction timeline or budget has yet been developed.

Results of Operations

Our operating results in Macau were strong during 2010; however, reduced levels of consumer spending, high unemployment and increased hotel supply in the Las Vegas market have and may continue to adversely impact our financial results in Las Vegas. Our results for the years presented are not comparable as the year ended December 31, 2010 includes the operations of Encore at Wynn Macau which opened on April 21, 2010. Our results for the year ended December 31, 2009, includes Encore at Wynn Las Vegas for a full year, whereas 2008 included only 10 days of operations for Encore at Wynn Las Vegas.

Our net revenues for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands) are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Net Revenues:
Las Vegas Operations	$1,296,064	$1,229,573	$1,098,889
Macau Operations	2,888,634	1,816,038	1,888,435

Total Net Revenues	$4,184,698	$3,045,611	$2,987,324

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Consolidated Statement of Income is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino in Macau, customers primarily purchase gaming chips from gaming tables. The cash and net markers used to purchase the gaming chips from gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casino at our Las Vegas Operations and in the general casino at our Macau Operations for calculating win percentage.

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

The measurement method in Las Vegas and in the general casino in Macau effectively tracks the initial purchase of chips while the measurement method in the VIP casino at Wynn Macau effectively tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the general casino. As a result, the expected win percent with the same amount of gaming win (numerator) is smaller in the VIP casino in Macau when compared to the general casino in Las Vegas and Macau.

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games between the two casinos. Each type of table game has its own theoretical win percentage. The life to date table games win percentage for our Las Vegas Operations is 22.0% whereas the life to date table games win percentage for the general casino at our Macau Operations is 20.8%.

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

Financial Results for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Net revenues for the year ended December 31, 2010 are comprised of $3,245.1 million in casino revenues (77.5% of total net revenues) and $939.6 million of net non-casino revenues (22.5% of total net revenues). Net revenues for the year ended December 31, 2009 were comprised of $2,206.8 million in casino revenues (72.5% of total net revenues) and $838.8 million of net non-casino revenues (27.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2010 of approximately $3,245.1 million represents a $1,038.3 million (or 47%) increase from casino revenues of $2,206.8 million for the year ended December 31, 2009.

Our Las Vegas Operations experienced a $28.5 million increase in casino revenues compared to the prior year due to a 3.4% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the year ended December 31, 2010 was 22.2% which was within the expected range of 21% to 24% and compares to 20.2% for the prior year. Slot handle at our Las Vegas Operations decreased 18.3% compared to the prior year; however slot win decreased only 6.9% as more play shifted to higher hold machines.

Casino revenues at our Macau Operations increased $1,009.8 million during the year ended December 31, 2010, compared to the prior year. We experienced a 77.8% increase in the VIP revenue segment due to a 68.0% increase in turnover. Our win as a percent of turnover was 3.0%, which is at the high end of the expected range of 2.7% to 3.0%, and compares to 2.9% in the prior year. In November 2009 we added two new private gaming salons with 29 VIP tables and on April 21, 2010 we added 37 VIP tables with the opening of Encore at Wynn Macau, which helped drive some of the growth in our VIP segment during the year ended December 31, 2010 compared to the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino, drop increased 17.4% when compared to the prior year and the average table games win percentage was 23.6%, which is above the expected range of 19% to 21%. The average table game win percentage for the year ended December 31, 2009 was 21.9%. Slot handle increased 23.8% compared to the prior year primarily due to the opening of Encore at Wynn Macau and slot win increased by 29.8%.

For the year ended December 31, 2010, room revenues were approximately $400.3 million, an increase of $22.8 million compared to prior year room revenue of $377.5 million. Room revenue at our Las Vegas Operations decreased approximately $12.7 million compared to the prior year. In Las Vegas, we continued to experience a decrease in room rates during the year ended December 31, 2010, compared to the year ended December 31, 2009. We believe this is due to the current economic conditions in which we operate in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. In addition, in July 2010, we commenced a project to remodel all of the rooms at Wynn Las Vegas. Accordingly, we had 3.8% fewer room nights available during the year ended December 31, 2010 which had a negative impact on our room revenues in Las Vegas. This room remodel is expected to be completed in the second quarter of 2011. Room revenue at our Macau Operations increased approximately $35.5 million due to the 414 additional suites added with Encore at Wynn Macau and an increase in the average daily room rate compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Year Ended December 31,
	2010	2009
Average Daily Rate
Las Vegas	$210	$217
Macau	291	266
Occupancy
Las Vegas	88.0%	85.2%
Macau	87.8%	87.5%
REVPAR
Las Vegas	$185	$185
Macau	256	233

Other non-casino revenues for the year ended December 31, 2010 included food and beverage revenues of approximately $488.1 million, retail revenues of approximately $214.6 million, entertainment revenues of approximately $72 million, and other revenues from outlets such as the spa and salon, of approximately $67.7 million. Other non-casino revenues for the year ended December 31, 2009 included food and beverage revenues of approximately $436.4 million, retail revenues of approximately $165.1 million, entertainment revenues of approximately $57.1 million, and other revenues from outlets, including the spa and salon, of approximately $66.2 million. Food and beverage revenues at our Las Vegas Operations increased approximately $31.4 million, while our Macau Operations increased $20.3 million, as compared to the prior year. The increase in Las Vegas is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. The increase in Macau is primarily due to the opening of Encore at Wynn Macau and increased visitation to our resort. Retail revenues at our Macau Operations increased $52.2 million, offset by a decrease of $2.7 million in Las Vegas. The increase in Macau is due primarily to increased sales at several outlets, the opening of Wynn and Co. Watches and Jewelry in November 2009, which sells Cartier and Jaeger Le Coultre products, and new outlets at Encore at Wynn Macau including Chanel, Piaget and Cartier. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater in Las Vegas which commenced in December 2009, as well as increased revenue from our Le Rêve show.

Departmental, Administrative and Other Expenses

During the year ended December 31, 2010, departmental expenses included casino expenses of $2,100.1 million, room expenses of $122.3 million, food and beverage expenses of $272.7 million, and entertainment, retail and other expenses of $204.6 million. Also included are general and administrative expenses of approximately $391.3 million and approximately $28.3 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2009, departmental expenses included casino expenses of $1,460.1 million, room expenses of $111.6 million, food and beverage expenses of $252.7 million, and entertainment, retail and other expenses of $166.6 million. Also included are general and administrative expenses of approximately $365.1 million and approximately $13.7 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the year ended December 31, 2010 due primarily to an increase in casino revenues especially at our Macau Operations where we incur a gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement. Room expenses increased during the year ended December 31, 2010, compared to the prior year, primarily due to increased customer acquisition and marketing costs and the opening of Encore at Wynn Macau in April 2010. Food and beverage expenses increased commensurate with the increase in revenue.

Entertainment, retail and other expense increased primarily as a result of performances by Garth Brooks in the Encore Theater at Wynn Las Vegas and increased retail sales in Macau as noted above. General and administrative expenses increased primarily due to higher spending associated with corporate activities. The provision for doubtful accounts receivable increased $14.6 million due to an increase in credit issuances commensurate with the increase in business volume.

Pre-opening costs

During the year ended December 31, 2010, we incurred $9.5 million of pre-opening costs compared to $1.8 million during the year ended December 31, 2009. Pre-opening costs incurred during the year ended December 31, 2010, primarily related to Encore at Wynn Macau which opened on April 21, 2010 and the Encore Beach Club which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2010 was $405.6 million compared to $410.5 million for the year ended December 31, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset by depreciation of the assets of Encore at Wynn Macau which were placed in to service in April 2010 and the assets of the Encore Beach Club which were placed in to service in May 2010.

During the construction of our resorts, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once these resorts opened, their assets were placed into service and we began recognizing the associated depreciation expense. Depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets and adjust them when warranted.

The maximum useful life of assets at our Macau Operations is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and August 2029, respectively. Consequently, depreciation related to our Macau Operations is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2010, were $25.2 million compared to $28.5 million for the year ended December 31, 2009. Property charges and other for the year ended December 31, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas and Encore at Wynn Las Vegas and miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau. Property charges and other for the year ended December 31, 2009, include a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for the Encore Beach Club, the write-off of $6.8 million of aircraft purchase deposits and $5 million related to miscellaneous renovations, abandonments and loss on sale of equipment.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $2.5 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. During 2010 and 2009, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments include primarily money market funds, U.S. Treasury Bills and time deposits with a purchase maturity of three months or less.

Interest expense was $222.9 million, net of capitalized interest of $7.2 million, for the year ended December 31, 2010, compared to $211.4 million, net of capitalized interest of $10.7 million, for the year ended December 31, 2009. Our interest expense increased approximately $11.5 million primarily due to (i) an increase of $33.2 million related to the Wynn Las Vegas $500 million 7 7/8% First Mortgage Notes issued in October 2009, (ii) an increase of $8.9 million related to the increase in rate for the Wynn Las Vegas First Mortgage Notes as discussed below, and (iii) a decrease in interest capitalized of $3.5 million. These increases were offset partially by (i) a decrease of $16 million due to the payoff of the Wynn Resorts term loan in June 2009 and (ii) a decrease of $19.2 million related to reduced amounts outstanding under the Wynn Las Vegas and Wynn Macau bank revolving credit facilities compared to the prior year.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each year. We recorded an expense of approximately $0.9 million for the year ended December 31, 2010 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2009 to December 31, 2010. During the year ended December 31, 2009 we recorded an expense of $2.3 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2008 and December 31, 2009. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

In April 2010, we completed an exchange offer for a portion of the Wynn Las Vegas 6 5/8% First Mortgage Notes due 2014 (“the 2014 Notes”). In connection with that exchange offer, the direct costs incurred with third parties of $4.6 million were expensed. Also, in connection with our July 2010 tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed, we recorded a loss on extinguishment of debt of $ 63.3 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount. These transactions are described in more detail in Note 7 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

As a result of several debt retirements, we recorded a gain on early extinguishment of debt of $18.7 million during the year ended December 31, 2009. During the year ended December 31, 2009, we purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility at a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, we purchased $65.8 million face amount of the

2014 Notes through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs. We participated in the April 2010 tender offer noted above with respect to $35.8 million of these notes and accordingly, as of December 31, 2010, Wynn Resorts holds $30 million of this debt which has not been contributed to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes these notes were treated as having been extinguished by Wynn Resorts in 2009. In October 2009, we purchased loans through an offer to purchase loans outstanding under the Wynn Las Vegas credit agreement, with a face-value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. In connection with this transaction, we recognized a net gain of approximately $2.1 million on early retirement of debt. Offsetting these gains was the write off of debt issue costs of approximately $5.9 million related to permanent reductions in our bank credit facility as described under Financing Activities below.

Income Taxes

During the year ended December 31, 2010, we recorded a tax expense of $20.4 million. Our provision for income taxes is primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. As of June 30, 2010, we no longer consider our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to this amount as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. Prior to this change, our earnings attributable to periods after September 2009, were considered permanently reinvested abroad. The decrease in our current deferred tax liability is primarily attributable to the repatriation of $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently reinvested. During the year ended December 31, 2010, we recognized income tax benefits related to excess tax deductions associated with stock-based compensation costs of $10.5 million.

Effective September 6, 2006, Wynn Macau S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of $64.4 million in such taxes for the year ended December 31, 2010. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement. On November 30, 2010, Wynn Macau S.A. received an additional 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits to December 31, 2015.

During the year ended December 31, 2010, the Macau Finance Bureau commenced an examination of the 2006 and 2007 Macau income tax returns of Wynn Macau S.A. We believe that the examination of the 2006 Macau income tax return will likely conclude within the next 12 months; however, we are unable to provide a summary of the likely examination issues or the impact on unrecognized tax benefits. As of December 31, 2010, no significant issues have been brought to our attention and we believe that our liability for uncertain tax positions recorded at Wynn Macau S.A. is adequate with respect to these years.

During 2010, we reached an agreement with the Appellate division of the IRS regarding issues raised during the examination of our 2004 and 2005 U.S. income tax returns. The issues for consideration by the Appellate division were temporary differences and related to the deduction of certain costs incurred during the development and construction of Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. As a result of this settlement with the Appellate division, we reduced our unrecognized tax benefits by $78.4 million. This reduction in unrecognized tax benefits resulted in a decrease in our liability for uncertain tax positions of $55 million. The settlement of the 2004 and 2005 examination issues did not result in a cash tax payment but rather utilized $88.5 million and $2.5 million in foreign tax credit and general business credit carryforwards. The statute of limitations for the 2004 and 2005 U.S. income tax returns has been extended to September 30, 2011.

During 2010, we received the results of an IRS examination of our 2006 through 2008 U.S. income tax returns and filed an appeal of the examination’s findings with the Appellate division of the IRS. In connection with that appeal, we agreed to extend the statute of limitations for our 2006 and 2007 U.S. income tax returns to December 31, 2011. We believe that we will likely reach an agreement with the IRS with respect to the examination of these U.S. income tax returns within the next 12 months. The issues under examination in these years are temporary differences and relate to the treatment of discounts extended to Las Vegas casino customers gambling on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. Upon the settlement of these issues, unrecognized tax benefits could decrease by $0 to $54 million. The resolution of the 2006, 2007 and 2008 examination is not expected to result in any significant cash payment but rather the utilization of a portion of our foreign tax credit carryforward.

During the fourth quarter of 2010, the IRS commenced an examination of our 2009 U.S. income tax return. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next twelve months. We believe that our liability for uncertain tax positions related to the period covered by the examination is adequate. The resolution of the 2009 IRS examination is not expected to result in any significant cash payment, but rather the utilization of a portion of our 2009 foreign tax credit carryforward.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $156.5 million for the year ended December 31, 2010, compared to $18.5 million for the period October 9, 2009, the date of the initial public offering, to December 31, 2009. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited.

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

Departmental, Administrative and Other Expenses

During the year ended December 31, 2009, departmental expenses include casino expense of $1,460.1 million, rooms expense of $111.6 million, food and beverage expense of $252.7 million, and entertainment, retail and other expense of $166.6 million. Also included are general and administrative expenses of approximately $365.1 million and approximately $13.7 million charged as a provision for doubtful accounts receivable. During the year ended December 31, 2008, departmental expenses include casino expenses of $1,490.9 million, room expenses of $78.2 million, food and beverage expenses of $207.3 million, and entertainment and retail and other expenses of $161.9 million. Also included are general and administrative expenses of approximately $319.3 million and approximately $49.4 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the year ended December 31, 2009, due to a decrease in casino revenues especially at Wynn Macau where a gaming tax of 39% is the significant driver of expense in that department. Room, food and beverage and general and administrative expenses increased as a result of the opening of Encore at Wynn Las Vegas in December 2008. Entertainment, retail and other expense increased primarily in the entertainment department due to headliner performances during the year. Our provision for doubtful accounts receivable declined during the year ended December 31, 2009, compared to the prior year due to recent strong collection trends on our casino accounts receivable. This strength has allowed us to reduce the additional reserves we recorded in the third quarter of 2008.

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

During the construction of our resorts, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations are capitalized. Once these resorts opened, their assets were placed into service and we began recognizing the associated depreciation expense. Depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets and adjust them when warranted.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2009 were $28.5 million compared to approximately $32.6 million for the year ended December 31, 2008. Property charges and other for the year ended December 31, 2009 included a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for the Encore Beach Club, a $6.8 million charge for the write-off of 2 aircraft deposits and a $5 million charge related to miscellaneous remodels, abandonments and loss on sale of equipment.

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

Interest expense was $211.4 million, net of capitalized interest of $10.7 million, for the year ended December 31, 2009, compared to $172.7 million, net of capitalized interest of $87.4 million, for the year ended December 31, 2008. Our interest expense increased due to (i) $76.7 million less of capitalized interest related to our construction activities with the opening of Encore at Wynn Las Vegas in December 2008, (ii) approximately $8.4 million of interest related to the 7 7/8% $500 million First Mortgage Notes issued in October 2009, (iii) approximately $3.9 million of interest related to additional borrowings on our Wynn Macau credit facilities during the year and (iv) approximately $0.6 million of interest associated with increased interest rates on the Wynn Las Vegas revolver. These increases were offset by (i) approximately $38.6 million less interest due to the November 2008 paydown of the Wynn Resorts term loan, as well as the subsequent $375 million payoff of such term loan in June 2009, (ii) approximately $3 million less interest related to the purchase of $65.8 million of 2014 Notes and (iii) approximately $9.3 million less interest due to lower average interest rates on the remainder of our debt including the expiration of the Wynn Las Vegas interest rate swap in December 2008.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each year. We recorded an expense of approximately $2.3 million for the year ended December 31, 2009 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2008 to December 31, 2009. During the year ended December 31, 2008 we recorded an expense of $31.5 million resulting from the net decrease in the fair value of interest rate swaps between December 31, 2007 and December 31, 2008. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

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

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of $31.7 million in such taxes for the year ended December 31, 2009. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies totaling 39% in accordance with our concession agreement. In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax due by shareholders of Wynn Macau S.A. on dividend distributions. This agreement is effective as of 2006. Therefore, included in the tax provision for the year ended December 31, 2009, are the amounts related to the years 2006 through 2009 totaling $3.6 million. This agreement on dividends is effective through 2010.

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

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of its common stock through an initial public offering. The $18.5 million represents the noncontrolling interests share of our net income for the period from October 9, 2009, the date of the IPO, through December 31, 2009.

Adjusted Property EBITDA

Adjusted property EBITDA is used by us to manage the operating results of our segments. Adjusted property EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use adjusted property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present adjusted property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses that do not relate to the management of specific casino properties. However, adjusted property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, adjusted property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in adjusted property EBITDA. Also, our calculation of adjusted property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes adjusted property EBITDA for our domestic (Wynn Las Vegas) and foreign (Wynn Macau) operations as reviewed by management and summarized in “Item 8—Notes to Consolidated Financial Statement—Note 17 Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Years Ended December 31,
	2010	2009	2008
Las Vegas	$270,299	$244,065	$252,875
Macau	892,686	502,087	485,857

Total Adjusted Property EBITDA	$1,162,985	$746,152	$738,732

During the past three years we have experienced disparity between our domestic (Las Vegas) and our foreign (Macau) operations. Adjusted property EBITDA has grown at our Macau operations, while we have experienced little variance in Las Vegas. This disparity is a direct result of the factors that have impacted the global economy, especially the United States. Demand in Las Vegas has been flat while demand in Macau has steadily increased. During 2010, the economic environment in the gaming and hotel markets in Las Vegas continued to experience depressed levels of gaming revenue, visitation and hotel room demand. While certain gaming and hotel statistics have increased from 2009 levels, improvement has not been significant. The average daily room rate increased 2%, visitation increased 2.7% to 37.3 million visitors, and Las Vegas Strip gaming revenues increased 4.5%, all as compared to the year ended December 31, 2009. During 2009, the economic environment in the gaming and hotel markets in Las Vegas experienced declines including among other things, a 3% decrease in visitation, a 9.4% decrease in Las Vegas Strip gaming revenue and a 22% decrease in average daily room rates, all as compared to the year ended December 31, 2008. While our customers in the United States have greatly reduced their spending levels due to weakness in the overall economy, increases in unemployment and weak consumer confidence, our customer base in Macau has not been impacted as much by such economic factors.

Also contributing to this decrease in the Wynn Las Vegas adjusted property EBITDA from 2008 to 2009 was the opening of Encore at Wynn Las Vegas in December 2008. While we added significant capacity to our Las Vegas operations, we experienced a relatively small increase in revenues due to the factors noted herein, but we also incurred significant additional operating expenses. Our Macau adjusted property EBITDA has increased as that market continues to grow and as we have expanded our resort. Revenues in 2009 declined slightly, however our operating expenses decreased at a greater rate due primarily to cost savings initiatives implemented during 2009. Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our Las Vegas and Macau resorts (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of high-end international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided from operations for the year ended December 31, 2010 was $1.1 billion compared to $594 million provided by operations for the year ended December 31, 2009. This increase is primarily due to the increase in operating income as a result of increased casino, food and beverage, entertainment, retail and other department profitability especially from our Macau casino operations as discussed above. Cash flow from operations also benefited from a reduction in cash paid for interest and an increase from ordinary working capital changes.

Capital Resources

We require a certain amount of cash on hand for operations. At December 31, 2010, we had approximately $1.26 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Approximately $662.6 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp. and Wynn Macau, S.A. In addition, as of December 31, 2010, we had approximately $327.2 million of availability under our Wynn Las Vegas Revolving Credit Facility and approximately $900 million of availability under our Wynn Macau Senior Revolving Credit Facility. Debt maturities in 2011 are $2.7 million, excluding $74.1 million of the Wynn Macau Term Loan that we have presented as a long-term liability as we have both the intent and ability to refinance this maturity with borrowings under the Wynn Macau Revolver. We believe that cash flow from operations, availability under our bank credit facilities and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2011. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include investments in money market funds, U.S. Treasury Bills and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $283.8 million, $540.9 million and $1.3 billion for the years ended December 31, 2010, 2009 and 2008. Our capital expenditures relate primarily to the construction cost associated with Encore at Wynn Macau, which opened in April 2010, the Encore Beach Club and Surrender Nightclub, which opened in May 2010 and Encore at Wynn Las Vegas, which opened in December 2008.

Financing Activities

Wynn Las Vegas First Mortgage Notes

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (the “Issuers”), our wholly-owned subsidiaries, issued in a private offering, $500 million aggregate principal amount of 7 7/8% First Mortgage Notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. The Issuers pay interest on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at our option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes rank pari passu with the borrowings under the Wynn Las Vegas credit facilities and the outstanding first mortgage notes previously issued by the Issuers. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors. In accordance with the fifth amendment to the Wynn Las Vegas Credit Agreement described below, we used the proceeds of this offering to repay amounts outstanding under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan.

On March 26, 2010, the Issuers commenced an offer to exchange all outstanding 2014 Notes for 7 7/8% First Mortgage Notes due 2020 (the “2020 Notes”), upon the terms and subject to the conditions set forth in an offering memorandum and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer closed on April 28, 2010 with approximately $352 million of the 2014 Notes being validly tendered for exchange to the 2020 Notes.

The Issuers pay interest on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at our option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities and 2017 Notes. The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes.

The noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash, which totaled approximately $3.5 million. In accordance with accounting standards, this has been included as deferred financing costs and will be amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $4.6 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in our Consolidated Statements of Income.

On August 4, 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% First Mortgage Notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act. Wynn Las Vegas, LLC used the net proceeds of the offering along with the proceeds of a $50 million capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that were validly tendered and accepted for payment pursuant to Wynn Las Vegas, LLC’s concurrent offer to purchase and consent solicitation with respect to the 2014 Notes, and to redeem all of the 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to approximately $951.3 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38, plus a consent payment of $30 for each $1,000 principal amount of 2014 Notes, which totaled $32.7 million. The consent solicitation expired on August 3, 2010 and the tender offer expired on August 18, 2010. In accordance with accounting standards the consideration and consent fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in our Consolidated Statements of Income.

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the remaining 2014 Notes. The redemption price was equal to 103.313% of the aggregate principal amount of the 2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010. The total redemption fees paid were $10.9 million. In accordance with accounting standards, the redemption fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in our Consolidated Statements of Income.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2014 Notes totaling $18.4 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in our Consolidated Statements of Income.

The Issuers pay interest on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at the Company’s option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes.

Wynn Las Vegas Credit Facilities

Concurrently with the issuance of the New 2020 Notes, Wynn Las Vegas entered into a seventh amendment, dated August 4, 2010, to the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”). After giving effect to this amendment, the maturity date with respect to a portion of the revolving credit facility and the term facility was extended to July 2015 and August 2015, respectively, and the interest margin in respect of the extended portion will increase after June 30, 2013. In addition, lenders made incremental term loans of $248.5 million having a maturity date of August 2015. The amendment made certain other changes including eliminating the maximum Consolidated Leverage Ratio and reducing the minimum Consolidated Interest Coverage Ratio to 1:00 to 1 through June 2013.

As of December 31, 2010, our Credit Agreement consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of December 31, 2010, the Wynn Las Vegas Term Loan was fully drawn and we had borrowed $20.1 million under the Wynn Las Vegas Revolver. We also had $19.7 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. We have availability of approximately $327.2 million under the Wynn Las Vegas Revolver as of December 31, 2010.

The Wynn Las Vegas Term Loan and Revolver are obligations of Wynn Las Vegas, LLC and are guaranteed by and secured by substantially all of the assets (except the corporate aircraft) of each of its subsidiaries (other than Wynn Completion Guarantor, LLC). The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Agreement rank pari passu in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 2017 Notes, the 2020 Notes and the New 2020 Notes and senior in right of payment to all of their existing and future subordinated indebtedness.

As described below, during the year ended December 31, 2009, we (a) extended the maturity of the Wynn Las Vegas Revolver to July 2013, (b) received relief from certain financial covenants, (c) increased the Wynn Las Vegas Revolver by $65 million, (d) repurchased $87.6 million of Wynn Las Vegas Revolver loans at a discount, and (e) used the net proceeds received from our $500 million 7 7/8% First Mortgage Notes issuance to repay amounts outstanding, including a permanent reduction of $360 million.

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

For borrowings under the Wynn Las Vegas Revolver we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 3.0% on the outstanding balance. We also incur a fee of 1.0% on the daily average of unborrowed amounts. For borrowings under the Wynn Las Vegas Term Loan we have historically elected Eurodollar loans, which bear interest at 1-month LIBOR and currently include a margin of 1.875% on the term loan due 2013 and 3% on the term loan due 2015.

The Wynn Las Vegas Credit Agreement contains a requirement that we must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If our Wynn Las Vegas subsidiary meets a Consolidated Leverage Ratio, as defined in the Credit Agreement, of greater than 3.5 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Credit Agreement. If the Consolidated Leverage Ratio is less than 3.5 to 1, then no repayment is required. Based on the current economic conditions in which we are operating, we do not believe that Wynn Las Vegas will have excess cash flow for mandatory repayment pursuant to this provision of the Credit Agreement during the fiscal year ending December 31, 2011, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2011.

The Wynn Las Vegas Credit Agreement contains customary covenants restricting our activities including, but not limited to: the ability to sell assets, make capital expenditures, enter into capital leases, make loans or other investments and incur additional indebtedness. In addition, we are required by the financial covenants to maintain a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2010. Management believes that we are in compliance with all covenants at December 31, 2010.

Wynn Macau Credit Facilities

As of December 31, 2010, our Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. As of December 31, 2010, the Wynn Macau Term Loan was fully drawn and we had borrowed $100.2 million under the Wynn Macau Revolver. Consequently, we have approximately $900 million of availability as of December 31, 2010.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the term loan is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin which was 1.75% through September 30, 2010. Commencing in the fourth quarter of 2010, the Wynn Macau Credit Facilities are subject to a margin of 1.25% to 2.00% depending on Wynn Macau’s leverage ratio at the end of each quarter. At December 31, 2010 the margin was 1.25% to 1.75%.

Collateral for the Wynn Macau Credit Facilities consists of substantially all of the assets of Wynn Macau, S.A. Certain affiliates that own interests in Wynn Macau, S.A., either directly or indirectly through other subsidiaries, have executed guarantees of the loans and pledged their interests in Wynn Macau, S.A. as additional security for repayment of the loans.

The Wynn Macau Credit Facilities contain a requirement that Wynn Macau must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If our Wynn Macau subsidiary meets a Consolidated Leverage Ratio, as defined, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined. If the Consolidated Leverage Ratio is less than 4.0 to 1, then no repayment is required. Based on current estimates we do not believe that our Consolidated Leverage Ratio during the fiscal year ending December 31, 2011 will exceed 4.0 to 1, and therefore we do not expect to make any mandatory repayments pursuant to this requirement during 2011.

The Wynn Macau Credit Facilities contain customary covenants restricting our activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, we are required by the financial covenants to maintain a Leverage Ratio, as defined, of not greater than 4.00 to 1 as of December 31, 2010, and Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that we are in compliance with all covenants at December 31, 2010. Both the Leverage Ratio and the Interest Coverage Ratio requirements remain at not greater than 4.00 to 1 and not less than 2.00 to 1, respectively, for each reporting period during 2011.

Wynn Resorts, Limited

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

During the year ended December 31, 2009, we purchased $65.8 million face amount of the 2014 Notes through open market purchases for $50 million, reflecting a discounted price of 76.1%. As of December 31, 2009, we held this debt and had not contributed it to our wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes, this transaction was treated as an extinguishment of debt by Wynn Resorts in 2009. As part of the March 2010 exchange offer discussed above, Wynn Resorts exchanged $30 million of its 2014 Notes for the 2020 Notes. The remaining $35.8 million were redeemed as part of the tender offer and redemption of all of the 2014 Notes in August 2010 as described above. As of December 31, 2010, Wynn Resorts holds $30 million of the 2020 Notes which have not been contributed to its wholly-owned subsidiary, Wynn Las Vegas.

On December 7, 2010, we paid a cash dividend of $8 per share.

On each of May 26, 2010 and August 26, 2010, we paid a cash dividend of $0.25 per share.

On December 3, 2009, we paid a cash dividend of $4.00 per share.

Our Board of Directors has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. No share repurchases were made during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, we repurchased 10,915,633 shares at a net cost of $940.1 million and during the year ended December 31, 2007, we repurchased 1,889,321 shares at a net cost of $179.2 million. Accordingly, as of December 31, 2010, we had repurchased a total of 12,804,954 shares of our common stock for a net cost of $1.1 billion under the program.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2010, we had outstanding letters of credit totaling $19.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2010 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$2.7	$536.9	$537.4	$2,202.1	$3,279.1
Fixed interest payments	169.4	338.8	338.8	665.4	1,512.4
Estimated variable interest payments[1]	33.8	51.8	23.5	0.7	109.8
Operating leases	5.2	3.0	0.3	2.8	11.3
Construction contracts and commitments	38.6	—	—	—	38.6
Employment agreements	45.0	55.3	13.5	25.9	139.7
Other[2]	67.0	108.3	35.3	61.9	272.5

Total commitments	$361.7	$1,094.1	$948.8	$2,958.8	$5,363.4

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2010. Such rates are at historical lows as of December 31, 2010. Actual rates will vary.
[2]	Other includes open purchase orders, commitments for an aircraft purchase, fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8 “Financial Statements”, Note 15 “Income Taxes”, of this report, we had $83.8 million of unrecognized tax benefits as of December 31, 2010. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2010.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the 2017 Notes, the 2020 Notes and the New 2020 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow and availability under the Wynn Las Vegas Revolver. We cannot assure you; however, that our Las Vegas operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Revolver. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

New business developments or other unforeseen events may occur, resulting in the need to raise additional funds. We continue to explore opportunities to develop additional gaming or related businesses in domestic and international markets. There can be no assurances regarding the business prospects with respect to any other opportunity. Any new development would require us to obtain additional financing. We may decide to conduct any such development through Wynn Resorts or through subsidiaries separate from the Las Vegas or Macau-related entities.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self-insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

Development, Construction and Property and Equipment Estimates

During the construction and development of a resort, pre-opening or start-up costs are expensed when incurred. In connection with the construction and development of our resorts, significant start-up costs are incurred and charged to pre-opening costs through their respective openings. Once our resorts open, expenses associated with the opening of the resorts are no longer charged as pre-opening costs.

During the construction and development stage, direct costs such as those incurred for the design and construction of our resorts, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation expense related to capitalized construction costs is recognized when the related assets are placed in service. Upon the opening of our resorts, we began recognizing depreciation expense on the resort’s fixed assets.

The remaining estimated useful lives of assets are periodically reviewed.

Our leasehold interest in land in Macau under the land concession contract entered into in June 2004 is being amortized over 25 years, to the initial term of the concession contract, which currently terminates in June 2029. Depreciation on a majority of the assets comprising Wynn Macau commenced in September of 2006, when Wynn Macau opened. The maximum useful life of assets at Wynn Macau is deemed to be the remaining life of the land concession or the gaming concession which currently expires in June 2022, as applicable. Consequently, depreciation related to Wynn Macau will generally be charged over shorter periods when compared to Wynn Las Vegas.

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

Allowance for Estimated Doubtful Accounts Receivable

A substantial portion of our outstanding receivables relates to casino credit play. Credit play, through the issuance of markers, represents a significant portion of the table games volume at our Las Vegas Operations. While offered, the issuance of credit at our Macau Operations is less significant when compared to Las Vegas. Our goal is to maintain strict controls over the issuance of credit and aggressively pursue collection from those customers who fail to pay their balances in a timely fashion. These collection efforts may include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies, and litigation. Markers issued at our Las Vegas Operations are generally legally enforceable instruments in the United States, and United States assets of foreign customers may be used to satisfy judgments entered in the United States.

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

As of December 31, 2010 and December 31, 2009, approximately 82% and 76% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	December 31, 2010	December 31, 2009
Casino accounts receivable	$257,951	$205,330
Allowance for doubtful casino accounts receivable	$113,203	$100,959
Allowance as a percentage of casino accounts receivable	43.9%	49.2%
Percentage of casino accounts receivable outstanding over 180 days	31.1%	41.1%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2010 and 2009, approximately 35% and 27% respectively, of our outstanding casino account receivable balance originated at our Macau Operations.

At December 31, 2010, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $2.6 million.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts expense may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as we become aware of additional information about a customer or changes occur in a region’s economy or legal system.

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income. As of December 31, 2010, changes in our interest rate swap fair values are being recorded in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

We measure the fair value of our interest rate swaps on a recurring basis. Accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorize our interest rate swap contracts as Level 2. The fair value approximates the amount we would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore is subject to significant estimation and a high degree of variability of fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date, as applicable.

Stock-Based Compensation

Accounting standards for stock-based payments establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We use the Black-Scholes valuation model to value the equity instruments we issue. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for 2010 would have resulted in an approximate $0.6 million change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. Because of our limited trading history as a public company we have elected to use the simplified method prescribed by applicable accounting standards, for companies with a limited trading history to estimate the expected term. Once we have sufficient trading history, we will estimate the expected term using historical experience for options that have been granted to employees within our stock option plan. A 10% change in the expected term assumption for 2010 would have resulted in an approximate $0.2 million change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Self-Insurance Reserves

We are self-insured up to certain limits for costs of employee health coverage, workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

Our customer loyalty program relates to a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credit that must be replayed in the slot machine. We accrue a liability based on the points earned times the redemption value, less an estimate for breakage, and record a related reduction in casino revenue.

Slot Machine Jackpots

With respect to base and progressive jackpots, we do not accrue a liability in jurisdictions in which we have the ability to avoid payment of the base jackpot because the machine can legally be removed from the gaming floor without payment of the base amount. Conversely, if we are unable to avoid payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

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

As of December 31, 2010, we have a foreign tax credit carryover of $1,307 million and we have recorded a valuation allowance of $1,246 million against this asset based on our estimate of future realization. The foreign tax credits are attributable to the Macau special gaming tax which is 35% of gross gaming revenue in Macau. The U.S. taxing regime only allows a credit for 35% of “net” foreign source income. Due to our current operating history of U.S. losses, we currently do not rely on forecasted taxable income in order to support the utilization of the foreign tax credits. The estimated future foreign tax credit realization was based upon the estimated future taxable income from the reversal of “net” U.S. taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period. The amount of the valuation allowance is subject to change based upon the actual reversal of temporary differences and future taxable income exclusive of reversing temporary differences.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010, 2009 and 2008, we recognized no amounts for interest or penalties.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, during 2010 we were exempted from the payment of approximately $64.4 million in such taxes. On November 30, 2010, Wynn Macau received an additional 5 year exemption to December 31, 2015 related to this tax. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2010 of our expected long-term indebtedness. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2010, such rates remain at historic lows. Actual rates will vary. The one-month LIBOR and HIBOR rates at December 31, 2010 of 0.26% and 0.23%, respectively were used for all variable rate calculations in the table below. The information is presented in U.S. dollar equivalents as applicable.

	Years Ending December 31,
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	—	—	—	—	—	$2,172.0	$2,172.0
Average interest rate						7.8%	7.8%
Variable rate	$2.7	$344.1	$192.8	$189.2	$348.2	$30.1	$1,107.1
Average interest rate	1.5%	1.5%	1.7%	1.5%	3.3%	1.5%	2.1%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis.

Wynn Las Vegas

We entered into an interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/ (decrease) in swap fair value in our Consolidated Statements of Income as the swap does not qualify for hedge accounting.

Wynn Macau

As of December 31, 2010, we had three interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. As of December 31, 2010, this interest rate swap fixes the interest rate on $153.8 million of the current U.S. dollar borrowings under the Wynn Macau Credit Facilities at approximately 4.88%-5.38%. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately US$127.9 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. As of December 31, 2010, this interest rate swap fixes the interest rate on approximately $127.9 million of the current Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at approximately 4.64%. Both of these interest rate swap agreements mature in August 2011. We entered into a third interest rate swap agreement at Wynn Macau to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion

(approximately US$300 million) of borrowings under the Wynn Macau Credit Facilities at approximately 3.4%. This interest rate swap agreement matures in June 2012.

Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values as of December 31, 2010 and 2009, of our interest rate swap arrangements (amounts in thousands):

	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
Liability fair value at:
December 31, 2010	$8,457	$12,992	$21,449
December 31, 2009	$4,224	$16,345	$20,569

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2010 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is our reporting currency:

	Years Ending December 31,
	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Average notional amount	$281.7	$550.0	$—	$—	$—	$—	$831.7
Average pay rate	3.52%	2.32%	—	—	—	—	2.77%
Average receive rate	0.31%	0.57%					0.47%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2010, approximately 92% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2010, an assumed 1% change in variable rates would cause our annual interest cost to change by $2.8 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited Wynn Resorts, Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Las Vegas, Nevada

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Las Vegas, Nevada

February 28, 2011

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,258,499	$1,991,830
Receivables, net	187,464	152,879
Inventories	86,847	107,005
Prepaid expenses and other	28,326	31,242

Total current assets	1,561,136	2,282,956
Property and equipment, net	4,921,259	5,062,059
Intangibles, net	40,205	44,659
Deferred financing costs	61,863	62,227
Deposits and other assets	85,802	99,380
Investment in unconsolidated affiliates	4,232	4,102
Deferred income taxes	—	26,386

Total assets	$6,674,497	$7,581,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$168,135	$135,501
Current portion of long-term debt	2,675	2,675
Income taxes payable	1,163	1,176
Accrued interest	53,999	17,520
Accrued compensation and benefits	70,834	69,825
Gaming taxes payable	173,888	100,980
Other accrued expenses	33,374	26,751
Customer deposits	368,621	318,755
Construction retention	12,266	9,546
Deferred income taxes	2,974	42,856

Total current liabilities	887,929	725,585
Long-term debt	3,264,854	3,566,428
Other long-term liabilities	64,248	120,726
Deferred income taxes	76,881	—
Construction retention	—	8,667

Total liabilities	4,293,912	4,421,406

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 137,404,462 and 136,098,410 shares issued; 124,599,508 and 123,293,456 shares outstanding	1,374	1,361
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	3,346,050	4,239,497
Accumulated other comprehensive income	889	2,446
Retained earnings (deficit)	9,042	(89,559)

Total Wynn Resorts, Limited stockholders’ equity	2,237,948	3,034,338
Noncontrolling interest	142,637	126,025

Total equity	2,380,585	3,160,363

Total liabilities and stockholders’ equity	$6,674,497	$7,581,769

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Operating revenues:
Casino	$3,245,104	$2,206,829	$2,261,932
Rooms	400,291	377,520	326,655
Food and beverage	488,108	436,361	358,715
Entertainment, retail and other	354,332	288,432	270,065

Gross revenues	4,487,835	3,309,142	3,217,367
Less: promotional allowances	(303,137)	(263,531)	(230,043)

Net revenues	4,184,698	3,045,611	2,987,324

Operating costs and expenses:
Casino	2,100,050	1,460,130	1,490,927
Rooms	122,260	111,596	78,238
Food and beverage	272,747	252,687	207,281
Entertainment, retail and other	204,558	166,636	161,862
General and administrative	391,254	365,070	319,303
Provision for doubtful accounts	28,304	13,707	49,405
Pre-opening costs	9,496	1,817	72,375
Depreciation and amortization	405,558	410,547	263,213
Property charges and other	25,219	28,458	32,584

Total operating costs and expenses	3,559,446	2,810,648	2,675,188

Operating income	625,252	234,963	312,136

Other income (expense):
Interest income	2,498	1,740	21,517
Interest expense, net of amounts capitalized	(222,863)	(211,385)	(172,693)
Decrease in swap fair value	(880)	(2,258)	(31,485)
Gain (loss) on extinguishment of debt/exchange offer	(67,990)	18,734	22,347
Equity in income from unconsolidated affiliates	801	121	1,353
Other	225	191	(4,257)

Other income (expense), net	(288,209)	(192,857)	(163,218)

Income before income taxes	337,043	42,106	148,918
(Provision) benefit for income taxes	(20,447)	(2,999)	61,561

Net income	316,596	39,107	210,479
Less: Net income attributable to noncontrolling interests	(156,469)	(18,453)	—

Net income attributable to Wynn Resorts, Limited	$160,127	$20,654	$210,479

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.30	$0.17	$1.94
Diluted	$1.29	$0.17	$1.92
Weighted average common shares outstanding:
Basic	122,787	119,840	108,408
Diluted	123,939	120,185	109,441
Dividends declared per common share:	$8.50	$4.00	$—

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total Wynn Resorts, Ltd stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
	Shares outstanding	Par value
Balances, January 1, 2008	114,370,090	$1,162	$(179,277)	$2,366,687	$(2,905)	$(228,708)	$1,956,959	$—	$1,956,959
Net income	—	—	—	—	—	210,479	210,479	—	210,479
Currency translation adjustment	—	—	—	—	5,519	—	5,519	—	5,519

Comprehensive income							215,998	—	215,998
Exercise of stock options	94,583	1	—	2,781	—	—	2,782	—	2,782
Issuance of restricted stock	560,000	6	—	(6)	—	—	—	—	—
Cancellation of restricted stock	(96,000)	(1)	—	1	—	—	—	—	—
Purchase of treasury stock	(10,915,633)	—	(940,130)	—	—	—	(940,130)	—	(940,130)
Forfeited cash distribution upon cancellation of restricted stock	—	—	—	—	—	1,093	1,093	—	1,093
Issuance of common stock, net	8,000,000	80	—	343,905	—	—	343,985	—	343,985
Stock-based compensation	—	—	—	20,908	—	—	20,908	—	20,908

Balances, December 31, 2008	112,013,040	1,248	(1,119,407)	2,734,276	2,614	(17,136)	1,601,595	—	1,601,595
Net income	—	—	—	—	—	20,654	20,654	18,453	39,107
Currency translation adjustment	—	—	—	—	876	—	876	(106)	770

Comprehensive (loss) income							21,530	18,347	39,877
Exercise of stock options	244,916	3	—	6,344	—	—	6,347	—	6,347
Cancellation of restricted stock	(4,500)	—	—	—	—	—	—	—	—
Forfeited cash distribution upon cancellation of restricted stock	—	—	—	—	—	55	55	—	55
Issuance of common stock, net	11,040,000	110	—	202,035	—	—	202,145	—	202,145
Sale of Wynn Macau, Ltd common stock, net	—	—	—	1,623,228	(1,044)		1,622,184	107,358	1,729,542
Cash distribution	—	—	—	(400,000)	—	(93,132)	(493,132)	—	(493,132)
Excess tax benefits from stock-based compensation	—	—	—	49,013	—	—	49,013	—	49,013
Stock-based compensation	—	—	—	24,601	—	—	24,601	320	24,921

Balances, December 31, 2009	123,293,456	1,361	(1,119,407)	4,239,497	2,446	(89,559)	3,034,338	126,025	3,160,363
Net income	—	—	—	—	—	160,127	160,127	156,469	316,596
Currency translation adjustment	—	—	—	—	(1,557)	—	(1,557)	(597)	(2,154)

Comprehensive (loss) income							158,570	155,872	314,442
Exercise of stock options	1,308,052	13	—	66,173	—	—	66,186	—	66,186
Issuance of restricted stock	50,000	1					1	—	1
Cancellation of restricted stock	(52,000)	(1)	—	—	—	—	(1)	—	(1)
Forfeited cash distribution upon cancellation of restricted stock	—	—	—	—	—	252	252	—	252
Cash distributions	—	—	—	(996,473)	—	(61,778)	(1,058,251)	(140,672)	(1,198,923)
Excess tax benefits from stock-based compensation	—	—	—	10,480	—	—	10,480	—	10,480
Stock-based compensation	—	—	—	26,373	—	—	26,373	1,412	27,785

Balances, December 31, 2010	124,599,508	$1,374	$(1,119,407)	$3,346,050	$889	$9,042	$2,237,948	$142,637	$2,380,585

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$316,596	$39,107	$210,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405,558	410,547	263,213
Deferred income taxes	18,875	(656)	(63,460)
Stock-based compensation	27,168	24,336	20,328
Excess tax benefits from stock-based compensation	(9,833)	(44,909)	—
Amortization and write-offs of deferred financing costs, and other	24,342	26,160	21,951
Loss (gain) on extinguishment of debt/exchange offer	62,608	(18,734)	(22,347)
Provision for doubtful accounts	28,304	13,707	49,405
Property charges and other	10,270	28,458	32,584
Equity in income of unconsolidated affiliates, net of distributions	(130)	594	804
Decrease in swap fair value	880	2,258	31,485
Increase (decrease) in cash from changes in:
Receivables, net	(63,073)	(41,416)	4,621
Inventories and prepaid expenses and other	22,169	3,265	(49,417)
Accounts payable and accrued expenses	213,578	151,239	23,537

Net cash provided by operating activities	1,057,312	593,956	523,183

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(283,828)	(540,929)	(1,333,182)
Restricted cash	—	—	31,052
Deposits and purchase of other assets	(13,034)	(11,258)	(43,589)
Proceeds from sale of equipment	739	1,107	6,720

Net cash used in investing activities	(296,123)	(551,080)	(1,338,999)

Cash flows from financing activities:
Proceeds from exercise of stock options	66,186	6,347	2,782
Excess tax benefits from stock-based compensation	9,833	44,909	—
Proceeds from issuance of common stock	—	202,145	344,250
Proceeds from Wynn Macau, Ltd IPO	—	1,869,653	—
Dividends Paid	(1,192,138)	(489,876)	—
Proceeds from issuance of long-term debt	2,246,361	1,151,781	1,379,968
Principal payments on long-term debt	(2,551,561)	(1,799,040)	(600,260)
Repurchase of Wynn Las Vegas First Mortgage Notes	—	(50,048)	—
Cash restricted for stock repurchases	—	—	500,068
Purchase of treasury stock	—	—	(940,130)
Interest rate swap transactions	—	(9,561)	(6,300)
Payments on long-term land concession obligation	—	(6,065)	(5,751)
Payment of financing costs	(71,317)	(104,730)	(7,055)

Net cash provided by (used in) financing activities	(1,492,636)	815,515	667,572

Effect of exchange rate on cash	(1,884)	(465)	7,028

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(733,331)	857,926	(141,216)
Balance, beginning of period	1,991,830	1,133,904	1,275,120

Balance, end of period	$1,258,499	$1,991,830	$1,133,904

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$171,663	$209,093	$232,019
Change in property and equipment included in accounts and construction payables	(27,670)	(181,366)	83,683
Cash paid for income taxes	1,019	2,894	695
Liability for cash distributions declared on non-vested stock	6,703	3,556	—
Stock-based compensation capitalized into construction in progress	617	585	580

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $663.9 million and $1.4 billion at December 31, 2010 and 2009, respectively, were invested in money market funds, U.S. treasuries and time deposits. The Company utilized Level 1 inputs as described in Note 8 to determine fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

casino customers following investigations of creditworthiness. At December 31, 2010 and 2009, approximately 82% and 76%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $7.2 million, $10.7 million and $87.4 million was capitalized for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $13.2 million, $15.4 million and $17.8 million were amortized to interest expense during the years ended December 31, 2010, 2009 and 2008, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease terms. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts, commissions and points earned in the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. These amounts have increased with the opening of Encore at Wynn Las Vegas in December 2008 and the opening of Encore at

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wynn Macau in April 2010. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Rooms	$52,017	$53,325	$36,155
Food and beverage	94,220	86,798	79,828
Entertainment, retail and other	21,091	12,787	10,486

	$167,328	$152,910	$126,469

Self-Insurance Reserves

The Company is self-insured up to certain limits for costs of employee health coverage, workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, the Company considers historical loss experience and makes judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

The Company’s customer loyalty program relates to a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credit that must be replayed in the slot machine. The Company accrues a liability based on the points earned times the redemption value, less an estimate for breakage, and records a related reduction in casino revenue.

Slot Machine Jackpots

With respect to base and progressive jackpots, the Company does not accrue a liability in jurisdictions in which it has the ability to avoid payment of the base jackpot because the machine can legally be removed from the gaming floor without payment of the base amount. Conversely, if the Company is unable to avoid payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Income. These taxes totaled $1,412.8 million, $892.2 million and $919.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are included in general and administrative expenses. Total advertising costs were $19 million, $20.4 million and $31.2 million, including $11.1 million in 2008 for pre-opening related to Encore at Wynn Las Vegas, for the years ended December 31, 2010, 2009 and 2008, respectively.

Pre-Opening Costs

Pre-opening costs consists primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. During the year ended December 31, 2010, the Company incurred pre-opening costs in connection with the Encore Beach Club and Surrender Nightclub which opened in May 2010, and Encore at Wynn Macau prior to its opening in April 2010. During the year ended December 31, 2009, the Company incurred pre-opening costs in connection with Encore at Wynn Las Vegas prior to its opening in December 2008.

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

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

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010, 2009 and 2008, the Company recognized no amounts for interest or penalties.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2010, 2009 and 2008, consisted of the following (amounts in thousands):

	2010	2009	2008
Weighted average common shares outstanding (used in calculation of basic earnings per share)	122,787	119,840	108,408
Potential dilution from the assumed exercise of stock options and nonvested stock	1,152	345	1,033

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	123,939	120,185	109,441

A total of 1,078,000, 4,899,918 and 880,000 stock options were excluded from the calculation of diluted EPS at December 31, 2010, 2009 and 2008, respectively, because including them would have been anti-dilutive.

Stock-Based Compensation

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

Further information on the Company’s stock-based compensation arrangements is included in Note 14 “Benefit Plans—Stock-Based Compensation”.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in the consolidated financial statements for 2009 and 2008 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

3. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Casino	$257,951	$205,330
Hotel	17,851	18,177
Other	25,753	31,453

	301,555	254,960
Less: allowance for doubtful accounts	(114,091)	(102,081)

	$187,464	$152,879

4. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Land and improvements	$731,810	$704,733
Buildings and improvements	3,735,633	3,215,400
Airplanes	77,421	77,326
Furniture, fixtures and equipment	1,647,424	1,585,495
Leasehold interest in land	85,545	81,521
Construction in progress	22,901	457,594

	6,300,734	6,122,069
Less: accumulated depreciation	(1,379,475)	(1,060,010)

	$4,921,259	$5,062,059

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $391.7 million, $395.2 million and $247.6 million, respectively. The increase during 2009 is due to the depreciation of assets placed in service for Encore at Wynn Las Vegas in December 2008.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2009	$32,168	$9,147	$6,400	$1,334	$49,049
Additions	—	—	—	65	65
Amortization	(2,384)	(2,071)	—	—	(4,455)

December 31, 2009	29,784	7,076	6,400	1,399	44,659
Amortization	(2,383)	(2,071)	—	—	(4,454)

December 31, 2010	$27,401	$5,005	$6,400	$1,399	$40,205

The Macau gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2011 through 2021, and $1 million in 2022.

Show production rights represent amounts paid to purchase the rights to the “Le Rêve” production show. The Company expects that amortization of show production rights will be $2.1 million for each of the years 2011 through 2012, and $0.8 million in 2013.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

6. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Entertainment production costs	$6,849	$11,826
Base stock	26,289	25,549
Deposits and other	52,664	62,005

	$85,802	$99,380

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
6 5/8% Wynn Las Vegas First Mortgage Notes, due December 1, 2014, net of original issue discount of $6,852 at December 31, 2009	$—	$1,627,378
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,679 at December 31, 2010 and $10,529 at December 31, 2009	490,321	489,471
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,933 at December 31, 2010	350,077	—
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	—
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	3,868	252,717
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	16,187	—
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	80,446
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	330,605	—
Wynn Macau Senior Term Loan Facilities (as amended June 2007), due June 27, 2014; interest at LIBOR or HIBOR plus 1.25%-1.75% at December 31, 2010 and 1.75% at December 31, 2009	550,900	552,292
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25% at December 31, 2010 and 1.75% at December 31, 2009	100,165	502,108
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	36,750	38,150
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	24,375	26,541

	3,267,529	3,569,103
Current portion of long-term debt	(2,675)	(2,675)

	$3,264,854	$3,566,428

6 5/8% Wynn Las Vegas First Mortgage Notes

On December 14, 2004, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued $1.3 billion aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014. On November 6, 2007, the Issuers issued, in a private offering, $400 million aggregate principal amount of 6 5/8% first mortgage notes due December 1, 2014 at a price of 97.25% of the principal amount. These notes were issued under the same indenture as the original $1.3 billion first mortgage notes. Both offerings are referred to herein as the “2014 Notes”. The Company paid interest on the 2014 Notes on June 1st and December 1st of each year. In August 2010, the 2014 Notes were redeemed as described below.

7 7/8% Wynn Las Vegas First Mortgage Notes

In October 2009, the Issuers issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. Net proceeds to the Company were $480 million, after deducting the original issue discount and underwriting

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees and other expenses. The Company pays interest on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The notes are senior secured obligations of the Issuers, are guaranteed by Wynn Las Vegas, LLC’s subsidiaries (subject to some exceptions), and are secured on an equal and ratable basis by a first priority lien on substantially all the existing and future assets of the Issuers and guarantors.

On March 26, 2010, the Issuers commenced an offer to exchange all outstanding 2014 Notes for 7 7/8% first mortgage notes due 2020 (the “2020 Notes”), upon the terms and subject to the conditions set forth in an offering memorandum and a related letter of transmittal (the “exchange offer”). The exchange offer was conditioned upon, among other things, the tender of at least $250 million aggregate principal amount of 2014 Notes. The 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer closed on April 28, 2010 with $352 million of the 2014 Notes being validly tendered for exchange to the 2020 Notes.

The noteholders who validly tendered 2014 Notes prior to the early delivery time received an early delivery payment on April 28, 2010 of 1% of the amount tendered in cash, which totaled $3.5 million. In accordance with accounting standards, this has been included as deferred financing costs and will be amortized over the life of the 2020 Notes. The direct costs of the exchange offer incurred with third parties of $4.6 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Consolidated Statements of Income.

The Company pays interest on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at the Company’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities and 2017 Notes. The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors and, subject to approval from the Nevada Gaming Commission, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes.

7 3/4% Wynn Las Vegas First Mortgage Notes

On August 4, 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes were offered only to qualified institutional buyers and outside the United States in accordance with Rule 144A and Regulation S, respectively, under the Securities Act. Wynn Las Vegas, LLC used the net proceeds of the offering along with the proceeds of a $50 million capital contribution from Wynn Resorts, Limited to purchase, and, as applicable, make consent payments for, any and all of the Issuers’ 2014 Notes that were validly tendered and accepted for payment pursuant to Wynn Las Vegas, LLC’s concurrent offer to purchase and consent solicitation with respect to the 2014 Notes, and to redeem all of the 2014 Notes not tendered. On or prior to August 3, 2010, valid tenders had been received with respect to $951.3 million of the $1.3 billion aggregate principal amount of 2014 Notes outstanding. On August 4, 2010, tendering holders received the tender offer consideration in the amount of $1,004.38, plus a consent payment of $30 for each $1,000 principal amount of 2014 Notes, which totaled $32.7 million. The consent solicitation expired on August 3, 2010 and the tender offer expired on August 18, 2010. In accordance with accounting standards the consideration and consent fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Consolidated Statements of Income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 4, 2010, the Trustee, at the request of the Issuers, gave notice of redemption of any and all of the remaining 2014 Notes. The redemption price was equal to 103.313% of the aggregate principal amount of the 2014 Notes redeemed plus accrued and unpaid interest thereon to September 3, 2010. The total redemption fees paid were $10.9 million. In accordance with accounting standards, the redemption fees were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Consolidated Statements of Income.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2014 Notes totaling $18.4 million were expensed and are included in Gain / (loss) on extinguishment of debt / exchange offer in the accompanying Consolidated Statements of Income.

The Company pays interest on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at the Company’s option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and, subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes.

During the year ended December 31, 2009, Wynn Resorts purchased $65.8 million face amount of the 2014 Notes through open market purchases at a discount. These transactions resulted in gains on early extinguishment of debt, net of the write-off of unamortized debt discount and debt issue costs, of $13.7 million for the year ended December 31, 2009. For accounting purposes this transaction was treated as an extinguishment of debt by Wynn Resorts in 2009. As part of the March 2010 exchange offer discussed above, Wynn Resorts exchanged $30 million of its 2014 Notes for the 2020 Notes. The remaining $35.8 million were redeemed as part of the tender offer and redemption of all of the 2014 Notes in August 2010 as described above. As of December 31, 2010, Wynn Resorts holds $30 million of the 2020 Notes which have not been contributed to its wholly-owned subsidiary, Wynn Las Vegas.

Wynn Las Vegas Credit Facilities

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

As of December 31, 2010, the Credit Agreement consisted of a $108.5 million revolving credit facility due July 2013, a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). The Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan are together referred to as the “Wynn Las Vegas Credit Facilities.” As of December 31, 2010, $20.1 million had been borrowed under the Wynn Las Vegas Revolver. The Company also had $19.7 million of outstanding letters of credit that reduce its availability under the Wynn Las Vegas Revolver. The Company has availability of $327.2 million under the Wynn Las Vegas Revolver as of December 31, 2010.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of calculating interest, loans under the Wynn Las Vegas Credit Facilities will be designated, at the election of Wynn Las Vegas, LLC, as Eurodollar Loans or, in certain circumstances, Base Rate Loans. As of December 31, 2010, Eurodollar Loans under the Wynn Las Vegas Revolver and Wynn Las Vegas Term Loan due August 17, 2015 bear interest initially at the Eurodollar rate plus 3.0%. Eurodollar loans under the Wynn Las Vegas Term Loan due August 15, 2013 bear interest initially at the Eurodollar rate plus 1.875%. Interest on Eurodollar Loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months, and every three months in the case of interest periods of six months. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per annum, and (iii) in the case of a Wynn Las Vegas Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Wynn Las Vegas Revolver loans and 0.875% for Wynn Las Vegas Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unborrowed amounts under the Wynn Las Vegas Revolver

The Wynn Las Vegas Credit Facilities are obligations of Wynn Las Vegas, LLC, guaranteed by each of the subsidiaries of Wynn Las Vegas, LLC, other than Wynn Completion Guarantor, LLC. Subject to an intercreditor agreement, and certain exceptions, the obligations of Wynn Las Vegas, LLC and each of the guarantors under the Wynn Las Vegas Credit Facilities are secured by: (1) a first priority pledge of all member’s interests owned by Wynn Las Vegas, LLC in its subsidiaries (other than Wynn Completion Guarantor, LLC) and Wynn Resorts Holdings, LLC’s 100% member’s interest in Wynn Las Vegas, LLC; (2) first mortgages on all real property constituting Wynn Las Vegas, its golf course and Encore at Wynn Las Vegas; and (3) a first priority security interest in substantially all other existing and future assets of Wynn Las Vegas, LLC and the guarantors, excluding an aircraft beneficially owned by World Travel, LLC.

The obligations of Wynn Las Vegas, LLC and the guarantors under the Wynn Las Vegas Credit Facilities rank equal in right of payment with their existing and future senior indebtedness, including indebtedness with respect to the 2017 Notes the 2020 Notes and the New 2020 Notes and ranks senior in right of payment to all of their existing and future subordinated indebtedness.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Wynn Las Vegas Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Wynn Las Vegas Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. The Company does not expect to make any mandatory repayments pursuant to this requirement during 2011. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Wynn Las Vegas Credit Facilities at any time without premium or penalty.

The Credit Agreement contains customary negative covenants and financial covenants, including negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2010. Management believes that the Company was in compliance with all covenants at December 31, 2010. The Consolidated Interest Coverage Ratio remains at 1.00 to 1 through June 2013.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wynn Macau Credit Facilities

As of December 31, 2010 and 2009, the Company’s Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. As of December 31, 2010, the Wynn Macau Term Loan was fully drawn and $100.2 million was outstanding under the Wynn Macau Revolver. Consequently, there was availability of approximately $900 million under the Wynn Macau Revolver as of December 31, 2010.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the Wynn Macau Term Loan is required to be repaid in quarterly installments, commencing in September 2011. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin which was 1.75% through September 30, 2010. Commencing in the fourth quarter of 2010, the Wynn Macau Credit Facilities are subject to a margin of 1.25% to 2.00% depending on Wynn Macau’s leverage ratio at the end of each quarter. At December 31, 2010 the margin was 1.25% to 1.75%.

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

The Wynn Macau Credit Facilities contain a requirement that the Company must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If the Wynn Macau subsidiary meets a Consolidated Leverage Ratio, as defined, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined. If the Consolidated Leverage Ratio is less than 4.0 to 1, then no repayment is required. Based on current estimates the Company does not believe that the Wynn Macau Consolidated Leverage Ratio during the fiscal year ending December 31, 2011 will exceed 4.0 to 1. Accordingly, the Company does not expect to make any mandatory repayments pursuant to this requirement during 2011.

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined, of not greater than 4.00 to 1 as of December 31, 2010, and an Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that the Company was in compliance with all covenants at December 31, 2010.

In 2011, $74.1 million of the Wynn Macau Senior Term Loan Facility is due. In accordance with accounting standards, this $74.1 million has been classified as long-term debt as of December 31, 2010, because the Company has both the intent and ability to repay such amount with borrowings available under the Wynn Macau Senior Revolving Credit Facility, which does not mature until June 2012.

In connection with the initial financing of Wynn Macau, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. (“BNU”) for the benefit of the Macau government. This guarantee assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement. As of December 31, 2010, the guarantee was in the amount of $300 million

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Macau Patacas (approximately US$37 million) and will remain at such amount until 180 days after the end of the term of the concession agreement. BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee not to exceed approximately $5.2 million Macau Patacas (approximately US$0.7 million).

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

Fair Value of Long-Term Debt

The net book value of the 2014 Notes, the 2017 Notes, the 2020 Notes and the New 2020 Notes, as applicable, at December 31, 2010 and 2009, was $2.2 billion and $2.1 billion, respectively. The estimated fair value based on quoted market prices of the 2014 Notes, the 2017 Notes, the 2020 Notes and the New 2020 Notes was approximately $2.3 billion and $2.1 billion as of December 31, 2010 and 2009, respectively. The net book value of the Company’s other debt instruments was $1.1 billion and $1.5 billion as of December 31, 2010 and 2009, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1.1 billion and $1.3 billion at December 31, 2010 and 2009.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the accretion of debt discounts of $11.6 million, are as follows (amounts in thousands):

Years Ending December 31,
2011	$2,675
2012	344,140
2013	192,766
2014	189,258
2015	348,192
Thereafter	2,202,110

$3,279,141

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of December 31, 2010, $5.9 million of the interest rate swap liabilities are included in other accrued expenses and $15.6 million are included in other long-term liabilities. As of December 31, 2009, the interest rate swap liabilities are included in other long-term liabilities.

Liability fair value:	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
(amounts in thousands)
December 31, 2010	$8,457	$12,992	$21,449
December 31, 2009	$4,224	$16,345	$20,569

Wynn Las Vegas Swap

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, beginning November 27, 2009, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings at 5.485%. This interest rate swap agreement matures in November 2012.

Wynn Macau Swaps

The Company has two interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, the Company pays a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 3.39% on Hong Kong dollar borrowings of HK $991.6 million (approximately US$127.9 million) incurred under the Wynn Macau Credit Facilities in exchange for receipt on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of December 31, 2010, these interest rate swaps fix the interest rates on the US dollar and the Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at 4.88%-5.38% and 4.64%, respectively. These interest rate swap agreements mature in August 2011.

The Company entered into a third interest rate swap agreement effective November 27, 2009, to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.15% on borrowings of HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of December 31, 2010, this interest rate swap fixes the interest rate on such borrowings at 3.4%. This interest rate swap agreement matures in June 2012.

9. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. At December 31, 2010 and 2009, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $286,980 and $789,095, respectively.

Villa Suite Lease

On March 17, 2010, Elaine P. Wynn, a director of Wynn Resorts, and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminated December 31, 2010. The lease is currently on a month-to-month basis. Pursuant to the terms of the EW Lease, Elaine P. Wynn will pay annual rent equal to $350,000 which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental. The EW Lease superseded the terms of a prior agreement.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Home Purchase

In May 2010, the Company entered into a new employment agreement with Linda Chen, who is also a director of Wynn Resorts. The term of the new employment agreement is through February 24, 2020. Under the terms of the new employment agreement, the Company purchased a home in Macau for use by Ms. Chen for approximately $5.4 million, and will expend additional funds to renovate the home and will also provide Ms. Chen the use of an automobile in Macau. Upon the occurrence of certain events set forth below, Ms. Chen shall have the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the “Discount Percentage”). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen’s employment without “cause” or termination of Ms. Chen’s employment for “good reason” following a “change of control” and (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen’s termination for “cause,” Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen’s employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of gaming license), the option will terminate.

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

10. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Loss on assets abandoned/retired for remodels	$10,270	$21,696	$32,584
Loss on contract termination	14,949	6,762	—

Total property charges and other	$25,219	$28,458	$32,584

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas as well as miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the year ended December 31, 2009 include a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for an addition at that

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property, a $6.8 million charge for the write-off of two aircraft deposits, and a $5 million charge related to miscellaneous remodels, abandonments and loss on sale of equipment.

Property charges and other for the year ended December 31, 2008 include a charge of $17.8 million for costs associated with Spamalot at Wynn Las Vegas which closed in mid-July 2008. The charge includes production rights that were included in intangible assets, show production costs that were included in other assets and certain other property and equipment. The Company also incurred a charge of $3.6 million related to the abandonment of certain existing floor space at Wynn Macau to begin construction on a new restaurant. The remaining property charges were related to miscellaneous renovations and abandonments at both Wynn Las Vegas and Wynn Macau.

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2010 and 2009, 124,599,508 shares and 123,293,456 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

On June 6, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion. On July 10, 2008, the Board of Directors of the Company authorized an increase of $500 million to its previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. No repurchases were made during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Company repurchased 10,915,633 shares for a net cost of $940.1 million. As of December 31, 2010, the Company had repurchased a cumulative total of 12,804,954 shares of the Company’s Common Stock for a net cost of $1.1 billion under the program.

In March 2009, the Company completed a secondary common stock offering of 11,040,000 shares with net proceeds of $202.1 million.

In November 2008, the Company completed a secondary common stock offering of 8 million shares with net proceeds of $344.3 million.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2010, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

12. Cash Distributions

On November 2, 2010, the Company’s Board of Directors declared a cash dividend of $8 per share on its outstanding Common Stock. This dividend was paid on December 7, 2010 to stockholders of record on November 23, 2010. For the year ended December 31, 2010, $996.5 million was recorded as a distribution in the accompanying Consolidated Statements of Stockholders’ Equity. Of this amount $6.7 million was recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

On May 26, 2010, the Company paid a dividend of $0.25 per share to holders of record on May 12, 2010. On August 26, 2010, the Company paid a dividend of $0.25 per share to holders of record on August 12, 2010. For the year ended December 31, 2010, $61.8 million was recorded as a distribution against retained earnings. Of this amount $0.4 million was recorded as a liability which will be paid to holders of nonvested stock upon the vesting of that stock.

On November 6, 2009, the Company’s Board of Directors declared a cash dividend of $4 per share on its outstanding Common Stock. This dividend was paid on December 3, 2009, to stockholders of record on November 19, 2009. For the year ended December 31, 2009, $493.1 million was recorded as a distribution in the accompanying Consolidated Statements of Stockholders’ Equity. Of this amount $3.7 million was recorded as a liability which will be paid to the holders of nonvested stock upon the vesting of that stock.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock (the “Wynn Macau Limited IPO”). Proceeds to the Company as a result of this transaction were approximately $1.8 billion, net of transaction costs of approximately $84 million. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act, and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. In connection with this transaction, in October 2009, the Company recorded $107.4 million of noncontrolling interest as a separate component of equity in the accompanying Consolidated Balance Sheets and has followed accounting standards for noncontrolling interest in the consolidated financial statements beginning in October 2009. Net income attributable to noncontrolling interest was $156.5 million and $18.5 million for the years ended December 31, 2010 and 2009, respectively.

On November 2, 2010, the Wynn Macau, Limited Board of Directors approved a HK$0.76 per share dividend. The total dividend amount was approximately $508 million and the Company’s share of this dividend was $367 million. A reduction of $140.7 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. Prior to March 16, 2009, the Company matched the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. The Company recorded an expense for matching contributions of $0, $1.4 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Effective March 16, 2009, the Company suspended matching contributions to this plan.

Wynn Macau also operates a defined contribution retirement benefits scheme (the “Scheme”). The Scheme allows eligible employees to contribute 5% of their salary to the Scheme and the Company matches any contributions. The assets of the Scheme are held separately from those of the Company in an independently administered fund. The Company’s matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company’s liability for its contributions payable under the Scheme. For the period from March 1, 2009 through April 30, 2010, the Company suspended its matching contributions. The contributions were reinstated effective May 1, 2010. During the years ended December 31, 2010, 2009 and 2008, the Company recorded an expense for matching contributions of $3.3 million, $0.5 million and $6.1 million, respectively.

Union employees in the Las Vegas operations are covered by various multi-employer pension plans. The Company recorded an expense of $6.8 million, $6.2 million and $4.6 million under such plans for the years ended December 31, 2010, 2009 and 2008, respectively. Information from the plans’ sponsors is not available to permit the Company to determine its share of unfunded vested benefits, if any.

Stock-Based Compensation

The Company established the 2002 Stock Incentive Plan (the “WRL Stock Plan”) to provide for the grant of (i) incentive stock options, (ii) compensatory (i.e. nonqualified) stock options, and (iii) nonvested shares of Common Stock of Wynn Resorts, Limited. Employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company are eligible to participate in the WRL Stock Plan. However, only employees of the Company are eligible to receive incentive stock options.

A maximum of 12,750,000 shares of Common Stock are reserved for issuance under the WRL Stock Plan. As of December 31, 2010, 4,107,378 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Wynn Macau, Limited Stock Incentive Plan

The Company’s majority-owned subsidiary Wynn Macau, Limited adopted a stock incentive plan effective September 16, 2009 (the “WML Stock Plan”). The purpose of the WML Stock Plan is to reward participants, which may include directors and employees of Wynn Macau, Limited who have contributed towards enhancing the value of Wynn Macau and its shares. A maximum of 518.75 million shares have been reserved for issuance under the WML Stock Plan. As of December 31, 2010, 1 million options were outstanding.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Options are granted at the current market price at the date of grant. The WRL Stock Plan provides for a variety of vesting schedules all determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the WRL Stock Plan as of December 31, 2010, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	5,246,593	$58.43
Granted	235,000	72.70
Exercised	(1,308,052)	50.60
Canceled/Expired	(920,833)	60.70

Outstanding at December 31, 2010	3,252,708	61.97	7.6	$138,890,091

Fully vested and expected to vest at December 31, 2010	2,971,310	61.13	7.5	$129,248,167

Exercisable at December 31, 2010	530,623	52.42	4.5	$27,629,668

The following information is provided for stock options of the WRL Stock Plan (amounts in thousand, except weighted average grant date fair value):

	Years Ended December 31,
	2010	2009	2008
Weighted average grant date fair value	$40.32	$28.25	$61.50

Intrinsic value of stock options exercised	$63,095	$8,249	$6,100

Net cash proceeds from the exercise of stock options	$66,186	$6,347	$2,782

Tax benefits realized from the exercise of stock options and vesting of restricted stock	$10,480	$49,013	$—

As of December 31, 2010, there was a total of $70.9 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through May 2019.

Nonvested Shares

A summary of the status of the WRL Stock Plan’s nonvested shares as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	889,000	$88.06
Granted	50,000	107.03
Vested	(26,000)	64.01
Canceled	(52,000)	106.96

Nonvested at December 31, 2010	861,000	$88.75

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information is provided for nonvested stock of the WRL Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2010	2009	2008
Weighted average grant date fair value	$107.03	$—	$97.88

Fair value of shares vested	$2,833	$1,685	$2,487

Approximately $36.7 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2010 will be recognized as compensation over the vesting period of the related grants through December 2016.

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

The fair values of stock options granted under the WRL Stock Plan were estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected dividend yield	1.23%	0.12%	—
Expected stock price volatility	60.9%	54.6%	44.1%
Risk-free interest rate	3.06%	2.7%	3.6%
Expected average life of options (years)	6.9	7.6	9.2

The fair value of the 1 million stock options granted under the WML Stock Plan on the date of grant was also estimated using the Black-Scholes valuation model using the following assumptions:

Year Ended December 31, 2010
Expected dividend yield	0%
Expected stock price volatility	40.8%
Risk-free interest rate	2.4%
Expected average life of options (years)	6.5

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total compensation cost for both the WRL Stock Plan and the WML Stock Plan is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Casino	$10,497	$8,740	$6,799
Rooms	455	460	586
Food and beverage	301	305	845
Entertainment, retail and other	87	19	210
General and administrative	15,828	14,812	11,634
Pre-opening	—	—	254

Total stock-based compensation expense	27,168	24,336	20,328
Total stock-based compensation capitalized	617	585	580

Total stock-based compensation costs	$27,785	$24,921	$20,908

15. Income Taxes

Consolidated income before taxes for domestic and foreign operations consisted of the following (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Domestic	$(239,125)	$(229,861)	$(105,096)
Foreign	576,168	271,967	254,014

Total	$337,043	$42,106	$148,918

The Company’s (provision) benefit for income taxes consisted of the following (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Current
Federal	$—	$—	$—
Foreign	(1,560)	(3,679)	(1,899)

	(1,560)	(3,679)	(1,899)

Deferred
Federal	(9,640)	(2,090)	58,606
Foreign	(9,247)	2,770	4,854

	(18,887)	680	63,460

Total	$(20,447)	$(2,999)	$61,561

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Deferred tax assets—U.S.:
Current:
Receivables, inventories, accrued liabilities and other	$34,384	$34,709
Less: valuation allowance	(30,430)	(25,543)

	3,954	9,166

Long-term:
Foreign tax credit carryforwards	1,306,965	835,370
Pre-opening costs	18,758	23,130
Intangibles and related other	29,069	21,647
Stock-based compensation	16,275	18,002
Interest rate swap valuation adjustment	2,960	1,478
Other credit carryforwards	3,930	5,224
Syndication costs	3,780	3,780
Other	494	369

	1,382,231	909,000
Less: valuation allowance	(1,223,288)	(668,966)

	158,943	240,034

Deferred tax liabilities—U.S.:
Current:
Undistributed IPO proceeds of foreign subsidiary	—	(41,515)
Prepaid insurance, maintenance and taxes	(6,928)	(10,509)

	(6,928)	(52,024)

Long-term:
Property and equipment	(235,824)	(222,899)

	(235,824)	(222,899)

Deferred tax assets—Foreign:
Current:
Pre-opening costs and other	—	4
Less: valuation allowance	—	(2)

	—	2

Long-term:
Pre-opening costs and other	1,588	—
Net operating loss carryforwards	24,791	27,598
Property equipment and other	5,819	—
Less: valuation allowance	(32,198)	(17,208)

	—	10,390

Deferred tax liabilities—Foreign:
Long-term:
Property equipment and other	—	(1,139)

Net deferred tax liability	$(79,855)	$(16,470)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(38.8%)	(133.3%)	(38.6%)
Other items, net:
Foreign tax credits, net of valuation allowance	(104.9%)	77.0%	(484.9%)
Repatriation of Foreign earnings	134.9%	113.8%	472.7%
Excess executive compensation	0.7%	5.4%	—
Non-taxable Foreign income	(24.8%)	(108.6%)	(29.6%)
Non-deductible foreign property charges	—	2.4%	—
Increase(decrease) in liability for uncertain tax positions	—	—	(3.7%)
General Business Credits	(0.4%)	(2.8%)	—
Other, net	1.4%	2.6%	2.8%
Valuation allowance, other	3.0%	15.6%	5.0%

Effective tax rate	6.1%	7.1%	(41.3%)

The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $89.2 million, $64.6 million, and $124 million during the tax years ended December 31, 2010, 2009, and 2008, respectively. These foreign tax loss carryforwards expire in 2013, 2012, and 2011. During 2010, the Company increased its valuation allowance for these tax loss carryforwards such that these foreign tax loss carryforwards are fully reserved. The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock of $10.5 million, $49 million, and $0 as of December 31, 2010, 2009, and 2008, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During 2010 and 2009, the aggregate valuation allowance for deferred tax assets increased by $574.2 million and $69.1 million, respectively. The 2010 and 2009 increases are primarily related to foreign tax credit carryforwards that are not considered more likely than not realizable. As discussed in the succeeding paragraph, the Company does not consider forecasted future operating results when scheduling the realization of deferred tax assets and the required valuation allowance but instead relies solely on the reversal of net taxable temporary differences. The ultimate realization of the Company’s recorded foreign tax credit deferred tax asset is dependent upon the incurrence of sufficient US income tax liabilities attributable to foreign source income during the 10-year foreign tax credit carryover period.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the years ended December 31, 2010, 2009 and 2008, the Company recognized tax benefits of $955.2 million, $125.3 million and $722 million (net of valuation allowance increases) for foreign tax credits applicable to the earnings of Wynn Macau S.A. A significant portion of these credits result from the treatment of the Macau Special Gaming Tax as a U.S. foreign tax credit. Of the $955.2 million, $125.3 million and $722 million, $949.5 million, $121.5 million and $650.6 million were used to offset 2010, 2009 and 2008 U.S. income tax expense incurred as a result of the repatriation of Wynn Macau S.A. earnings and (in 2010 and 2009) the Wynn Macau Limited IPO proceeds. The remaining $5.8 million, $3.8 million and $71.4 million (net of valuation allowance) were recorded as a deferred tax asset. Of the Company’s foreign tax credit carryforwards as of December 31, 2010 of $1.307 billion before valuation allowance, $665.7 million will expire in 2018, $110.9 million will expire in 2019 and $530.4 million in 2020.

Of the December 31, 2010, 2009 and 2008 U.S. valuation allowances of $1.254 billion, $694.5 million and $632 million, $1.246 billion, $689.4 million and $626.9 million relate to U.S. foreign tax credits expected to expire unutilized, $1.3 million, $0 and $0 represent stock-based compensation for foreign based services that may be nondeductible, $2.7 million, $1.3 million and $1.3 million represent stock-based compensation that may be nondeductible under IRC §162(m), and $3.8 million is attributable to syndication costs. Subsequent recognition of income tax benefits associated with syndication costs will be allocated to additional paid-in capital.

As of December 31, 2010 and 2009, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $325.1 million and $358.2 million resulting from earnings of certain non-U.S. subsidiaries which exceed U.S. tax earnings and profits. These amounts in excess thereof are permanently reinvested outside of the U.S. The amount of the unrecognized deferred tax liability without regard to potential foreign tax credits associated with these temporary differences is approximately $113.8 million and $125.4 million for the year ended December 31, 2010 and 2009. At December 31, 2008, the Company had no earnings in foreign subsidiaries that were considered permanently reinvested. Deferred income taxes are provided for foreign earnings planned for repatriation. In connection with the Wynn Macau Limited IPO in 2009 (Note 13), the Company recorded a deferred tax liability net of expected foreign tax credits of $56.1 million to the extent that the book basis of the investment exceeded the tax basis and where that difference was expected to reverse in the foreseeable future. The deferred tax liability was recorded as a reduction in additional paid-in capital. In 2009, the Company repatriated $400 million from the Wynn Macau Limited IPO proceeds leaving a deferred tax liability net of expected foreign tax credits of $41.5 million as of December 31, 2009. During 2010 the Company repatriated an additional $1.143 billion of Wynn Macau, Limited IPO proceeds resulting in the reversal of the $41.5 million deferred tax liability. The amounts repatriated during 2010 and 2009 were used to fund domestic operations, to provide additional U.S. liquidity, and to fund dividends to the Company’s shareholders. During 2008, the Company repatriated $1.071 billion in earnings from Wynn Macau. The 2008 earnings were repatriated to fund the repurchase of $625 million in principal of the Term Loan Facility, to provide available funding for possible future debt repurchases, to provide funding for the completion of Encore at Wynn Las Vegas, and to provide liquidity.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, the Company was exempted from the payment of $64.4 million, $31.7 million, and $27.7 million in such taxes for the years ended December 31, 2010, 2009 and

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement. On October 21, 2010, Wynn Resorts (Macau), S.A. applied for an additional 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010 the request for an additional 5-year Complementary Tax exemption was approved, thereby exempting the casino gaming profits of Wynn Macau S.A. through December 31, 2015.

In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax otherwise due by shareholders of Wynn Macau S.A. on dividend distributions. This agreement is effective as of 2006. Therefore, included in the tax provision for the year ended December 31, 2009, are the amounts related to the years 2006 through 2009 totaling $3.6 million. This agreement on dividends is effective through 2010. On November 3, 2010, Wynn Macau, S.A. applied for an extension of this agreement for an additional five years through December 31, 2015. As of December 31, 2010, the request was still being processed by the Macau government.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	As of December 31,
	2010	2009
Balance—beginning of year	$148,365	$120,779
Additions based on tax positions of the current year	13,164	27,496
Additions based on tax positions of prior years	694	185
Reductions for tax positions of prior years	—	(95)
Settlements	(78,389)	—
Lapses in statutes of limitations	—	—

Balance—end of year	$83,834	$148,365

As of December 31, 2010 and 2009, the Company has recorded a liability related to uncertain tax positions of $35.9 million and $90.3 million, respectively. These amounts are included in Other Long Term Liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2010 and 2009, $48 million and $58 million, respectively, of liabilities related to U.S. and foreign uncertain tax positions that increase the NOL and foreign tax credit carryforward deferred tax assets are classified as reductions of the NOL and foreign tax credit carryforward deferred tax assets in the net deferred tax asset and liability table above. Other uncertain tax positions not increasing the NOL and foreign tax credit carryforward deferred tax assets have been recorded as increases in the liability for uncertain tax positions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010 and 2009, $17.9 million and $16.6 million, respectively, of unrecognized tax benefit would, if recognized, impact the effective tax rate. If incurred, the Company would recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010 and 2009, the Company recognized no interest or penalties.

The Company’s unrecognized tax benefits include certain income tax accounting methods. These accounting methods govern the timing and deductibility of income tax deductions. As a result, the Company’s unrecognized tax benefits could increase by a range of $0 to $8 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. As of December 31, 2010, the Company has filed domestic income tax returns for the years 2002 to 2009 and foreign income tax returns for 2002 to 2009. The Company’s 2002 to 2009 domestic income tax returns remain subject to examination by the IRS and the Company’s 2006 to 2009 Macau income tax returns remain subject to examination by the Macau Finance Bureau.

During 2010, the Company reached an agreement with the Appellate division of the IRS regarding issues raised during the examination of its 2004 and 2005 income tax returns. The issues for consideration by the Appellate division were temporary differences and related to the deduction of certain costs incurred during the development and construction of Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. As a result of this settlement with the Appellate division, the Company reduced its unrecognized tax benefits by $78.4 million. This reduction in unrecognized tax benefits resulted in a decrease in the Company’s liability for uncertain tax positions of $55 million. The settlement of the 2004 and 2005 examination issues did not result in a cash tax payment but rather utilized $88.5 million and $2.5 million in foreign tax credit and general business credit carryforwards. The statute of limitations for the 2004 and 2005 U.S. income tax returns have been extended to September 30, 2011.

During 2010, the Company received the results of an IRS examination of its 2006 through and 2008 U.S. income tax returns and filed its appeal of the examination’s findings with the Appellate division of the IRS. In connection with that appeal, the Company agreed to extend the statute of limitations for its 2006 and 2007 tax returns to December 31, 2011. The Company believes that it will likely reach an agreement with the IRS with respect to the examination of its 2006, 2007 and 2008 U.S. income tax returns within the next 12 months. The issues under examination in these years are temporary differences and relate to the treatment of discounts extended to Las Vegas casino customers gambling on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. Upon the settlement of these issues, unrecognized tax benefits could decrease by $0 to $54 million. The resolution of the 2006, 2007 and 2008 examination is not expected to result in any significant cash payment but rather the utilization of a portion of the foreign tax credit carryforward.

During 2010, the Macau Finance Bureau commenced an examination of the 2006 and 2007 Macau income tax returns filed by Wynn Macau S.A. The Company believes that the examination of the 2006 Macau tax return will likely conclude within the next 12 months; however, the Company is unable to provide a summary of the likely examination issues or the impact on unrecognized tax benefits. As of December 31, 2010, no significant issues have been brought to the Company’s attention and it believes that its liability for uncertain tax positions recorded by Wynn Macau S.A. is adequate with respect to these years.

During the fourth quarter of 2010, the IRS commenced an examination of the Company’s 2009 U.S. income tax return. Since the examination is in its initial stages the Company is unable to determine if it will conclude

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within the next twelve months. The Company believes that its liability for uncertain tax positions related to the period covered by the examination is adequate. The resolution of the 2009 IRS examination is not expected to result in any significant cash payment, but rather the utilization of a portion of the 2009 foreign tax credit carryforward.

In January 2011, the Company received notification that it had been accepted into the IRS Compliance Assurance Program (“CAP”) for the 2011 tax year. Under the CAP program the IRS agents and the taxpayer work together in a pre-filing environment to examine transactions and issues and thus complete the tax examination before the tax return is filed. Entrance into this program should enable the Company to reduce time spent on tax administration and enhance tax reserve and financial statement reporting integrity.

16. Commitments and Contingencies

Wynn Macau

Land Concession Contract. Wynn Macau, S.A. has entered into a land concession contract for the land on which Wynn Macau is located. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made payments to the Macau government under the land concession contract totaling $42.7 million. Wynn Macau, S.A. also paid approximately $18.4 million to an unrelated third party for its relinquishment of rights to a portion of the land. In 2009, the Company and the Macau government agreed to modify this land concession as a result of the construction of Encore at Wynn Macau and the additional square footage that was added as a result of such construction. In November 2009, the Company made an additional one-time land premium payment of $14.2 million. During the term of the land concession contract, Wynn Macau, S.A. is required to make annual lease payments of up to $525,000.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights with respect to any future development on the 52 acres of land in the Cotai area of Macau. The payment will be made within 15 days after the Government of the Special Administrative Region of the People’s Republic of China publishes the Company’s rights to the land in the government’s official gazette. The Company has filed an application for the land with the government of Macau and is awaiting final approval.

Aircraft Deposits

The Company made deposits on three aircraft purchases totaling $19.4 million. The Company was scheduled to take delivery of those aircraft in 2009, 2012 and 2017 with additional payments to be made totaling $142.2 million. On February 19, 2009, the Company cancelled the agreements to purchase two of these aircraft. In connection with the cancellation the Company wrote-off $6.8 million of the deposits, net of amounts refunded. The delivery date for the third aircraft is scheduled for June 2012, and as of December 31, 2010, the Company has made deposits of $8 million toward the purchase of this aircraft, with additional payments to be made totaling $49.3 million.

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for several additional retail outlets. The Company also is a party to joint venture agreements for the operation of one retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2011	$15,085
2012	11,680
2013	3,468
2014	2,577
2015	824
Thereafter	1,223

$34,857

In addition, the Company is the lessee under leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2010, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2011	$5,137
2012	2,514
2013	517
2014	228
2015	97
Thereafter	2,802

$11,295

Rent expense for the years ended December 31, 2010, 2009 and 2008, was $24.4 million, $17.2 million and $17.8 million, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with Judicial Arbitration and Mediation Services regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the District Court, Clark County, Nevada, on May 10, 2010. APC removed the action to the United States District Court, District of Nevada. Management believes that APC’s claim against the Company is without merit and intends to defend this matter vigorously.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas has paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is $5.4 million. Due to the uncertainty surrounding this matter, a receivable has not been recorded as of December 31, 2010.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of Wynn Las Vegas (including Encore at Wynn Las Vegas) and Wynn Macau (including Encore at Wynn Macau). The Company’s total assets and capital expenditures by segment consisted of the following (amounts in thousands):

	As of December 31,
	2010	2009
Assets
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$4,108,516	$4,254,324
Wynn Macau (including Encore at Wynn Macau)	1,777,119	1,990,273
Corporate and other assets	788,862	1,337,172

Total consolidated assets	$6,674,497	$7,581,769

	Years ended December 31,
	2010	2009
Capital expenditures
Wynn Las Vegas (including Encore at Wynn Las Vegas)	$157,080	$245,040
Wynn Macau (including Encore at Wynn Macau)	120,580	295,889
Corporate and other	6,168	—

Total capital expenditures	$283,828	$540,929

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s results of operations by segment for the years ended December 31, 2010, 2009 and 2008 consisted of the following (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Net revenues(1)
Wynn Las Vegas, including Encore	$1,296,064	$1,229,573	$1,098,889
Wynn Macau, including Encore for 2010	2,888,634	1,816,038	1,888,435

Total net revenues	$4,184,698	$3,045,611	$2,987,324

Adjusted Property EBITDA(1, 2)
Wynn Las Vegas, including Encore	$270,299	$244,065	$252,875
Wynn Macau, including Encore for 2010	892,686	502,087	485,857

Total adjusted property EBITDA	1,162,985	746,152	738,732

Other operating costs and expenses
Pre-opening costs	9,496	1,817	72,375
Depreciation and amortization	405,558	410,547	263,213
Property charges and other	25,219	28,458	32,584
Corporate expenses and other	96,659	70,246	57,071
Equity in income from unconsolidated affiliates	801	121	1,353

Total other operating costs and expenses	537,733	511,189	426,596

Operating income	625,252	234,963	312,136

Other non-operating costs and expenses
Interest income	2,498	1,740	21,517
Interest expense, net of amounts capitalized	(222,863)	(211,385)	(172,693)
Decrease in swap fair value	(880)	(2,258)	(31,485)
Gain (loss) from extinguishment of debt/exchange offer	(67,990)	18,734	22,347
Equity in income from unconsolidated affiliates	801	121	1,353
Other	225	191	(4,257)

Total other non-operating costs and expenses	(288,209)	(192,857)	(163,218)

Income before income taxes	337,043	42,106	148,918
(Provision) benefit for income taxes	(20,447)	(2,999)	61,561

Net income	$316,596	$39,107	$210,479

(1)	Encore at Wynn Las Vegas opened December 22, 2008 and is included with Wynn Las Vegas as the two properties operate as one segment. Encore at Wynn Macau opened April 21, 2010 and is included with Wynn Macau as the two properties operate as one segment.
(2)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Quarterly Financial Information (Unaudited)

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2010 and 2009, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Year
Net revenues	$908,918	$1,032,643	$1,005,949	$1,237,188	$4,184,698
Operating income	114,848	148,146	131,949	230,309	625,252
Net income (loss)	57,859	88,917	(2,054)	171,874	316,596
Net income (loss) attributable to Wynn Resorts	26,988	52,405	(33,508)	114,242	160,127
Basic income (loss) per share	$0.22	$0.43	$(0.27)	$0.93	$1.30
Diluted income (loss) per share	$0.22	$0.42	$(0.27)	$0.91	$1.29

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Year
Net revenues	$739,955	$723,256	$773,071	$809,329	$3,045,611
Operating income	27,149	82,798	79,499	45,517	234,963
Net income (loss)	(33,814)	25,479	34,210	13,232	39,107
Net income (loss) attributable to Wynn Resorts	(33,814)	25,479	34,210	(5,221)	20,654
Basic income (loss) per share	$(0.30)	$0.21	$0.28	$(0.04)	$0.17
Diluted income (loss) per share	$(0.30)	$0.21	$0.28	$(0.04)	$0.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page 66.

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

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its Annual Stockholder Meeting to be held on May 17, 2011, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 (the “2011 Proxy Statement”) under the captions “Directors and Executive Officers, “Further Information Concerning the Board of Directors-Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

As part of the Company’s commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors and was last updated on March 6, 2009.

In addition, the Company’s Chief Executive Officer, Chief Financial Officer and Treasurer, Chief Accounting Officer, Vice President of Accounting and Director of Financial Reporting, and individuals in equivalent positions at the Company’s subsidiaries, must comply with an additional Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers. In the event we determine to amend or waive certain provisions of this code of ethics, we will disclose such amendments or waivers on our website at http://www.wynnresorts.com under the heading “Corporate Governance” or as otherwise required by the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2011 Proxy Statement under the caption “Directors and Executive Officer Compensation and Other Matters,” and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,252,708	$61.97	4,107,378
Equity compensation plans not approved by security holders	—	—	—

Total	3,252,708	$61.97	4,107,378

Certain information required by this item will be contained in the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2011 Proxy Statement under the caption “Certain Relationships and Related Transactions, and “Further Information Concerning the Board of Directors-Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2011 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. The following consolidated financial statements of the Company are filed as part of this report under “Item. 8—Financial Statements and Supplementary Data.”

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules filed in Part IV of this report are listed below:

•	Schedule I—Condensed financial information of the registrant

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

Schedule I—Condensed financial information of the registrant.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$662,561	$85,648
Other receivables	541	363
Prepaid expenses	995	999

Total current assets	664,097	87,010
Property and equipment, net	12,746	13,374
Due from subsidiaries	95,681	50,940
Deferred income taxes	—	17,136
Investment in subsidiaries	1,729,393	3,091,550

Total assets	$2,501,917	$3,260,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88	$—
Accrued compensation and benefits	5,256	9,358
Other accrued expenses	1,279	1,515
Deferred income taxes	2,974	1,343

Total current liabilities	9,597	12,216
Other long term liabilities	9,742	7,345
Uncertain tax position liability	25,112	80,086
Deferred income taxes	76,881	—

Total liabilities	121,332	99,647

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 137,404,462 and 136,098,410 shares issued; and, 124,599,508 and 123,293,456 shares outstanding	1,374	1,361
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	3,346,050	4,239,497
Accumulated other comprehensive income	889	2,446
Accumulated deficit	9,042	(89,559)

Total Wynn Resorts, Limited stockholders’ equity	2,237,948	3,034,338
Noncontrolling interest	142,637	126,025

Total equity	2,380,585	3,160,363

Total liabilities and stockholders’ equity	$2,501,917	$3,260,010

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Operating revenues:
Wynn Las Vegas management fees	$19,459	$18,434	$16,504
Wynn Macau royalty fees	114,904	71,537	73,423

Net revenues	134,363	89,971	89,927

Operating costs and expenses:
General and administrative	31,468	21,099	14,126
Provision for doubtful accounts	(68)	(234)	(250)
Depreciation and amortization	483	558	524
Property charges and other	163	—	—

Total operating costs and expenses	32,046	21,423	14,400

Operating income	102,317	68,548	75,527

Other income (expense):
Interest and other income	1,750	623	9,437
Interest expense	—	(12,746)	(59,320)
Increase (decrease) in swap fair value	—	5,773	(19,434)
Gain (loss) on early extinguishment of debt	—	22,512	22,347
Equity in income of subsidiaries	263,684	(28,951)	123,779
Other	—	—	(463)

Other income (expense), net	265,434	(12,789)	76,346

Income before income taxes	367,751	55,759	151,873
(Provision) benefit for income taxes	(51,155)	(16,652)	58,606

Net income	$316,596	$39,107	$210,479
Less: Net income attributable to noncontrolling interests.	(156,469)	(18,453)	—

Net income attributable to Wynn Resorts, Limited	$160,127	$20,654	$210,479

Basic and diluted earnings per common share:
Net income:
Basic	$1.30	$0.17	$1.94
Diluted	$1.29	$0.17	$1.92
Weighted average common shares outstanding:
Basic	122,787	119,840	108,408
Diluted	123,939	120,185	109,441

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$316,596	$39,107	$210,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483	558	524
Deferred income taxes	51,155	16,652	(58,606)
Stock-based compensation	10,792	10,937	6,687
Gain on early extinguishment of debt	—	(22,512)	(22,347)
Provision for doubtful accounts	—	234	—
Amortization of deferred financing costs and other	—	718	3,836
(Increase) decrease in swap fair value	—	(5,773)	19,434
Property charges and other	163	—	—
Dividends received from subsidiary	1,509,584	529,846	1,071,148
Equity in (income) loss of subsidiaries	(263,684)	28,951	(123,779)
Increase (decrease) in cash from changes in:
Receivables	(178)	(597)	37
Prepaid expenses and other	4	1,161	(28)
Accounts payable and accrued expenses	(8,305)	(938)	(9,083)
Due from subsidiaries	(9,040)	(18,434)	(52,912)

Net cash provided by operating activities	1,607,570	579,910	1,045,390

Cash flows from investing activities:
Redemption of Wynn Las Vegas First Mortgage Notes	30,000	—	—
Due from subsidiaries	(25,300)	(37,918)	(9,017)

Net cash provided by (used in) investing activities	4,700	(37,918)	(9,017)

Cash flows from financing activities:
Principal payments on long term debt	—	(364,688)	(596,094)
Repurchase of Wynn Las Vegas First Mortgage Notes	—	(50,048)	—
Note payable to Wynn Las Vegas, LLC	—	—	(80,000)
Borrowings from Wynn Resorts International	—	—	150,000
Repayments to Wynn Resorts International	—	—	(150,000)
Capital contribution to Wynn Las Vegas, LLC	(50,000)	(412,951)	—
Proceeds from issuance of common stock	—	209,760	344,250
Cash distributions	(1,051,543)	(489,876)	—
Exercise of stock options	66,186	6,347	2,782
Cash restricted for stock repurchases	—	—	500,068
Purchase of treasury stock	—	—	(940,130)
Interest rate swap transactions	—	(9,561)	(4,100)
Payments for deferred financing costs and other	—	(7,612)	(3,132)

Net cash used in financing activities	(1,035,357)	(1,118,629)	(776,356)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	576,913	(576,637)	260,017
Balance, beginning of year	85,648	662,285	402,268

Balance, end of year	$662,561	$85,648	$662,285

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

2. Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC’s (a wholly-owned indirect subsidiary of the Company) debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the loan agreement of Wynn Resorts (Macau), S.A. noted below contains similar restrictions. The Company received a cash dividend of $1.51 billion from Wynn Group Asia in 2010. The Company received a cash dividend of $530 million from Wynn Group Asia in November 2009.

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

4. Equity Repurchase Program

On June 6, 2007, the Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.2 billion. On July 10, 2008, the Board of Directors authorized an increase of $500 million to the previously announced equity repurchase program bringing the total authorized to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. No repurchases were made during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Company repurchased 10,915,633 shares for a net cost of $940.1 million. As of December 31, 2010, the Company had repurchased 12,804,954 shares of the Company’s common stock through open market purchases for a net cost of $1.1 billion, at an average cost of $87.42 per share.

5. Common Stock Secondary Offerings

On March 20, 2009, the Company completed a secondary common stock offering of 11,040,000 shares with net proceeds of $202.3 million.

On November 18, 2008, the Company completed a secondary common stock offering of 8,000,000 shares with net proceeds of $344.3 million.

6. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of this subsidiary’s common stock. Net proceeds to the Company as a result of this transaction were approximately $1.8 billion. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. In connection with this transaction, the Company recorded $107.4 million of noncontrolling interest as a separate component of equity in the accompanying Condensed Balance Sheets as of December 31, 2009. Net income attributable to noncontrolling interest was $156.5 million and $18.5 million for the years ended December 31, 2010 and 2009, respectively.

On November 2, 2010, the Wynn Macau, Limited Board of Directors approved a HK$0.76 per share dividend. The total dividend amount was US $508 million and the Company’s share of this dividend was $367 million. A reduction of $140.7 million was made to noncontrolling interest in the accompanying Condensed Balance Sheets to reflect this dividend.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at January 1, 2010	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2010
Allowance for doubtful accounts	$102,081	28,304	(16,294)	$114,091

Description	Balance at January 1, 2009	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2009
Allowance for doubtful accounts	$102,819	13,707	(14,445)	$102,081

Description	Balance at January 1, 2008	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at December 31, 2008
Allowance for doubtful accounts	$66,146	49,405	(12,732)	$102,819

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (31)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant. (1)

4.2	Indenture, dated as of December 14, 2004, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (4)

4.3	First Supplemental Indenture, dated as of June 29, 2005, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (20)

4.4	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (51)

4.5	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (55)

4.6	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (59)

4.7	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee. (59)

10.1	Completion Guaranty, dated December 14, 2004, by Wynn Completion Guarantor, LLC in favor of Deutsche Bank Trust Company Americas, as the Bank Agent, and U.S. Bank National Association, as Indenture Trustee. (17)

*10.2	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn. (1)

*10.3	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited. (10)

*10.4	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007. (35)

*10.5	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (37)

*10.6	Fourth Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (42)

*10.7	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn. (44)

*10.8	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts, Limited and Marc D. Schorr. (27)

*10.9	First Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Marc D. Schorr. (42)

Exhibit No.	Description

*10.10	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Marc D. Schorr. (44).

*10.11	Employment Agreement, dated as of October 1, 2005, by and between Wynn Las Vegas, LLC and Matt Maddox. (42)

*10.12	First Amendment to Employment Agreement, dated as of May 5, 2008, by and between Wynn Resorts, Limited and Matt Maddox. (41)

*10.13	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Matt Maddox. (42)

*10.14	Amendment to Employment Agreement, dated as of February 13, 2009, by and between Wynn Resorts, Limited and Matt Maddox. (44)

*10.15	Fourth Amendment to Employment Agreement, dated as of March 5, 2009, by and between Wynn Resorts, Limited and Matt Maddox. (45)

*10.16	Fifth Amendment to Employment Agreement, dated as of February 2, 2010, by and between Wynn Resorts, Limited and Matt Maddox.(53)

*10.17	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp. (23)

*10.18	First Amendment to Employee Agreement, dated as of March 26, 2008, between Wynn Resorts, Limited and John Strzemp (39)

*10.19	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and John Strzemp. (42)

*10.20	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and John Strzemp. (44)

*10.21	Fourth Amendment to Employment Agreement, dated as of March 23, 2009, by and between Wynn Resorts, Limited and John Strzemp. (46)

*10.22	Employment Agreement dated October 27, 2006, by and between World Wide Wynn, LLC and Linda C. Chen. (29)

*10.23	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between World Wide Wynn, LLC and Linda C. Chen. (42)

*10.24	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Worldwide Wynn and Linda E. Chen. (44)

*10.25	Employment agreement, dated May 12, 2010, by and between Worldwide Wynn, LLC and Linda C. Chen. (57)

*10.26	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra. (52)

*10.27	First Amendment to Employment Agreement, dated as of December 31, 2008 by and between Wynn Resorts, Limited and Kim Sinatra. (52)

*10.28	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra. (52)

*10.29	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra. (52)

Exhibit No.	Description

10.30	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited. (1)

*10.31	2002 Stock Incentive Plan. (2)

*10.32	2002 Stock Incentive Plan as Amended and Restated effective May 12, 2010.(58)

*10.33	Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (56)

*10.34	Form of Stock Option Grant Notice. (13)

*10.35	Form of Restricted Stock Agreement pursuant to 2002 Stock Incentive Plan. (56)

*10.36	Form of Indemnity Agreement. (13)

10.37	Stockholders Agreement, dated as of April 11, 2002, by and among Stephen A. Wynn, Baron Asset Fund and Aruze USA, Inc. (7)

10.38	Amendment to Stockholders Agreement as of November 8, 2006. (30)

10.39	Amended and Restated Stockholder Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc.(52)

10.40	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn. (60)

10.41	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn. (61)

10.42	Waiver and Consent, dated as of July 31, 2009, by and among Stephen A. Wynn, Baron Investment Funds Trust (formerly known as Baron Asset Fund) and Aruze USA, Inc. (49)

10.43	Waiver and Consent, dated as of August 13, 2009, by and between Stephen A. Wynn and Aruze USA, Inc. (50)

10.44	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A. (10)

10.45	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement). (8)

10.46	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement). (12)

10.47	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (9)

10.48	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited. (8)

10.49	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (10)

10.50	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (10)

Exhibit No.	Description

10.51	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC. (10)

10.52	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (10)

10.53	Registration Rights Agreement, dated October 30, 2002, by and between the Registrant and Stephen A. Wynn. (2)

10.54	Registration Rights Agreement, dated as of June 12, 2003, by and between Wynn Resorts, Limited and Societe des Bains de Mer et du Cercle des Etrangers a Monaco. (5)

10.55	Registration Rights Agreement, dated as of July 7, 2003, by and among Wynn Resorts, Limited, Wynn Resorts Funding, LLC, Deutsche Bank Securities Inc. and SG Cowen Securities Corporation. (3)

10.56	Registration Rights Agreement, dated as of August 28, 2004, by and between S.H.W. & Co. Limited and Wynn Resorts, Limited. (6)

10.57	Registration Rights Agreement, dated as of September 1, 2004, by and between Classic Wave Limited and Wynn Resorts, Limited. (6)

10.58	Registration Rights Agreement, dated as of September 1, 2004, by and between L’Arc de Triomphe Limited and Wynn Resorts, Limited. (6)

10.59	Registration Rights Agreement, dated as of September 1, 2004, by and between SKKG Limited and Wynn Resorts, Limited. (6)

10.60	Registration Rights Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantor signatories thereto and Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc. and SG Americas Securities, LLC. (17)

10.61	Registration Rights Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the guarantors party thereto, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (33)

10.62	Registration Rights Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc. and Banc of America Securities LLC. (51)

10.63	Registration Rights Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein, Deutsche Bank Securities Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. (55)

10.64	Registration Rights Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors, Deutsche Bank Securities Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, RBS Securities Inc. and UBS Securities LLC.(59)

10.65	Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts, Limited, as pledgor, and U.S. Bank National Association, as trustee and collateral agent. (3)

10.66	Collateral Pledge and Security Agreement, dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as the pledgor, and U.S. Bank National Association, as collateral agent and trustee. (3)

10.67	Supplement No. 1, dated as of July 30, 2003, to the Collateral Pledge and Security Agreement dated as of July 7, 2003, by and between Wynn Resorts Funding, LLC, as pledgor and U.S. Bank National Association, as collateral agent and trustee. (3)

Exhibit No.	Description

10.68	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (15)

10.69	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent. (10)

10.70	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent. (22)

10.71	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent. (31)

10.72	Common Terms Agreement Third Amendment Agreement dated September 8, 2009 between, among others, Wynn Resorts (Macau) S.A. as the company and Société Générale, Hong King Branch as security agent. (52)

10.73	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein. (10)

10.74	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders. (22)

10.75	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders. (31)

10.76	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein. (10)

10.77	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders. (22)

10.78	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders. (31)

10.79	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein. (10)

Exhibit No.	Description

10.80	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders. (22)

10.81	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders. (31)

10.82	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others. (10)

10.83	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.84	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.85	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.86	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.87	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent. (10)

10.88	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino. (10)

10.89	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent. (22)

10.90	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others. (22)

10.91	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Las Vegas, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (17)

10.92	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Sunrise, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (17)

10.93	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of December 14, 2004, made by Wynn Golf, LLC, as trustor, to Nevada Title Company, as trustee, for the benefit of Deutsche Bank Trust Company Americas, as collateral agent. (17)

Exhibit No.	Description

10.94	Guarantee and Collateral Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (17)

10.95	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (34)

10.96	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (32)

10.97	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (33)

10.98	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (51)

10.99	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(55)

10.100	Intercreditor Agreement, dated as of December 14, 2004, among Deutsche Bank Trust Company Americas, as bank agent, Deutsche Bank Trust Company Americas, as collateral agent, and U.S. Bank National Association, as trustee. (4)

10.101	Pledge and Security Agreement, dated as of December 14, 2004, made by Wynn Resorts Holdings, LLC, Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC and the other Grantors from time to time party thereto in favor of Deutsche Bank Trust Company Americas, as administrative agent. (17)

10.102	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (17)

10.103	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (17)

10.104	Irrevocable Trust Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and Wells Fargo Bank, National Association, as Trustee. (17)

10.105	Amended and Restated Project Administration Services Agreement, dated December 14, 2004, between Wynn Las Vegas, LLC and Wynn Design & Development, LLC. (17)

10.106	Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (17)

10.107	Agreement of Lease, dated January 10, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (18)

Exhibit No.	Description

10.108	Amendment No. 1 to Agreement of Lease, dated April 21, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (18)

10.109	Second Amendment to Agreement of Lease, made as of June 10, 2008, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (40)

10.110	Third Amendment to Agreement to Lease made as of March 18, 2009, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (44)

10.111	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn.(54)

10.112	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas and Stephen A. Wynn.(54)

10.113	Agreement of Termination, dated June 30, 2005, by and between Stephen A. Wynn and Wynn Las Vegas, LLC. (19)

10.114	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (62)

10.115	Aircraft Time Sharing Agreement dated as of November 25, 2002, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (52)

10.116	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (52)

10.117	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (52)

10.118	Aircraft Time Sharing Agreement dated as of November 26, 2002, by and between Las Vegas Jet, LLC and Marc Schorr. (52)

10.119	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Marc Schorr. (52)

10.120	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Marc Schorr. (52)

10.121	Commitment to Pay Project Costs, dated as of March 31, 2006, by and between Wynn Resorts, Limited in favor of Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as Trustee. (25)

10.122	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (28)

10.123	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (31)

Exhibit No.	Description

10.124	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (32)

10.125	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (38)

10.126	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (47)

10.127	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (48)

10.128	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent.(55)

10.129	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (59)

10.130	Credit Agreement dated June 21, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc and Bank of America Securities LLC. (31)

10.131	First Amendment to Credit Agreement, dated as of August 1, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement. (36)

Exhibit No.	Description

10.132	Second Amendment to Credit Agreement, dated as of November 13, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement. (43)

14.1	Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers (adopted November 12, 2003) (16)

21.1	Subsidiaries of the Registrant (62)

23.1	Consent of Ernst & Young LLP (62)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (62)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (62)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (62)

*101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Stockholders’ Equity at December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements.**

*	Denotes management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 18, 2002.
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2003.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 17, 2004.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 13, 2003.
(6)	Incorporated by reference from the Registration Statement on Form S-3 filed by the Registrant on September 1, 2004 (File No. 333-118741).
(7)	Incorporated by reference from the Form S-1 filed by the Registrant on June 17, 2002.
(8)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2003.

(12)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(13)	Incorporated by reference from Amendment No. 5 to the Form S-1 filed by the Registrant on October 21, 2002 (File No. 333-90600).
(14)	Incorporated by reference from the Form S-8 filed by the Registrant on October 31, 2002.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2004.
(17)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2005.
(19)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2005.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 29, 2005.
(21)	Not used.
(22)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(24)	Not used.
(25)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2006.
(26)	Not used.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(28)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 2, 2006.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2006.
(31)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(33)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(35)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(36)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2008.
(37)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.
(38)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(39)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 28, 2008.
(40)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on June 12, 2008.
(41)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 7, 2008.
(42)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(43)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2008.
(44)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2009.
(45)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 9, 2009.
(46)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 23, 2009.
(47)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(48)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.

(49)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 3, 2009.
(50)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 19, 2009.
(51)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(52)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on January 6, 2010.
(53)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 5, 2010.
(54)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(55)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(56)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 7, 2010
(57)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 18, 2010.
(58)	Incorporated by reference from the Registration Statement on Form S-8 filed by the Registrant on July 27, 2010.
(59)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(60)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 26, 2010.
(61)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 15, 2010.
(62)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 28, 2011	By	/s/ STEPHEN A. WYNN
Stephen A. Wynn
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ KAZUO OKADA Kazuo Okada	Vice Chairman of the Board	February 28, 2011

/s/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 28, 2011

/s/ RUSSELL GOLDSMITH Russell Goldsmith	Director	February 28, 2011

Dr. Ray R. Irani	Director

/s/ ROBERT J. MILLER Robert J. Miller	Director	February 28, 2011

/s/ JOHN A. MORAN John A. Moran	Director	February 28, 2011

/s/ MARC SCHORR Marc Schorr	Chief Operating Officer and Director	February 28, 2011

/s/ ALVIN SHOEMAKER Alvin V. Shoemaker	Director	February 28, 2011

/s/ D. BOONE WAYSON D. Boone Wayson	Director	February 28, 2011

Signature	Title	Date

/s/ ELAINE P. WYNN Elaine P. Wynn	Director	February 28, 2011

/s/ ALLAN ZEMAN Allan Zeman	Director	February 28, 2011

/s/ MATT MADDOX Matt Maddox	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2011