Form 10-Q
period 2011-03-31
WYNN RESORTS LTD
filed 2011-05-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common stock, $0.01 par value	124,757,759

WYNN RESORTS, LIMITED AND SUBSIDIARIES

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,446,832	$1,258,499
Receivables, net	186,841	187,464
Inventories	80,896	86,847
Prepaid expenses and other	30,748	28,326

Total current assets	1,745,317	1,561,136
Property and equipment, net	4,854,124	4,921,259
Intangibles, net	39,091	40,205
Deferred financing costs	59,052	61,863
Deposits and other assets	81,649	85,802
Investment in unconsolidated affiliates	3,934	4,232

Total assets	$6,783,167	$6,674,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$154,834	$168,135
Current portion of long-term debt	2,675	2,675
Income taxes payable	1,206	1,163
Accrued interest	42,449	53,999
Accrued compensation and benefits	76,114	70,834
Gaming taxes payable	156,521	173,888
Other accrued expenses	33,021	33,374
Customer deposits	383,556	368,621
Construction retention	11,185	12,266
Deferred income taxes	2,974	2,974

Total current liabilities	864,535	887,929
Long-term debt	3,163,945	3,264,854
Other long-term liabilities	61,118	64,248
Deferred income taxes	77,665	76,881

Total liabilities	4,167,263	4,293,912

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 137,478,112 and 137,404,462 shares issued; 124,673,158 and 124,599,508 shares outstanding	1,375	1,374
Treasury stock, at cost; 12,804,954 shares	(1,119,407)	(1,119,407)
Additional paid-in capital	3,355,890	3,346,050
Accumulated other comprehensive income (loss)	(9)	889
Retained earnings	182,846	9,042

Total Wynn Resorts, Limited stockholders’ equity	2,420,695	2,237,948
Noncontrolling interest	195,209	142,637

Total equity	2,615,904	2,380,585

Total liabilities and stockholders’ equity	$6,783,167	$6,674,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating revenues:
Casino	$1,006,305	$691,588
Rooms	115,381	92,907
Food and beverage	128,864	111,774
Entertainment, retail and other	98,954	82,847

Gross revenues	1,349,504	979,116
Less: promotional allowances	(89,232)	(70,198)

Net revenues	1,260,272	908,918

Operating costs and expenses:
Casino	624,355	448,191
Rooms	30,572	31,143
Food and beverage	65,997	61,836
Entertainment, retail and other	56,275	50,124
General and administrative	87,661	87,001
Provision for doubtful accounts	10,161	7,018
Pre-opening costs	—	2,311
Depreciation and amortization	101,347	104,565
Property charges and other	3,348	1,881

Total operating costs and expenses	979,716	794,070

Operating income	280,556	114,848

Other income (expense):
Interest income	399	288
Interest expense, net of capitalized interest	(58,263)	(49,261)
Increase (decrease) in swap fair value	4,230	(3,602)
Equity in income from unconsolidated affiliates	602	391
Other	917	264

Other income (expense), net	(52,115)	(51,920)

Income before income taxes	228,441	62,928
Provision for income taxes	(2,106)	(5,069)

Net income	226,335	57,859
Less: Net income attributable to noncontrolling interests	(52,531)	(30,871)

Net income attributable to Wynn Resorts, Limited	$173,804	$26,988

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.40	$0.22
Diluted	$1.39	$0.22
Weighted average common shares outstanding:
Basic	123,757	122,411
Diluted	125,371	122,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$226,335	$57,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,347	104,565
Deferred income taxes	1,817	4,795
Stock-based compensation	6,745	6,927
Excess tax benefits from stock-based compensation	(991)	(318)
Amortization and write-offs of deferred financing costs and other	3,345	5,709
Provision for doubtful accounts	10,161	7,018
Property charges and other	3,348	1,881
Equity in income of unconsolidated affiliates, net of distributions	298	206
(Increase) decrease in swap fair value	(4,230)	3,602
Increase (decrease) in cash from changes in:
Receivables, net	(9,564)	(12,048)
Inventories and prepaid expenses and other	3,031	1,842
Accounts payable and accrued expenses	(18,463)	(40,942)

Net cash provided by operating activities	323,179	141,096

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(32,347)	(89,259)
Deposits and purchase of other assets	(4,444)	(394)
Proceeds from sale of equipment	53	196

Net cash used in investing activities	(36,738)	(89,457)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,254	822
Excess tax benefits from stock-based compensation	991	318
Principal payments on long-term debt	(100,980)	(286,866)
Payment of deferred financing costs	(58)	—

Net cash used in financing activities	(97,793)	(285,726)

Effect of exchange rate on cash	(315)	(728)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	188,333	(234,815)
Balance, beginning of period	1,258,499	1,991,830

Balance, end of period	$1,446,832	$1,757,015

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

The Company currently owns and operates casino hotel resort properties in Las Vegas, Nevada and Macau. In Las Vegas, Nevada, the Company owns Wynn Las Vegas, which opened on April 28, 2005 and was expanded with the opening of Encore at Wynn Las Vegas on December 22, 2008 (“Wynn Las Vegas” or the “Las Vegas Operations”). In Macau, the Company owns Wynn Macau, which opened on September 6, 2006 and was expanded with the opening of Encore at Wynn Macau on April 21, 2010 (“Wynn Macau” or the “Macau Operations”).

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $862.6

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

million and $663.9 million at March 31, 2011 and December 31, 2010, respectively, were invested in money market accounts, U.S. Treasuries and time deposits. The Company utilized Level 1 inputs as described in Note 9 to determine fair value.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2011 and December 31, 2010, approximately 75% and 82%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenue Recognition and Promotional Allowances

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by discounts and commissions, and points earned in the player’s club loyalty program.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Rooms	$13,605	$12,841
Food and beverage	26,742	23,348
Entertainment, retail and other	4,479	5,083

Total	$44,826	$41,272

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $425.3 million and $287.8 million for the three months ended March 31, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended March 31, 2011 and 2010, advertising costs totaled approximately $3.6 million and $4.3 million, respectively.

3. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include stock options and nonvested stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding (used in calculation of basic earnings per share)	123,757	122,411

Potential dilution from the assumed exercise of stock options and nonvested stock	1,614	571

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	125,371	122,982

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A total of 630,000 and 3,012,500 stock options were excluded from the calculation of diluted EPS at March 31, 2011 and 2010, respectively, because including them would have been anti-dilutive. Another 10,000 and 1,053,500 stock options were out-of-the-money at March 31, 2011 and 2010, respectively, and were also excluded as anti-dilutive.

4. Comprehensive Income

Total comprehensive income consisted of the following (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$226,335	$57,859
Currency translation adjustment	(1,243)	(822)

Total comprehensive income	225,092	57,037
Less: Comprehensive income attributable to noncontrolling interests	52,186	30,643

Comprehensive income attributable to Wynn Resorts	$172,906	$26,394

As of March 31, 2011 and December 31, 2010, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2011 and 2010 totaled approximately $66.6 million and $13.4 million, respectively. Interest capitalized for the three months ended March 31, 2011 and 2010, totaled $0 and $5.4 million, respectively.

For the three months ended March 31, 2011 and 2010, capital expenditures include a decrease of $3.8 million and $9.8 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Casino	$248,622	$257,951
Hotel	19,448	17,851
Retail leases and other	38,074	25,753

	306,144	301,555
Less: allowance for doubtful accounts	(119,303)	(114,091)

	$186,841	$187,464

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Land and improvements	$733,559	$731,810
Buildings and improvements	3,741,908	3,735,633
Airplanes	77,436	77,421
Furniture, fixtures and equipment	1,664,280	1,647,424
Leasehold interest in land	85,516	85,545
Construction in progress	13,893	22,901

	6,316,592	6,300,734
Less: accumulated depreciation	(1,462,468)	(1,379,475)

	$4,854,124	$4,921,259

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,412 at March 31, 2011 and $9,679 at December 31, 2010	$490,588	$490,321
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,898 at March 31, 2011 and $1,933 at December 31, 2010	350,112	350,077
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	3,868	3,868
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	16,187	16,187
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	44,281
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	330,605	330,605
Wynn Macau Senior Term Loan Facilities, due June 27, 2014; interest at LIBOR or HIBOR plus 1.25% – 1.75%	550,746	550,900
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25%	—	100,165
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	36,400	36,750
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	23,833	24,375

	3,166,620	3,267,529
Current portion of long-term debt	(2,675)	(2,675)

	$3,163,945	$3,264,854

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Wynn Las Vegas Revolving Credit Facilities

As of March 31, 2011, $20.1 million had been borrowed under the Wynn Las Vegas Revolving Credit Facilities. The Company also had $19.5 million of outstanding letters of credit that reduce its availability under the Wynn Las Vegas Revolving Credit Facilities. Accordingly, the Company has availability of $327.4 million under the Wynn Las Vegas Revolving Credit Facilities as of March 31, 2011.

Wynn Macau Senior Revolving Credit Facility

During the three months ended March 31, 2011, the Company repaid approximately $100.2 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. As of March 31, 2011, the outstanding balance was $0 and the Company had availability of $1 billion under the Wynn Macau Credit Facilities.

In September 2011, $111.1 million of the Wynn Macau Senior Term Loan Facilities is due. In accordance with accounting standards, this $111.1 million has been classified as long-term debt as of March 31, 2011 and December 31, 2010, respectively, because the Company has both the intent and ability to repay such amount with borrowings available under the Wynn Macau Senior Revolving Credit Facility, which does not mature until June 2012.

Debt Covenant Compliance

As of March 31, 2011, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $2.2 billion at both March 31, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based on quoted market prices, was approximately $2.3 billion at both March 31, 2011 and December 31, 2010, respectively. The net book value of the Company’s other debt instruments was approximately $1 billion and $1.1 billion at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s other debt instruments was approximately $982 million and $1.1 billion at March 31, 2011 and December 31, 2010, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these interest rate swaps as Level 2.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of March 31, 2011, $3.8 million of the interest rate swap liabilities are included in other accrued expenses and $13.4 million are included in other long-term liabilities. As of December 31, 2010, $5.9 million of the interest rate swap liabilities are included in other accrued expenses and $15.6 million are included in other long-term liabilities.

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
(amounts in thousands)
March 31, 2011	$7,116	$10,103	$17,219
December 31, 2010	$8,457	$12,992	$21,449

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

Wynn Macau Swaps

The Company has three interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, the Company pays a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 3.39% on Hong Kong dollar borrowings of HK $991.6 million (approximately US$127.9 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of March 31, 2011, these interest rate swaps fix the interest rates on the US dollar and the Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at 4.88%—5.38% and 4.64%, respectively. These interest rate swap agreements mature in August 2011.

The Company entered into a third interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.15% on borrowings of HK$2.3 billion (approximately US$300 million) incurred under

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of March 31, 2011, this interest rate swap fixes the interest rate on such borrowings at 3.4%. This interest rate swap agreement matures in June 2012.

10. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2011 and December 31, 2010, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $560,520 and $286,980, respectively.

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value will be $503,831 per year. The rental value for the villa will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa are included in the rental.

On March 17, 2010, Elaine P. Wynn and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. Pursuant to the terms of the EW Lease, Elaine P. Wynn paid annual rent equal to $350,000, which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite were included in the rental. The EW Lease superseded the terms of a prior agreement. The term of the EW lease commenced as of March 1, 2010 and was scheduled to terminate on December 31, 2010. The lease was extended on a month-to-month basis after December 31, 2010 and was terminated on March 31, 2011.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Property Charges and Other

Property charges and other for the three months ended March 31, 2011 and 2010 were $3.3 million and $1.9 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2011 included the write off of certain costs related to a show cancellation in Las Vegas and miscellaneous renovations and abandonments at our resorts.

12. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock (the “Wynn Macau Limited IPO”). The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $52.5 million and $30.9 million for the three months ended March 31, 2011 and 2010, respectively.

13. Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Casino	$2,629	$2,501
Rooms	98	135
Food and beverage	211	56
Entertainment, retail and other	7	35
General and administrative	3,800	4,200

Total stock-based compensation expense	6,745	6,927
Total stock-based compensation capitalized	195	146

Total stock-based compensation costs	$6,940	$7,073

14. Commitments and Contingencies

Wynn Macau

Cotai Development. The Company has applied to the government of Macau for a land concession on approximately 52 acres of land on Cotai and are awaiting final government approval on the concession. We continue work on the concept and design of this property, but cannot prepare a final timeline or budget until government approval on the land concession has been received.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights in and to any future development on

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the approximately 52 acres of land in the Cotai area of Macau. The payment will be made within 15 days after the Government of the Special Administrative Region of the People’s Republic of China publishes the Company’s rights to the land in the government’s official gazette.

Litigation

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with Judicial Arbitration and Mediation Services regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the District Court, Clark County, Nevada, on May 10, 2010. APC removed the action to the United States District Court, District of Nevada. In March 2011, the court denied APC’s motion to compel arbitration. APC has appealed. Management believes that APC’s claim against the Company is without merit and intends to defend this matter vigorously.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. Through April 2008, Wynn Las Vegas paid use tax on these items and has filed for refunds for the periods from April 2005 to April 2008. The amount subject to these refunds is approximately $5.4 million. As of March 31, 2011, the Company had not recorded a receivable related to this matter.

15. Income Taxes

For the three months ended March 31, 2011 and 2010, the Company recorded tax expense of $2.1 million and $5.1 million, respectively. The Company’s provision for income taxes is primarily comprised of increases in its domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the three months ended March 31, 2011, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010 Wynn Macau S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, the Company was exempted from the payment of approximately $21.2 million in such taxes during the three months ended March 31, 2011. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	March 31, 2011	December 31, 2010
Las Vegas Operations	$4,100,497	$4,108,516
Macau Operations	1,853,874	1,777,119
Corporate and other assets	828,796	788,862

Total consolidated assets	$6,783,167	$6,674,497

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Net Revenues
Las Vegas Operations	$394,590	$318,271
Macau Operations	865,682	590,647

Total Net Revenues	$1,260,272	$908,918

Adjusted Property EBITDA (1)
Las Vegas Operations	$132,127	$60,305
Macau Operations	272,831	181,590

Total	404,958	241,895

Other operating costs and expenses
Pre-opening costs	—	2,311
Depreciation and amortization	101,347	104,565
Property charges and other	3,348	1,881
Corporate expenses and other	19,105	17,899
Equity in income from unconsolidated affiliates	602	391

Total	124,402	127,047

Operating income	280,556	114,848

Non-operating costs and expenses
Interest income	399	288
Interest expense, net of amounts capitalized	(58,263)	(49,261)
Increase (decrease) in swap fair value	4,230	(3,602)

Equity in income from unconsolidated affiliates	602	391
Other	917	264

Total	(52,115)	(51,920)

Income before income taxes	228,441	62,928

Provision for income taxes	(2,106)	(5,069)

Net income	$226,335	$57,859

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

17. Subsequent Events

On April 19, 2011, the Board of Directors of the Company declared a cash dividend of $0.50 per share, payable on May 17, 2011 to stockholders of record as of May 3, 2011.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as our “Las Vegas Operations.” In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. On April 21, 2010 we opened Encore at Wynn Macau, a further expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as our “Macau Operations.”

Our Resorts

The following table sets forth information about our resorts as of April 2011:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	230	2,615
Macau Operations	1,009	265,000	485	1,055

Las Vegas Operations

Wynn Las Vegas I Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 217 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and approximately 5 acres adjacent to the golf course on which an office building is located.

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,750 spacious hotel rooms, suites and villas;

•	35 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•

Approximately 101,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Four nightclubs and a beach club.

In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May of 2011. These remodels were completed at a cost less than the total project budget of $83 million. We expect the final cost close-out to be completed in the second quarter of 2011.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Macau Operations

We operate Wynn Macau I Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 265,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino and a poker area;

•	Two luxury hotel towers with a total of 1,009 rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 51,200 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Fendi, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a pool; and

•	Lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

We have applied to the government of Macau for a land concession on approximately 52 acres of land on Cotai and are awaiting final government approval on the concession. No construction timeline or budget has yet been developed.

Results of Operations

Our results for the periods presented are not comparable as the three months ended March 31, 2011 include the operations of Encore at Wynn Macau which opened on April 21, 2010.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Net Revenues
Las Vegas Operations	$394,590	$318,271
Macau Operations	865,682	590,647

Total Net Revenues	$1,260,272	$908,918

Reliance on only two resort complexes (in two geographic regions) for our operating cash flow exposes us to certain risks that our competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two resort complexes, many of our customers are high-end gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Consolidated Statement of Income is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino in Macau, customers usually purchase cash chips from gaming tables. The cash and net markers used to purchase the cash chips from gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casino at our Las Vegas Operations and in the general casino at our Macau Operations for calculating win percentage.

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

The measurement method in Las Vegas and in the general casino in Macau tracks the initial purchase of chips at the table while the measurement method in our VIP casino in Macau tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the general casino. As a result, the expected win percent with the same amount of gaming win is smaller in the VIP casino in Macau when compared to the general casino in Las Vegas and Macau.

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games and customer playing habits between the two casinos. Each type of table game has its own theoretical win percentage. The life-to-date table games win percentage for our Las Vegas Operations is 22.4% whereas the life-to-date table games win percentage for the general casino in our Macau Operations is 21.3%.

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

Financial results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues

Net revenues for the three months ended March 31, 2011 were comprised of $1,006.3 million in casino revenues (79.8% of total net revenues) and $254 million of net non-casino revenues (20.2% of total net revenues). Net revenues for the three months ended March 31, 2010 are comprised of $691.6 million in casino revenues (76.1% of total net revenues) and $217.3 million of net non-casino revenues (23.9% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2011 of approximately $1,006.3 million represents a $314.7 million (or 45.5%) increase from casino revenues of $691.6 million for the three months ended March 31, 2010.

Our Las Vegas Operations experienced a $54.7 million increase in casino revenues compared to the prior year due to a 13.8% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the three months ended March 31, 2011 was 30.4%, which was above the expected range of 21% to 24% and compares to 23.2% for the prior year quarter. Slot machine handle at our Las Vegas Operations increased 6.6% compared to the prior year quarter, and slot machine win increased 18.1% as more play shifted to higher hold machines.

Casino revenues at our Macau Operations, including Encore at Wynn Macau which opened in April 2010, increased $260 million for the three months ended March 31, 2011, compared to the prior year quarter. We experienced a 41.7% increase in the VIP revenue segment due to a 44.7% increase in turnover. Our win as a percent of turnover was 2.69%, which is just below our expected range of 2.7% to 3.0%, and compares to 2.70% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino, drop increased 29.2% when compared to the prior year quarter and the average table games win percentage was 27.9%, which is above the expected range of 21% to 23%. The average table game win percentage at our Macau Operations for the three months ended March 31, 2010 was 22.2%. Slot machine handle increased 59.2% compared to the prior year quarter primarily due to the opening of Encore at Wynn Macau and slot machine win increased by 53.3%.

For the three months ended March 31, 2011, room revenues were approximately $115.4 million, an increase of $22.5 million compared to prior year quarter room revenue of $92.9 million. Room revenue at our Las Vegas Operations increased approximately $10.4 million compared to the prior year quarter. In Las Vegas, we experienced an increase in room rates during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, with a slight decrease in occupancy rate. Room revenue at our Macau Operations increased approximately $12.1 million due to the 414 additional suites added with Encore at Wynn Macau and an increase in the average daily room rate compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended March 31,
	2011	2010
Average Daily Rate
Las Vegas	$240	$203
Macau	307	282
Occupancy
Las Vegas	87.9%	89.4%
Macau	88.6%	90.7%
REVPAR
Las Vegas	$211	$181
Macau	272	256

Other non-casino revenues for the three months ended March 31, 2011 included food and beverage revenues of approximately $128.9 million, retail revenues of approximately $60.9 million, entertainment revenues of approximately $20.7 million, and other revenues from outlets, including the spa and salon, of approximately $17.4 million. Other non-casino revenues for the three months ended March 31, 2010 included food and beverage revenues of approximately $111.8 million, retail revenues of approximately $48.6 million, entertainment revenues of approximately $18.2 million, and other revenues from outlets such as the spa and salon, of approximately $16 million. Food and beverage revenues at our Las Vegas Operations increased $10.2 million, while our Macau Operations increased $6.9 million, as compared to the prior year quarter. The increase in Las Vegas is due primarily to business in our nightclubs and restaurants. The increase in Macau is primarily due to the opening of Encore at Wynn Macau and increased visitation to our resort. Retail revenues at our Macau Operations increased $11.3 million, while our Las Vegas Operations increased $1 million. The increase at Wynn Macau is due primarily to strong same-store sales growth and the addition of three new boutiques at Encore at Wynn Macau. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from Garth Brooks in the Encore Theater and the Sinatra “Dance with Me” show, both in Las Vegas. The Sinatra “Dance with Me” show ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the three months ended March 31, 2011, departmental expenses included casino expenses of $624.4 million, room expenses of $30.6 million, food and beverage expenses of $66 million, and entertainment and retail and other expenses of $56.3 million. Also included are general and administrative expenses of approximately $87.7 million and approximately $10.2 million charged as a provision for doubtful accounts receivable. For the three months ended March 31, 2010, departmental expenses included casino expenses of $448.2 million, room expenses of $31.1 million, food and beverage expenses of $61.8 million, and entertainment, retail and other expenses of $50.1 million. Also included are general and administrative expenses of approximately $87 million and approximately $7 million charged as a provision for doubtful accounts receivable. Casino expenses have increased for the three months ended March 31, 2011 over the prior period due primarily to an increase in casino revenues at both our Las Vegas Operations, and at our Macau Operations where we incur a gaming revenue tax of 39%.

Pre-opening costs

We incurred no preopening costs during the three months ended March 31, 2011. For the three months ended March 31, 2010, we incurred $2.3 million of pre-opening costs primarily related to Encore at Wynn Macau which opened on April 21, 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2011 was $101.3 million compared to $104.6 million for the three months ended March 31, 2010. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset by depreciation of the assets of Encore at Wynn Macau which were placed into service in April 2010 and the assets of the Encore Beach Club and Surrender Nightclub in Las Vegas which were placed into service in May 2010.

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

Property charges and other

Property charges and other for the three months ended March 31, 2011 were $3.3 million compared to $1.9 million for the three months ended March 31, 2010. For the three months ended March 31, 2011 property charges and other related to the write off of certain costs related to a show cancellation in Las Vegas and miscellaneous renovations and abandonments at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $0.4 million for the three months ended March 31, 2011 compared to $0.3 million for the three months ended March 31, 2010. During 2011 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Accordingly, our short-term investments were primarily investments in money market funds, U.S. Treasuries and time deposits with a maturity of three months or less.

Interest expense was $58.3 million, net of capitalized interest of $0, for the three months ended March 31, 2011, compared to $49.3 million, net of capitalized interest of $5.4 million, for the three months ended March 31, 2010. Our interest expense increased compared to the prior year quarter primarily due to a decrease in interest capitalized and an increase in interest rates on our first mortgage notes, offset by a decrease in amounts outstanding under our Wynn Las Vegas and Wynn Macau bank credit revolving facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $4.2 million for the three months ended March 31, 2011 resulting from the increase in the fair value of our interest rate swaps from December 31, 2010 to March 31, 2011. For the three months ended March 31, 2010 we recorded an expense of $3.6 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2009 and March 31, 2010. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

For the three months ended March 31, 2011 and 2010, we recorded tax expense of $2.1 million and $5.1 million, respectively. Our provision for income taxes is primarily comprised of increases in our domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the three months ended March 31, 2011, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010 Wynn Macau S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, the Company was exempted from the payment of approximately $21.2 million in such taxes during the three months ended March 31, 2011. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $52.5 million for the three months ended March 31, 2011, compared to $30.9 million for the three months ended March 31, 2010. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

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

The following table summarizes adjusted property EBITDA for our Las Vegas and Macau Operations as reviewed by management and summarized in “Notes to Condensed Consolidated Financial Statements – Note 16 Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Three Months Ended March 31,
	2011	2010
Las Vegas Operations	$132,127	$60,305
Macau Operations	272,831	181,590

Total Adjusted Property EBITDA	$404,958	$241,895

Our Las Vegas Operations benefited from a higher than normal table games win percentage, an increase in slot machine win, improved ADR, and an overall increase in all other revenue streams including entertainment and food and beverage. While we experienced a decrease in occupancy rate over the prior year, we were able to achieve an increase in ADR as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. While we benefited from higher win percentages on our table games and higher non-casino revenues during the quarter, the economic environment in the Las Vegas market is still uncertain.

Our Macau Operations adjusted property EBITDA has increased as the Macau market continues to grow and as a result of our expansion of that resort. Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our Las Vegas and Macau Operations (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of high-end international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the three months ended March 31, 2011 was $323.2 million compared to $141.1 million provided by operations for the three months ended March 31, 2010. This increase is primarily due to the increase in operating income as a result of increased operating department profitability at both our Las Vegas Operations and our Macau Operations, especially in the casino and room departments. Cash flow from operations also benefited from ordinary changes in working capital compared to the prior year quarter. Cash flow from operations were negatively impacted by a $58.6 million increase in cash paid for interest as our interest payment dates changed with the debt refinancing we completed last year at Wynn Las Vegas.

Capital Resources

We require a certain amount of cash on hand for operations. At March 31, 2011, we had approximately $1.45 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Approximately $694.4 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of March 31, 2011, we had approximately $327.4 million available to draw under our Wynn Las Vegas Credit Facilities and approximately $1 billion available to draw under our Wynn Macau Credit Facilities. Debt maturities for the remainder of 2011 are $1.7 million, excluding $111.1 million of the Wynn Macau Term Loan that we have presented as a long-term liability as we have both the intent and ability to refinance this maturity with borrowings under the Wynn Macau Revolver, described in “Financing Activities” below. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2011.

Cash and cash equivalents include investments in money market accounts, U.S. Treasuries and bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $32.3 million for the three months ended March 31, 2011, and related primarily to the room and suite remodel that began last year at Wynn Las Vegas. Capital expenditures for the three months ended March 31, 2010 were approximately $89.3 million and related primarily to the construction of Encore at Wynn Macau and the Beach Club and Surrender Nightclub at Wynn Las Vegas.

Financing Activities

Las Vegas Operations

As of March 31, 2011, our Wynn Las Vegas credit facilities, as amended, (collectively the “Wynn Las Vegas Credit Facilities”) consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). As of March 31, 2011, the Wynn Las Vegas Term Loan was fully drawn and we had borrowed $20.1 million under the Wynn Las Vegas Revolver. We also had $19.5 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Accordingly, we have availability of approximately $327.4 million under the Wynn Las Vegas Revolver as of March 31, 2011.

Macau Operations

As of March 31, 2011, our Wynn Macau credit facilities, as amended, (collectively the “Wynn Macau Credit Facilities”) consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars. Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the quarter ended March 31, 2011, we repaid approximately $100.2 million of borrowings under the Wynn Macau Revolver. As of March 31, 2011, the Wynn Macau Term Loan was fully drawn and we had borrowed $0 under the Wynn Macau Revolver. We have approximately $1 billion of availability under the Wynn Macau Revolver as of March 31, 2011.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for floating-for-fixed interest rate swaps described under Item 3. Quantitative and Qualitative Disclosures About Market Risk. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2011, we had outstanding letters of credit totaling $19.5 million.

Contractual Obligations and Commitments

Other than the paydown of approximately $100 million under our Wynn Macau Revolver, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow and availability under the Wynn Las Vegas Revolver. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Revolver. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Wynn Resorts’ articles of incorporation provide that Wynn Resorts may redeem shares of its capital stock, including its common stock, that are owned or controlled by an unsuitable person or its affiliates to the extent a gaming authority makes a determination of unsuitability and orders the redemption, or to the extent deemed necessary or advisable by our Board of Directors. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt-to-equity ratio and would increase our leverage ratio.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to these policies for the three months ended March 31, 2011.

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

Wynn Las Vegas

As of March 31, 2011, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Facilities at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income as this swap does not qualify for hedge accounting.

Wynn Macau

As of March 31, 2011, we have three interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. As of March 31, 2011, this interest rate swap fixes the interest rate on $153.8 million of the current U.S. dollar borrowings under the Wynn Macau Credit Facilities at approximately 4.88%—5.38%. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately US$127.9 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. As of March 31, 2011, this interest rate swap fixes the interest rate on approximately $127.9 million of the current Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at approximately 4.64%. Both of these interest rate swap agreements mature in August 2011. We entered into a third interest rate swap agreement at Wynn Macau to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately US$300 million) of borrowings under the Wynn Macau Credit Facilities at approximately 3.4%. This interest rate swap agreement matures in June 2012.

Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of March 31, 2011 and December 31, 2010 (all amounts in thousands):

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
March 31, 2011	$7,116	$10,103	$17,219
December 31, 2010	$8,457	$12,992	$21,449

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

Interest Rate Sensitivity

As of March 31, 2011, approximately 94.5% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.7 million.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal matters see Note 14 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to those risk factors during the three months ended March  31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program beginning in 2010. On April 19, 2011, our Board of Directors declared a dividend of $0.50 per share, payable on May 17, 2011 to stockholders of record as of May 3, 2011. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	Sixth Amendment to Employment Agreement, dated as of February 24, 2011, by and between Stephen A. Wynn and Wynn Resorts, Limited. (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 9, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the quarters ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. **

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Current Report on Form 8-K filed by the Registrant on February 28, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 9, 2011	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)