Form 10-Q
period 2011-06-30
WYNN RESORTS LTD
filed 2011-08-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common stock, $0.01 par value	124,948,570

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,684,989	$1,258,499
Investment securities – held-to-maturity	99,289	—
Receivables, net	180,792	187,464
Inventories	75,368	86,847
Prepaid expenses and other	30,424	28,326

Total current assets	2,070,862	1,561,136
Property and equipment, net	4,770,450	4,921,259
Investment securities – held-to-maturity	72,700	—
Intangibles, net	37,978	40,205
Deferred financing costs	56,174	61,863
Deposits and other assets	95,350	85,802
Investment in unconsolidated affiliates	4,198	4,232

Total assets	$7,107,712	$6,674,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$166,711	$168,135
Current portion of long-term debt	150,898	2,675
Income taxes payable	1,171	1,163
Accrued interest	51,073	53,999
Accrued compensation and benefits	88,634	70,834
Gaming taxes payable	169,206	173,888
Other accrued expenses	48,833	33,374
Customer deposits	468,413	368,621
Construction retention	10,338	12,266
Deferred income taxes	2,974	2,974

Total current liabilities	1,158,251	887,929
Long-term debt	2,995,256	3,264,854
Other long-term liabilities	140,404	64,248
Deferred income taxes	76,066	76,881

Total liabilities	4,369,977	4,293,912

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, par value $0.01: 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 137,754,305 and 137,404,462 shares issued; 124,942,128 and 124,599,508 shares outstanding	1,378	1,374
Treasury stock, at cost; 12,812,177 and 12,804,954 shares	(1,120,454)	(1,119,407)
Additional paid in capital	3,384,105	3,346,050
Accumulated other comprehensive income	921	889
Retained earnings	242,490	9,042

Total Wynn Resorts, Limited stockholders’ equity	2,508,440	2,237,948
Noncontrolling interest	229,295	142,637

Total equity	2,737,735	2,380,585

Total liabilities and stockholders’ equity	$7,107,712	$6,674,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Casino	$1,082,043	$789,205	$2,088,348	$1,480,793
Rooms	119,998	100,528	235,379	193,435
Food and beverage	147,787	127,390	276,651	239,164
Entertainment, retail and other	102,416	87,016	201,370	169,863

Gross revenues	1,452,244	1,104,139	2,801,748	2,083,255
Less: promotional allowances	(84,891)	(71,496)	(174,123)	(141,694)

Net revenues	1,367,353	1,032,643	2,627,625	1,941,561

Operating costs and expenses:
Casino	684,505	519,005	1,308,860	967,196
Rooms	31,887	31,648	62,459	62,791
Food and beverage	74,956	72,697	140,953	134,533
Entertainment, retail and other	54,164	47,633	110,439	97,757
General and administrative	91,912	95,668	179,573	182,669
Provision for doubtful accounts	3,784	6,852	13,945	13,870
Pre-opening costs	—	6,675	—	8,986
Depreciation and amortization	102,052	101,353	203,399	205,918
Property charges and other	111,060	2,966	114,408	4,847

Total operating costs and expenses	1,154,320	884,497	2,134,036	1,678,567

Operating income	213,033	148,146	493,589	262,994

Other income (expense):
Interest income	1,577	571	1,976	859
Interest expense, net of capitalized interest	(58,231)	(53,598)	(116,494)	(102,859)
Increase (decrease) in swap fair value	3,135	(1,675)	7,365	(5,277)
Loss on extinguishment of debt/exchange offer	—	(3,152)	—	(3,152)
Equity in income from unconsolidated affiliates	264	115	866	506
Other	784	431	1,701	695

Other income (expense), net	(52,471)	(57,308)	(104,586)	(109,228)

Income before income taxes	160,562	90,838	389,003	153,766
Provision for income taxes	(5,231)	(1,921)	(7,337)	(6,990)

Net income	155,331	88,917	381,666	146,776
Less: Net income attributable to noncontrolling interest	(33,300)	(36,512)	(85,831)	(67,383)

Net income attributable to Wynn Resorts, Limited	$122,031	$52,405	$295,835	$79,393

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.98	$0.43	$2.39	$0.65
Diluted	$0.97	$0.42	$2.36	$0.64
Weighted average common shares outstanding:
Basic	123,970	122,521	123,864	122,467
Diluted	125,729	123,816	125,567	123,387
Dividends declared per common share:	$0.50	$0.25	$0.50	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$381,666	$146,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,399	205,918
Deferred income taxes	6,831	6,498
Stock-based compensation	12,676	13,966
Excess tax benefits from stock-based compensation	(7,554)	(1,695)
Amortization and write-offs of deferred financing costs and other	9,501	11,991
Provision for doubtful accounts	13,945	13,870
Property charges and other	87,530	4,847
Equity in income of unconsolidated affiliates, net of distributions	34	91
(Increase) decrease in swap fair value	(7,365)	5,277
Increase (decrease) in cash from changes in:
Receivables, net	(7,270)	(18,746)
Inventories and prepaid expenses and other	8,997	12,534
Accounts payable and accrued expenses	128,608	21,263

Net cash provided by operating activities	830,998	422,590

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(51,278)	(188,563)
Purchase of corporate debt securities	(171,989)	—
Deposits and purchase of other assets	(21,359)	(9,377)
Proceeds from sale of equipment	94	573

Net cash used in investing activities	(244,532)	(197,367)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,163	10,211
Excess tax benefits from stock-based compensation	7,554	1,695
Dividends paid	(62,785)	(30,643)
Proceeds from issuance of long-term debt	—	58,947
Purchase of treasury stock	(1,047)	—
Principal payments on long-term debt	(122,004)	(392,941)
Payment of deferred financing costs	(58)	(3,689)

Net cash used in financing activities	(160,177)	(356,420)

Effect of exchange rate on cash	201	(2,211)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	426,490	(133,408)
Balance, beginning of period	1,258,499	1,991,830

Balance, end of period	$1,684,989	$1,858,422

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

The Company currently owns and operates casino hotel resort properties in Las Vegas, Nevada and Macau. In Las Vegas, Nevada, the Company owns Wynn Las Vegas, which opened on April 28, 2005 and was expanded with the opening of Encore at Wynn Las Vegas on December 22, 2008 (together, “Wynn Las Vegas” or the “Las Vegas Operations”). In Macau, the Company owns Wynn Macau, which opened on September 6, 2006 and was expanded with the opening of Encore at Wynn Macau on April 21, 2010 (together, “Wynn Macau” or the “Macau Operations”).

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $841.5 million and $663.9 million at June 30, 2011 and December 31, 2010, respectively, were invested in time deposits, money market accounts, U.S. Treasuries and commercial paper. The Company utilized Level 1 inputs as described in Note 10 to determine fair value.

Investment Securities

Investment securities consist of short-term and long-term investments in domestic and foreign corporate debt securities and commercial paper. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments have been classified as held-to-maturity because the Company has the positive intent and ability to hold them to maturity. These investments are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2011 and December 31, 2010, approximately 75% and 82%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rooms	$12,484	$12,621	$26,089	$25,462
Food and beverage	24,453	21,765	51,195	45,113
Entertainment, retail and other	3,842	5,356	8,321	10,439

	$40,779	$39,742	$85,605	$81,014

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. For the three months ended June 30, 2011 and 2010, gaming taxes totaled approximately $485.5 million and $350.6 million, respectively. For the six months ended June 30, 2011 and 2010, gaming taxes totaled approximately $910.8 million and $638.4 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended June 30, 2011 and 2010, advertising costs totaled approximately $3.8 million and $4.7 million, respectively. For the six months ended June 30, 2011 and 2010, advertising costs totaled approximately $7.4 million and $9 million, respectively.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. This update is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that will require items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding (used in calculation of basic earnings per share)	123,970	122,521	123,864	122,467
Potential dilution from the assumed exercise of stock options and nonvested stock	1,759	1,295	1,703	920

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	125,729	123,816	125,567	123,387

A total of 575,000 and 595,000 stock options were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011, respectively, because including them would have been anti-dilutive. Another 25,200 and 35,200 stock options were out-of-the-money for the three and six months ended June 30, 2011, respectively, and were also excluded as anti-dilutive. A total of 392,500 and 382,500 stock options were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2010, respectively, because including them would have been anti-dilutive. Another 905,000 and 915,000 stock options were out-of-the-money for the three and six months ended June 30, 2010, respectively and were also excluded.

4. Comprehensive Income

Total comprehensive income consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$155,331	$88,917	$381,666	$146,776
Currency translation adjustment	1,286	(2,699)	44	(3,521)

Total comprehensive income	156,617	86,218	381,710	143,255
Less: Comprehensive income attributable to noncontrolling interests	(33,656)	(35,764)	(85,843)	(66,408)

Comprehensive income attributable to Wynn Resorts	$122,961	$50,454	$295,867	$76,847

As of June 30, 2011 and December 31, 2010, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2011 and 2010 totaled $113.1 million and $100.3 million, respectively. Interest capitalized for the six months ended June 30, 2011 and 2010, totaled $0 and $7.2 million, respectively.

For the six months ended June 30, 2011 and 2010, capital expenditures include a decrease of $7.3 million and $19.5 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Casino	$237,187	$257,951
Hotel	20,188	17,851
Retail leases and other	42,997	25,753

	300,372	301,555
Less: allowance for doubtful accounts	(119,580)	(114,091)

	$180,792	$187,464

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Land and improvements	$732,945	$731,810
Buildings and improvements	3,762,677	3,735,633
Airplanes	77,436	77,421
Furniture, fixtures and equipment	1,655,377	1,647,424
Leasehold interest in land	85,549	85,545
Construction in progress	10,956	22,901

	6,324,940	6,300,734
Less: accumulated depreciation	(1,554,490)	(1,379,475)

	$4,770,450	$4,921,259

8. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Held-to-maturity securities
	Amortized cost (net carrying amount)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2011
Domestic and foreign corporate bonds	$122,862	$29	$(260)	$122,631
Commercial paper	49,127	3	(26)	49,104

	$171,989	$32	$(286)	$171,735

The net carrying value and estimated fair value of these investment securities at June 30, 2011, by contractual maturity are shown below (amounts in thousands).

	Amortized Cost	Fair value
Held-to-maturity debt securities
Due in one year or less	$99,289	$99,212
Due after one year through three years	72,700	72,523

	$171,989	$171,735

9. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $9,140 at June 30, 2011 and $9,679 at December 31, 2010	$490,860	$490,321
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,863 at June 30, 2011 and $1,933 at December 31, 2010	350,147	350,077
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	—	3,868
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	—	16,187
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	44,281	44,281
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	330,605	330,605
Wynn Macau Senior Term Loan Facilities, due June 27, 2014; interest at LIBOR or HIBOR plus 1.25% - 1.75%	550,920	550,900
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25%	—	100,165
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	36,050	36,750
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	23,291	24,375

	3,146,154	3,267,529
Current portion of long-term debt	(150,898)	(2,675)

	$2,995,256	$3,264,854

Wynn Las Vegas Revolving Credit Facilities

As of June 30, 2011, no amounts were outstanding under the Wynn Las Vegas Revolving Credit Facilities. The Company had $19.5 million of outstanding letters of credit that reduce its availability under the Wynn Las Vegas Revolving Credit Facilities. Accordingly, the Company has availability of $347.5 million under the Wynn Las Vegas Revolving Credit Facilities as of June 30, 2011.

Wynn Macau Senior Revolving Credit Facility

As of June 30, 2011, no amounts were outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, the Company has availability of $1 billion under the Wynn Macau Credit Facilities as of June 30, 2011.

Beginning in September 2011, quarterly payments are due under the Wynn Macau Senior Term Loan Facilities. Such amounts are included in current maturities of long-term debt.

Debt Covenant Compliance

As of June 30, 2011, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $2.2 billion at both June 30, 2011 and December 31, 2010. The estimated fair value of the Company’s outstanding first mortgage notes, based on quoted market prices, was approximately $2.4 billion at June 30, 2011 and approximately $2.3 billion at December 31, 2010. The net book value of the Company’s other debt instruments was approximately $1 billion and $1.1 billion at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1 billion and $1.1 billion at June 30, 2011 and December 31, 2010, respectively.

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

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of June 30, 2011, $7 million of the interest rate swap liabilities are included in other accrued expenses and $7.1 million are included in other long-term liabilities. As of December 31, 2010, $5.9 million of the interest rate swap liabilities are included in other accrued expenses and $15.6 million are included in other long-term liabilities.

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
(amounts in thousands)
June 30, 2011	$7,089	$6,995	$14,084
December 31, 2010	$8,457	$12,992	$21,449

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

Wynn Macau Swaps

The Company has three interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, the Company pays a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company pays a fixed interest rate of 3.39% on Hong Kong dollar borrowings of HK $991.6 million (approximately US$127 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of June 30, 2011, these interest rate swaps fix the interest rates on the US dollar and the Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at 4.88% - 5.38% and 4.64%, respectively. These interest rate swap agreements mature in August 2011.

The Company entered into a third interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.15% on borrowings of HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of June 30, 2011, this interest rate swap fixes the interest rate on such borrowings at 3.4%. This interest rate swap agreement matures in June 2012.

11. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2011 and December 31, 2010, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $1.2 million and $0.3 million, respectively.

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

On March 17, 2010, Elaine P. Wynn and Wynn Las Vegas entered into an Agreement of Lease (the “EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The EW Lease was approved by the Audit Committee of the Board of Directors of the Company. Pursuant to the terms of the EW Lease, Elaine P. Wynn paid annual rent equal to $350,000, which amount was determined by the Audit Committee with the assistance of a third-party appraisal. Certain services for, and maintenance of, the villa suite were included in the rental. The EW Lease superseded the terms of a prior agreement. The term of the EW lease commenced as of March 1, 2010 and was scheduled to terminate on December 31, 2010. The lease was extended on a month-to-month basis after December 31, 2010 until terminated effective March 31, 2011.

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

12. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Donation to University of Macau	$107,483	$—	$107,483	$—
Loss on show cancellation	—	—	1,378	—
Net loss on assets abandoned, retired for remodel or sold	3,577	2,966	5,547	4,847

	$111,060	$2,966	$114,408	$4,847

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and six months ended June 30, 2011 includes the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Condensed Consolidated Statements of Income has been discounted using the Company’s current estimated borrowing rate over the time period of the remaining committed payments. In accordance with accounting standards for contributions, subsequent accretion of the discount will be recorded as additional donation expense and included in Property charges and other. Property charges and other for the six months ended June 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas and miscellaneous renovations and abandonments at our resorts.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, a newly formed and indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock (the “Wynn Macau Limited IPO”). The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $33.3 million and $36.5 million for the three months ended June 30, 2011 and 2010, respectively. Net income attributable to noncontrolling interest was $85.8 million and $67.4 million for the six months ended June 30, 2011 and 2010, respectively.

14. Stockholders’ Equity

On May 17, 2011, the Company paid a dividend of $0.50 per share to holders of record on May 3, 2011. For the six months ended June 30, 2011, $62.4 million was recorded as a distribution against retained earnings. Of this amount approximately $0.4 million was recorded as a liability which will be paid to holders of nonvested stock upon the vesting of that stock.

15. Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Casino	$2,099	$2,481	$4,728	$4,982
Rooms	141	131	239	266
Food and beverage	61	126	272	182
Entertainment, retail and other	9	34	16	69
General and administrative	3,621	4,267	7,421	8,467

Total stock-based compensation expense	5,931	7,039	12,676	13,966
Total stock-based compensation capitalized	195	146	390	292

	$6,126	$7,185	$13,066	$14,258

16. Commitments and Contingencies

Wynn Macau

Cotai Development. The Company has applied to the government of Macau for a land concession on approximately 52 acres of land on Cotai and is awaiting final government approval on the concession. Subsequent to government approval, the Company anticipates the construction of a full scale integrated resort containing a casino, approximately 1,500 rooms, convention, retail, entertainment and food and beverage offerings. The Company continues to finalize the project scope and budget.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights in and to any future development on the approximately 52 acres of land in the Cotai area of Macau. The payment will be made within 15 days after the Government of the Special Administrative Region of the People’s Republic of China publishes the Company’s rights to the land in the government’s official gazette.

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

17. Income Taxes

For the three months ended June 30, 2011 and 2010, the Company recorded tax expense of $5.2 million and $1.9 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded tax expense of $7.3 million and $7 million, respectively. The Company’s provision for income taxes is primarily comprised of increases in its domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the six months ended June 30, 2011, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $7.6 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010 Wynn Macau, S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, the Company was exempted from the payment of approximately $13.3 million and $34.5 million in such taxes during the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the Company was exempted from $14.8 million and $28.1 million, respectively, of such taxes. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provided for an annual payment of MOP $7.2 million (approximately $900,000 U.S. dollars) to the Macau Special Administrative Region as a payment in lieu of complementary tax otherwise due by the Wynn Macau S.A. shareholders on dividend distributions from gaming profits. This agreement covered dividend distributions of gaming profits earned in the years 2006 through 2010. On November 3, 2010, Wynn Macau, S.A. applied for a 5-year extension of this agreement for the years ending December 31, 2011 through 2015. On July 19, 2011 Wynn Macau, S.A. received notification that the 5-year extension had been ratified and that an annual payment of MOP $15.5 million (approximately $1.9 million U.S. dollars) would be due the Macau Special Administrative Region for the years 2011 through 2015.

During the three months ended June 30, 2011, the Company received the results of an IRS examination of its 2009 U.S. income tax return and filed an appeal of the examination’s findings with the Appellate division of the IRS. During the same period, Wynn Macau, S.A. received the results of the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns. During July 2011, Wynn Macau filed an appeal of the examinations findings. The Company does not anticipate that the resolution of these issues will result in significant tax payments and believes that its liability for uncertain tax positions for the periods covered by these examinations is adequate.

18. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	June 30, 2011	December 31, 2010
Total assets
Las Vegas Operations	$4,071,147	$4,108,516
Macau Operations	2,222,014	1,777,119
Corporate and other assets	814,551	788,862

	$7,107,712	$6,674,497

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues
Las Vegas Operations	$390,848	$318,230	$785,438	$636,501
Macau Operations	976,505	714,413	1,842,187	1,305,060

Total	$1,367,353	$1,032,643	$2,627,625	$1,941,561

Adjusted Property EBITDA (1)
Las Vegas Operations	$132,693	$65,126	$264,820	$125,431
Macau Operations	314,348	216,248	587,179	397,838

Total	447,041	281,374	851,999	523,269

Other operating costs and expenses
Pre-opening costs	—	6,675	—	8,986
Depreciation and amortization	102,052	101,353	203,399	205,918
Property charges and other	111,060	2,966	114,408	4,847
Corporate expenses and other	20,632	22,119	39,737	40,018
Equity in income from unconsolidated affiliates	264	115	866	506

Total	234,008	133,228	358,410	260,275

Operating income	213,033	148,146	493,589	262,994

Non-operating costs and expenses
Interest income	1,577	571	1,976	859
Interest expense, net of amounts capitalized	(58,231)	(53,598)	(116,494)	(102,859)
Increase (decrease) in swap fair value	3,135	(1,675)	7,365	(5,277)
Loss on extinguishment of debt/exchange offer	—	(3,152)	—	(3,152)
Equity in income from unconsolidated affiliates	264	115	866	506
Other	784	431	1,701	695

Total	(52,471)	(57,308)	(104,586)	(109,228)

Income before income taxes	160,562	90,838	389,003	153,766
Provision for income taxes	(5,231)	(1,921)	(7,337)	(6,990)

Net income	$155,331	$88,917	$381,666	$146,776

(1)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and other, corporate expenses and stock-based compensation, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

19. Subsequent Events

On July 14, 2011, the Board of Directors of the Company declared a cash dividend of $0.50 per share, payable on August 11, 2011 to stockholders of record as of July 28, 2011.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as our “Las Vegas Operations.” In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006, and was subsequently expanded. On April 21, 2010 we opened Encore at Wynn Macau, a further expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as our “Macau Operations.”

Our Resorts

The following table sets forth information about our resorts as of July 2011:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	230	2,550
Macau Operations	1,009	265,000	495	1,060

Las Vegas Operations

Wynn Las Vegas I Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 217 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking, and approximately 5 acres adjacent to the golf course on which an office building is located.

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

In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May of 2011. These remodels were completed at a cost of $61 million, substantially less than the project budget of $83 million.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Macau Operations

We operate Wynn Macau I Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 265,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino and a poker area;

•	Two luxury hotel towers with a total of 1,009 spacious rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 54,200 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a pool; and

•	Lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

We have applied to the government of Macau for a land concession on approximately 52 acres of land on Cotai and are awaiting final government approval on the concession. Subsequent to government approval, we anticipate the construction of a full scale integrated resort containing a casino, approximately 1,500 rooms, convention, retail, entertainment and food and beverage offerings. We continue to finalize the project scope and budget.

Results of Operations

Our results for the periods presented are not comparable as the three and six months ended June 30, 2011 include the operations of Encore at Wynn Macau for the full periods, whereas the three and six months ended June 30, 2010 only include the operations of Encore at Wynn Macau since its opening on April 21, 2010.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues
Las Vegas Operations	$390,848	$318,230	$785,438	$636,501
Macau Operations	976,505	714,413	1,842,187	1,305,060

	$1,367,353	$1,032,643	$2,627,625	$1,941,561

Reliance on only two resort complexes (in two geographic regions) for our operating cash flow exposes us to certain risks that competitors, whose operations are more geographically diversified, may be better able to control. In addition to the concentration of operations in two resort complexes, many of our customers are premium gaming customers who wager on credit, thus exposing us to increased credit risk. High-end gaming also increases the potential for variability in our results.

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

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games and customer playing habits between the two casinos. Each type of table game has its own theoretical win percentage. This quarter we increased our expectations for table games win percentage in the general casino at Wynn Macau from 21% - 23% to 26% - 28% based on our experience since the opening of Encore at Wynn Macau.

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

Financial results for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Revenues

Net revenues for the three months ended June 30, 2011 are comprised of $1,082 million in casino revenues (79.1% of total net revenues) and $285.3 million of net non-casino revenues (20.9% of total net revenues). Net revenues for the three months ended June 30, 2010 are comprised of $789.2 million in casino revenues (76.4% of total net revenues) and $243.4 million of net non-casino revenues (23.6% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2011 of $1,082 million represents a $292.8 million (or 37.1%) increase from casino revenues of $789.2 million for the three months ended June 30, 2010.

Our Las Vegas Operations experienced a $41.1 million increase in casino revenues compared to the prior year quarter due to a 10% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the three months ended June 30, 2011 was 27.6%, which was above the expected range of 21% to 24% and compares to 20.0% for the prior year quarter. Slot machine handle at our Las Vegas Operations increased 2.1% compared to the prior year quarter, however slot machine win decreased 1% as our hold was down slightly for the quarter.

Casino revenues at our Macau Operations, including Encore at Wynn Macau which opened on April 21, 2010, increased $251.7 million for the three months ended June 30, 2011, compared to the prior year quarter. We experienced a 32.2% increase in the VIP revenue segment due to a 50.6% increase in turnover, offset by a lower win percentage compared to the prior year quarter. Our win as a percent of turnover was 2.89%, which compares to our expected range of 2.7% to 3.0%, and to 3.22% in the prior year quarter. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino, drop increased 25.9% when compared to the prior year quarter and the average table games win percentage was 27.8%, which is within our revised expected range of 26% to 28%. The average table game win percentage at our Macau Operations for the three months ended June 30, 2010 was 22.9%. Slot machine handle increased 40.7% compared to the prior year quarter primarily due to increased visitation at our resort and the opening of Encore at Wynn Macau in April 2010. Slot machine win increased by 52% due to this increase in handle and an increase in our hold percentage.

For the three months ended June 30, 2011, room revenues were approximately $120 million, an increase of $19.5 million (19.4%) compared to prior year quarter room revenue of $100.5 million. Room revenue at our Las Vegas Operations increased $12.2 million (15.5%) compared to the prior year quarter. In Las Vegas, room rates increased during the three months ended June 30, 2011, compared to the three months ended June 30, 2010, with a slight decrease in occupancy rate. Room revenue at our Macau Operations increased approximately $7.3 million due to the 414 additional suites added with Encore at Wynn Macau in April 2010, and an increase in the average daily room rate compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended June 30,
	2011	2010
Average Daily Rate
Las Vegas	$240	$197
Macau	314	287
Occupancy
Las Vegas	89.2%	92.6%
Macau	90.5%	81.3%
REVPAR
Las Vegas	$214	$182
Macau	284	234

Other non-casino revenues for the three months ended June 30, 2011 included food and beverage revenues of approximately $147.8 million, retail revenues of approximately $63.3 million, entertainment revenues of approximately $19 million, and other revenues from outlets, including the spa and salon, of approximately $20.1 million. Other non-casino revenues for the three months ended June 30, 2010 included food and beverage revenues of approximately $127.4 million, retail revenues of approximately $52.6 million, entertainment revenues of approximately $15.6 million, and other revenues from outlets such as the spa and salon, of approximately $18.8 million. Food and beverage revenues at our Las Vegas Operations increased $14.5 million (13%), while our Macau Operations increased $5.9 million (36.9%), as compared to the prior year quarter. The increase in Las Vegas is due primarily to business in our nightclubs, catering business and restaurants. The increase in Macau is primarily due to increased visitation to our resort and the opening of Encore at Wynn Macau. Retail revenues at our Macau Operations increased $9.3 million (29.7%), while retail at our Las Vegas Operations increased $1.4 million (6.5%). The increase at Wynn Macau is due primarily to strong same-store sales growth and the addition of three new boutiques at Encore at Wynn Macau. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from Garth Brooks in the Encore Theater in Las Vegas.

Departmental, Administrative and Other Expenses

For the three months ended June 30, 2011, departmental expenses included casino expenses of $684.5 million, room expenses of $31.9 million, food and beverage expenses of $75 million, and entertainment, retail and other expenses of $54.2 million. Also included are general and administrative expenses of approximately $91.9 million and $3.8 million charged as a provision for doubtful accounts receivable. For the three months ended June 30, 2010, departmental expenses included casino expenses of $519 million, room expenses of $31.6 million, food and beverage expenses of $72.7 million, and entertainment, retail and other expenses of $47.6 million. Also included are general and administrative expenses of approximately $95.7 million and approximately $6.9 million charged as a provision for doubtful accounts receivable. Casino expenses have increased for the three months ended June 30, 2011 over the prior year quarter due primarily to an increase in casino revenues at our Las Vegas Operations, and at our Macau Operations where we incur a gaming revenue tax and other levies at a rate totaling 39% in accordance with the concession agreement. Room expenses were flat as the increase in revenue was due to increased average daily rates. Food and beverage and entertainment, retail and other expenses increased commensurate with the increase in revenues. General and administrative expenses decreased slightly primarily due to a decline in property taxes in Las Vegas.

Pre-opening costs

We incurred no pre-opening costs during the three months ended June 30, 2011. For the three months ended June 30, 2010, we incurred $6.7 million of pre-opening costs primarily related to Encore at Wynn Macau which opened on April 21, 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2011 was $102.1 million compared to $101.4 million for the three months ended June 30, 2010. While there was little change between periods, assets with a 5-year life were fully depreciated as of April 2010 at Wynn Las Vegas, which was offset by depreciation of the assets of Encore at Wynn Macau which were placed into service in April 2010 and the assets of the Encore Beach Club and Surrender Nightclub in Las Vegas which were placed into service in May 2010.

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

Property charges and other

Property charges and other for the three months ended June 30, 2011 were $111.1 million compared to $3 million for the three months ended June 30, 2010. For the three months ended June 30, 2011 property charges and other includes a charge of $107.5 million reflecting the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consisted of a $25 million payment made in May 2011, and commitments for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Condensed Consolidated Statements of Income has been discounted using our current estimated borrowing rate over the time period of the remaining committed payments. Property charges and other for the three months ended June 30, 2011 also includes miscellaneous renovations and abandonments at our resorts.

Property charges and other for the three months ended June 30, 2010 related to miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $1.6 million for the three months ended June 30, 2011 compared to $0.6 million for the three months ended June 30, 2010. During 2011 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While we have recently invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income, the majority of our investments were in money market funds, U.S. Treasuries and time deposits with a maturity of three months or less.

Interest expense was $58.2 million, net of capitalized interest of $0, for the three months ended June 30, 2011, compared to $53.6 million, net of capitalized interest of $1.8 million, for the three months ended June 30, 2010. Our interest expense increased compared to the prior year quarter primarily due to a decrease in interest capitalized and an increase in interest rates on our first mortgage notes, offset by a decrease in amounts outstanding under our Wynn Las Vegas and Wynn Macau bank credit revolving facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $3.1 million for the three months ended June 30, 2011 resulting from the increase in the fair value of our interest rate swaps from March 31, 2011 to June 30, 2011. For the three months ended June 30, 2010 we recorded an expense of $1.7 million resulting from the decrease in the fair value of interest rate swaps between March 31, 2010 and June 30, 2010. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in our 2010 Annual Report on Form 10-K, we completed an exchange offer for a portion of our 6 5/8% first mortgage notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $3.2 million were expensed.

Income Taxes

For the three months ended June 30, 2011 and 2010, we recorded tax expense of $5.2 million and $1.9 million, respectively. Our provision for income taxes is primarily comprised of increases in our domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the three months ended June 30, 2011, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $6.6 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010 Wynn Macau, S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, the Company was exempted from the payment of approximately $13.3 million in such taxes during the three months ended June 30, 2011. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

During the three months ended June 30, 2011, we received the results of an IRS examination of our 2009 U.S. income tax return and filed an appeal of the examination’s findings with the Appellate division of the IRS. During the same period, Wynn Macau, S.A. received the results of the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns. During July 2011, Wynn Macau filed an appeal of the examinations findings. We do not anticipate that the resolution of these issues will result in significant tax payments and believe that our liability for uncertain tax positions for the periods covered by these examinations is adequate.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $33.3 million for the three months ended June 30, 2011, compared to $36.5 million for the three months ended June 30, 2010. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenues

Net revenues for the six months ended June 30, 2011 are comprised of $2,088.3 million in casino revenues (79.5% of total net revenues) and $539.3 million of net non-casino revenues (20.5% of total net revenues). Net revenues for the six months ended June 30, 2010 are comprised of $1,480.8 million in casino revenues (76.3% of total net revenues) and $460.8 million of net non-casino revenues (23.7% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the six months ended June 30, 2011 of $2,088.3 million represents a $607.5 million (or 41%) increase from casino revenues of $1,480.8 million for the six months ended June 30, 2010.

Our Las Vegas Operations experienced a $95.8 million increase in casino revenues compared to the prior year due to a 12.1% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the six months ended June 30, 2011 was 29.1%, which was above the expected range of 21% to 24% and compares to 21.7% for the prior year. Slot machine handle at our Las Vegas Operations increased 4.3% compared to the prior year, and slot machine win increased 8.2% as more play shifted to higher hold slot machines.

Casino revenues at our Macau Operations, including Encore at Wynn Macau which opened on April 21, 2010, increased $511.7 million during the six months ended June 30, 2011, compared to the prior year. We experienced a 36.3% increase in the VIP revenue segment due to a 47.8% increase in turnover, offset by a lower win percentage all compared to the prior year. Our win as a percent of turnover was 2.80%, which is within our expected range of 2.7% to 3.0%, and compares to 2.97% in the prior year. On April 21, 2010 we added 37 VIP tables with the opening of Encore, which helped drive some of the growth in our VIP segment during the six months ended June 30, 2011 compared to the prior year. Our VIP casino segment win as a percent of turnover includes a nominal beneficial effect attributable to non-rolling chip play. In our general casino drop increased 27.5% when compared to the prior year and the average table games win percentage was 27.8%, which is within our revised expected range of 26% to 28%. The average table game win percentage for the six months ended June 30, 2010 was 22.5%. Slot machine handle increased 49.2% compared to the prior year as a result of increased visitation to our resort and the opening of Encore at Wynn Macau and slot machine win increased 52.6%.

For the six months ended June 30, 2011, room revenues were approximately $235.4 million, an increase of $42 million (21.7%) compared to prior year room revenue of $193.4 million. Room revenue at our Las Vegas Operations increased approximately $22.6 million (14.4%) compared to the prior year. In Las Vegas, we experienced an increase in room rates during the six months ended June 30, 2011, compared to the six months ended June 30, 2010, with a slight decrease in occupancy rate. Room revenue at our Macau Operations increased approximately $19.4 million (52.3%) due to the 414 additional suites added with the addition of Encore at Wynn Macau in April 2010 and increases in both occupancy rate and room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Six Months Ended June 30,
	2011	2010
Average Daily Rate
Las Vegas	$240	$200
Macau	311	285
Occupancy
Las Vegas	88.5%	91.0%
Macau	89.6%	85.0%
REVPAR
Las Vegas	$212	$182
Macau	278	242

Other non-casino revenues for the six months ended June 30, 2011 included food and beverage revenues of approximately $276.7 million, retail revenues of approximately $124.2 million, entertainment revenues of approximately $39.7 million, and other revenues from outlets such as the spa and salon, of approximately $37.5 million. Other non-gaming revenues for the six months ended June 30, 2010 included food and beverage revenues of approximately $239.2 million, retail revenues of approximately $101.2 million, entertainment revenues of approximately $33.8 million, and other revenues from outlets, including the spa and salon, of approximately $34.9 million. Food and beverage revenues at our Las Vegas Operations increased approximately $24.7 million (11.9%), while our Macau Operations increased $12.8 million (40.2%), as compared to the prior year. The increase in Las Vegas is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010 and increases in our catering and restaurant business. Retail revenues at our Macau Operations increased $20.7 million (33.8%), while retail at our Las Vegas Operations increased by $2.4 million (6%). The increase at Wynn Macau is due primarily to strong same-store sales growth and the addition of three new boutiques at Encore at Wynn Macau. Entertainment revenues increased over the prior year primarily due to increased revenue from Garth Brooks in the Encore Theater and the Sinatra “Dance with Me” show, both in Las Vegas. The Sinatra “Dance with Me” show ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the six months ended June 30, 2011, departmental expenses included casino expenses of $1,308.9 million, room expenses of $62.5 million, food and beverage expenses of $141 million, and entertainment, retail and other expenses of $110.4 million. Also included are general and administrative expenses of approximately $179.6 million and $13.9 million charged as a provision for doubtful accounts receivable. For the six months ended June 30, 2010, departmental expenses included casino expenses of $967.2 million, room expenses of $62.8 million, food and beverage expenses of $134.5 million, and entertainment, retail and other expenses of $97.8 million. Also included are general and administrative expenses of approximately $182.7 million and approximately $13.9 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the six months ended June 30, 2011 due to an increase in casino revenues especially at our Macau Operations where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement. Room expenses were flat as the increase in revenue was due to increased average daily rates. Food and beverage and entertainment, retail and other expenses increased commensurate with the increase in revenues. General and administrative expenses decreased slightly primarily due to a decline in property taxes in Las Vegas.

Pre-opening costs

We incurred no pre-opening costs during the six months ended June 30, 2011. For the six months ended June 30, 2010, we incurred $9 million of pre-opening costs primarily related to Encore at Wynn Macau which opened on April 21, 2010 and the Encore Beach Club which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2011 was $203.4 million compared to $205.9 million for the six months ended June 30, 2010. While there was little change between periods, assets with a 5-year life were fully depreciated as of April 2010 at Wynn Las Vegas, which was offset by depreciation of the assets of Encore at Wynn Macau which were placed into service in April 2010 and the assets of the Encore Beach Club and Surrender Nightclub in Las Vegas which were placed into service in May 2010.

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

Property charges and other

Property charges and other for the six months ended June 30, 2011, were $114.4 million compared to $4.8 million for the six months ended June 30, 2010. Property charges and other for the six months ended June 30, 2011 includes a charge of $107.5 million reflecting the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in our accompanying Condensed Consolidated Statements of Income has been discounted using our current estimated borrowing rate over the time period of the remaining committed payments. Property charges and other for the six months ended June 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas and miscellaneous renovations and abandonments at our resorts.

Property charges and other for the six months ended June 30, 2010 related to miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $2 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. During 2011 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While we have recently invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income, the majority of our short-term investments were primarily in investments in money market accounts, U.S. Treasury Bills and time deposits with a maturity of three months or less.

Interest expense was $116.5 million, net of capitalized interest of $0, for the six months ended June 30, 2011, compared to $102.9 million, net of capitalized interest of $7.2 million, for the six months ended June 30, 2010. Our interest expense increased compared to the prior year primarily due to a decrease in interest capitalized and an increase in interest rates on our first mortgage notes, offset by a decrease in amounts outstanding under our Wynn Las Vegas and Wynn Macau bank credit revolving facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $7.4 million for the six months ended June 30, 2011 resulting from the increase in the fair value of our interest rate swaps from December 31, 2010 to June 30, 2011. For the six months ended June 30, 2010 we recorded an expense of $5.3 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2009 and June 30, 2010. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in our 2010 Annual Report on Form 10-K we completed an exchange offer for a portion of our 6 5/8% first mortgage notes in April 2010. In connection with that exchange offer, the direct costs incurred with third parties of $3.2 million were expensed.

Income Taxes

For the six months ended June 30, 2011 and 2010, we recorded a tax expense of $7.3 million and $7 million, respectively. Our provision for income taxes is primarily comprised of increases in our domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the six months ended June 30, 2011, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $7.6 million.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. Accordingly, we were exempted from the payment of approximately $34.5 million in such taxes for the six months ended June 30, 2011. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with its concession agreement.

During the six months ended June 30, 2011, we received the results of an IRS examination of our 2009 U.S. income tax return and filed an appeal of the examination’s findings with the Appellate division of the IRS. During the same period, Wynn Macau, S.A. received the results of the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns. During July, 2011, Wynn Macau filed an appeal of the examinations findings. We do not anticipate that the resolution of these issues will result in significant tax payments and believe that our liability for uncertain tax positions for the periods covered by these examinations is adequate.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our newly formed and indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $85.8 million for the six months ended June 30, 2011, compared to $67.4 million for the six months ended June 30, 2010. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each period.

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

The following table summarizes adjusted property EBITDA for our Las Vegas and Macau Operations as reviewed by management and summarized in “Notes to Condensed Consolidated Financial Statements – Note 18 Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Las Vegas Operations	$132,693	$65,126	$264,820	$125,431
Macau Operations	314,348	216,248	587,179	397,838

	$447,041	$281,374	$851,999	$523,269

Our Las Vegas Operations benefited from a higher than normal table games win percentage, improved ADR, and an overall increase in all other revenue streams including entertainment and food and beverage. While we experienced a decrease in occupancy compared to the prior year, we were able to achieve an increase in ADR as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. While we benefited from higher win percentages on our table games and higher non-casino revenues during the quarter and year to date periods, the economic environment in the Las Vegas market is still uncertain.

Our Macau Operations adjusted property EBITDA has increased as the Macau market continues to grow and as a result of our expansion of that resort. Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our Las Vegas and Macau operations (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the six months ended June 30, 2011 was $831 million compared to $422.6 million provided by operations for the six months ended June 30, 2010. This increase is primarily due to the increase in operating income as a result of increased operating department profitability at both our Las Vegas Operations and our Macau Operations, especially in the casino, room and food and beverage departments. Also contributing to this increase was the positive impact of ordinary working capital changes primarily driven by customer deposits partially offset by an increase in cash paid for interest for the six months ended June 30, 2011.

Capital Resources

We require a certain amount of cash on hand for operations. At June 30, 2011, we had approximately $1.7 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Approximately $961.7 million of our cash balance at June 30, 2011 is held by Wynn Macau, Limited and its subsidiaries of which we own 72.3%. Approximately $543.5 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of June 30, 2011, we had $347.5 million available to draw under our Wynn Las Vegas Credit Facilities and $1 billion available to draw under our Wynn Macau Credit Facilities. Debt maturities for the remainder of 2011 are $75 million. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2011.

Cash and cash equivalents include investments in money market accounts, U.S. Treasuries, bank time deposits and commercial paper, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were $51.3 million for the six months ended June 30, 2011, and related primarily to the room and suite remodel that began last year at Wynn Las Vegas. Capital expenditures for the six months ended June 30, 2010 were $188.6 million and related primarily to the construction of Encore at Wynn Macau and the Beach Club and Surrender Nightclub at Wynn Las Vegas.

During the six months ended June 30, 2011, we invested $172 million in corporate debt securities and commercial paper.

Financing Activities

Las Vegas Operations

As of June 30, 2011, our Wynn Las Vegas credit facilities, as amended, (collectively the “Wynn Las Vegas Credit Facilities”) consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $44.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). During the six months ended June 30, 2011, we repaid $20.1 million of borrowings under the Wynn Las Vegas Revolver. As of June 30, 2011, the Wynn Las Vegas Term Loan was fully drawn and we had no borrowings outstanding under the Wynn Las Vegas Revolver. We had $19.5 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Accordingly, we have availability of $347.5 million under the Wynn Las Vegas Revolver as of June 30, 2011.

Macau Operations

As of June 30, 2011, our Wynn Macau credit facilities, as amended, (collectively the “Wynn Macau Credit Facilities”) consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars. Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the six months ended June 30, 2011, we repaid $100.2 million of borrowings under the Wynn Macau Revolver. As of June 30, 2011, the Wynn Macau Term Loan was fully drawn and we had no borrowings outstanding under the Wynn Macau Revolver. We have $1 billion of availability under the Wynn Macau Revolver as of June 30, 2011.

In May 2011, we paid a cash dividend of $0.50 per share. In May 2010, we paid a cash dividend of $0.25 per share.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for floating-for-fixed interest rate swaps described under Item 3. Quantitative and Qualitative Disclosures About Market Risk. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2011, we had outstanding letters of credit totaling $19.5 million.

Contractual Obligations and Commitments

Other than the paydown of $122 million under our bank credit facilities, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to these policies for the six months ended June 30, 2011.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under US GAAP and IFRS. From a US GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. This update is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued an accounting standards update that will require items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011.

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

Wynn Las Vegas

As of June 30, 2011, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Facilities at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have and will continue to be recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income as this swap does not qualify for hedge accounting.

Wynn Macau

As of June 30, 2011, we have three interest rate swaps intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under the first swap agreement, we pay a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amounts at a variable interest rate based on the applicable LIBOR at the time of payment. As of June 30, 2011, this interest rate swap fixes the interest rate on $153.8 million of the current U.S. dollar borrowings under the Wynn Macau Credit Facilities at approximately 4.88% - 5.38%. Under the second swap agreement, we pay a fixed interest rate of 3.39% on Hong Kong dollar borrowings of approximately HK $991.6 million (approximately US$127 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amounts at a variable interest rate based on the applicable HIBOR at the time of payment. As of June 30, 2011, this interest rate swap fixes the interest rate on approximately $127 million of the current Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at approximately 4.64%. Both of these interest rate swap agreements mature in August 2011. We entered into a third interest rate swap agreement at Wynn Macau to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately US$300 million) of borrowings under the Wynn Macau Credit Facilities at approximately 3.4%. This interest rate swap agreement matures in June 2012.

Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of June 30, 2011 and December 31, 2010 (amounts in thousands):

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
June 30, 2011	$7,089	$6,995	$14,084
December 31, 2010	$8,457	$12,992	$21,449

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

Interest Rate Sensitivity

As of June 30, 2011, approximately 95% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $1.5 million.

Foreign Currency Risk

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal matters see Note 16 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to those risk factors during the six months ended June  30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program beginning in 2010. On July 14, 2011, our Board of Directors declared a dividend of $0.50 per share, payable on August 11, 2011 to stockholders of record as of July 28, 2011. On April 19, 2011, our Board of Directors declared a dividend of $0.50 per share which was paid on May 17, 2011 to stockholders of record as of May 3, 2011. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

In May 2011, the Company repurchased a total of 7,223 shares at an average price of $145 per share in satisfaction of tax withholding obligations on vested restricted stock.

Item 5. Other Information.

At the Company’s 2011 Annual Meeting of Stockholders held on May 17, 2011, stockholders voted on an advisory (non-binding) proposal regarding the frequency of future advisory votes on executive compensation. As we reported on a Form 8-K filed on May 20, 2011, approximately 71% of the votes cast on the frequency proposal voted in favor of holding an advisory vote on executive compensation every three years. Following consideration of the stockholder vote on the frequency proposal, the Company’s Board of Directors has determined to hold an advisory vote on executive compensation every three years.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED
Dated: August 9, 2011	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)