Form 10-Q
period 2011-09-30
WYNN RESORTS LTD
filed 2011-11-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common stock, $0.01 par value	124,957,158

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,776,024	$1,258,499
Investment securities	134,419	—
Receivables, net	190,346	187,464
Inventories	77,411	86,847
Prepaid expenses and other	26,930	28,326

Total current assets	2,205,130	1,561,136
Property and equipment, net	4,687,027	4,921,259
Investment securities	106,081	—
Intangibles, net	36,864	40,205
Deferred financing costs	53,253	61,863
Deposits and other assets	336,472	85,802
Investment in unconsolidated affiliates	4,147	4,232

Total assets	$7,428,974	$6,674,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$140,254	$168,135
Current portion of long-term debt	170,565	2,675
Current portion of land concession obligation	75,668	—
Income taxes payable	2,590	2,061
Customer deposits	546,324	368,621
Gaming taxes payable	139,438	173,888
Accrued compensation and benefits	96,869	70,834
Accrued interest	41,197	53,999
Other accrued liabilities	106,506	32,476
Construction retention	3,375	12,266
Deferred income taxes	2,971	2,974

Total current liabilities	1,325,757	887,929
Long-term debt	2,933,366	3,264,854
Land concession obligation	103,552	—
Other long-term liabilities	128,471	64,248
Deferred income taxes	76,510	76,881

Total liabilities	4,567,656	4,293,912

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 137,807,088 and 137,404,462 shares issued; 124,957,158 and 124,599,508 shares outstanding	1,378	1,374
Treasury stock, at cost; 12,849,930 and 12,804,954 shares	(1,126,266)	(1,119,407)
Additional paid in capital	3,395,472	3,346,050
Accumulated other comprehensive income (loss)	(2,867)	889
Retained earnings	307,061	9,042

Total Wynn Resorts, Limited stockholders’ equity	2,574,778	2,237,948
Noncontrolling interest	286,540	142,637

Total equity	2,861,318	2,380,585

Total liabilities and stockholders’ equity	$7,428,974	$6,674,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Casino	$1,020,205	$765,391	$3,108,553	$2,246,184
Rooms	120,113	101,550	355,492	294,985
Food and beverage	142,891	129,432	419,542	368,596
Entertainment, retail and other	105,530	85,945	306,900	255,808

Gross revenues	1,388,739	1,082,318	4,190,487	3,165,573
Less: promotional allowances	(90,435)	(76,369)	(264,558)	(218,063)

Net revenues	1,298,304	1,005,949	3,925,929	2,947,510

Operating costs and expenses:
Casino	679,479	500,303	1,988,339	1,467,499
Rooms	31,135	30,572	93,594	93,363
Food and beverage	73,250	72,221	214,203	206,754
Entertainment, retail and other	52,152	50,062	162,591	147,819
General and administrative	107,935	103,030	287,508	285,699
Provision for doubtful accounts	4,324	859	18,269	14,729
Pre-opening costs	—	85	—	9,071
Depreciation and amortization	100,522	99,341	303,921	305,259
Property charges and other	9,662	17,527	124,070	22,374

Total operating costs and expenses	1,058,459	874,000	3,192,495	2,552,567

Operating income	239,845	131,949	733,434	394,943

Other income (expense):
Interest income	2,663	953	4,639	1,812
Interest expense, net of capitalized interest	(57,462)	(60,341)	(173,956)	(163,200)
Increase (decrease) in swap fair value	4,118	(352)	11,483	(5,629)
Loss on extinguishment of debt/exchange offer	—	(64,215)	—	(67,367)
Equity in income from unconsolidated affiliates	376	112	1,242	618
Other	(85)	(1,141)	1,616	(446)

Other income (expense), net	(50,390)	(124,984)	(154,976)	(234,212)

Income before income taxes	189,455	6,965	578,458	160,731
Provision for income taxes	(4,270)	(9,019)	(11,607)	(16,009)

Net income (loss)	185,185	(2,054)	566,851	144,722
Less: Net income attributable to noncontrolling interest	(58,122)	(31,454)	(143,953)	(98,837)

Net income (loss) attributable to Wynn Resorts, Limited	$127,063	$(33,508)	$422,898	$45,885

Basic and diluted income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$1.02	$(0.27)	$3.41	$0.37
Diluted	$1.01	$(0.27)	$3.37	$0.37
Weighted average common shares outstanding:
Basic	124,176	122,771	123,969	122,569
Diluted	125,860	122,771	125,675	123,564
Dividends declared per common share:	$0.50	$0.25	$1.00	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$566,851	$144,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,921	305,259
Deferred income taxes	10,081	15,282
Stock-based compensation	18,318	20,721
Excess tax benefits from stock-based compensation	(10,331)	(4,986)
Amortization and write-offs of deferred financing costs and other	15,016	19,296
Provision for doubtful accounts	18,269	14,729
Property charges and other	97,150	7,425
Loss on extinguishment of debt	—	62,608
Equity in income of unconsolidated affiliates, net of distributions	85	54
(Increase) decrease in swap fair value	(11,483)	5,629
Increase (decrease) in cash from changes in:
Receivables, net	(21,248)	(3,260)
Inventories and prepaid expenses and other	10,298	14,911
Accounts payable and accrued expenses	152,125	58,743

Net cash provided by operating activities	1,149,052	661,133

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(85,804)	(229,577)
Purchase of corporate debt securities	(281,628)	—
Proceeds from sales or maturities of corporate debt securities	37,712	—
Deposits and purchase of other assets	(34,848)	(11,422)
Proceeds from sale of equipment	310	637

Net cash used in investing activities	(364,258)	(240,362)

Cash flows from financing activities:
Proceeds from exercise of stock options	21,029	31,481
Excess tax benefits from stock-based compensation	10,331	4,986
Dividends paid	(127,668)	(61,334)
Proceeds from issuance of long-term debt	—	1,676,528
Purchase of treasury stock	(6,859)	—
Principal payments on long-term debt	(163,910)	(2,070,931)
Payment of financing costs	(58)	(70,572)

Net cash used in financing activities	(267,135)	(489,842)

Effect of exchange rate on cash	(134)	(421)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	517,525	(69,492)
Balance, beginning of period	1,258,499	1,991,830

Balance, end of period	$1,776,024	$1,922,338

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1.1 billion and $663.9 million at September 30, 2011 and December 31, 2010, respectively, were invested in time deposits, money market accounts, U.S. Treasuries and commercial paper. The Company utilized Level 1 inputs as described in Note 10 to determine fair value.

Investment Securities

Investment securities consist of short-term and long-term investments in domestic and foreign corporate debt securities and commercial paper. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Originally the Company’s investments had been classified as held-to-maturity because the Company had the positive intent and ability to hold them to maturity. However, during the third quarter of 2011, due to the economic uncertainty in the global financial markets, the Company elected to change the classification of its investments from held-to-maturity to available-for-sale. In August 2011, the Company sold investments with a net carrying value of $30.1 million and realized a loss of $0.1 million. As of September 30, 2011, all remaining investments are classified as available-for-sale. These investments are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). The Company utilized Level 1 inputs as described in Note 10 to determine fair value. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2011 and December 31, 2010, approximately 80% and 82%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenue. The Company’s casino revenues are reduced by discounts and commissions, and points earned in the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rooms	$13,080	$12,525	$39,169	$37,987
Food and beverage	26,356	23,092	77,551	68,205
Entertainment, retail and other	4,188	5,580	12,509	16,019

	$43,624	$41,197	$129,229	$122,211

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. For the three months ended September 30, 2011 and 2010, gaming taxes totaled approximately $472.9 million and $331.9 million, respectively. For the nine months ended September 30, 2011 and 2010, gaming taxes totaled approximately $1,383.7 million and $970.3 million, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. For the three months ended September 30, 2011 and 2010, advertising costs totaled approximately $5.5 million and $4.7 million, respectively. For the nine months ended September 30, 2011 and 2010, advertising costs totaled approximately $12.9 million and $13.7 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for 2010 have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net income (loss).

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

In September 2011, the FASB issued an accounting standards update that requires more information be disclosed about an employer’s financial obligations to a multiemployer pension plan. The Company participates in such a plan and will make the required disclosures in its annual report on Form 10-K for the year ending December 31, 2011. As the standard update requires disclosure only, the Company does not expect the implementation to have a material impact on its financial statements.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding (used in calculation of basic earnings per share)	124,176	122,771	123,969	122,569
Potential dilution from the assumed exercise of stock options and nonvested stock	1,684	—	1,706	995

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	125,860	122,771	125,675	123,564

A total of 25,200 and 610,200 stock options were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively, because including them would have been anti-dilutive under the treasury stock method. For the three months ended September 30, 2010, the Company recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for that period. A total of 1,260,000 and 1,269,000 stock options were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively, because including them would have been anti-dilutive under the treasury stock method.

4. Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$185,185	$(2,054)	$566,851	$144,722
Currency translation adjustment	(2,433)	4,149	(2,389)	628
Net unrealized loss on investments	(2,619)	—	(2,619)	—

Total comprehensive income	180,133	2,095	561,843	145,350
Less: Comprehensive income attributable to noncontrolling interests	(56,858)	(32,603)	(142,701)	(99,011)

Comprehensive income (loss) attributable to Wynn Resorts	$123,275	$(30,508)	$419,142	$46,339

As of December 31, 2010, accumulated other comprehensive income consisted solely of currency translation adjustments.

5. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2011 and 2010 totaled $177.2 million and $130.9 million, respectively. Interest capitalized for the nine months ended September 30, 2011 and 2010 totaled $0 and $7.2 million, respectively.

For the nine months ended September 30, 2011 and 2010, capital expenditures include an increase of $16.8 million and a decrease of $20 million, respectively, in construction payables and retention.

6. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Casino	$258,176	$257,951
Hotel	15,946	17,851
Retail leases and other	36,597	25,753

	310,719	301,555
Less: allowance for doubtful accounts	(120,373)	(114,091)

	$190,346	$187,464

7. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Land and improvements	$733,022	$731,810
Buildings and improvements	3,762,832	3,735,633
Airplanes	77,436	77,421
Furniture, fixtures and equipment	1,648,492	1,647,424
Leasehold interest in land	85,429	85,545
Construction in progress	19,873	22,901

	6,327,084	6,300,734
Less: accumulated depreciation	(1,640,057)	(1,379,475)

	$4,687,027	$4,921,259

8. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
September 30, 2011
Domestic and foreign corporate bonds	$174,612	$5	$(2,584)	$172,033
Commercial paper	68,507	—	(40)	68,467

	$243,119	$5	$(2,624)	$240,500

As described in Note 2, the Company transferred investments classified as held-to maturity to available-for-sale with a net carrying value of $249.5 million and a net unrealized loss of $1 million.

The amortized cost and estimated fair value of these investment securities at September 30, 2011, by contractual maturity are shown below (amounts in thousands):

	Amortized Cost	Fair value
Available-for-sale debt securities
Due in one year or less	$134,718	$134,419
Due after one year through three years	108,401	106,081

	$243,119	$240,500

9. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $8,862 at September 30, 2011 and $9,679 at December 31, 2010	$491,138	$490,321
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,827 at September 30, 2011 and $1,933 at December 31, 2010	350,183	350,077
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	—	3,868
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	—	16,187
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	40,263	44,281
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	330,605	330,605
Wynn Macau Senior Term Loan Facilities, due June 27, 2014; interest at LIBOR or HIBOR plus 1.25%—1.75%	513,292	550,900
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25%	—	100,165
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	35,700	36,750
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	22,750	24,375

	3,103,931	3,267,529
Current portion of long-term debt	(170,565)	(2,675)

	$2,933,366	$3,264,854

Wynn Las Vegas Revolving Credit Facilities

As of September 30, 2011, no amounts were outstanding under the Wynn Las Vegas Revolving Credit Facilities. The Company had $19.5 million of outstanding letters of credit that reduce its availability under the Wynn Las Vegas Revolving Credit Facilities. Accordingly, the Company has availability of $347.5 million under the Wynn Las Vegas Revolving Credit Facilities as of September 30, 2011.

Wynn Macau Senior Revolving Credit Facility

As of September 30, 2011, no amounts were outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, the Company has availability of $1 billion under the Wynn Macau Credit Facilities as of September 30, 2011.

In September 2011, the Company made the first of 12 quarterly payments under the Wynn Macau Senior Term Loan Facilities.

Debt Covenant Compliance

As of September 30, 2011, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $2.2 billion at both September 30, 2011 and December 31, 2010. The estimated fair value of the Company’s outstanding first mortgage notes, based on quoted market prices, was approximately $2.3 billion at both September 30, 2011 and December 31, 2010. The net book value of the Company’s other debt instruments was approximately $1 billion and $1.1 billion at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1 billion and $1.1 billion at September 30, 2011 and December 31, 2010, respectively.

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

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of September 30, 2011, $4 million of the interest rate swap liabilities are included in other accrued expenses and $6 million are included in other long-term liabilities. As of December 31, 2010, $5.9 million of the interest rate swap liabilities are included in other accrued expenses and $15.6 million are included in other long-term liabilities.

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
(amounts in thousands)
September 30, 2011	$5,962	$4,004	$9,966
December 31, 2010	$8,457	$12,992	$21,449

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

Wynn Macau Swaps

The Company currently has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.15% on borrowings of HK$2.3 billion (approximately U.S.$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of September 30, 2011, this interest rate swap fixes the interest rate on such borrowings at 3.4%. This interest rate swap agreement matures in June 2012.

In August 2011, two interest rate swap agreements that the Company had entered into to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities expired. Under the first swap agreement, the Company paid a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, the Company paid a fixed interest rate of 3.39% on Hong Kong dollar borrowings of HK $991.6 million (approximately U.S.$127 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. Until they expired in August 2011, these interest rate swaps fixed the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at 4.88% - 5.38% and 4.64%, respectively.

11. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2011 and December 31, 2010, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $2 million and $0.3 million, respectively.

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

12. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Donation to University of Macau	$1,033	$—	$108,516	$—
Contract termination	—	14,949	—	14,949
Loss on show cancellation	—	—	1,378	—
Net loss on assets abandoned, retired for remodel or sold	8,629	2,578	14,176	7,425

	$9,662	$17,527	$124,070	$22,374

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended September 30, 2011 include miscellaneous renovations and abandonments at our resorts, including modifications of the Encore at Wynn Las Vegas retail esplanade and the closure of the Blush nightclub. Property charges and other for the nine months ended September 30, 2011 include the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Condensed Consolidated Statements of Operations has been discounted using the Company’s current estimated borrowing rate over the time period of the remaining committed payments. In accordance with accounting standards for contributions, subsequent accretion of the discount is being recorded as additional donation expense and included in Property charges and other. Property charges and other for the nine months ended September 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas.

Property charges and other for the three and nine months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas. The remaining charges were for miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock (the “Wynn Macau Limited IPO”). The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $58.1 million and $31.5 million for the three months ended September 30, 2011 and 2010, respectively. Net income attributable to noncontrolling interest was $144 million and $98.8 million for the nine months ended September 30, 2011 and 2010, respectively.

14. Stockholders’ Equity

The Company paid a dividend of $0.50 per common share on both May 17, 2011 and August 11, 2011. For the nine months ended September 30, 2011, $124.9 million has been recorded as a distribution against retained earnings. Of this amount approximately $0.9 million has been recorded as a liability which will be paid to holders of nonvested stock upon the vesting of that stock.

15. Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Casino	$2,076	$2,334	$6,804	$7,316
Rooms	90	109	329	375
Food and beverage	99	51	371	233
Entertainment, retail and other	3	34	19	103
General and administrative	3,374	4,227	10,795	12,694

Total stock-based compensation expense	5,642	6,755	18,318	20,721
Total stock-based compensation capitalized	437	146	827	438

	$6,079	$6,901	$19,145	$21,159

16. Commitments and Contingencies

Wynn Macau

Cotai Development. In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. Following government approval, the Company anticipates constructing a full scale integrated resort containing a casino, approximately 1,500 rooms, convention, retail, entertainment and food and beverage offerings on this land. The Company continues to finalize the project scope, timeline and budget.

The initial term of the land concession contract is 25 years, and it may be renewed with government approval for successive periods. The total land premium payable, as described in the draft land concession contract, is approximately $193.4 million. This premium will be paid with a down payment of approximately

$62.5 million and eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%). As of September 30, 2011, the Company has recorded this obligation and a related long-term asset with $75.7 million included as a current liability and $103.6 million included as a long-term liability. Wynn Macau will also be required to make annual lease payments of approximately $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land noted above. The payment will be made within 15 days after the Macau government publishes the Company’s rights to the Cotai land in the government’s official gazette. With the Company’s acceptance of the draft land concession contract noted above, the Company has accrued this $50 million obligation as a current liability included in other accrued liabilities as of September 30, 2011.

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

17. Income Taxes

For the three months ended September 30, 2011 and 2010, the Company recorded tax expense of $4.3 million and $9 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded tax expense of $11.6 million and $16 million, respectively. The Company’s provision for income taxes is primarily comprised of increases in its domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the nine months ended September 30, 2011 and 2010, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $10.5 million and $5.5 million, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010, Wynn Macau, S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, the Company was exempted from the payment of approximately $22.8 million and $57.3 million in such taxes during the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the Company was exempted from $13.2 million and $41.3 million, respectively, of such taxes. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provided for an annual payment of MOP 7.2 million (approximately $900,000 U.S. dollars) to the Macau Special Administrative Region as a payment in lieu of complementary tax otherwise due by the Wynn Macau S.A. shareholders on dividend distributions from gaming profits. This agreement covered dividend distributions of gaming profits earned in the years 2006 through 2010. On November 3, 2010, Wynn Macau, S.A. applied for a 5-year extension of this agreement for the years ending December 31, 2011 through 2015. On July 19, 2011 Wynn Macau, S.A. received notification that the 5-year extension had been ratified and that an annual payment of MOP 15.5 million (approximately $1.9 million U.S. dollars) would be due the Macau Special Administrative Region for each of the years 2011 through 2015. As a result of the 2011 shareholder dividend tax agreement, income taxes payable includes $1 million and $1.5 million accrued for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, respectively, the Company accrued income taxes payable of $0.2 million and $0.7 million for amounts due under the 2009 shareholder dividend tax agreement.

During the nine months ended September 30, 2011, Wynn Macau, S.A. received the results of the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns. During July 2011, Wynn Macau S.A. filed an appeal related to the examination’s disallowance of certain deductions claimed in its 2006 Macau Complementary Tax Return. In August 2011, the 2006 Macau tax issues under appeal were resolved. Included in income taxes payable is $1.1 million for Macau Complementary tax payable resulting from the 2006 examination and appeal resolution, substantially all of which was accrued in prior years. As the result of the resolution of these Macau tax issues and the expiration of the statute of limitations for 2006 Macau Complementary tax assessments on December 31, 2011, it is reasonably possible that the total amount of unrecognized tax benefits will decrease during the next twelve months by $0 to $10.7 million. During October 2011, the IRS began an examination of the Company’s 2010 U.S. income tax return. Since the examination is in its initial stages the Company is unable to determine if it will be concluded within the next twelve months. The Company believes that its liability for uncertain tax positions related to the period covered by this examination is adequate.

18. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	September 30, 2011	December 31, 2010
Total assets
Las Vegas Operations	$4,020,168	$4,108,516
Macau Operations	2,624,187	1,777,119
Corporate and other	784,619	788,862

	$7,428,974	$6,674,497

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues
Las Vegas Operations	$346,936	$334,524	$1,132,374	$971,026
Macau Operations	951,368	671,425	2,793,555	1,976,484

Total	$1,298,304	$1,005,949	$3,925,929	$2,947,510

Adjusted Property EBITDA (1)
Las Vegas Operations	$85,134	$76,521	$349,954	$201,952
Macau Operations	295,960	198,008	883,139	595,846

Total	381,094	274,529	1,233,093	797,798

Other operating costs and expenses
Pre-opening costs	—	85	—	9,071
Depreciation and amortization	100,522	99,341	303,921	305,259
Property charges and other	9,662	17,527	124,070	22,374
Corporate expenses and other	30,689	25,515	70,426	65,533
Equity in income from unconsolidated affiliates	376	112	1,242	618

Total	141,249	142,580	499,659	402,855

Operating income	239,845	131,949	733,434	394,943

Non-operating costs and expenses
Interest income	2,663	953	4,639	1,812
Interest expense, net of amounts capitalized	(57,462)	(60,341)	(173,956)	(163,200)
Increase (decrease) in swap fair value	4,118	(352)	11,483	(5,629)
Loss on extinguishment of debt/exchange offer	—	(64,215)	—	(67,367)
Equity in income from unconsolidated affiliates	376	112	1,242	618
Other	(85)	(1,141)	1,616	(446)

Total	(50,390)	(124,984)	(154,976)	(234,212)

Income before income taxes	189,455	6,965	578,458	160,731
Provision for income taxes	(4,270)	(9,019)	(11,607)	(16,009)

Net income (loss)	$185,185	$(2,054)	$566,851	$144,722

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

19. Subsequent Events

On October 19, 2011, the Board of Directors of the Company declared a cash dividend of $0.50 per share, payable on November 16, 2011 to stockholders of record as of November 2, 2011.

On November 1, 2011, the Board of Directors of the Company declared a cash dividend of $5.00 per share, payable on December 21, 2011 to stockholders of record as of November 23, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in U.S. laws regarding healthcare;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact that a natural disaster may have on the travel and leisure industry;

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks; and

•	pending or future legal proceedings.

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

Our Resorts

The following table sets forth information about our resorts as of October 2011:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	220	2,490
Macau Operations	1,008	265,000	500	945

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

•

Approximately 97,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May 2011. These remodels were completed at a cost of $61 million, substantially less than the project budget of $83 million.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Macau Operations

We operate Wynn Macau I Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 265,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino and a poker area;

•	Two luxury hotel towers with a total of 1,008 spacious rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 54,200 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Tudor, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a salon, a pool; and

•	Lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising Wynn Las Vegas is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. Following government approval, we anticipate constructing a full scale integrated resort containing a casino, approximately 1,500 rooms, convention, retail, entertainment and food and beverage offerings on this land. We continue to finalize the project scope, timeline and budget.

Results of Operations

Our results for the nine months ended September 30, 2011 include the operations of Encore at Wynn Macau for the full period, whereas the nine months ended September 30, 2010 only include the operations of Encore at Wynn Macau from its opening on April 21, 2010.

The table below presents our net revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues
Las Vegas Operations	$346,936	$334,524	$1,132,374	$971,026
Macau Operations	951,368	671,425	2,793,555	1,976,484

	$1,298,304	$1,005,949	$3,925,929	$2,947,510

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

In our VIP casino in Macau, customers primarily purchase non-negotiable chips, commonly referred to as rolling chips, from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP casino is recorded as turnover and provides a base for calculating VIP casino win percentage. Because of this difference in chip purchase activity, the measurement base used in the general casino is not the same that is used in the VIP casino. It is customary in Macau to measure VIP casino play using this rolling chip method.

The measurement method in Las Vegas and in the general casino in Macau tracks the initial purchase of chips at the table while the measurement method in our VIP casino in Macau tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the general casino. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP casino in Macau when compared to the general casino in Las Vegas and Macau.

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

Financial results for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Revenues

Net revenues for the three months ended September 30, 2011 are comprised of $1,020.2 million in casino revenues (78.6% of total net revenues) and $278.1 million of net non-casino revenues (21.4% of total net revenues). Net revenues for the three months ended September 30, 2010 are comprised of $765.4 million in casino revenues (76.1% of total net revenues) and $240.5 million of net non-casino revenues (23.9% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2011 of $1,020.2 million represents a $254.8 million (or 33.3%) increase from casino revenues of $765.4 million for the three months ended September 30, 2010.

Our Las Vegas Operations experienced an $11.5 million decrease in casino revenues, from $138.4 million for the three months ended September 30, 2010 to $126.9 million for the three months ended September 30, 2011. This decline is primarily due to a decrease in our average table games win percentage (before discounts) from 22.8% for the three months ended September 30, 2010 to 18.3% for the three months ended September 30, 2011. Our average table games win percentage for the three months ended September 30, 2011 was below the expected range of 21% to 24%. Table games drop for the quarter increased 10.7% compared to the prior year quarter. Slot machine handle at our Las Vegas Operations decreased 2.4% compared to the prior year quarter, however slot machine win increased 11.2% as our slot machine hold percentage increased for the quarter.

Casino revenues at our Macau Operations, including Encore at Wynn Macau which opened on April 21, 2010, increased $266.3 million for the three months ended September 30, 2011, compared to the prior year quarter. We experienced a 47.3% increase in the VIP revenue segment due to a 45% increase in turnover and an increase in our win percentage compared to the prior year quarter. Our win as a percent of turnover was 2.95%, which compares to our expected range of 2.7% to 3.0%, and to 2.88% in the prior year quarter. In our general casino, drop increased 16.4% when compared to the prior year quarter and the average table games win percentage was 27.7%, which is within our revised expected range of 26% to 28%. The average table game win percentage at our Macau Operations for the three months ended September 30, 2010 was 22.8%. Slot machine handle increased 6.9% compared to the prior year quarter primarily due to increased visitation at our resort. Slot machine win increased by 10.3% due to this increase in handle and an increase in our hold percentage.

For the three months ended September 30, 2011, room revenues were approximately $120.1 million, an increase of $18.5 million (18.3%) compared to prior year quarter room revenue of $101.6 million. Room revenue at our Las Vegas Operations increased $14.1 million (18.7%) compared to the prior year quarter. In Las Vegas, room rates increased during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and we also experienced a slight increase in occupancy rate. Room revenue at our Macau Operations increased approximately $4.4 million due to an increase in the average daily room rate and occupancy rate compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended September 30,
	2011	2010
Average Daily Rate
Las Vegas	$240	$210
Macau	315	287
Occupancy
Las Vegas	88.3%	87.8%
Macau	93.7%	87.6%
REVPAR
Las Vegas	$212	$184
Macau	295	251

Other non-casino revenues for the three months ended September 30, 2011 included food and beverage revenues of approximately $142.9 million, retail revenues of approximately $67.2 million, entertainment revenues of approximately $21.9 million, and other revenues from outlets, including the spa and salon, of approximately $16.4 million. Other non-casino revenues for the three months ended September 30, 2010 included food and beverage revenues of approximately $129.4 million, retail revenues of approximately $52.3 million, entertainment revenues of approximately $18.1 million, and other revenues from outlets such as the spa and salon, of approximately $15.5 million. Food and beverage revenues at our Las Vegas Operations increased $7.5 million (6.7%), while our Macau Operations increased $6 million (33.6%), as compared to the prior year quarter. The increase in Las Vegas is due primarily to business in our nightclubs, catering business and restaurants. The increase in Macau is primarily due to increased visitation to our resort. Retail revenues at our Macau Operations increased $14.1 million (44.6%), while retail at our Las Vegas Operations increased $0.8 million (3.9%). The increase at Wynn Macau is due primarily to strong same-store sales growth at our resort. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from Garth Brooks performances and the Le Rêve production show, both in Las Vegas.

Departmental, Administrative and Other Expenses

For the three months ended September 30, 2011, departmental expenses included casino expenses of $679.5 million, room expenses of $31.1 million, food and beverage expenses of $73.3 million, and entertainment, retail and other expenses of $52.2 million. Also included are general and administrative expenses of approximately $107.9 million and $4.3 million charged as a provision for doubtful accounts receivable. For the three months ended September 30, 2010, departmental expenses included casino expenses of $500.3 million, room expenses of $30.6 million, food and beverage expenses of $72.2 million, and entertainment, retail and other expenses of $50.1 million. Also included are general and administrative expenses of approximately $103 million and approximately $0.9 million charged as a provision for doubtful accounts receivable. Casino expenses have increased for the three months ended September 30, 2011 over the prior year quarter due primarily to an increase in casino revenues at our Macau Operations where we incur a gaming revenue tax and other levies at a rate totaling 39% in accordance with the concession agreement. Room expenses were flat as the increase in revenue was primarily due to increased average daily rates. Food and beverage and entertainment, retail and other expenses increased commensurate with the increase in revenues.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2011 was $100.5 million compared to $99.3 million for the three months ended September 30, 2010.

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

Property charges and other

Property charges and other for the three months ended September 30, 2011 were $9.7 million compared to $17.5 million for the three months ended September 30, 2010. For the three months ended September 30, 2011 property charges and other include miscellaneous renovations and abandonments at our resorts, including modification of the Encore at Wynn Las Vegas retail esplanade and the closure of our Blush nightclub.

Property charges and other for the three months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas. The remaining charges were for miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $2.7 million for the three months ended September 30, 2011 compared to $1 million for the three months ended September 30, 2010. During 2011 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While we have recently invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income, the majority of our investments were in money market funds and time deposits with a maturity of three months or less.

Interest expense was $57.5 million for the three months ended September 30, 2011, compared to $60.3 million for the three months ended September 30, 2010. We had no capitalized interest during either period. Our interest expense decreased compared to the prior year quarter primarily due to a decrease in amounts outstanding under our Wynn Las Vegas and Wynn Macau bank credit revolving facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $4.1 million for the three months ended September 30, 2011 resulting from the increase in the fair value of our interest rate swaps from June 30, 2011 to September 30, 2011. For the three months ended September 30, 2010 we recorded an expense of $0.4 million resulting from the decrease in the fair value of interest rate swaps between June 30, 2010 and September 30, 2010. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in our 2010 Annual Report on Form 10-K, we completed a tender offer for our then outstanding 6 5/8% First Mortgage Notes due 2014 and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $63 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

Income Taxes

For the three months ended September 30, 2011 and 2010, we recorded tax expense of $4.3 million and $9 million, respectively. Our provision for income taxes is primarily comprised of increases in our domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the three months ended September 30, 2011 and 2010, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $2.8 million and $3.6 million, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010 Wynn Macau, S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, the Company was exempted from the payment of approximately $22.8 million and $13.2 million in such taxes during the three months ended September 30, 2011 and 2010, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, had its ordinary shares of common stock listed on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $58.1 million for the three months ended September 30, 2011, compared to $31.5 million for the three months ended September 30, 2010. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues

Net revenues for the nine months ended September 30, 2011 are comprised of $3,108.6 million in casino revenues (79.2% of total net revenues) and $817.4 million of net non-casino revenues (20.8% of total net revenues). Net revenues for the nine months ended September 30, 2010 are comprised of $2,246.2 million in casino revenues (76.2% of total net revenues) and $701.3 million of net non-casino revenues (23.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the nine months ended September 30, 2011 of $3,108.6 million represents a $862.4 million (or 38.4%) increase from casino revenues of $2,246.2 million for the nine months ended September 30, 2010.

Our Las Vegas Operations experienced an $84.3 million increase in casino revenues compared to the prior year due to an 11.6% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the nine months ended September 30, 2011 was 25.4%, which was above the expected range of 21% to 24% and compares to 22.1% for the prior year. Slot machine handle at our Las Vegas Operations increased 2% compared to the prior year, and slot machine win increased 9.2% as more play shifted to higher hold slot machines.

Casino revenues at our Macau Operations, including Encore at Wynn Macau which opened on April 21, 2010, increased $778.1 million during the nine months ended September 30, 2011, compared to the prior year. We experienced a 39.9% increase in the VIP revenue segment due to a 46.9% increase in turnover, offset by a lower win percentage all compared to the prior year. Our win as a percent of turnover was 2.85%, which is within our expected range of 2.7% to 3.0%, and compares to 2.94% in the prior year. On April 21, 2010 we added

37 VIP tables with the opening of Encore, which helped drive some of the growth in our VIP segment during the nine months ended September 30, 2011 compared to the prior year. In our general casino drop increased 23.5% when compared to the prior year and the average table games win percentage was 27.8%, which is within our expected range of 26% to 28%. The average table game win percentage for the nine months ended September 30, 2010 was 22.6%. Slot machine handle increased 34.5% compared to the prior year as a result of increased visitation to our resort and the opening of Encore at Wynn Macau and slot machine win increased 36.7%.

For the nine months ended September 30, 2011, room revenues were approximately $355.5 million, an increase of $60.5 million (20.5%) compared to prior year room revenue of $295 million. Room revenue at our Las Vegas Operations increased approximately $36.7 million (15.8%) compared to the prior year. In Las Vegas, we experienced an increase in room rates during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, with a slight decrease in occupancy rate. Room revenue at our Macau Operations increased approximately $23.8 million (37.8%) due to the 414 additional suites added with the addition of Encore at Wynn Macau in April 2010 and increases in both occupancy rate and room rates compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Nine Months Ended September 30,
	2011	2010
Average Daily Rate
Las Vegas	$240	$203
Macau	312	286
Occupancy
Las Vegas	88.4%	90.0%
Macau	91.0%	86.0%
REVPAR
Las Vegas	$212	$183
Macau	284	246

Other non-casino revenues for the nine months ended September 30, 2011 included food and beverage revenues of approximately $419.5 million, retail revenues of approximately $191.5 million, entertainment revenues of approximately $61.5 million, and other revenues from outlets such as the spa and salon, of approximately $53.9 million. Other non-gaming revenues for the nine months ended September 30, 2010 included food and beverage revenues of approximately $368.6 million, retail revenues of approximately $153.5 million, entertainment revenues of approximately $51.9 million, and other revenues from outlets, including the spa and salon, of approximately $50.4 million. Food and beverage revenues at our Las Vegas Operations increased approximately $32.2 million (10.1%), while our Macau Operations increased $18.7 million (37.9%), as compared to the prior year. The increase in Las Vegas is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010 and increases in our catering and restaurant business. The increase in Macau is due to the opening of Encore at Wynn Macau and increased visitation. Retail revenues at our Macau Operations increased $34.8 million (37.5%), while retail at our Las Vegas Operations increased by $3.2 million (5.3%). The increase at Wynn Macau is due primarily to strong same-store sales growth and the addition of three new boutiques at Encore at Wynn Macau. Entertainment revenues increased over the prior year primarily due to increased revenue from Garth Brooks in the Encore Theater and the Sinatra “Dance with Me” show, both in Las Vegas. The Sinatra “Dance with Me” show ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the nine months ended September 30, 2011, departmental expenses included casino expenses of $1,988.3 million, room expenses of $93.6 million, food and beverage expenses of $214.2 million, and entertainment, retail and other expenses of $162.6 million. Also included are general and administrative expenses of approximately $287.5 million and $18.3 million charged as a provision for doubtful accounts receivable. For the nine months ended September 30, 2010, departmental expenses included casino expenses of $1,467.5 million, room expenses of $93.4 million, food and beverage expenses of $206.8 million, and entertainment, retail and other expenses of $147.8 million. Also included are general and administrative expenses of approximately $285.7 million and approximately $14.7 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the nine months ended September 30, 2011 due to an increase in casino revenues at our Las Vegas Operations, and at our Macau Operations where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement. Room expenses were flat as the increase in revenue was due to increased average daily rates. Food and beverage and entertainment, retail and other expenses increased commensurate with the increase in revenues.

Pre-opening costs

We incurred no pre-opening costs during the nine months ended September 30, 2011. For the nine months ended September 30, 2010, we incurred $9.1 million of pre-opening costs primarily related to Encore at Wynn Macau which opened on April 21, 2010 and the Encore Beach Club which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2011 was $303.9 million compared to $305.3 million for the nine months ended September 30, 2010. While there was little change between periods, assets with a 5-year life were fully depreciated as of April 2010 at Wynn Las Vegas, which was offset by depreciation of the assets of Encore at Wynn Macau which were placed into service in April 2010 and the assets of the Encore Beach Club and Surrender Nightclub in Las Vegas which were placed into service in May 2010.

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

Property charges and other

Property charges and other for the nine months ended September 30, 2011, were $124.1 million compared to $22.4 million for the nine months ended September 30, 2010. Property charges and other for the nine months ended September 30, 2011 include a charge of $108.5 million reflecting the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in our accompanying Condensed Consolidated Statements of Operations has been discounted using our current estimated borrowing rate over the time period of the remaining committed payments. Property charges and other for the nine months ended September 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas and miscellaneous renovations and abandonments at our resorts, including modifications of the Encore at Wynn Las Vegas retail esplanade and the closure of the Blush nightclub.

Property charges and other for the nine months ended September 30, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas and miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

In response to our evaluation of our properties and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $4.6 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively. During 2011 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While we have recently invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income, the majority of our short-term investments were primarily in investments in money market accounts, U.S. Treasury Bills and time deposits with a maturity of three months or less.

Interest expense was $174 million, net of capitalized interest of $0, for the nine months ended September 30, 2011, compared to $163.2 million, net of capitalized interest of $7.2 million, for the nine months September 30, 2010. Our interest expense increased compared to the prior year primarily due to a decrease in interest capitalized and an increase in interest rates on our first mortgage notes, offset by a decrease in amounts outstanding under our Wynn Las Vegas and Wynn Macau bank credit revolving facilities.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of approximately $11.5 million for the nine months ended September 30, 2011 resulting from the increase in the fair value of our interest rate swaps from December 31, 2010 to September 30, 2011. For the nine months ended September 30, 2010 we recorded an expense of $5.6 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2009 and September 30, 2010. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in our 2010 Annual Report on Form 10-K, in April 2010 we completed an exchange offer for a portion of our outstanding 6 5/8% First Mortgage Notes (the “2014 Notes”). In connection with that exchange offer, the direct costs incurred with third parties of $4.4 million were expensed. Then in the third quarter of 2010, we completed a tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $63 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

Income Taxes

For the nine months ended September 30, 2011 and 2010, we recorded a tax expense of $11.6 million and $16 million, respectively. Our provision for income taxes is primarily comprised of increases in our domestic valuation allowance for U.S. foreign tax credits not expected to provide a U.S. tax benefit in future years, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the nine months ended September 30, 2011 and 2010, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $10.5 million and $5.5 million, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010, Wynn Macau, S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, we were exempted from the payment of approximately $57.3 million and $41.3 million in such taxes for the nine months ended September 30, 2011 and 2010, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement.

During the nine months ended September 30, 2011, Wynn Macau, S.A. received the results of the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns. During July 2011, Wynn Macau S.A. filed an appeal related to the examination’s disallowance of certain deductions claimed in its 2006 Macau Complementary Tax Return. In August 2011, the 2006 Macau tax issues under appeal were resolved. Included in income taxes payable is $1.1 million for Macau Complementary tax payable resulting from the 2006 examination and appeal resolution, substantially all of which was accrued in prior years. As the result of the resolution of these Macau tax issues and expiration of the statute of limitations for 2006 Macau Complementary tax assessments on December 31, 2011, it is reasonably possible that the total amount of unrecognized tax benefits will decrease during the next twelve months by $0 to $10.7 million. During October 2011, the IRS began an examination of our 2010 U.S. income tax return. Since the examination is in its initial stages we are unable to determine if it will be concluded within the next twelve months. We believe our liability for uncertain tax positions related to the period covered by this examination is adequate.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $144 million for the nine months ended September 30, 2011, compared to $98.8 million for the nine months ended September 30, 2010. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each period.

Adjusted Property EBITDA

We use adjusted property EBITDA to manage the operating results of our segments. Adjusted property EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use adjusted property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present adjusted property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses that do not relate to the management of specific casino properties. However, adjusted property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, adjusted property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in adjusted property EBITDA. Also, our calculation of adjusted property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes adjusted property EBITDA (amounts in thousands) for our Las Vegas and Macau Operations as reviewed by management and summarized in “Notes to Condensed Consolidated Financial Statements – Note 18 Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Las Vegas Operations	$85,134	$76,521	$349,954	$201,952
Macau Operations	295,960	198,008	883,139	595,846

	$381,094	$274,529	$1,233,093	$797,798

For 2011, our Las Vegas Operations benefited from a higher than normal table games win percentage (for the nine months only), improved ADR, and an overall increase in all other revenue streams including entertainment and food and beverage. While we experienced little change in our occupancy compared to the prior year, we were able to achieve an increase in ADR as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. While we benefited from higher win percentages on our table games during the year-to-date period, and higher non-casino revenues during the quarter and year-to-date periods, the economic environment in the Las Vegas market is still uncertain.

Our Macau Operations’ adjusted property EBITDA has increased as the Macau market continues to grow and as a result of our expansion of that resort as detailed in the discussions above regarding our results of operations.

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

Net cash provided by operations for the nine months ended September 30, 2011 was $1,149.1 million compared to $661.1 million provided by operations for the nine months ended September 30, 2010. This increase is primarily due to the increase in operating income as a result of increased operating department profitability at both our Las Vegas Operations and our Macau Operations, especially in the casino, room and food and beverage departments. Also contributing to this increase was the positive impact of ordinary working capital changes primarily driven by customer deposits, partially offset by an increase of $53.5 million of cash paid for interest for the nine months ended September 30, 2011.

Capital Resources

We require a certain amount of cash on hand for operations. At September 30, 2011, we had approximately $1.8 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Approximately $1.1 billion of our cash balance at September 30, 2011 is held by Wynn Macau, Limited and its subsidiaries of which we own 72.3%. Approximately $470.2 million of our cash balance is held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, including Wynn Las Vegas, LLC and Wynn Macau, S.A. As of September 30, 2011, we had $347.5 million available to draw under our Wynn Las Vegas Credit Facilities and $1 billion available to draw under our Wynn Macau Credit Facilities. Debt maturities for the remainder of 2011 are $37 million and over the next twelve months are $170.6 million. We believe that cash flow from operations and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2011.

Cash and cash equivalents include investments in money market accounts, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were $85.8 million for the nine months ended September 30, 2011, and related primarily to the room and suite remodel that began last year at Wynn Las Vegas and was completed in May 2011. Capital expenditures for the nine months ended September 30, 2010 were $229.6 million and related primarily to the construction of Encore at Wynn Macau and the Beach Club and Surrender Nightclub at Wynn Las Vegas.

During the nine months ended September 30, 2011, we invested $281.6 million in corporate debt securities and commercial paper.

Financing Activities

Las Vegas Operations

As of September 30, 2011, our Wynn Las Vegas credit facilities, as amended, (collectively the “Wynn Las Vegas Credit Facilities”) consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $40.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). During the nine months ended September 30, 2011, we repaid $20.1 million of borrowings under the Wynn Las Vegas Revolver and $4 million under the Wynn Las Vegas Term Loan. As of September 30, 2011, the Wynn Las Vegas Term Loan was fully drawn and we had no borrowings outstanding under the Wynn Las Vegas Revolver. We had $19.5 million of outstanding letters of credit that reduce our availability under the Wynn Las Vegas Revolver. Accordingly, we have availability of $347.5 million under the Wynn Las Vegas Revolver as of September 30, 2011.

At Wynn Las Vegas, we currently have three first mortgage note issues outstanding; the 7 7/8% $500 million First Mortgage Notes due 2017, the 7 7/8% $352 million First Mortgage Notes due 2020 and the 7 3/4% $1.3 billion First Mortgage notes due 2020 (collectively, the “Notes”). The Notes rank pari passu in right of payment with borrowings under the Wynn Las Vegas Credit Facilities noted above. The Notes are senior secured obligations of Wynn Las Vegas guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of Wynn Las Vegas, and subject to prior approval from the Nevada gaming authorities, a first priority lien on the equity interests of Wynn Las Vegas, LLC.

Macau Operations

As of September 30, 2011, our Wynn Macau credit facilities, as amended, (collectively the “Wynn Macau Credit Facilities”) consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars. Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the nine months ended September 30, 2011, we repaid $100.2 million of borrowings under the Wynn Macau Revolver and $37.6 million of the Wynn Macau Term Loan. As of September 30, 2011, the Wynn Macau Term Loan was fully drawn and we had no borrowings outstanding under the Wynn Macau Revolver. We have $1 billion of availability under the Wynn Macau Revolver as of September 30, 2011.

Dividends

In each of May 2011 and August 2011, we paid a cash dividend of $0.50 per common share. In each of May 2010 and August 2010, we paid a cash dividend of $0.25 per common share.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for floating-for-fixed interest rate swaps described under Item 3—“Quantitative and Qualitative Disclosures About Market Risk.” We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2011, we had outstanding letters of credit totaling $19.5 million.

Contractual Obligations and Commitments

Other than the combined paydown of $161.8 million under our Wynn Las Vegas and Wynn Macau Credit Facilities, and the obligations related to the Cotai site in Macau disclosed in Note 16, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change to these policies for the nine months ended September 30, 2011.

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

In September 2011, the FASB issued an accounting standards update that requires more information be disclosed about an employer’s financial obligations to a multiemployer pension plan. We participate in such a plan and will make the required disclosures in its annual report on Form 10-K for the year ending December 31, 2011. As the standard update requires additional disclosures only, we do not expect the implementation to have a material impact on its financial statements.

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

Wynn Las Vegas

As of September 30, 2011, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Facilities at approximately 5.485%. This interest rate swap agreement matures in November 2012. Changes in the fair value of this interest rate swap have been and will continue to be recorded as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as this swap does not qualify for hedge accounting.

Wynn Macau

As of September 30, 2011, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S.$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S.$300 million) of borrowings under the Wynn Macau Credit Facilities at approximately 3.4%. This interest rate swap agreement matures in June 2012.

We had two interest rate swap agreements to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities, both of which expired in August 2011. Under the first swap agreement, we paid a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. Under the second swap agreement, we paid a fixed interest rate of 3.39% on Hong Kong dollar borrowings of HK $991.6 million (approximately U.S.$127 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. Until they expired in August 2011, these interest rate swaps fixed the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at 4.88% – 5.38% and 4.64%, respectively.

Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Operations as the swaps do not qualify for hedge accounting.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of September 30, 2011 and December 31, 2010 (amounts in thousands):

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
September 30, 2011	$5,962	$4,004	$9,966
December 31, 2010	$8,457	$12,992	$21,449

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

Interest Rate Sensitivity

As of September 30, 2011, approximately 87% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of September 30, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $3.9 million.

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

As of September 30, 2011, in addition to Hong Kong dollars, we also hold other foreign currencies, primarily CNH (offshore renminbi).

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to those risk factors during the nine months ended September  30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program beginning in 2010. On April 19, 2011, our Board of Directors declared a dividend of $0.50 per share which was paid on May 17, 2011 to stockholders of record as of May 3, 2011. On July 14, 2011, our Board of Directors declared a dividend of $0.50 per share, payable on August 11, 2011 to stockholders of record as of July 28, 2011. On October 19, 2011, our Board of Directors declared a dividend of $0.50 per share which is payable on November 16, 2011 to stockholders of record as of November 2, 2011. On November 1, 2011, our Board of Directors declared a dividend of $5.00 per share which is payable on December 21, 2011 to stockholders of record as of November 23, 2011.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facilities contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Issuer Purchases of Equity Securities

In July and August 2011, the Company repurchased a total of 37,753 shares at an average price of $153.95 per share in satisfaction of tax withholding obligations on vested restricted stock.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	Material terms of draft land concession contract. (3)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed under Item 1.01 of the Current Report on Form 8-K file by the Registrant on September 12, 2011 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED
Dated: November 9, 2011	By:	/s/ MATT MADDOX
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)