Form 10-K
period 2011-12-31
WYNN RESORTS LTD
filed 2012-02-29
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2011 was approximately $11 billion.

As of February 23, 2012, 100,527,776 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Wynn Resorts, Limited, a Nevada corporation, was formed in June 2002, is led by Chairman and Chief Executive Officer, Stephen A. Wynn, and is a leading developer, owner and operator of destination casino resorts. We own and operate two destination casino resorts. In Las Vegas, Nevada, we own and operate “Wynn Las Vegas,” which includes “Encore at Wynn Las Vegas.” In the Macau Special Administrative Region of the People’s Republic of China (“Macau”) we own and operate “Wynn Macau” which includes “Encore at Wynn Macau.” We present our results based on the following two segments: Las Vegas Operations and Macau Operations. For more information on the financial results for our segments, see Item 8 “Financial Statements”, Note 17 “Segment Information.”

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

Our Resorts

Las Vegas Operations

Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, we opened Encore at Wynn Las Vegas, an expansion of Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as our “Las Vegas Operations.” We believe that this resort offers exceptional accommodations, amenities and service. For the sixth consecutive year, The Tower Suites at Wynn Las Vegas has received both the Forbes five-star and AAA five-diamond distinctions. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the fourth year in a row. The Spa at Wynn Las Vegas and the Spa at Encore are two of only four spas in Las Vegas to be recognized with the Forbes five-star award.

Our Las Vegas Operations feature approximately 4,750 hotel rooms and suites, 220 table games, 2,430 slot machines and a poker room in approximately 186,000 square feet of casino gaming space, (including a sky casino and private gaming salons), casual and fine dining in 35 food and beverage outlets, two spas and salons, lounges, and approximately 97,000 square feet of retail space featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others. Our Las Vegas Operations also offer three nightclubs, a beach club, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 283,000 square feet of meeting space, a specially designed theater presenting “Le Rêve-The Dream,” a water-based theatrical production, and an Encore Theater presenting Garth Brooks and other headliner entertainment acts. We believe that the unique experience of our Las Vegas Operations drives the significant visitation experienced since opening.

Macau Operations

Wynn Macau opened on September 6, 2006. On April 21, 2010, we opened Encore at Wynn Macau, an expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as our “Macau Operations.” We believe that this resort offers exceptional accommodations, amenities and service. For the fourth consecutive year, Wynn Macau and The Spa at Wynn Macau received the Forbes five-star distinction.

Our Macau Operations feature approximately 1,008 hotel rooms and suites, 486 table games, 930 slot machines and a poker pit in approximately 265,000 square feet of casino gaming space, (including a sky casino and private gaming salons), casual and fine dining in eight restaurants, two spas and a salon, lounges, meeting facilities and approximately 54,200 square feet of retail space featuring boutiques from Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Zegna and others. Our Macau Operations include a show in the rotunda featuring a Chinese zodiac-inspired ceiling and interchangeable gold “prosperity tree” and “dragon of fortune” attractions.

See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information about our net revenues.

Construction and Development Opportunities

In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May 2011. These remodels were completed at a cost of $61 million.

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our resort complexes.

In 2011, we formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. In December 2011, we paid the initial deposit of $62.5 million pursuant to this draft land concession contract. Following government approval, we anticipate constructing on this site a full-scale integrated resort containing a casino, approximately 2,000 hotel suites, convention, retail, entertainment and food and beverage offerings. We continue to finalize the project scope, timeline and budget.

Our Strategy

We believe that Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including convention facilities, entertainment, fine dining and premium retail offerings, to create resorts that appeal to a variety of customers.

Our resorts are designed and built to provide a premium experience. Wynn Las Vegas and Wynn Macau are positioned as full-service luxury resorts and casinos in the leisure, convention and tour and travel industries. We market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our resorts through various media channels, including social media, television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. We also have an approximately 90-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive. Over the last several years, Las Vegas has been impacted by economic disruptions. In 2011, Las Vegas visitation and gaming statistics began to improve, but uncertainty remains regarding the future gaming, tourism and convention environment. Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. Many competing properties draw a significant number of visitors and directly compete with our operations. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our Las Vegas Operations from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Our Las Vegas Operations also compete, to some extent, with other hotel/casino facilities in Nevada and throughout the United States, casino resorts throughout Asia, and elsewhere in the world. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers, such as the recently passed legislation in Massachusetts, could have a negative effect on our business. New or renovated casinos in Asia, including two new resorts in Singapore, resorts in the Philippines, and our resort in Macau, could draw gaming customers away from Las Vegas.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred from Portuguese to Chinese political control in December 1999. Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and approximately one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 40 years, consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane. We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau, the largest gaming market in the world, generated approximately $33.5 billion in gaming revenue in 2011, a 42% increase over the approximately $23.5 billion generated in 2010.

Macau’s gaming market is primarily dependent on tourists. Tourist arrivals in 2011 were 28 million, compared to 25 million in 2010. The Macau market has also experienced tremendous growth in capacity in the last few years. As of December 31, 2011, there were 22,356 hotel rooms and 5,302 table games in Macau, compared to 12,978 hotel rooms and 2,762 table games as of December 31, 2006.

Gaming customers traveling to Macau have typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 89% of the tourists who visited Macau in 2011 came from mainland China, Hong Kong and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, including Beijing, Shanghai, Jakarta, Taipei, Manila, Singapore and Bangkok. Travel to Macau by citizens of mainland China requires a visa. Chinese government officials have, on occasion, exercised their authority to adjust the visa policy and may do so in the future.

Prior to 2002, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires (including Wynn Macau), who in turn were permitted, subject to the approval of the government of Macau, to each grant one sub-concession to other gaming operators. There is no limit to the number of casinos each concessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 34 operating casinos in Macau.

In 2002, the other two concessions were granted to Sociedade de Jogos de Macau (“SJM”) and Galaxy Entertainment Group Limited (“Galaxy”). SJM, which is controlled by the family of Stanley Ho, operates 20 of the 34 existing casinos, including the Hotel Lisboa and The Grand Lisboa. In addition, an affiliate of SJM owns one of three water ferry services and the helicopter shuttle service that links Macau to Hong Kong. SJM is a Hong Kong Stock Exchange listed company.

Galaxy owns the Waldo Hotel/Casino located on the Macau peninsula, Galaxy Star World hotel casino located immediately adjacent to Wynn Macau, the Grand Waldo Cotai and Galaxy Cotai. Galaxy is a Hong Kong Stock Exchange listed company.

Las Vegas Sands Corp., the owner and operator of The Venetian and The Palazzo resorts in Las Vegas and a former partner of Galaxy, entered into a sub-concession agreement with Galaxy in 2002 which allows it to independently develop and operate casinos in Macau. The Las Vegas Sands Corp. or its affiliate owns and operates the Sands Macao, The Venetian Macao Resort Hotel, the largest casino resort in Macau and the Four Seasons Hotel Macau, located adjacent to the Venetian Macao. In addition, an affiliate of Las Vegas Sands Corp. is expected to open Sands Cotai Central, commencing in phases, in 2012, which will include additional hotel properties as well as gaming and retail space. In late 2009, Las Vegas Sands Corp. completed the initial public offering of Sands China, Ltd. on the Hong Kong Stock Exchange.

A joint venture consisting of Melco, a Hong Kong Stock Exchange-listed company, and Crown, Ltd., an Australian company, is currently operating the Altira and the City of Dreams, a large resort in Cotai. This joint venture operates its properties under a subconcession purchased from Wynn Macau in 2006. In December 2011, Melco Crown, a NASDAQ listed company, completed its dual listing and started trading on the Hong Kong Stock Exchange.

In December 2007, a joint venture of MGM Resorts International and Pansy Ho Chiu-king opened the MGM Grand Macau, a resort on the Macau peninsula adjacent to Wynn Macau. The MGM Grand Macau is operated pursuant to a subconcession granted to the joint venture by SJM. In June 2011, MGM Resorts International and Pansy Ho Chiu-king completed the initial public offering of MGM China Holdings Limited on the Hong Kong Stock Exchange.

Our casino concession agreement currently allows the government to grant additional concessions for the operation of casinos. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau. Resorts located on or near Macau compete with other hotels and with other hotel casinos in Macau on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment and size, among other factors.

Wynn Macau faces competition from casinos located in other areas of Asia, including the Marina Bay Sands and Resorts World Sentosa resorts operating in Singapore, Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines. Wynn Macau also encounters competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia.

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

Nevada

Introduction. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under the Act, as well as to various local ordinances. Our Las Vegas Operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we refer to herein collectively as the “Nevada Gaming Authorities.”

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

Owner and Operator Licensing Requirements. Our subsidiary, Wynn Las Vegas, LLC, the owner and operator of our Las Vegas Operations, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool and pari-mutuel wagering. These gaming licenses are not transferable.

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

Individual Licensing Requirements. No person may become a more than 5% stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Redemption of Securities Owned By an Unsuitable Person. The Company’s articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the board of directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts’ capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the board of directors to be the fair value of the securities to be redeemed. If Wynn Resorts determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The NASDAQ Global Select Market or if the closing price is not reported, the mean between the bid and ask prices, as quoted by any other generally recognized reporting system. Wynn Resorts’ right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable Gaming Authority and, if not, as the Board of Directors of Wynn Resorts elects, and as set forth in the Company’s articles of incorporation.

Consequences of Violating Gaming Laws. If the Nevada Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our Las Vegas Operations and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 24, 2011, the Nevada Gaming Commission granted us and Wynn Las Vegas, LLC prior approval, subject to certain conditions, to make public offerings for a period of two years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas is subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas, LLC licenses for such purposes. In addition to approving Wynn Las Vegas, LLC the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

Macau

General. As a casino concessionaire, Wynn Macau, S.A., an indirect subsidiary of the Company, is subject to the regulatory control of the Government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires or subconcessionaires are permitted to operate casinos. Subconcessions may be awarded subject to the approval of the Macau government and each concessionaire has issued one subconcession. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, forms the framework for the regulation of the activities of the concessionaire.

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

A games promoter, also known as a junket representative, is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation and accommodations, and provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. Macau law provides that games promoters must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect owners of 5% or more of a games promoter (regardless of its corporate form or sole proprietor status), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a games promoters’ license is one calendar year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years. The DICJ implemented certain instructions in 2009, which have the force of law, relating to commissions paid to and by games promoters. Such instructions also impose certain financial reporting and audit requirements on games promoters.

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

Macau law further provides that concessionaires are jointly responsible with their games promoters for the activities of such representatives and their directors and contractors in the concessionaires’ casinos, and for their compliance with applicable laws and regulations. Concessionaires must submit annual lists of their games promoters, and must update such lists on a quarterly basis. The Macau government may designate a maximum number of games promoters and specify the number of games promoters a concessionaire is permitted to engage. Concessionaires are subject to periodic reporting requirements with respect to commissions paid to their games promoters representatives and are required to oversee their activities and report instances of unlawful activity.

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

Concession Agreement. The concession agreement between Wynn Macau S.A. and the Macau government required Wynn Macau, S.A. to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion patacas (approximately US$500 million) in Macau-related projects by June 2009. These obligations were satisfied upon the opening of Wynn Macau in 2006.

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

Employees

As of December 31, 2011, we had a total of approximately 16,400 full-time equivalent employees (including approximately 9,000 in Las Vegas and approximately 7,400 in Macau).

During 2006, we entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local that covers approximately 5,600 employees at our Las Vegas Operations. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers the table games dealers at our Las Vegas Operations. Certain other unions may seek to organize the workers of our Las Vegas Operations. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

The success of our operations in Macau will be affected by our success in retaining our employees. Wynn Macau competes with the large number of casino resort developments in Macau for limited qualified employees. We seek employees from other countries to adequately staff our Macau resorts, and policies announced publicly by the Macau government have affected our ability to import labor in certain job classifications. We are coordinating with the Macau labor and immigration authorities to ensure that our labor demand is satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our Macau operations or that we will be able to obtain required work permits for those employees.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name “WYNN.” Wynn Resorts has registered with the U.S. Patent and Trademark Office (“PTO”) a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” “ENCORE” and “WYNN MACAU.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

A common element of most of these marks is the use of the surname “WYNN.” As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired “secondary meaning.” To date, Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name based upon factors including Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries, including in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States PTO and include “WYNN MACAU,” “WYNN LAS VEGAS” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

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

We have also registered various domain names including, but not limited to, www.wynnlasvegas.com, www.wynnmacau.com, www.wynnmacaulimited.com, www.encorelasvegas.com and www.wynnresorts.com, with various domain registrars around the world. Our domain registrations extend to various foreign countries such as “.com.cn” and “.com.hk.” We pursue domain related infringement on a case by case basis depending on the infringing domain in question. The information found on these websites is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

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

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in state law regarding water rights;

•	changes in U.S. laws regarding healthcare;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry;

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks;

•	regulatory or enforcement actions/probity; and

•	pending or future legal proceedings.

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

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2011, we had total outstanding debt of approximately $3.2 billion. In addition, our Wynn Las Vegas credit agreement permits us to incur additional indebtedness in the future and the Wynn Macau credit facilities permit us to incur additional indebtedness, in each case if certain conditions are met. Furthermore, on February 18, 2012, we issued a subordinated promissory note with a principal amount of approximately $1.9 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze USA, Inc. (the “Redemption Price Promissory Note”). For additional information on the redemption and the Redemption Price Promissory Note, see Item 8—“Notes to Consolidated Financial Statements”, Note 19 “Subsequent Events.” Our substantial indebtedness could have important consequences. For example:

•

if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

•	repossess and foreclose upon the assets that serve as collateral;

•	initiate judicial foreclosure against us; and

•	petition a court to appoint a receiver for us or for substantially all of our assets;

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas to service and amortize our indebtedness at Wynn Las Vegas, which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes, and may give us greater exposure to the current adverse economic and industry conditions;

•

we may experience decreased revenues from our operations attributable to decreases in consumer spending levels and high unemployment due to the current adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

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

•

while we do hedge a certain amount of our debt under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase; and

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, and such bankruptcy proceedings will delay or impair the repayment of our secured debt.

Under the terms of the documents governing our debt facilities, we may, subject to certain limitations, be permitted to incur additional indebtedness, including secured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

Following the Company’s press release on February 19, 2012 relating to the redemption of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock and the issuance of the Redemption Price Promissory Note, Standard & Poor’s Ratings Services and Fitch Ratings revised their ratings outlooks on Wynn Resorts to stable from positive, although they did not change their ratings of Wynn Resorts. (Moody’s did not revise the ratings or outlook for Wynn Resorts as a result of the announcement.) Such ratings agency actions could make it more difficult for us to obtain additional financing on acceptable terms.

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

The agreements governing our debt facilities also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. The debt facilities impose operating and financial restrictions on our restricted subsidiaries, including, among other things, limitations on the ability to:

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

Competition for our Las Vegas Operations. The casino/hotel industry is highly competitive and additional developments have recently opened in Las Vegas. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors.

Wynn Las Vegas also competes with other hotel/casino facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from our Las Vegas Operations.

Competition for Macau Operations. Currently there are 34 operating casinos in Macau. We hold a concession under one of only three gaming concessions and three sub-concessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our financial condition and results of operations. Current concessionaries and subconcessionaires can open additional facilities.

Our Macau resort complex also faces competition from casinos located in other areas of Asia, including the Marina Bay Sands and Resorts World Sentosa resorts operating in Singapore, Genting Highlands Resort, a major gaming and resort destination located outside of Kuala Lumpur, Malaysia, and casinos in the Philippines. We also encounter competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in other Asian countries are successful, our Wynn Macau resort will face additional regional competition.

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

In addition, premium gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

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

The Company’s articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the board of directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts’ capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as Wynn Resorts elects.

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

We are subject to tax by various governments and agencies, both in the United States (at the federal, state and local levels) and in Macau. Changes in the rates of taxation, the amount and the time when income is subject to taxation, the ability to claim U.S. foreign tax credits, failure to renew our Macau dividend agreement and Macau income tax exemption after 2015 and the imposition of foreign withholding taxes could increase our overall rate of taxation.

Terrorism and the uncertainty of military conflicts, natural disasters and contagious diseases, as well as other factors affecting discretionary consumer spending, may harm our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities our resorts offer. Changes in consumer preferences or discretionary consumer spending could harm our business. Terrorist activities in the United States and elsewhere, military conflicts in the Middle East, outbreaks of infectious disease and pandemics, and natural disasters such as hurricanes, tsunamis and earthquakes, among other things, have had negative impacts on travel and leisure expenditures. We cannot predict the extent to which similar events and conditions may continue to affect us in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because our business relies heavily upon premium customers, particularly international customers, factors resulting in a decreased propensity to travel internationally could have a negative impact on our operations.

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

We currently have insurance coverage for terrorist acts included in our commercial property insurance policy with respect to Wynn Las Vegas, not to exceed $1.75 billion. Wynn Macau has separate terrorist insurance coverage for up to $800 million per occurrence for losses that could result from these acts. However, these types of acts could expose us to losses that exceed our coverage and could have a significant negative impact on our operations.

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

If a third party successfully challenges our ownership of, or right to use, the Wynn-related trademarks and/or service marks, our business or results of operations could be harmed.

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

Our intellectual property assets, especially the logo version of “Wynn,” are among our most valuable assets. Efforts we take to acquire and protect our intellectual property rights against unauthorized use throughout the world, which may include retaining counsel and commencing litigation in various jurisdictions, may be costly and may not be successful in protecting and preserving the status and value of our intellectual property assets.

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

Our largest stockholders are able to exert significant influence over our operations and future direction.

Mr. Wynn and Elaine P. Wynn together own approximately 19.7%, of our outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions.

In November 2006, Mr. Wynn, and Aruze USA, Inc., entered into a stockholders’ agreement. On January 6, 2010, the agreement was amended and restated to, among other things, recognize Mr. Wynn’s transfer of 11,076,709 shares to Elaine P. Wynn. Pursuant to the amended and restated stockholders agreement, Elaine P. Wynn became party to the agreement in connection with her ownership of 11,076,709 shares of the Company’s common stock. On February 18, 2012, the Company redeemed all of the shares of the Company’s common stock held by Aruze USA, Inc. For additional information on the redemption, see Item 8—“Notes to the Consolidated Financial Statements”, Note 19 “Subsequent Events.”

Under the amended and restated stockholders’ agreement, Mr. Wynn and Elaine P. Wynn have agreed to vote their shares of our common stock for a slate of directors supported by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to our board of directors. In addition, with stated exceptions, the agreement requires the written consent of the other party prior to any party selling any shares of Wynn Resorts that it owns. Currently, Mr. Wynn owns 10,026,708 shares and Elaine P. Wynn owns 9,742,150 shares.

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

Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering laws or regulations could have a negative impact on us.

A significant portion of our revenue is derived from operations outside the United States, which exposes the Company to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If our directors, employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Kazuo Okada, one of our directors, has failed to comply with internal training in these matters and has failed to return to the Company an executed Acknowledgment that he agrees to comply with the Company’s Code of Business Conduct and Ethics. For additional information on the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of the FCPA by Mr. Okada and certain of his affiliates, and the redemption of Aruze USA, Inc.’s shares, see Item 8—“Notes to Consolidated Financial Statements”, Note 19 “Subsequent Events.” Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.

As previously disclosed, in May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the Boards of Directors of both the Company and Wynn Macau and approved by 15 of the 16 directors who serve on those boards. The sole dissenting vote was Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

Also as previously disclosed, Mr. Okada commenced litigation on January 11, 2012, in Nevada seeking to compel the Company to produce information relating to the donation to the University of Macau, among other things.

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company has informed the Salt Lake Regional Office that it intends to fully comply with the SEC’s request.

On February 19, 2012, the Company filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For additional information on legal proceedings between the Company and Mr. Okada and his affiliates, see Item 3—“Legal Proceedings.”

Potential violations of law by Mr. Okada (formerly the largest beneficial owner of our shares) and his affiliates could have adverse consequences to the Company.

As described in this Annual Report on Form 10-K, on February 18, 2012, the board of directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 8—“Notes to Consolidated Financial Statements”, Note 19 “Subsequent Events.” The Company has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators could pursue separate investigations into the Company’s compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau and a related informal inquiry by the SEC into this donation. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

Mr. Okada and his affiliates may challenge the redemption of Aruze USA, Inc.’s shares.

As described in this Annual Report on Form 10-K, on February 18, 2012, after receiving the Freeh Report, the board of directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada were “unsuitable” within the meaning of Article VII of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock. See Item 8—“Notes to Consolidated Financial Statements”, Note 19 “Subsequent Events.” Universal Entertainment Corporation has publicly stated that Aruze USA, Inc. intends to commence litigation, but to our knowledge no such action has been filed. Wynn Resorts has filed litigation against Mr. Okada alleging breaches of fiduciary duty and related claims. For more information on this litigation, see Item 3—“Legal Proceedings.”

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board’s unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. The disputes may also lead to additional scrutiny from gaming regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company’s gaming licenses, and possibly have a negative impact on the Company’s ability to bid successfully for new gaming market opportunities.

Risks Associated with our Macau Operations

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

A significant number of our gaming customers at Wynn Macau come from mainland China. Any economic disruption or contraction in China could disrupt the number of patrons visiting our property or the amount they may be willing to spend. In addition, any travel restrictions imposed by China on its citizens could disrupt the number of visitors from mainland China to our property. It is not known when, or if, policies similar to those implemented in 2009 restricting visitation by mainland Chinese citizens to Macau and Hong Kong, will be put in place and travel policies may be adjusted, without notice, in the future.

We compete for limited labor resources in Macau and Macau government policies may also affect our ability to employ imported labor.

The success of our operations in Macau will be affected by our success in retaining our employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. We have to seek employees from other countries to adequately staff our resort and certain Macau government policies affect our ability to import labor in certain job classifications. We coordinate with the Macau labor and immigration authorities to ensure our labor needs are satisfied, but cannot be certain that we will be able to recruit and retain a sufficient number of qualified employees for our operations or that we will be able to obtain required work permits for those employees.

We depend upon games promoters for a significant portion of our gaming revenue. If we are unable to maintain, or develop additional, successful relationships with reputable games promoters, our ability to maintain or grow our gaming revenues could be adversely affected. Increased competition may result in increased pressure on commission rates.

A significant portion of our gaming revenue is generated by clientele of our games promoters. There is intense competition among casino operators in Macau for services provided by games promoters. We anticipate that this competition will further intensify as additional casinos open in Macau. Other operators in the market have increased commissions and advances to games promoters, in some cases dramatically, in an effort to increase market share. These types of actions by other casino operators have further intensified competition for the services of games promoters. While we believe that we currently maintain good relations with our existing games promoters, there can be no assurance that we will be able to continue to maintain these relationships. If we are unable to maintain, or develop additional, successful relationships with reputable games promoters, or lose a significant number of our games promoters to our competitors, our ability to maintain or grow our gaming revenues will be adversely affected and we will have to seek alternative ways of developing relationships with VIP customers. In addition, if our games promoters are unable to develop or maintain relationships with our VIP customers, our ability to maintain or grow our gaming revenues will be hampered.

Certain games promoters have significant leverage and bargaining strength in negotiating operational agreements with casino operators. This leverage could result in games promoters negotiating changes to our operational agreements, including higher commissions, or the loss of business to a competitor or the loss of certain relationships with games promoters. If we need to increase our commission rates or otherwise change our practices with respect to games promoters due to competitive forces, our results of operations could be adversely affected.

The reputations of the games promoters we deal with are important to our own reputation and to our ability to operate in compliance with our concession, Macau gaming laws and other gaming licenses. While we endeavor, through contractual protections and otherwise, to ensure that our games promoters comply with the high standards of probity and integrity under Macau gaming laws, we cannot assure you that our games promoters will always comply with these high standards. In addition, if we enter into a business relationship with a games promoter whose probity is in doubt, this may be considered by regulators or investors to reflect negatively on our own probity. If any of our games promoters violate the Macau gaming laws while on our premises, the Macau government may, in its discretion, take enforcement action against us, the games promoter, or each concurrently, and we may be sanctioned and our reputation could be harmed. If our games promoters are unable to maintain required standards of probity and integrity, we may face consequences from gaming regulators with authority over our operations.

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

The success of Wynn Macau will depend on political and economic conditions in Macau and mainland China. In December 1999, after approximately 450 years of Portuguese control, Portugal returned Macau to Chinese administration. The People’s Republic of China established Macau as a special administrative region. As a result of this change in control, Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. We cannot predict how these systems and cultural institutions will develop, or how developments would affect the business of Wynn Macau.

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

Las Vegas Land

We currently own approximately 240 acres of land on or near the Las Vegas Strip consisting of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue on which Wynn Las Vegas is located, the approximately 142-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage. Our Las Vegas property, with limited exceptions, is encumbered by a first priority security interest in favor of our lenders under our first mortgage notes and our Wynn Las Vegas bank credit facilities.

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

Macau Land Concessions

The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, S.A., entered into a land concession contract under which Wynn Macau, S.A. leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area where Wynn Macau is located. The term of the land concession contract is 25 years from August 2004, and it may be renewed with government approval for successive periods. Wynn Macau, S.A. paid a land concession premium of approximately 319.4 million patacas (approximately US $40 million) for this land concession. In 2009, the Company and the Macau government agreed to modify this land concession as a result of the expansion of Wynn Macau with Encore at Wynn Macau and the additional square footage that was added as a result of such expansion. In November 2009, the Company made an additional one-time land premium payment of approximately 113.4 million patacas (approximately US $14.2 million). Annual rent of approximately 4.2 million patacas (approximately US $525,000) is being paid in accordance with the land concession contract.

In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. In December 2011, we paid the initial deposit of $62.5 million pursuant to this draft land concession contract. Following government approval, we anticipate constructing a full scale integrated resort containing a casino, approximately 2,000 hotel suites, convention, retail, entertainment and food and beverage offerings on this land. We continue to finalize the project scope, timeline and budget.

ITEM 3.	LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal matters see Note 16 to our Consolidated Financial Statements in this Annual Report on Form 10-K and below.

As previously disclosed, in May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws.

On January 11, 2012, Kazuo Okada, a member of the board of directors of Wynn Resorts, filed a Petition for Writ of Mandamus (the “Petition”) in the District Court of Clark County, Nevada (the “Nevada Court”) to compel the Company to produce certain of its books and records. The Petition seeks to inspect and copy, among other things, books and records regarding the commitment made in May 2011 by Wynn Macau to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management

and the manner in which $120 million invested in April 2002 by an entity affiliated with Mr. Okada was spent. The Company has stated that it will make certain documents sought in the proceeding available for inspection.

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company has informed the Salt Lake Regional Office that it intends to fully comply with the SEC’s request.

On February 19, 2012, the Company filed a complaint in the Nevada Court against Aruze USA, Inc., Universal Entertainment Corporation (the parent company of Aruze USA, Inc.) and Mr. Okada, alleging breaches of fiduciary duty and related claims. The complaint alleges, among other things, that Mr. Okada breached his fiduciary duties to the Company, breached the Company’s code of conduct, and committed improper acts, including making payments for the benefit of foreign gaming officials who could advance his personal business interests. The complaint also alleges that Mr. Okada’s conduct jeopardizes the Company’s good reputation, its long-standing business relationships, and its gaming business licenses. The complaint further alleges that, in pursuing the development of gaming operations in the Philippines through companies he controls, Mr. Okada is breaching his obligations to the Company because such Philippines operations would be in competition with the Macau operations of the Company’s majority-owned subsidiary, Wynn Macau, Limited. The complaint included as an exhibit a report on the results of an independent investigation by Freeh Sporkin & Sullivan, LLP to the Company’s Gaming Compliance Committee (the “Freeh Report”). The Freeh Report stated, among other things, that Mr. Okada appears to have engaged in a pattern of conduct that would constitute prima facie violations of the Foreign Corrupt Practices Act. The complaint further describes the board of director’s determination that Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation are “unsuitable” under the Wynn Resorts’ articles of incorporation, and the issuance of the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Price Promissory Note, see Item 8—“Notes to Consolidated Financial Statements”, Note 19 “Subsequent Events.” The complaint asserts a claim of breach of fiduciary duty against Mr. Okada and a claim of aiding and abetting a breach of fiduciary duty against Aruze USA, Inc. and Universal Entertainment Corporation. Among other things, the complaint seeks compensatory and special damages, disgorgement of profits, punitive damages and a declaration that Wynn Resorts acted lawfully and in full compliance with its articles of incorporation and bylaws.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “WYNN.” The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2011
First Quarter	$132.25	$106.08
Second Quarter	$151.73	$128.15
Third Quarter	$172.58	$111.71
Fourth Quarter	$142.20	$101.02

Year Ended December 31, 2010
First Quarter	$77.95	$59.70
Second Quarter	$93.99	$71.00
Third Quarter	$95.88	$73.12
Fourth Quarter	$117.50	$85.80

Holders

There were approximately 188 record holders of our common stock as of February 15, 2012.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments,” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions. Our Company has paid the following dividends:

•	In December 2011, we paid a cash dividend of $5 per share. In each of May 2011, August 2011 and November 2011, we paid a cash dividend of $0.50 per share.

•	In December 2010, we paid a cash dividend of $8 per share. In each of May 2010 and August 2010, we paid a cash dividend of $0.25 per share.

Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected consolidated financial data of Wynn Resorts and its subsidiaries. This data should be read together with our Consolidated Financial Statements and Notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our operational results include:

•	On April 28, 2005, we opened our Wynn Las Vegas resort.

•	On September 6, 2006, we opened our Wynn Macau resort.

•	On December 24, 2007, we opened an expansion of our Wynn Macau resort.

•	On December 22, 2008, we opened Encore at Wynn Las Vegas, an expansion of Wynn Las Vegas.

•

On October 9, 2009, Wynn Macau, Limited listed its shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 27.7% of its common stock through an initial public offering.

•	On April 21, 2010, we opened Encore at Wynn Macau, an expansion of Wynn Macau.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$5,269,792	$4,184,698	$3,045,611	$2,987,324	$2,687,519
Pre-opening costs	—	9,496	1,817	72,375	7,063
Operating income	1,008,240	625,252	234,963	312,136	427,355
Net income	825,113	316,596	39,107	210,479	196,336
Less: Net income attributable to noncontrolling interest[1]	(211,742)	(156,469)	(18,453)	—	—
Net income attributable to Wynn Resorts	613,371	160,127	20,654	210,479	196,336
Basic income per share	4.94	1.30	0.17	1.94	1.85
Diluted income per share	4.88	1.29	0.17	1.92	1.80

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,262,587	$1,258,499	$1,991,830	$1,133,904	$1,275,120
Construction in progress	28,477	22,901	457,594	221,696	923,325
Total assets	6,899,496	6,674,497	7,581,769	6,755,788	6,312,820
Total long-term obligations[2]	3,096,149	3,405,983	3,695,821	4,430,436	3,774,951
Stockholders’ equity	2,223,454	2,380,585	3,160,363	1,601,595	1,956,959
Cash distributions declared per common share	$6.50	$8.50	$4.00	$—	$6.00

[1]	In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. Net income attributable to noncontrolling interest represents the noncontrolling interests’ share of our net income of Wynn Macau, Limited.
[2]	Includes long-term debt, the required contract premium payments under our land concession contract at Wynn Macau, future charitable contributions and deferred income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as our Las Vegas Operations. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. On April 21, 2010 we opened Encore at Wynn Macau, a further expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau as our Macau Operations.

Our Resorts

The following table sets forth information about our resorts as of February 2012:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	220	2,430
Macau Operations	1,008	265,000	486	930

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

•

Approximately 97,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

In January 2011, we completed a refurbishment and upgrade to the resort rooms at Wynn Las Vegas. A remodel of the suites was completed in early May 2011. These remodels were completed at a cost of $61 million.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Macau Operations

We operate Wynn Macau I Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 265,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 54,200 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a salon, a pool; and

•	Lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Future Development

Approximately 142 acres of land comprising our Las Vegas Operations is currently improved with a golf course. While we may develop this property in the future, we have no immediate plans to do so.

In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government, and in December 2011 made a $62.5 million initial deposit for approximately 51 acres of land in the Cotai area of Macau. Following government approval, we anticipate constructing a full scale integrated resort containing a casino, approximately 2,000 hotel suites, convention, retail, entertainment and food and beverage offerings on this land. We continue to finalize the project scope, timeline and budget.

Results of Operations

Our operating results in Macau were significantly higher in 2011 as the Macau market continued to grow, and the Las Vegas market began to improve with increased levels of gaming revenue, visitation, and hotel room demand. Our results for the years presented are not comparable as the year ended December 31, 2011 includes a full year of operations for Encore at Wynn Macau which opened on April 21, 2010.

The table below presents our net revenues (amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Net Revenues:
Las Vegas Operations	$1,480,719	$1,296,064	$1,229,573
Macau Operations	3,789,073	2,888,634	1,816,038

	$5,269,792	$4,184,698	$3,045,611

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Consolidated Statement of Income is presented. There are two methods used to calculate win percentage in the casino industry. In Las Vegas and in the general casino in Macau, customers usually purchase cash chips at the gaming tables. The cash and net markers used to purchase the cash chips are deposited in the gaming table’s drop box. This is the base of measurement that we use in the casino at our Las Vegas Operations and in the general casino at our Macau Operations for calculating win percentage.

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

Even though both use the same measurement method, we experience different win percentages in the general casino activity in Las Vegas versus Macau. This difference is primarily due to the difference in the mix of table games and customer playing habits between the two casinos. Each type of table game has its own theoretical win percentage. In the second quarter of 2011, we increased our expectations for table games win percentage in the general casino at Wynn Macau from 21% - 23% to 26% - 28% based on our experience since the opening of the Encore at Wynn Macau expansion.

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

Financial results for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Revenues

Net revenues for the year ended December 31, 2011 are comprised of $4,190.5 million in casino revenues (79.5% of total net revenues) and $1,079.3 million of net non-casino revenues (20.5% of total net revenues). Net revenues for the year ended December 31, 2010 are comprised of $3,245.1 million in casino revenues (77.5% of total net revenues) and $939.6 million of net non-casino revenues (22.5% of total net revenues).

Casino revenues are primarily comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2011 of $4,190.5 million represents a $945.4 million (29.1%) increase from casino revenues of $3,245.1 million for the year ended December 31, 2010.

Our Las Vegas Operations experienced a $90.9 million (17%) increase in casino revenues to $625.2 million, compared to the prior year due to a 9.9% increase in drop and an increase in our average table games win percentage. Our average table games win percentage (before discounts) for the year ended December 31, 2011 was 24.9%, which was above the expected range of 21% to 24% and compares to 22.2% for the prior year. Slot machine handle at our Las Vegas Operations increased slightly compared to the prior year; however slot machine win increased 7.0% as more play shifted to higher hold slot machines.

Our Macau Operations experienced an $854.5 million (31.5%) increase in casino revenues to $3,565.3 million for the year ended December 31, 2011, compared to the prior year. Our VIP revenue segment increased 28.9% due to a 34.9% increase in turnover, offset by a lower win percentage, all compared to the prior year. Our win as a percent of turnover was 2.93%, which is within our expected range of 2.7% to 3.0%, and compares to 3.0% in the prior year. For the year ended December 31, 2011, we benefited from an increase in the number of VIP tables and a full year of operations from Encore at Wynn Macau which opened in April 2010. In our general casino, drop increased 18.1% when compared to the prior year and the average table games win percentage was 28.4%, which is slightly above our expected range of 26% to 28%. The average table game win percentage for the year ended December 31, 2010 was 23.6%. Slot machine handle increased 28.4% compared to the prior year as a result of increased visitation to our resort and a full year of operations for Encore at Wynn Macau. Slot machine win increased 26.8% due to the increased handle partially offset by a slight decrease in hold percentage.

For the year ended December 31, 2011, room revenues were $472.1 million, an increase of $71.8 million (17.9%) compared to prior year room revenue of $400.3 million. Room revenue at our Las Vegas Operations increased $45.6 million (14.8%) compared to the prior year. In Las Vegas, we experienced an increase in room rates during the year ended December 31, 2011, compared to the prior year, with a 1.9 percentage point decrease in occupancy rate. We were able to achieve an increase in ADR as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. Room revenue at our Macau Operations increased $26.2 million (28.5%) due to increases in both occupancy rate and room rates compared to the prior year, as well as the inclusion of a full year of the 414 additional suites added with the opening of Encore at Wynn Macau in April 2010.

The table below sets forth key operating measures related to room revenue.

	Year Ended December 31,
	2011	2010
Average Daily Rate
Las Vegas	$242	$210
Macau	315	291
Occupancy
Las Vegas	86.1%	88.0%
Macau	91.8%	87.8%
REVPAR
Las Vegas	$208	$185
Macau	289	256

Other non-casino revenues for the year ended December 31, 2011, included food and beverage revenues of $547.7 million, retail revenues of $260.8 million, entertainment revenues of $82.2 million, and other revenues from outlets such as the spa and salon, of $71.8 million. Other non-gaming revenues for the year ended December 31, 2010, included food and beverage revenues of $488.1 million, retail revenues of $214.6 million, entertainment revenues of $72 million, and other revenues from outlets, including the spa and salon, of $67.7 million. Food and beverage revenues at our Las Vegas Operations increased $37.5 million (9.0%), while our Macau Operations increased $22.1 million (31.3%), as compared to the prior year. The increase in Las Vegas is due primarily to business in our nightclubs including the full year of operations for the Encore Beach Club and Surrender Nightclub (which opened in May 2010) and increases in our catering and restaurant business. The increase in Macau is due to increased visitation to our resort and a full year of operations from Encore at Wynn Macau which opened in April 2010. Retail revenues at our Macau Operations increased $42.6 million (32.3%), while retail at our Las Vegas Operations increased by $3.6 million (4.3%). The increase at Wynn Macau is due primarily to strong same-store sales growth and the addition of three new boutiques at Encore at Wynn Macau. Entertainment revenues increased $10.2 million (14.1%) over the prior year primarily due to increased revenue from Garth Brooks, who performs in the Encore Theater, and the Sinatra “Dance with Me” show, both in Las Vegas. The Sinatra “Dance with Me” show ended its run on April 23, 2011.

Departmental, Administrative and Other Expenses

For the year ended December 31, 2011, departmental expenses included casino expenses of $2,686.4 million, room expenses of $125.3 million, food and beverage expenses of $283.9 million, and entertainment, retail and other expenses of $214.4 million. Also included are general and administrative expenses of approximately $389.1 million and $33.8 million charged as a provision for doubtful accounts receivable. For the year ended December 31, 2010, departmental expenses included casino expenses of $2,100.1 million, room expenses of $122.3 million, food and beverage expenses of $272.7 million, and entertainment, retail and other expenses of $204.6 million. Also included are general and administrative expenses of approximately $391.3 million and approximately $28.3 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the year ended December 31, 2011 due to an increase in casino revenues at both of our Las Vegas Operations and at our Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Although our room revenues increased 17.9%, room expenses increased only 2.5% as the revenue increase was driven primarily by increased ADR. Food and beverage and entertainment, retail and other expenses increased commensurate with the increase in revenues. The increase in the provision for doubtful accounts relates primarily to Wynn Las Vegas and is a result of the higher casino revenue base experienced during the year ended December 31, 2011, compared to the prior year.

Pre-opening costs

We incurred no pre-opening costs during the year ended December 31, 2011. For the year ended December 31, 2010, we incurred $9.5 million of pre-opening costs primarily related to Encore at Wynn Macau which opened on April 21, 2010 and the Encore Beach Club and Surrender Nightclub which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2011, was $398 million compared to $405.6 million for the year ended December 31, 2010. While there was little change between periods, depreciation expense decreased due to assets with a 5-year life being fully depreciated as of September 2011 at Wynn Macau and assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas. These decreases were offset by additional depreciation for the assets of Encore at Wynn Macau which were placed into service in April 2010 and the assets of the Encore Beach Club and Surrender Nightclub in Las Vegas which were placed into service in May 2010.

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

Property charges and other

Property charges and other for the year ended December 31, 2011, were $130.6 million compared to $25.2 million for the year ended December 31, 2010. Property charges and other for the year ended December 31, 2011 include a charge of $109.6 million reflecting the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Consolidated Statements of Income has been discounted using our then estimated borrowing rate over the time period of the remaining committed payments. Also included are the write off of certain off-site golf memberships by Wynn Las Vegas, miscellaneous renovations and abandonments at our resorts, including modifications of the Encore at Wynn Las Vegas and Wynn Macau retail esplanades, closure of the Blush nightclub and the write off of certain costs related to a show that ended its run in Las Vegas in April 2011.

Property charges and other for the year ended December 31, 2010, include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas and miscellaneous renovations, abandonments and gain/loss on sale of equipment at our resorts.

Other non-operating costs and expenses

Interest income was $7.7 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively. During 2011 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While the majority of our short-term investments were primarily in money market accounts, U.S. Treasury Bills and time deposits with a maturity of three months or less, beginning in May 2011 we have invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income.

Interest expense was $229.9 million, net of capitalized interest of $0, for the year ended December 31, 2011, compared to $222.9 million, net of capitalized interest of $7.2 million, for the year ended December 31, 2010. Our interest expense increased compared to the prior year primarily due to a decrease in interest capitalized and an increase in interest rates on our first mortgage notes, offset by a decrease in amounts outstanding under our Wynn Las Vegas and Wynn Macau bank credit revolving facilities compared to the prior year.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of $14.2 million for the year ended December 31, 2011, resulting from the increase in the fair value of our interest rate swaps from December 31, 2010 to December 31, 2011. For the year ended December 31, 2010, we recorded an expense of $0.9 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2009 and December 31, 2010. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

In April 2010, we completed an exchange offer for a portion of our outstanding 6 5/8% First Mortgage Notes (the “2014 Notes”). In connection with that exchange offer, the direct costs incurred with third parties of $4.4 million were expensed. In August 2010, we completed a tender offer for the then outstanding 2014 Notes and subsequent call of all the remaining amounts once the tender was completed. In connection with this transaction, we recorded a loss on extinguishment of debt of $63 million. This included the tender offer consideration, the call premium and the related write off of the unamortized debt issue costs and original issue discount.

Income Taxes

For the year ended December 31, 2011, we recorded a tax benefit of $19.5 million. Our income tax benefit is primarily related to tax benefits resulting from an increase in our deferred tax assets, a decrease in our liability for uncertain tax positions as the result of the statute of limitations lapse reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess is considered permanently invested. For the years ended December 31, 2011 and 2010, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $11.2 million and $10.5 million, respectively.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010, Wynn Macau, S.A. received an additional 5-year exemption through December 31, 2015. Accordingly, we were exempted from the payment of approximately $82.7 million and $64.4 million in such taxes for the years ended December 31, 2011 and 2010, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement.

During the year ended December 31, 2011, Wynn Macau, S.A. received the results of the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns and filed an appeal related to the examination’s disallowance of certain deductions claimed in its 2006 Macau Complementary Tax Return. In August 2011, the 2006 Macau tax issues under appeal were resolved. As part of the settlement, the Company paid $1.1 million in Macau Complementary tax substantially all of which was provided for in prior years. As the result of the resolution of these Macau tax issues and expiration of the statute of limitations for 2006 Macau Complementary tax assessments on December 31, 2011, the total amount of unrecognized tax benefits decreased $10.8 million.

During 2010, we received the results of an IRS examination of our 2006 through 2008 U.S. income tax returns and filed an appeal of the examination’s findings with the Appellate division of the IRS. In connection with that appeal, we agreed to extend the statute of limitations for our 2006 and 2007 U.S. income tax returns to December 31, 2012. The issues under examination in these years are temporary differences and relate to the treatment of discounts extended to Las Vegas casino customers gambling on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. Upon the settlement of these issues, unrecognized tax benefits could decrease by $0 to $54 million. The resolution of the 2006, 2007 and 2008 examination is not expected to result in any significant cash payment but rather the utilization of a portion of our foreign tax credit carryforward.

During the fourth quarter of 2010, the IRS commenced an examination of our 2009 U.S. income tax return. We believe that our liability for uncertain tax positions related to the period covered by the examination is adequate. The resolution of the 2009 IRS examination is not expected to result in any significant cash payment, but rather the utilization of a portion of our foreign tax credit carryforward.

During October 2011, the IRS began an examination of our 2010 U.S. income tax return. Since the examination is in its initial stages we are unable to determine if it will be concluded within the next twelve months. We believe our liability for uncertain tax positions related to the period covered by this examination is adequate.

We are participating in the IRS Compliance Assurance Program (“CAP”) for the 2011 tax year. Under the CAP program, the IRS and the taxpayer work together in a pre-filing environment to examine transactions and issues and thus complete the tax examination before the tax return is filed. Participation in this program should enable us to reduce time spent on tax administration and enhance tax reserve and financial statement reporting integrity. In January 2012, we received notification that we had been accepted into the IRS CAP for the 2012 tax year.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $211.7 million for the year ended December 31, 2011, compared to $156.5 million for the year ended December 31, 2010. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited for each year.

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

For the year ended December 31, 2010, room revenues were approximately $400.3 million, an increase of $22.8 million compared to prior year room revenue of $377.5 million. Room revenue at our Las Vegas Operations decreased approximately $12.7 million compared to the prior year. In Las Vegas, we continued to experience a decrease in room rates during the year ended December 31, 2010, compared to the year ended December 31, 2009. We believe this was due to the economic conditions in the U.S. and the increased capacity in the Las Vegas market including the opening of a new large scale casino hotel in Las Vegas in December 2009. In addition, in July 2010, we commenced a project to remodel all of the rooms at Wynn Las Vegas. Accordingly, we had 3.8% fewer room nights available during the year ended December 31, 2010 which had a negative impact on our room revenues in Las Vegas. This room remodel was completed in the second quarter of 2011. Room revenue at our Macau Operations increased approximately $35.5 million due to the 414 additional suites added with Encore at Wynn Macau and an increase in the average daily room rate compared to the prior year.

The table below sets forth key operating measures related to room revenue.

	Years Ended December 31,
	2010	2009
Average Daily Rate
Las Vegas	$210	$217
Macau	291	266
Occupancy
Las Vegas	88.0%	85.2%
Macau	87.8%	87.5%
REVPAR
Las Vegas	$185	$185
Macau	256	233

Other non-casino revenues for the year ended December 31, 2010, included food and beverage revenues of approximately $488.1 million, retail revenues of approximately $214.6 million, entertainment revenues of approximately $72 million, and other revenues from outlets such as the spa and salon, of approximately $67.7 million. Other non-casino revenues for the year ended December 31, 2009, included food and beverage revenues of approximately $436.4 million, retail revenues of approximately $165.1 million, entertainment revenues of approximately $57.1 million, and other revenues from outlets, including the spa and salon, of approximately $66.2 million. Food and beverage revenues at our Las Vegas Operations increased approximately $31.4 million, while our Macau Operations increased $20.3 million, as compared to the prior year. The increase in Las Vegas is due primarily to business in our nightclubs including the opening of the Encore Beach Club and Surrender nightclub in May 2010. The increase in Macau is primarily due to the opening of Encore at Wynn Macau and increased visitation to our resort. Retail revenues at our Macau Operations increased $52.2 million, offset by a decrease of $2.7 million in Las Vegas. The increase in Macau is due primarily to increased sales at several outlets, the opening of Wynn and Co. Watches and Jewelry in November 2009, which sells Cartier and Jaeger Le Coultre products, and new outlets at Encore at Wynn Macau including Chanel, Piaget and Cartier. Entertainment revenues increased over the prior year primarily due to performances by Garth Brooks in the Encore Theater in Las Vegas which commenced in December 2009, as well as increased revenue from our “Le Rêve” show.

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

Pre-opening costs

During the year ended December 31, 2010, we incurred $9.5 million of pre-opening costs compared to $1.8 million during the year ended December 31, 2009. Pre-opening costs incurred during the year ended December 31, 2010, primarily related to Encore at Wynn Macau which opened on April 21, 2010, and the Encore Beach Club and Surrender Nightclub which opened in Las Vegas on May 28, 2010.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2010, was $405.6 million compared to $410.5 million for the year ended December 31, 2009. This decrease is primarily due to assets with a 5-year life being fully depreciated as of April 2010 at Wynn Las Vegas, offset by depreciation of the assets of Encore at Wynn Macau which were placed in to service in April 2010 and the assets of the Encore Beach Club which were placed in to service in May 2010.

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

Interest expense was $222.9 million, net of capitalized interest of $7.2 million, for the year ended December 31, 2010, compared to $211.4 million, net of capitalized interest of $10.7 million, for the year ended December 31, 2009. Our interest expense increased approximately $11.5 million primarily due to interest expense for the Wynn Las Vegas $500 million 7 7/8% First Mortgage Notes issued in October 2009 and the increased rate on our remaining Wynn Las Vegas First Mortgage Notes as discussed below, offset partially by the payoff of the Wynn Resorts term loan in June 2009 and reduction in amounts outstanding under the Wynn Las Vegas and Wynn Macau bank revolving credit facilities compared to the prior year.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each year. We recorded an expense of approximately $0.9 million for the year ended December 31, 2010 resulting from the decrease in the fair value of our interest rate swaps from December 31, 2009 to December 31, 2010. During the year ended December 31, 2009 we recorded an expense of $2.3 million resulting from the decrease in the fair value of interest rate swaps between December 31, 2008 and December 31, 2009. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

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

During the year ended December 31, 2009, we recorded a gain on early extinguishment of debt of $18.7 million as a result of several debt retirements. We purchased and retired outstanding loans of $375 million under the Wynn Resorts Term Loan Facility at a discounted price of 97.25%. In connection with this transaction, we recognized an $8.8 million gain on early retirement of debt, net of the write-off of unamortized debt issue cost. During this same period, we purchased $65.8 million face amount of the 2014 Notes through open market purchases at a discount. This transaction resulted in a gain on early extinguishment of debt of $13.7 million, net of the write off of unamortized debt discount and debt issue costs. We participated in the April 2010 tender offer noted above with respect to $35.8 million of these notes and accordingly, as of December 31, 2011 and 2010, Wynn Resorts holds $30 million of this debt which has not been contributed to its wholly-owned subsidiary, Wynn Las Vegas. For accounting purposes these notes were treated as having been extinguished by Wynn Resorts in 2009. In October 2009, we purchased loans through an offer to purchase loans outstanding under the Wynn Las Vegas credit agreement, with a face-value of $87.6 million for $84.4 million, reflecting a discounted price of 96.37%. In connection with this transaction, we recognized a net gain of approximately $2.1 million on early retirement of debt. Offsetting these gains was the write off of debt issue costs of approximately $5.9 million related to permanent reductions in our bank credit facility.

Income Taxes

During the year ended December 31, 2010, we recorded a tax expense of $20.4 million. Our provision for income taxes was primarily comprised of increases in our foreign and domestic valuation allowances relating to foreign tax loss carryforwards, other foreign deferred tax assets and U.S. foreign tax credits not considered more likely than not realizable in the future. The tax provision recorded for the valuation allowance increases was reduced by an income tax benefit recorded for the loss from our U.S. operations. As of June 30, 2010, we no longer consider our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to this amount as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. Prior to this change, our earnings attributable to periods after September 2009, were considered permanently reinvested abroad. The decrease in our current deferred tax liability was primarily attributable to the repatriation of $1.14 billion of Wynn Macau, Limited IPO proceeds not considered permanently reinvested. During the year ended December 31, 2010, we recognized income tax benefits related to excess tax deductions associated with stock-based compensation costs of $10.5 million.

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

The following table (amounts in thousands) summarizes adjusted property EBITDA for our Las Vegas and Macau Operations as reviewed by management and summarized in “Item 8—Notes to Consolidated Financial Statement—Note 17 Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Years Ended December 31,
	2011	2010	2009
Las Vegas	$439,036	$270,299	$244,065
Macau	1,196,232	892,686	502,087

Total Adjusted Property EBITDA	$1,635,268	$1,162,985	$746,152

During 2011, the economic environment in the gaming and hotel markets in Las Vegas began to improve with increased levels of gaming revenue, visitation and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2011, the average daily room rate increased 10.7%, visitation increased 4.3% to 38.9 million visitors, and Las Vegas Strip gaming revenues increased 5.1%, all as compared to the year ended December 31, 2010. During 2010, the average daily room rate increased 2%, visitation increased 2.7% to 37.3 million visitors, and Las Vegas Strip gaming revenues increased 4.5%, all as compared to the year ended December 31, 2009.

For 2011, our Las Vegas Operations benefited from increased gaming volumes, a higher than normal table games win percentage, improved ADR, and an overall increase in all other revenue streams including food and beverage, entertainment and retail. While we experienced a slight decrease in our occupancy compared to the prior year, we were able to achieve an increase in ADR as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. While we benefited from higher win percentages on our table games and higher non-casino revenues for the year, the economic environment in the Las Vegas market is still uncertain.

Our Macau Operations’ adjusted property EBITDA has increased as the Macau market continues to grow and as a result of our expansion of that resort as detailed in the discussions above regarding our results of operations.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our Las Vegas and Macau operations (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A portion of our table games revenue is attributable to the play of a limited number of premium international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided from operations for the year ended December 31, 2011 was $1.5 billion compared to $1.1 billion provided by operations for the year ended December 31, 2010. This increase is primarily due to the increase in operating income as a result of increased operating department profitability at both our Las Vegas Operations and our Macau Operations, especially in the casino, room and food and beverage departments. Offsetting this increase was the impact of ordinary working capital changes primarily driven by customer deposits and accounts receivable and an increase in cash paid for interest of $49.5 million.

Capital Resources

We require a certain amount of cash on hand for operations. At December 31, 2011, we had approximately $1.3 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of this amount $663.5 million was held by Wynn Macau, Limited and its subsidiaries of which we own 72.3%. If repatriated to the U.S., substantially all of our portion of such cash would be subject to U.S. tax in the year of repatriation. Cash balances held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, was $378.5 million. We also have available-for-sale investments in foreign and domestic debt securities with maturities of 1 to 3 years totaling $213.6 million.

In addition, as of December 31, 2011, we had approximately $351.1 million of availability under our Wynn Las Vegas Revolving Credit Facility and approximately $849.6 million of availability under our Wynn Macau Senior Revolving Credit Facility. Debt maturities in 2012 are $407.9 million.

We believe that cash flow from operations, availability under our bank credit facilities and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2012. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $184.1 million, $283.8 million and $540.9 million for the years ended December 31, 2011, 2010 and 2009. For 2011, our capital expenditures primarily relate to the room and suite remodel at Wynn Las Vegas, a new high limit slot salon, new Las Vegas Tower Suites lobby and lounge and other property remodels. In addition, 2011 includes a $62.5 million initial payment pursuant to the terms of a draft land concession in Macau. For 2010 and 2009, our capital expenditures relate primarily to the construction cost associated with Encore at Wynn Macau, which opened in April 2010, the Encore Beach Club and Surrender Nightclub, which opened in May 2010 and final costs associated with Encore at Wynn Las Vegas, which opened in December 2008.

During the year ended December 31, 2011, we invested $316.5 million in corporate debt securities and commercial paper.

Financing Activities

Las Vegas Operations

As of December 31, 2011, our Wynn Las Vegas credit facilities, as amended, consisted of a $108.5 million revolving credit facility, due July 2013 and a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), and a fully drawn $40.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). The Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan are together referred to as the “Wynn Las Vegas Credit Facilities.” During the year ended December 31, 2011, we repaid $20.1 million of borrowings under the Wynn Las Vegas Revolver and $4 million under the Wynn Las Vegas Term Loan. As of December 31, 2011, the Wynn Las Vegas Term Loan was fully drawn and we had no borrowings outstanding under the Wynn Las Vegas Revolver. We had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Revolver. Accordingly, we had availability of $351.1 million under the Wynn Las Vegas Revolver as of December 31, 2011.

Loans under the Wynn Las Vegas Credit Facilities bear interest at fluctuating rates, based on either LIBOR or an alternative base rate, plus an applicable margin. As of December 31, 2011, the applicable margin for

LIBOR loans under the Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan due August 17, 2015 was 3.0%, and the applicable margin for LIBOR loans under the Wynn Las Vegas Term Loan due August 15, 2013 was 1.875%. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per annum, and (iii) in the case of a Wynn Las Vegas Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Wynn Las Vegas Revolver loans and 0.875% for Wynn Las Vegas Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unused commitments under the Wynn Las Vegas Revolver.

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Wynn Las Vegas Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Wynn Las Vegas Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. For 2012, Wynn Las Vegas, LLC expects to make a mandatory repayment of approximately $88 million in March pursuant to this provision of the Wynn Las Vegas Credit Facilities. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Wynn Las Vegas Credit Facilities at any time without premium or penalty.

The Wynn Las Vegas Credit Facilities contain customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2011. Management believes that Wynn Las Vegas, LLC was in compliance with all covenants at December 31, 2011. The Consolidated Interest Coverage Ratio remains at 1.00 to 1 through June 2013. As of December 31, 2011, approximately $1 billion of net assets of Wynn Las Vegas, LLC were restricted from being distributed under the terms of its long-term debt.

As of December 31, 2011, we had the following first mortgage notes outstanding:

7  7/8% First Mortgage Notes due 2017

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. Interest is due on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Issuer’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities. The indenture governing the 2017 Notes contains customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

7 7/8% First Mortgage Notes due 2020

In April 2010, the, the Issuers issued, in a private offering, $352 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “2020 Notes”). The 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. Interest is due on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at the Issuer’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities and 2017 Notes. The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes. The indenture governing the 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

7 3/4% First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes refinanced a previous note issue that was to mature in December 2014. Interest is due on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at the Issuer’s option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The indenture governing the New 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

Macau Operations

As of December 31, 2011, our Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars. The Wynn Macau Revolver and the Wynn Macau Term Loan are together referred to as the “Wynn Macau Credit Facilities.” Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the year ended December 31, 2011, we repaid $100.2 million of borrowings under the Wynn Macau Revolver in the first part of the year and borrowed $150.4 million in December 2011. Beginning in September 2011, quarterly payments became due under the Wynn Macau Term Loan and for 2011 the total amount repaid was $74 million. As of December 31, 2011, the Wynn Macau Term Loan was fully drawn, with total amounts outstanding of $477.3 million and we had $150.4 million in borrowings outstanding under the Wynn Macau Revolver. We had $849.6 million of availability under the Wynn Macau Revolver as of December 31, 2011.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the Wynn Macau Term Loan is required to be repaid in quarterly installments that commenced in September 2011, with $145.9 million due in 2012. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin which was 1.75% through September 30, 2010. Commencing in the fourth quarter of 2010, the Wynn Macau Credit Facilities are subject to a margin of 1.25% to 2.00% depending on Wynn Macau’s leverage ratio at the end of each quarter. At December 31, 2011, the margin was 1.25% to 1.75%.

The Wynn Macau Credit Facilities contain a requirement that we must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If the Wynn Macau subsidiary meets a Consolidated Leverage Ratio, as defined, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined. If the Consolidated Leverage Ratio is less than 4.0 to 1, then no repayment is required. Based on current estimates we do not believe that the Wynn Macau Consolidated Leverage Ratio during the year ending December 31, 2012 will exceed 4.0 to 1. Accordingly we do not expect to make any mandatory repayments pursuant to this requirement during 2012.

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined, of not greater than 3.50 to 1 as of December 31, 2011, and an Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that Wynn Macau was in compliance with all covenants at December 31, 2011.

Wynn Resorts, Limited

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock. We received proceeds, net of related costs, of approximately $1.8 billion as a result of this transaction.

During the years ended December 31, 2011, 2010 and 2009, we paid cash dividends totaling $6.50 per share, $8.50 per share and $4.00 per share, respectively.

Our Board of Directors has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. No share repurchases were made during the years ended December 31, 2010 or 2009. During 2011, the Company repurchased a total of 51,136 shares (6,160 shares during the fourth quarter) in satisfaction of tax withholding obligations on vested restricted stock. As of December 31, 2011, we had repurchased a total of 12,856,090 shares of our common stock for a net cost of $1.1 billion under the program.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2011, we had outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2011 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$407.9	$364.8	$254.7	$2,200.7	$3,228.1
Fixed interest payments	169.4	338.8	338.8	496.1	1,343.1
Estimated variable interest payments[1]	28.9	38.4	9.7	0.2	77.2
Operating leases	5.0	5.1	3.3	4.6	18.0
Construction contracts and commitments	62.6	17.8	2.0	—	82.4
Leasehold interest in land	13.4	57.2	46.7	—	117.3
Employment agreements	45.8	48.3	17.5	20.1	131.7
Other[2]	88.1	74.1	38.7	112.5	313.4

Total commitments	$821.1	$944.5	$711.4	$2,834.2	$5,311.2

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2011. Such rates are at historical lows as of December 31, 2011. Actual rates will vary.
[2]	Other includes open purchase orders, commitments for an aircraft purchase, future charitable contributions, fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8 “Financial Statements”, Note 15 “Income Taxes”, of this report, we had $85.5 million of unrecognized tax benefits as of December 31, 2011. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2011.

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

The Company’s articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the board of directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts’ capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and would increase our leverage ratio.

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under the provisions of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to Wynn Resorts’ articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Price Promissory Note, see Item 8—“Notes to Consolidated Financial Statements”, Note 19 “Subsequent Events.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. A summary of our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, self-insurance, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

Our leasehold interest in land in Macau under the land concession contract entered into in June 2004 is being amortized over 25 years, to the initial term of the concession contract, which currently terminates in

August 2029. Depreciation on a majority of the assets comprising Wynn Macau commenced in September of 2006, when Wynn Macau opened. The maximum useful life of assets at Wynn Macau is deemed to be the remaining life of the land concession which currently expires in August 2029, or the gaming concession which currently expires in June 2022. Consequently, depreciation related to Wynn Macau will generally be charged over shorter periods when compared to Wynn Las Vegas.

Costs of repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operating income.

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with applicable accounting standards. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Investments and Fair Value

We have made investments in domestic and foreign corporate debt securities and commercial paper. Our investment policy requires investments to be investment grade and limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. We determine the appropriate classification (held-to-maturity/available-for-sale) of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. Our investments are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

We measure certain of our financial assets and liabilities, such as cash equivalents, available-for-sale securities and interest rate swaps, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We obtain pricing information in determining the fair value of our available-for-sale securities from independent pricing vendors. Based on our inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from market observable sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. We have not made adjustments to such prices. Each quarter, we validate the fair value pricing methodology to determine the fair value consistent with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. We also compare the pricing received from our vendors to independent sources for the same or similar securities.

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

As of December 31, 2011 and 2010, approximately 85% and 82%, respectively, of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	December 31, 2011	December 31, 2010
Casino accounts receivable	$301,658	$256,807
Allowance for doubtful casino accounts receivable	$128,875	$113,203
Allowance as a percentage of casino accounts receivable	42.7%	44.1%
Percentage of casino accounts receivable outstanding over 180 days	30.1%	31.2%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2011 and 2010, approximately 41.7% and 35.1%, respectively, of our outstanding casino account receivable balance originated at our Macau Operations.

At December 31, 2011, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.3 million.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income. As of December 31, 2011, changes in our interest rate swap fair values are being recorded in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

We measure the fair value of our interest rate swaps on a recurring basis. We categorize our interest rate swap contracts as Level 2 in the hierarchy as described above. The fair value approximates the amount we would receive (pay) if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore is subject to significant estimation and a high degree of variability of fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date, as applicable.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for the 25,200 options granted in 2011 would have resulted in an approximate $117,000 change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. A 10% change in the expected term assumption for the 25,200 options granted in 2011 would have resulted in an approximate $20,000 change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

Accounting standards also require the classification of stock compensation expense in the same financial statement line items as cash compensation, and therefore impacts our departmental expenses (and related operating margins), pre-opening costs and construction in progress for our development projects, and our general and administrative expenses (including corporate expenses).

Self-Insurance Reserves

We are self-insured up to certain limits for costs of employee health coverage (fully insured for employee health coverage beginning January 1, 2012), workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in healthcare costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

We offer a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credit that must be replayed in the slot machine. We accrue a liability based on the points earned times the redemption value, less an estimate for breakage, and record a related reduction in casino revenue.

Slot Machine Jackpots

We do not accrue a liability for base jackpots because we have the ability to avoid payment of such as the slot machine can legally be removed from the gaming floor without payment of the base amount. Conversely, when we are unable to avoid payment of the jackpot (i.e., the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue.

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

As of December 31, 2011, we have a foreign tax credit carryover of $1,848 million and we have recorded a valuation allowance of $1,777 million against this asset based on our estimate of future realization. The foreign tax credits are attributable to the Macau special gaming tax which is 35% of gross gaming revenue in Macau. The U.S. taxing regime only allows a credit for 35% of “net” foreign source income. Due to our current operating history of U.S. losses, we currently do not rely on forecasted taxable income in order to support the utilization of the foreign tax credits. The estimated future foreign tax credit realization was based upon the estimated future taxable income from the reversal of “net” U.S. taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period. The amount of the valuation allowance is subject to change based upon the actual reversal of temporary differences and future taxable income exclusive of reversing temporary differences.

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

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term “more likely than not” is consistent with how that term is used in accounting for income taxes (i.e., likelihood of occurrence is greater than 50%).

Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position is derecognized. Accounting standards for uncertain tax positions specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2011, we recognized interest and penalties of approximately $40,000. During the years ended December 31, 2010 and 2009, we recognized no amounts for interest or penalties.

Effective September 6, 2006, we received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010, we received an additional 5-year exemption to December 31, 2015 related to this tax. Accordingly, during 2011 we were exempted from the payment of approximately $82.7 million in such taxes. Wynn Macau’s non-gaming profits remain subject to the Macau Complementary Tax and Wynn Macau’s casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2011 of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2011, such rates remain at historic lows. Actual rates will vary. The one-month LIBOR and HIBOR rates at December 31, 2011 of 0.295% and 0.341%, respectively were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

	Years Ending December 31,
	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$2,172.0	$2,172.0
Average interest rate	—	—	—	—	—	7.8%	7.8%
Variable rate	$407.9	$175.5	$189.4	$253.2	$1.4	$28.7	$1,056.1
Average interest rate	1.92%	1.69%	1.87%	3.29%	1.55%	1.55%	2.19%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase/(decrease) in swap fair value in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

Las Vegas Operations

As of December 31, 2011, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Facilities at approximately 5.485%. This interest rate swap agreement matures in November 2012.

Macau Operations

As of December 31, 2011, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately U.S.$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately U.S.$300 million) of borrowings under the Wynn Macau Credit Facilities at approximately 3.4%. This interest rate swap agreement matures in June 2012.

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

Summary of Historical Fair Values

The following table presents the historical liability fair values as of December 31, 2011 and 2010, of our interest rate swap arrangements (amounts in thousands):

	Las Vegas Operations	Macau Operations	Total Interest Rate Swaps
Liability fair value at:
December 31, 2011	$4,628	$2,670	$7,298
December 31, 2010	$8,457	$12,992	$21,449

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2011 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is our reporting currency:

	Years Ending December 31,
	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Average notional amount	$550.0	$—	$—	$—	$—	$—	$550.0
Average pay rate	2.35%	—	—	—	—	—	2.35%
Average receive rate	0.40%	—	—	—	—	—	0.40%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2011, approximately 84% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2011, an assumed 1% change in variable rates would cause our annual interest cost to change by $5.1 million.

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

As of December 31, 2011, in addition to Hong Kong dollars, Wynn Macau also holds other foreign currencies, primarily CNH (offshore renminbi).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited Wynn Resorts, Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Wynn Resorts, Limited and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Las Vegas, Nevada

February 29, 2012

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,262,587	$1,258,499
Investment securities	122,066	—
Receivables, net	238,490	187,464
Inventories	72,061	86,847
Prepaid expenses and other	31,248	28,326

Total current assets	1,726,452	1,561,136
Property and equipment, net	4,865,332	4,921,259
Investment securities	91,501	—
Intangibles, net	35,751	40,205
Deferred financing costs	50,372	61,863
Deposits and other assets	125,712	85,802
Investment in unconsolidated affiliates	4,376	4,232

Total assets	$6,899,496	$6,674,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$171,608	$168,135
Current portion of long-term debt	407,934	2,675
Current portion of land concession obligation	13,425	—
Customer deposits	576,011	368,621
Gaming taxes payable	177,504	173,888
Accrued compensation and benefits	78,717	70,834
Accrued interest	49,989	53,999
Other accrued liabilities	94,642	32,476
Construction retention	4,471	12,266
Deferred income taxes, net	3,575	2,974
Income taxes payable	2,017	2,061

Total current liabilities	1,579,893	887,929
Long-term debt	2,809,785	3,264,854
Land concession obligation	103,854	—
Other long-term liabilities	128,216	64,248
Deferred income taxes, net	54,294	76,881

Total liabilities	4,676,042	4,293,912

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 137,937,088 and 137,404,462 shares issued; 125,080,998 and 124,599,508 shares outstanding	1,379	1,374
Treasury stock, at cost; 12,856,090 and 12,804,954 shares	(1,127,036)	(1,119,407)
Additional paid-in capital	3,177,471	3,346,050
Accumulated other comprehensive income	840	889
Retained earnings	36,368	9,042

Total Wynn Resorts, Limited stockholders’ equity	2,089,022	2,237,948
Noncontrolling interest	134,432	142,637

Total equity	2,223,454	2,380,585

Total liabilities and stockholders’ equity	$6,899,496	$6,674,497

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Operating revenues:
Casino	$4,190,507	$3,245,104	$2,206,829
Rooms	472,074	400,291	377,520
Food and beverage	547,735	488,108	436,361
Entertainment, retail and other	414,786	354,332	288,432

Gross revenues	5,625,102	4,487,835	3,309,142
Less: promotional allowances	(355,310)	(303,137)	(263,531)

Net revenues	5,269,792	4,184,698	3,045,611

Operating costs and expenses:
Casino	2,686,372	2,100,050	1,460,130
Rooms	125,286	122,260	111,596
Food and beverage	283,940	272,747	252,687
Entertainment, retail and other	214,435	204,558	166,636
General and administrative	389,053	391,254	365,070
Provision for doubtful accounts	33,778	28,304	13,707
Pre-opening costs	—	9,496	1,817
Depreciation and amortization	398,039	405,558	410,547
Property charges and other	130,649	25,219	28,458

Total operating costs and expenses	4,261,552	3,559,446	2,810,648

Operating income	1,008,240	625,252	234,963

Other income (expense):
Interest income	7,654	2,498	1,740
Interest expense, net of amounts capitalized	(229,918)	(222,863)	(211,385)
Increase (decrease) in swap fair value	14,151	(880)	(2,258)
Gain (loss) on extinguishment of debt/exchange offer	—	(67,990)	18,734
Equity in income from unconsolidated affiliates	1,472	801	121
Other	3,968	225	191

Other income (expense), net	(202,673)	(288,209)	(192,857)

Income before income taxes	805,567	337,043	42,106
Benefit (provision) for income taxes	19,546	(20,447)	(2,999)

Net income	825,113	316,596	39,107
Less: Net income attributable to noncontrolling interests	(211,742)	(156,469)	(18,453)

Net income attributable to Wynn Resorts, Limited	$613,371	$160,127	$20,654

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$4.94	$1.30	$0.17
Diluted	$4.88	$1.29	$0.17
Weighted average common shares outstanding:
Basic	124,039	122,787	119,840
Diluted	125,667	123,939	120,185
Dividends declared per common share:	$6.50	$8.50	$4.00

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock		Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total Wynn Resorts, Ltd stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
	Shares outstanding	Par value
Balances, January 1, 2009	112,013,040	$1,248	$(1,119,407)	$2,734,276	$2,614	$(17,136)	$1,601,595	$—	$1,601,595
Net income	—	—	—	—	—	20,654	20,654	18,453	39,107
Currency translation adjustment	—	—	—	—	876	—	876	(106)	770

Comprehensive income							21,530	18,347	39,877
Exercise of stock options	244,916	3	—	6,344	—	—	6,347	—	6,347
Cancellation of restricted stock	(4,500)	—	—	—	—	—	—	—	—
Forfeited cash dividends upon cancellation of nonvested stock	—	—	—	—	—	55	55	—	55
Issuance of common stock, net	11,040,000	110	—	202,035	—	—	202,145	—	202,145
Sale of Wynn Macau, Ltd common stock, net	—	—	—	1,623,228	(1,044)	—	1,622,184	107,358	1,729,542
Cash dividends	—	—	—	(400,000)	—	(93,132)	(493,132)	—	(493,132)
Excess tax benefits from stock-based compensation	—	—	—	49,013	—	—	49,013	—	49,013
Stock-based compensation	—	—	—	24,601	—	—	24,601	320	24,921

Balances, December 31, 2009	123,293,456	1,361	(1,119,407)	4,239,497	2,446	(89,559)	3,034,338	126,025	3,160,363
Net income	—	—	—	—	—	160,127	160,127	156,469	316,596
Currency translation adjustment	—	—	—	—	(1,557)	—	(1,557)	(597)	(2,154)

Comprehensive income							158,570	155,872	314,442
Exercise of stock options	1,308,052	13	—	66,173	—	—	66,186	—	66,186
Issuance of restricted stock	50,000	1	—	—	—	—	1	—	1
Cancellation of restricted stock	(52,000)	(1)	—	—	—	—	(1)	—	(1)
Forfeited cash dividends upon cancellation of nonvested stock	—	—	—	—	—	252	252	—	252
Cash dividends	—	—	—	(996,473)	—	(61,778)	(1,058,251)	(140,672)	(1,198,923)
Excess tax benefits from stock-based compensation	—	—	—	10,480	—	—	10,480	—	10,480
Stock-based compensation	—	—	—	26,373	—	—	26,373	1,412	27,785

Balances, December 31, 2010	124,599,508	1,374	(1,119,407)	3,346,050	889	9,042	2,237,948	142,637	2,380,585
Net income	—	—	—	—	—	613,371	613,371	211,742	825,113
Currency translation adjustment	—	—	—	—	1,520	—	1,520	582	2,102
Net unrealized loss on investments	—	—	—	—	(1,569)	—	(1,569)	(501)	(2,070)

Comprehensive income							613,322	211,823	825,145
Exercise of stock options	431,126	4	—	23,836	—	—	23,840	19	23,859
Purchase of Treasury stock	(51,136)		(7,629)				(7,629)	—	(7,629)
Issuance of restricted stock	101,500	1	—	(1)	—	—	—	—	—
Cash dividends	—	—	—	(226,755)	—	(586,045)	(812,800)	(221,649)	(1,034,449)
Excess tax benefits from stock-based compensation	—	—	—	11,176			11,176	—	11,176
Stock-based compensation	—	—	—	23,165	—	—	23,165	1,602	24,767

Balances, December 31, 2011	125,080,998	$1,379	$(1,127,036)	$3,177,471	$840	$36,368	$2,089,022	$134,432	$2,223,454

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$825,113	$316,596	$39,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398,039	405,558	410,547
Deferred income taxes	(10,822)	18,875	(656)
Stock-based compensation	23,881	27,168	24,336
Excess tax benefits from stock-based compensation	(11,052)	(9,833)	(44,909)
Amortization and write-offs of deferred financing costs and other	19,683	24,342	26,160
Loss (gain) on extinguishment of debt/exchange offer	—	62,608	(18,734)
Provision for doubtful accounts	33,778	28,304	13,707
Property charges and other	104,223	10,270	28,458
Equity in income of unconsolidated affiliates, net of distributions	(144)	(130)	594
(Increase) decrease in swap fair value	(14,151)	880	2,258
Increase (decrease) in cash from changes in:
Receivables, net	(84,653)	(63,073)	(41,416)
Inventories and prepaid expenses and other	11,168	22,169	3,265
Accounts payable and accrued liabilities	220,772	213,578	151,239

Net cash provided by operating activities	1,515,835	1,057,312	593,956

Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(184,146)	(283,828)	(540,929)
Purchase of investment securities	(316,533)	—	—
Proceeds from sales or maturities of investment securities	101,017	—	—
Deposits and purchase of other assets	(60,135)	(13,034)	(11,258)
Proceeds from sale of equipment	697	739	1,107

Net cash used in investing activities	(459,100)	(296,123)	(551,080)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,859	66,186	6,347
Excess tax benefits from stock-based compensation	11,052	9,833	44,909
Proceeds from issuance of common stock	—	—	202,145
Proceeds from Wynn Macau, Ltd IPO	—	—	1,869,653
Dividends paid	(1,033,447)	(1,192,138)	(489,876)
Proceeds from issuance of long-term debt	150,483	2,246,361	1,151,781
Principal payments on long-term debt	(201,901)	(2,551,561)	(1,799,040)
Repurchase of Wynn Las Vegas First Mortgage Notes	—	—	(50,048)
Purchase of treasury stock	(7,629)	—	—
Interest rate swap transactions	—	—	(9,561)
Payments on long-term land concession obligation	—	—	(6,065)
Payment of financing costs	(58)	(71,317)	(104,730)

Net cash provided by (used in) financing activities	(1,057,641)	(1,492,636)	815,515

Effect of exchange rate on cash	4,994	(1,884)	(465)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,088	(733,331)	857,926
Balance, beginning of year	1,258,499	1,991,830	1,133,904

Balance, end of year	$1,262,587	$1,258,499	$1,991,830

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$221,123	$171,663	$209,093
Change in property and equipment included in accounts and construction payables	13,794	(27,670)	(181,366)
Cash paid for income taxes	2,088	1,019	2,894
Increase in liability for cash distributions declared on nonvested stock	1,003	6,703	3,556

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

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in the 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $545 million and $663.9 million at December 31, 2011 and 2010, respectively, were invested in bank time deposits, money market funds, U.S. treasuries and commercial paper.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities

Investment securities consist of short-term and long-term investments in domestic and foreign corporate debt securities and commercial paper. The Company’s investment policy requires investments to be investment grade and limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity/available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2011 and 2010, approximately 85% and 82%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $0, $7.2 million and $10.7 million was capitalized for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $11.6 million, $13.2 million and $15.4 million were amortized to interest expense during the years ended December 31, 2011, 2010 and 2009, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Cash discounts, other cash incentives related to casino play and commissions rebated through junkets to customers are recorded as a reduction to casino revenue. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Rooms	$52,019	$52,017	$53,325
Food and beverage	104,413	94,220	86,798
Entertainment, retail and other	17,017	21,091	12,787

	$173,449	$167,328	$152,910

Self-Insurance Reserves

The Company is self-insured up to certain limits for costs of employee health coverage (fully insured for employee health coverage beginning January 1, 2012), workers’ compensation and general liability claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. In estimating these accruals, the Company considers historical loss experience and makes judgments about the expected level of costs per claim. Management believes the estimates of future liability are reasonable based upon its methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program

The Company offers a slot club program whereby customers may earn points based on their level of play that may be redeemed for free credit that must be replayed in the slot machine. The Company accrues a liability based on the points earned times the redemption value, less an estimate for breakage, and records a related reduction in casino revenue.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Slot Machine Jackpots

The Company does not accrue a liability for base jackpots because it has the ability to avoid such payment as slot machines can legally be removed from the gaming floor without payment of the base amount. When the Company is unable to avoid payment of the jackpot (i.e., the incremental amount on a progressive slot machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue.

Gaming taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Income. These taxes totaled $1.9 billion, $1.4 billion and $892.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are included in general and administrative expenses. Total advertising costs were $19.5 million, $19 million and $20.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Use of the term “more likely than not” is consistent with how that term is used in accounting for income taxes (i.e., likelihood of occurrence is greater than 50%).

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

Currency Translation

Gains or losses from foreign currency remeasurements are included in other income/expense in the accompanying Consolidated Statements of Income. The results of operations and the balance sheet of Wynn Macau, Limited and its subsidiaries are translated from Macau Patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company’s comprehensive income are reported in the accompanying Consolidated Statements of Stockholders’ Equity. The cumulative balance of other comprehensive income consists solely of currency translation adjustments and unrealized gain (loss) on available-for-sale securities.

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, such as cash equivalents, available-for-sale securities and interest rate swaps, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents assets and liabilities carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of December 31, 2011
Cash equivalents	$545,045	$363,104	$181,941	—
Interest rate swaps	$7,298	—	$7,298	—
Available-for-sale securities	$213,567	—	$213,567	—

As of December 31, 2010
Cash equivalents	$663,948	$480,918	$183,030	—
Interest rate swaps	$21,449	—	$21,449	—

Earnings Per Share

Basic earnings per share (“EPS’) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company include: stock options and nonvested stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009, consisted of the following (amounts in thousands):

	2011	2010	2009
Weighted average common shares outstanding (used in calculation of basic earnings per share)	124,039	122,787	119,840
Potential dilution from the assumed exercise of stock options and nonvested stock	1,628	1,152	345

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	125,667	123,939	120,185

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	610	1,078	4,900

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

Further information on the Company’s stock-based compensation arrangements is included in Note 14 Benefit Plans—Stock-Based Compensation.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
December 31, 2011
Domestic and foreign corporate bonds	$196,986	$20	$(2,070)	$194,936
Commercial paper	18,651	1	(21)	18,631

	$215,637	$21	$(2,091)	$213,567

For investments with unrealized losses as of December 31, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date. All of the investments in a continuous loss position have been so for less than 12 months.

The Company obtains pricing information in determining the fair value of its available-for-sale securities from independent pricing vendors. Based on management’s inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from market observable sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. The Company has not made adjustments to such prices. Each quarter, the Company validates the fair value pricing methodology to determine the fair value consistent with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. The Company compares the pricing received from its vendors to independent sources for the same or similar securities.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of these investment securities at December 31, 2011, by contractual maturity are shown below (amounts in thousands):

	Amortized Cost	Fair value
Available-for-sale securities
Due in one year or less	$122,451	$122,066
Due after one year through three years	93,186	91,501

	$215,637	$213,567

4. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
Casino	$301,658	$256,807
Hotel	20,790	15,900
Retail leases and other	45,520	28,848

	367,968	301,555
Less: allowance for doubtful accounts	(129,478)	(114,091)

	$238,490	$187,464

5. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
Land and improvements	$730,335	$731,810
Buildings and improvements	3,777,612	3,735,633
Airplanes	77,436	77,421
Furniture, fixtures and equipment	1,655,655	1,647,424
Leasehold interest in land	316,437	85,545
Construction in progress	28,477	22,901

	6,585,952	6,300,734
Less: accumulated depreciation	(1,720,620)	(1,379,475)

	$4,865,332	$4,921,259

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was $389.8 million, $394.9 million and $395.2 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2010	$29,784	$7,076	$6,400	$1,399	$44,659
Amortization	(2,383)	(2,071)	—	—	(4,454)

December 31, 2010	27,401	5,005	6,400	1,399	40,205
Amortization	(2,383)	(2,071)	—	—	(4,454)

December 31, 2011	$25,018	$2,934	$6,400	$1,399	$35,751

The Macau gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2012 through 2021, and $1 million in 2022.

Show production rights represent amounts paid to purchase the rights to the “Le Rêve” production show, which is performed at Wynn Las Vegas. The Company expects that amortization of show production rights will be $2.1 million for 2012 and $0.8 million for 2013.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

7. Deposits and Other Assets

Deposits and other assets consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
Deposits and other	$100,399	$52,664
Base stock	23,117	26,289
Entertainment production costs	2,196	6,849

	$125,712	$85,802

Aircraft Deposits

As of December 31, 2011, the Company has made deposits of $48 million toward the purchase of an aircraft, with additional payments to be made totaling $9.3 million. The delivery date for this aircraft is scheduled for June 2012.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017,net of original issue discount of $8,578 at December 31, 2011 and $9,679 at December 31, 2010	$491,422	$490,321
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020,net of original issue discount of $ 1,789 at December 31, 2011 and $1,933 at December 31, 2010	350,221	350,077
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	—	3,868
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	—	16,187
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	40,262	44,281
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	330,605	330,605
Wynn Macau Senior Term Loan Facilities (as amended June 2007),due June 27, 2014; interest at LIBOR or HIBOR plus 1.25%—1.75% at December 31, 2011 and 1.25%—1.75% at December 31, 2010	477,251	550,900
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25% at December 31, 2011 and 1.25% at December 31, 2010	150,400	100,165
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	35,350	36,750
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	22,208	24,375

	3,217,719	3,267,529
Current portion of long-term debt	(407,934)	(2,675)

	$2,809,785	$3,264,854

7 7/8% Wynn Las Vegas First Mortgage Notes due 2017

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. Interest is due on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Issuer’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities. The indenture governing the 2017 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7 7/8% Wynn Las Vegas First Mortgage Notes due 2020

In April 2010, the, the Issuers issued, in a private offering, $352 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “2020 Notes”). The 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. Interest is due on the 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 2020 Notes are redeemable at the Issuer’s option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities and 2017 Notes. The 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities and the 2017 Notes. The indenture governing the 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

7 3/4% Wynn Las Vegas First Mortgage Notes

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “New 2020 Notes”). The New 2020 Notes were issued at par. The New 2020 Notes refinanced a previous note issue that was to mature in December 2014. Interest is due on the New 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the New 2020 Notes are redeemable at the Issuer’s option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The New 2020 Notes rank pari passu in right of payment with borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The New 2020 Notes are senior secured obligations of the Issuers, guaranteed by certain of Wynn Las Vegas, LLC’s subsidiaries and secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the existing and future assets of the Issuers and guarantors, and a first priority lien on the equity interests of Wynn Las Vegas, LLC, all of which is the same collateral that secures borrowings under Wynn Las Vegas, LLC’s credit facilities, the 2017 Notes and the 2020 Notes. The indenture governing the New 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restriction affecting subsidiaries.

Wynn Las Vegas Credit Facilities

As of December 31, 2011, the Wynn Las Vegas Amended and Restated Credit Agreement (the “Credit Agreement”) consisted of a $108.5 million revolving credit facility due July 2013, a $258.4 million revolving credit facility due July 2015 (together the “Wynn Las Vegas Revolver”), a fully drawn $40.3 million term loan facility due August 2013 and a fully drawn $330.6 million term loan facility due August 2015 (together the “Wynn Las Vegas Term Loan”). The Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan are together referred to as the “Wynn Las Vegas Credit Facilities.” During the year ended December 31, 2011, Wynn Las Vegas repaid $20.1 million of borrowings under the Wynn Las Vegas Revolver and $4 million under the Wynn Las Vegas Term Loan. As of December 31, 2011, the Wynn Las Vegas Term Loan was fully drawn and no borrowings were outstanding

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Wynn Las Vegas Revolver. Wynn Las Vegas, LLC had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Revolver. Wynn Las Vegas, LLC had availability of $351.1 million under the Wynn Las Vegas Revolver as of December 31, 2011.

Loans under the Wynn Las Vegas Credit Facilities bear interest at fluctuating rates, based on either LIBOR or an alternative base rate, plus an applicable margin. As of December 31, 2011, the applicable margin for LIBOR loans under the Wynn Las Vegas Revolver and the Wynn Las Vegas Term Loan due August 17, 2015 was 3.0%, and the applicable margin for LIBOR loans under the Wynn Las Vegas Term Loan due August 15, 2013 was 1.875%. Base Rate Loans bear interest at (a) the greatest of (i) the rate most recently announced by Deutsche Bank as its “prime rate,” (ii) the Federal Funds Rate plus 1/2 of 1% per annum, and (iii) in the case of a Wynn Las Vegas Revolver loan the one month Eurodollar rate; plus (b) a borrowing margin of 2.0% for Wynn Las Vegas Revolver loans and 0.875% for Wynn Las Vegas Term Loans. Interest on Base Rate Loans will be payable quarterly in arrears. Wynn Las Vegas, LLC also pays, quarterly in arrears, 1.0% per annum on the daily average of unused commitments under the Wynn Las Vegas Revolver.

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

In addition to scheduled amortization payments, Wynn Las Vegas, LLC is required to make mandatory prepayments of indebtedness under the Wynn Las Vegas Credit Facilities from the net proceeds of all debt offerings (other than those constituting certain permitted debt). Wynn Las Vegas, LLC is also required to make mandatory repayments of indebtedness under the Wynn Las Vegas Credit Facilities from specified percentages of excess cash flow, which percentages may decrease and/or be eliminated based on Wynn Las Vegas, LLC’s leverage ratio. For 2012, Wynn Las Vegas, LLC expects to make a mandatory repayment of approximately $88 million in March pursuant to this provision of the Wynn Las Vegas Credit Facilities. Wynn Las Vegas, LLC has the option to prepay all or any portion of the indebtedness under the Wynn Las Vegas Credit Facilities at any time without premium or penalty.

The Credit Facilities contains customary negative covenants and financial covenants, including, but not limited to, negative covenants that restrict Wynn Las Vegas, LLC’s ability to: incur additional indebtedness, including guarantees; create, incur, assume or permit to exist liens on property and assets; declare or pay dividends and make distributions or restrict the ability of Wynn Las Vegas, LLC’s subsidiaries to pay dividends and make distributions; engage in mergers, investments and acquisitions; enter into transactions with affiliates; enter into sale-leaseback transactions; execute modifications to material contracts; engage in sales of assets; make capital expenditures; and make optional prepayments of certain indebtedness. The financial covenants include maintaining a Consolidated Interest Coverage Ratio, as defined, not less than 1.00 to 1 as of December 31, 2011. Management believes that

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wynn Las Vegas, LLC was in compliance with all covenants at December 31, 2011. The Consolidated Interest Coverage Ratio remains at 1.00 to 1 through June 2013. As of December 31, 2011, approximately $1 billion of net assets of Wynn Las Vegas, LLC were restricted from being distributed under the terms of its long-term debt.

Wynn Macau Credit Facilities

As of December 31, 2011 and 2010, the Company’s Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars (together the “Wynn Macau Credit Facilities”). Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. As of December 31, 2011, the Wynn Macau Term Loan was fully drawn and $150.4 million was outstanding under the Wynn Macau Revolver. Consequently, there was availability of approximately $849.6 million under the Wynn Macau Revolver as of December 31, 2011.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the Wynn Macau Term Loan is required to be repaid in quarterly installments that commenced in September 2011, with $145.9 million due in 2012. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin which was 1.75% through September 30, 2010. Commencing in the fourth quarter of 2010, the Wynn Macau Credit Facilities are subject to a margin of 1.25% to 2.00% depending on Wynn Macau’s leverage ratio at the end of each quarter. At December 31, 2011, the margin was 1.25% to 1.75%.

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

The Wynn Macau Credit Facilities contain a requirement that the Company must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If the Wynn Macau subsidiary meets a Consolidated Leverage Ratio, as defined, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined. If the Consolidated Leverage Ratio is less than 4.0 to 1, then no repayment is required. Based on current estimates the Company does not believe that the Wynn Macau Consolidated Leverage Ratio during the year ending December 31, 2012 will exceed 4.0 to 1. Accordingly, the Company does not expect to make any mandatory repayments pursuant to this requirement during 2012.

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined, of not greater than 3.50 to 1 as of December 31, 2011, and an Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that Wynn Macau was in compliance with all covenants at December 31, 2011.

In connection with the initial financing of the Wynn Macau, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. (“BNU”) for the benefit of the Macau government. This guarantee assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the concession agreement. As of December 31, 2011, the guarantee was in the amount of $300 million Macau Patacas (approximately US$37 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee not to exceed approximately $5.2 million Macau Patacas (approximately US$0.7 million).

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

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was $2.2 billion at both December 31, 2011 and 2010. The estimated fair value of the Company’s outstanding first mortgage notes, based on quoted market prices, was approximately $2.4 billion and $2.3 billion as of December 31, 2011 and 2010, respectively. The net book value of the Company’s other debt instruments was $1.1 billion and $1.1 billion as of December 31, 2011 and 2010, respectively. The estimated fair value of the Company’s other debt instruments was approximately $1 billion and $1.1 billion as of December 31, 2011 and 2010.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the accretion of debt discounts of $10.4 million, are as follows (amounts in thousands):

Years Ending December 31,
2012	$407,934
2013	175,469
2014	189,350
2015	253,223
2016	1,400
Thereafter	2,200,710

$3,228,086

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010. The Company utilized Level 2 inputs as described in Note 2 to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of December 31, 2011, the interest rate swap liabilities are included in other current accrued liabilities. As of December 31, 2010, $5.9 million of the interest rate swap liabilities are included in other current accrued liabilities and $15.6 million are included in other long-term liabilities.

Liability fair value:	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
(amounts in thousands)
December 31, 2011	$4,628	$2,670	$7,298
December 31, 2010	$8,457	$12,992	$21,449

Wynn Las Vegas Swap

As of December 31, 2011, the Company has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Facilities. Under this swap agreement, beginning November 27, 2009, the Company pays a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. As of December 31, 2011, this interest rate swap fixes the interest rate on such borrowings at 5.485%. This interest rate swap agreement matures in November 2012.

Wynn Macau Swaps

As of December 31, 2011, the Company has one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate of 2.15% on borrowings of HK $2.3 billion (approximately U.S.$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. As of December 31, 2011, this interest rate swap fixes the interest rate on such borrowings at 3.4%. This interest rate swap agreement matures in June 2012.

In August 2011, two of the Company’s interest rate swap agreements expired. Under the first swap agreement, the Company paid a fixed interest rate of 3.632% on U.S. dollar borrowings of $153.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable LIBOR at the time of payment. Under the second swap agreement, the Company paid a fixed interest rate of 3.39% on Hong Kong dollar borrowings of HK $991.6 million (approximately U.S.$127.9 million) incurred under the Wynn Macau Credit Facilities in exchange for receipt on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. Until they expired in August 2011, these interest rate swaps fixed the interest rates on the U.S. dollar and the Hong Kong dollar borrowings under the Wynn Macau Credit Facilities at 4.88%—5.38% and 4.64%, respectively.

10. Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of December 31, 2011 and 2010, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.4 million and $0.3 million, respectively.

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value will be $503,831 per year. Effective March 1, 2012, the rental value will be $440,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental.

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

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen, who is also a director of Wynn Resorts. The term of the employment agreement is through February 24, 2020. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen for $5.4 million, and as of December 31, 2011, has expended $2.1 million to renovate the home. The new employment agreement also provides Ms. Chen the use of an automobile in Macau. Upon the occurrence of certain events set forth below, Ms. Chen has the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the agreement that has occurred (the “Discount Percentage”). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen’s employment without “cause” or termination of Ms. Chen’s employment for “good reason” following a “change of control” and (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen’s termination for “cause,” Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen’s employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of gaming license), the option will terminate.

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

11. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss on assets abandoned/retired for remodel or sold	$19,708	$10,270	$21,696
Donation to University of Macau Foundation	109,563	—	—
Loss on contract termination	—	14,949	6,762
Loss on show cancellation	1,378	—	—

	$130,649	$25,219	$28,458

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2011 include the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Consolidated Statements of Income has been discounted using the Company’s estimated borrowing rate over the time period of the remaining committed payments. In accordance with accounting standards for contributions, subsequent accretion of the discount is being recorded as additional donation expense and included in Property charges and other. Also included are the write off of certain off-site golf memberships by Wynn Las Vegas, miscellaneous renovations and abandonments at the Company’s resorts, including modifications of the Encore at Wynn Las Vegas retail esplanade, closure of the Blush nightclub and the write off of certain costs related to a show that ended its run in Las Vegas in April 2011.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property charges and other for the year ended December 31, 2010 include a contract termination payment of $14.9 million related to a management contract for certain of the nightclubs at Wynn Las Vegas as well as miscellaneous renovations, abandonments and gain/loss on sale of equipment at Wynn Las Vegas and Wynn Macau.

Property charges and other for the year ended December 31, 2009 include a $16.7 million charge for the abandonment of the front porte-cochere at Encore at Wynn Las Vegas to make way for an addition at that property, a $6.8 million charge for the write-off of two aircraft deposits, and a $5 million charge related to miscellaneous remodels, abandonments and loss on sale of equipment.

12. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2011 and 2010, 125,080,998 shares and 124,599,508 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

The Board of Directors of Wynn Resorts has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. During 2011, the Company repurchased a total of 51,136 shares in satisfaction of tax withholding obligations on vested restricted stock. No repurchases were made during the years ended December 31, 2010 or 2009. As of December 31, 2011, the Company had repurchased a cumulative total of 12,856,090 shares of the Company’s Common Stock for a net cost of $1.1 billion under the program.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2011, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

Redemption of Securities

The Company’s articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the board of directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use of, or entitlement to, any gaming license, shares of Wynn Resorts’ capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the board of directors to be the fair value of the securities to be redeemed. If the Company determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The NASDAQ Global Select Market or if the closing price is not reported, the mean between the bid and ask prices, as quoted by any other generally recognized reporting system. The Company’s right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as the Board of Directors of the Company elects.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock (the “Wynn Macau Limited IPO”). Proceeds to the Company as a result of this transaction were approximately $1.8 billion, net of transaction costs of approximately $84 million. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. In connection with this transaction, in October 2009, the Company recorded $107.4 million of noncontrolling interest as a separate component of equity in the accompanying Consolidated Balance Sheets and has followed accounting standards for noncontrolling interest in the consolidated financial statements beginning in October 2009. Net income attributable to noncontrolling interest was $211.7 million, $156.5 million and $18.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On November 16, 2011, the Wynn Macau, Limited Board of Directors approved a HK$1.20 per share dividend. The total dividend amount was approximately $800 million and the Company’s share of this dividend was $578.3 million. A reduction of $221.6 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

On November 2, 2010, the Wynn Macau, Limited Board of Directors approved a HK$0.76 per share dividend. The total dividend amount was approximately $508 million and the Company’s share of this dividend was $367 million. A reduction of $140.7 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

14. Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. Prior to March 16, 2009, the Company matched the contributions, within prescribed limits, with an amount equal to 100% of the participant’s initial 2% tax deferred contribution and 50% of the tax deferred contribution between 2% and 4% of the participant’s compensation. Effective March 16, 2009, the Company suspended matching contributions to

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this plan. The Company recorded an expense for matching contributions of $0, $0, and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Wynn Macau also operates a defined contribution retirement benefits plan (the “Wynn Macau Plan”). Eligible employees are allowed to contribute 5% of their salary to the Wynn Macau Plan and the Company matches any contributions. The assets of the Wynn Macau Plan are held separately from those of the Company in an independently administered fund. The Company’s matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company’s liability for its contributions payable. For the period from March 1, 2009 through April 30, 2010, the Company suspended its matching contributions. The contributions were reinstated effective May 1, 2010. During the years ended December 31, 2011, 2010 and 2009, the Company recorded an expense for matching contributions of $6.6 million, $3.3 million and $0.5 million, respectively.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees expires in 2016. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the “Plan”) (EIN: 88-6016617 Plan Number: 001). The Company recorded an expense of $7.6 million, $6.8 million and $6.2 million for contributions to the Plan for the years ended December 31, 2011, 2010 and 2009, respectively. For the 2010 plan year, the most recent for which plan data is available, the Company’s contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2010 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Stock-Based Compensation

The Company established the 2002 Stock Incentive Plan (the “WRL Stock Plan”) to provide for the grant of (i) incentive stock options, (ii) compensatory (i.e., nonqualified) stock options, and (iii) nonvested shares of Common Stock of Wynn Resorts, Limited. Employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company are eligible to participate in the WRL Stock Plan. However, only employees of the Company are eligible to receive incentive stock options.

A maximum of 12,750,000 shares of Common Stock are reserved for issuance under the WRL Stock Plan. As of December 31, 2011, 4,098,336 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Options are granted at the current market price at the date of grant. The WRL Stock Plan provides for a variety of vesting schedules all determined at the time of grant. All options expire ten years from the date of grant.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the WRL Stock Plan as of December 31, 2011, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,252,708	$61.97
Granted	25,200	140.54
Exercised	(431,126)	55.18
Canceled/Expired	(117,658)	68.52

Outstanding at December 31, 2011	2,729,124	63.49	6.8	$129,304,063

Fully vested and expected to vest at December 31, 2011	2,485,576	63.02	6.7	$120,165,961

Exercisable at December 31, 2011	376,924	51.75	4.0	$22,419,903

The following information is provided for stock options of the WRL Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2011	2010	2009
Weighted average grant date fair value	$48.31	$40.32	$28.25

Intrinsic value of stock options exercised	$36,776	$63,095	$8,249

Net cash proceeds from the exercise of stock options	$23,789	$66,186	$6,347

Tax benefits realized from the exercise of stock options and vesting of restricted stock	$11,176	$10,480	$49,013

As of December 31, 2011, there was a total of $55.7 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through May 2019.

A summary of the status of the WRL Stock Plan’s nonvested shares as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	861,000	$88.75
Granted	101,500	129.55
Vested	(168,000)	69.28

Nonvested at December 31, 2011	794,500	$98.08

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information is provided for nonvested stock of the WRL Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2011	2010	2009
Weighted average grant date fair value	$129.55	$107.03	$—

Fair value of shares vested	$24,865	$2,833	$1,685

Approximately $38.6 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2011 will be recognized as compensation over the vesting period of the related grants through October 2021.

Wynn Macau, Limited Stock Incentive Plan

The Company’s majority-owned subsidiary Wynn Macau, Limited adopted a stock incentive plan effective September 16, 2009 (the “WML Stock Plan”). The purpose of the WML Stock Plan is to reward participants, which may include directors and employees of Wynn Macau, Limited who have contributed towards enhancing the value of Wynn Macau and its shares. A maximum of 518.75 million shares have been reserved for issuance under the WML Stock Plan. As of December 31, 2011, 1.4 million options have been granted.

A summary of option activity under the WML Stock Plan as of December 31, 2011, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,000,000	$1.41
Granted	400,000	3.34
Exercised	(50,000)	1.41

Outstanding at December 31, 2011	1,350,000	1.98	8.6	$1,046,374

Fully vested and expected to vest at December 31, 2011	1,350,000	1.98	8.6	$1,046,374

Exercisable at December 31, 2011	150,000	1.41	8.3	$165,217

The following information is provided for stock options of the WML Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2011	2010
Weighted average grant date fair value	$0.75	$0.60

Intrinsic value of stock options exercised	$99.2	$—

Net cash proceeds from the exercise of stock options	$70.2	$—

As of December 31, 2011, there was a total of $0.7 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through May 2016.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost

The Company uses the Black-Scholes valuation model to determine the estimated fair value for each option grant issued, with highly subjective assumptions, changes in which could materially affect the estimated fair value. Expected volatility is based on implied and historical factors related to the Company’s Common Stock. Expected term represents the weighted average time between the option’s grant date and its exercise date. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for WRL Stock Plan options or the Hong Kong Exchange Fund rates for the WML Stock Plan options at the time of grant for the period equal to the expected term.

The fair value of stock options granted under the WRL Stock Plan was estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	4.0%	1.23%	0.12%
Expected stock price volatility	49.7%	60.9%	54.6%
Risk-free interest rate	2.4%	3.1%	2.7%
Expected average life of options (years)	6.5	6.9	7.6

The fair value of stock options granted under the WML Stock Plan was estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2011	2010
Expected dividend yield	4.0%	—
Expected stock price volatility	37.8%	40.8%
Risk-free interest rate	2.1%	2.4%
Expected average life of options (years)	6.5	6.5

The total compensation cost for both the WRL Stock Plan and the WML Stock Plan is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Casino	$8,997	$10,497	$8,740
Rooms	383	455	460
Food and beverage	429	301	305
Entertainment, retail and other	24	87	19
General and administrative	14,048	15,828	14,812

Total stock-based compensation expense	23,881	27,168	24,336
Total stock-based compensation capitalized	886	617	585

Total stock-based compensation costs	$24,767	$27,785	$24,921

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$49,521	$(239,125)	$(229,861)
Foreign	756,046	576,168	271,967

Total	$805,567	$337,043	$42,106

The Company’s benefit (provision) for income taxes consisted of the following (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Current
Federal	$—	$—	$—
Foreign	3,386	(1,560)	(3,679)

	3,386	(1,560)	(3,679)

Deferred
Federal	10,809	(9,640)	(2,090)
Foreign	5,351	(9,247)	2,770

	16,160	(18,887)	680

Total	$19,546	$(20,447)	$(2,999)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2011	2010
Deferred tax assets—U.S.:
Current:
Receivables, inventories,accrued liabilities and other	$36,753	$34,384
Less: valuation allowance	(33,525)	(30,430)

	3,228	3,954

Long-term:
Foreign tax credit carryforwards	1,848,185	1,306,965
Intangibles and related other	31,215	29,069
Stock based compensation	17,001	16,275
Pre-opening costs	16,671	18,758
Syndication costs	3,780	3,780
Other credit carryforwards	3,458	3,930
Interest rate swap valuation adjustment	1,620	2,960
Other	615	494

	1,922,545	1,382,231
Less: valuation allowance	(1,753,667)	(1,223,288)

	168,878	158,943

Deferred tax liabilities—U.S.:
Current:
Prepaid insurance, maintenance and taxes	(6,803)	(6,928)

	(6,803)	(6,928)

Long-term:
Property and equipment	(223,172)	(235,824)

	(223,172)	(235,824)

Deferred tax assets—Foreign:
Long-term:
Net operating loss carryforwards	17,593	24,791
Property equipment and other	5,345	5,819
Accrued charitable contribution	2,222	—
Pre-opening costs and other	130	1,588
Less: valuation allowance	(25,290)	(32,198)

	—	—

Net deferred tax liability	$(57,869)	$(79,855)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax (benefit) provision differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(21.3%)	(38.8%)	(133.3%)
Other items, net:
Foreign tax credits, net of valuation allowance	(80.8%)	(104.9%)	77.0%
Repatriation of foreign earnings	76.3%	134.9%	113.8%
Excess executive compensation	0.4%	0.7%	5.4%
Non-taxable foreign income	(13.0%)	(24.8%)	(108.6%)
Non-deductible foreign property charges	—	—	2.4%
General business credits	(0.1%)	(0.4%)	(2.8%)
Other, net	0.1%	1.4%	2.6%
Valuation allowance, other	1.0%	3.0%	15.6%

Effective tax rate	(2.4%)	6.1%	7.1%

The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $73.7 million, $89.4 million, and $74.2 million during the tax years ended December 31, 2011, 2010 and 2009, respectively. These foreign tax loss carryforwards expire in 2014, 2013, and 2012, respectively. The Company has recorded a valuation allowance against these tax loss carryforwards. The Company incurred a capital loss of $3.6 million during the year ended December 31, 2011. The capital loss carryforward will expire in 2016. The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $11.2 million, $10.5 million, and $49 million as of December 31, 2011, 2010, and 2009, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During 2011 and 2010, the aggregate valuation allowance for deferred tax assets increased by $526.6 million and $574.2 million, respectively. The 2011 and 2010 increases are primarily related to foreign tax credit carryforwards that are not considered more likely than not realizable. As discussed in the succeeding paragraph, the Company does not consider forecasted future operating results when scheduling the realization of deferred tax assets and the required valuation allowance but instead relies solely on the reversal of net taxable temporary differences. The ultimate realization of the Company’s recorded foreign tax credit deferred tax asset is dependent upon the incurrence of sufficient US income tax liabilities attributable to foreign source income during the 10-year foreign tax credit carryover period.

The Macau special gaming tax is 35% of gross gaming revenue. The IRS only allows a credit for 35% of “net” foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement (“PFA”) providing that the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit. The valuation allowance for foreign tax credits was determined in accordance with accounting standards by scheduling the existing U.S. “net” taxable temporary differences that are expected to reverse during the 10-year foreign tax credit carryover period. The U.S. income tax rules applicable to foreign tax credit utilization are applied to the scheduling results in order to determine the amount of foreign tax credit expected to be utilized in the future.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2011, 2010 and 2009, the Company recognized tax benefits of $647.6 million, $955.2 million and $125.3 million, respectively (net of valuation allowance and uncertain tax positions) for foreign tax credits applicable to the earnings of Wynn Macau S.A. A significant portion of these credits result from the treatment of the Macau Special Gaming Tax as a U.S. foreign tax credit. Of the $647.6 million, $955.2 million and $125.3 million, $640.8 million, $949.5 million and $121.5 million were used to offset 2011, 2010 and 2009 U.S. income tax expense incurred as a result of the repatriation of Wynn Macau S.A. earnings and in 2010 and 2009 the Wynn Macau Limited IPO proceeds. The remaining $6.8 million, $5.8 million and $3.8 million (net of valuation allowance and uncertain tax positions) were recorded as a deferred tax asset. Of the Company’s $1,848 million of foreign tax credit carryforwards (net of uncertain tax positions) as of December 31, 2011, $665.7 million will expire in 2018, $110.9 million will expire in 2019, $530.4 million in 2020, and $541.3 million in 2021.

Of the December 31, 2011, 2010 and 2009 U.S. valuation allowances of $1,787 million, $1,254 million and $694.5 million, respectively, $1,777 million, $1,246 million and $689.4 million, respectively, relate to U.S. foreign tax credits expected to expire unutilized, $1.3 million, $1.3 million and $0 represent stock-based compensation for foreign-based services that may be nondeductible, $3.4 million, $2.7 million and $1.3 million represent stock-based compensation that may be nondeductible under IRC §162(m), and $3.8 million is attributable to syndication costs. During the year ended December 31, 2011, the Company recorded a valuation allowance of $1.3 million attributable to a capital loss carryforward. Subsequent recognition of income tax benefits associated with syndication costs will be allocated to additional paid-in capital.

Except for $51 million of accumulated earnings which the Company plans on repatriating, the Company has not provided deferred U.S. income taxes or foreign withholdings taxes on temporary differences of $300.6 million and $325.1 million as of December 31, 2011 and 2010, respectively, which are indefinitely reinvested and will be used to fund future operations or expansion. The amount of the unrecognized deferred tax liability without regard to potential foreign tax credits associated with these temporary differences is approximately $105.2 million and $113.8 million for the years ended December 31, 2011 and 2010. Deferred income taxes are provided for foreign earnings planned for repatriation. In connection with the Wynn Macau Limited IPO in 2009 (Note 13), the Company recorded a deferred tax liability net of expected foreign tax credits of $56.1 million to the extent that the book basis of the investment exceeded the tax basis and where that difference was expected to reverse in the foreseeable future. The deferred tax liability was recorded as a reduction in additional paid-in capital. In 2009, the Company repatriated $400 million from the Wynn Macau Limited IPO proceeds leaving a deferred tax liability net of expected foreign tax credits of $41.5 million as of December 31, 2009. During 2010, the Company repatriated an additional $1,143 million of Wynn Macau, Limited IPO proceeds resulting in the reversal of the $41.5 million deferred tax liability. In 2011, the Company repatriated $578.2 million from Wynn Macau, Limited. The amounts repatriated during 2011, 2010 and 2009 were used to fund domestic operations, to provide additional U.S. liquidity, and to fund dividends to the Company’s shareholders.

Effective September 6, 2006, Wynn Macau, S.A. received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits. On November 30, 2010, an additional 5-year Complementary Tax exemption was approved, thereby exempting the casino gaming profits of Wynn Macau S.A. through December 31, 2015. Accordingly, the Company was exempted from the payment of $82.7 million, $64.4 million, and $31.7 million in such taxes for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

In June 2009, Wynn Macau, S.A. entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $7.2 million (approximately $900,000 US dollars) to the Macau Special Administrative Region as complementary tax otherwise due by shareholders of Wynn Macau S.A. on dividend distributions. This agreement was retroactive to 2006. Therefore, included in the tax provision for the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended December 31, 2009, are the amounts related to the years 2006 through 2009 totaling $3.6 million. This agreement on dividends is effective through 2010. On July 19, 2011, Wynn Macau, S.A. received notification that a 5-year extension of this agreement had been ratified and that an annual payment of MOP $15.5 million (approximately $1.9 million U.S. dollars) would be due to the Macau Special Administrative Region for each of the years 2011 through 2015. As a result of the shareholder dividend tax agreements, income taxes payable includes $1.9 and $0.9 million accrued for the years ended December 31, 2011 and 2010.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	As of December 31,
	2011	2010
Balance—beginning of year	$83,834	$148,365
Additions based on tax positions of the current year	12,427	13,164
Additions based on tax positions of prior years	—	694
Reductions for tax positions of prior years	—	—
Settlements	—	(78,389)
Lapses in statutes of limitations	(10,763)	—

Balance—end of year	$85,498	$83,834

As of December 31, 2011 and 2010, the Company has recorded a liability related to uncertain tax positions of $25.1 million and $35.9 million, respectively. These amounts are included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2011 and 2010, $60.4 million and $48 million, respectively, of liabilities related to U.S. and foreign uncertain tax positions that increase the NOL and foreign tax credit carryforward deferred tax assets are classified as reductions of the NOL and foreign tax credit carryforward deferred tax assets in the net deferred tax asset and liability table above. Other uncertain tax positions not increasing the NOL and foreign tax credit carryforward deferred tax assets have been recorded as increases in the liability for uncertain tax positions.

As of December 31, 2011 and 2010, $24.2 million and $17.9 million, respectively, of unrecognized tax benefit would, if recognized, impact the effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2011, the Company recognized interest and penalties of $0.04 million. The Company recognized no interest or penalties during the years ended December 31, 2010 and 2009.

The Company anticipates that the 2007 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company’s unrecognized tax benefits include certain income tax accounting methods. These accounting methods govern the timing and deductibility of income tax deductions. As a result, the Company’s unrecognized tax benefits could decrease by a range of $0 to $0.5 million over the next 12 months.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. As of December 31, 2011, the Company has filed domestic income tax returns for the years 2002 to 2010 and foreign income tax returns for 2002 to 2010. The Company’s 2002 to 2005 domestic income tax returns remain subject to examination by the IRS to the extent of tax attributes carryforwards to future years. The Company’s 2006 to 2010 domestic income tax returns also remain subject to examination by the IRS. The Company’s 2007 to 2010 Macau income tax returns remain subject to examination by the Macau Finance Bureau.

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

During 2010, the Company received the results of an IRS examination of its 2006 through 2008 U.S. income tax returns and filed its appeal of the examination’s findings with the Appellate division of the IRS. In connection with that appeal, the Company agreed to extend the statute of limitations for its 2006 and 2007 tax returns to December 31, 2012. The Company believes that it will likely reach an agreement with the IRS with respect to the examination of its 2006, 2007 and 2008 U.S. income tax returns within the next 12 months. The issues under examination in these years are temporary differences and relate to the treatment of discounts extended to Las Vegas casino customers gambling on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. Upon the settlement of these issues, unrecognized tax benefits could decrease by $0 to $62.1 million. The resolution of the 2006, 2007 and 2008 examination is not expected to result in any significant cash payment but rather the utilization of a portion of the foreign tax credit carryforward.

The Company received the results of an IRS examination of its 2009 U.S. income tax return and filed an appeal of the examination’s findings with the Appellate division of the IRS during 2011. The Company believes it will likely reach an agreement with the IRS with respect to the examination of the 2009 U.S. income tax return within the next 12 months. The issues under examination in 2009 relate to the impact of prior year IRS audit adjustments on the computation of 2009 taxable income. Upon settlement of these issues, unrecognized tax benefits could decrease by $0 to $0.2 million. The resolution of the 2009 IRS examination is not expected to result in any significant cash payment, but rather the utilization of a portion of the foreign tax credit carryforward.

During 2011, the IRS commenced an examination of the Company’s 2010 U.S. income tax return. Since the examination is in its initial stages the Company is unable to determine if it will be concluded within the next twelve months. The Company believes that its liability for uncertain tax positions related to the period covered by this examination is adequate.

The Company is participating in the IRS Compliance Assurance Program (“CAP”) for the 2011 tax year. Under the CAP program the IRS and the taxpayer work together in a pre-filing environment to examine transactions and issues and thus complete the tax examination before the tax return is filed. Participation in this program should enable the Company to reduce time spent on tax administration and enhance tax reserve and financial statement reporting integrity. In January 2012, the Company received notification that it had been accepted into the IRS CAP for the 2012 tax year.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, Wynn Macau, S.A. received the results of the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns and filed an appeal related to the examination’s disallowance of certain deductions claimed in its 2006 Macau Complementary Tax Return. In August 2011, the 2006 Macau tax issues under appeal were resolved. As part of the settlement, the Company paid $1.1 million in Macau Complementary tax substantially all of which was provided for in prior years. As the result of the resolution of these Macau tax issues and the expiration of the statute of limitations for 2006 Macau Complementary tax assessments on December 31, 2011, the total amount of unrecognized tax benefits decreased by $10.8 million.

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

Cotai Development and Land Concession Contract. In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. Following government approval, the Company anticipates constructing a full scale integrated resort containing a casino, approximately 2,000 hotel suites, convention, retail, entertainment and food and beverage offerings on this land. The Company continues to finalize the project scope, timeline and budget.

The initial term of the land concession contract is 25 years, and it may be renewed with government approval for successive periods. The total land premium payable, as described in the draft land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due once the Macau government publishes the Company’s rights to the Cotai land in the government’s official gazette. As of December 31, 2011, the Company has recorded this obligation and related asset with $13.4 million included as a current liability and $103.9 million included as a long-term liability. Wynn Macau will also be required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land noted above. The payment will be made within 15 days after the Macau government publishes the Company’s rights to the Cotai land in the government’s official gazette. With the Company’s acceptance of the draft land concession contract noted above, the Company has accrued this $50 million obligation as a current liability included in other accrued liabilities as of December 31, 2011.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for several additional retail outlets. The Company also is a party to joint venture agreements for the operation of one retail outlet and the Ferrari and Maserati automobile dealership at Wynn Las Vegas. The lease agreements include minimum base rents with contingent rental clauses.

The following table presents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2012	$20,939
2013	13,907
2014	13,130
2015	12,027
2016	8,947
Thereafter	3,693

$72,643

The total future minimum rentals do not include contingent rental. Contingent rentals were $73.2 million for the year ended December 31, 2011.

In addition, the Company is the lessee under leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2011, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2012	$5,017
2013	2,775
2014	2,329
2015	1,672
2016	1,602
Thereafter	4,616

$18,011

Rent expense for the years ended December 31, 2011, 2010 and 2009, was $20.2 million, $21.6 million and $17.2 million, respectively.

Self-insurance

The Company’s domestic subsidiaries are covered under a self-insured medical plan up to a maximum of $300,000 per year for each insured person. Amounts in excess of these thresholds are covered by the Company’s insurance programs, subject to customary policy limits. The Company’s foreign subsidiaries are fully insured. Beginning January 2012, the medical plan covering employees of the Company’s domestic subsidiaries is fully insured.

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

In January 2012, the Nevada Tax Commission upheld the decision of an Administrative Law Judge (“ALJ”) who ruled that complimentary meals provided to patrons and employees of a Nevada casino operator were retail sales subject to sales tax. The ruling of the ALJ further held that the use tax already paid on such items and sought as refunds should be credited against the sales tax due. Furthermore, the ALJ held that the Nevada Department of Taxation could not assess additional taxes, penalties or interest because its regulations and policies at the time only required the payment of use tax on such complimentary meals. The Company expects that the Nevada Tax Commission ruling will be appealed through the Nevada courts. As of December 31, 2011, the Company has neither recorded a receivable associated with its $5.4 million refund claim nor any sales tax liability for complimentary meals provided to customers and employees.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets and capital expenditures by segment consisted of the following (amounts in thousands):

	00000	00000
	As of December 31,
	2011	2010
Assets
Las Vegas Operations	$4,035,398	$4,108,516
Macau Operations	2,202,683	1,777,119
Corporate and other	661,415	788,862

	$6,899,496	$6,674,497

	00000	00000
	Years ended December 31,
	2011	2010
Capital expenditures
Las Vegas Operations	$65,207	$157,080
Macau Operations	115,702	120,580
Corporate and other	3,237	6,168

	$184,146	$283,828

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s results of operations by segment for the years ended December 31, 2011, 2010 and 2009 consisted of the following (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Net revenues
Las Vegas Operations	$1,480,719	$1,296,064	$1,229,573
Macau Operations	3,789,073	2,888,634	1,816,038

Total	$5,269,792	$4,184,698	$3,045,611

Adjusted Property EBITDA(1)
Las Vegas Operations	$439,036	$270,299	$244,065
Macau Operations	1,196,232	892,686	502,087

Total	1,635,268	1,162,985	746,152

Other operating costs and expenses
Pre-opening costs	—	9,496	1,817
Depreciation and amortization	398,039	405,558	410,547
Property charges and other	130,649	25,219	28,458
Corporate expenses and other	96,868	96,659	70,246
Equity in income from unconsolidated affiliates	1,472	801	121

Total other operating costs and expenses	627,028	537,733	511,189

Operating income	1,008,240	625,252	234,963

Other non-operating costs and expenses
Interest income	7,654	2,498	1,740
Interest expense, net of amounts capitalized	(229,918)	(222,863)	(211,385)
Increase (decrease) in swap fair value	14,151	(880)	(2,258)
Gain (loss) from extinguishment of debt/exchange offer	—	(67,990)	18,734
Equity in income from unconsolidated affiliates	1,472	801	121
Other	3,968	225	191

Total other non-operating costs and expenses	(202,673)	(288,209)	(192,857)

Income before income taxes	805,567	337,043	42,106
Benefit (provision) for income taxes	19,546	(20,447)	(2,999)

Net income	$825,113	$316,596	$39,107

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

18. Quarterly Financial Information (Unaudited)

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2011 and 2010, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	00000	00000	00000	00000	00000
	Year Ended December 31, 2011
	First	Second	Third	Fourth	Year
Net revenues	$1,260,272	$1,367,353	$1,298,304	$1,343,863	$5,269,792
Operating income	280,556	213,033	239,845	274,806	1,008,240
Net income	226,335	155,331	185,185	258,262	825,113
Net income attributable to Wynn Resorts	173,804	122,031	127,063	190,473	613,371
Basic income per share	$1.40	$0.98	$1.02	$1.53	$4.94
Diluted income per share	$1.39	$0.97	$1.01	$1.52	$4.88

	00000	00000	00000	00000	00000
	Year Ended December 31, 2010
	First	Second	Third	Fourth	Year
Net revenues	$908,918	$1,032,643	$1,005,949	$1,237,188	$4,184,698
Operating income	114,848	148,146	131,949	230,309	625,252
Net income (loss)	57,859	88,917	(2,054)	171,874	316,596
Net income (loss) attributable to Wynn Resorts	26,988	52,405	(33,508)	114,242	160,127
Basic income (loss) per share	$0.22	$0.43	$(0.27)	$0.93	$1.30
Diluted income (loss) per share	$0.22	$0.42	$(0.27)	$0.91	$1.29

19. Subsequent Events (Unaudited)

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous prima facie violations of the FCPA by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Wynn Resorts articles of incorporation. The Board was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ Common Stock. Following a finding of “unsuitability,” Wynn Resorts’ articles authorize redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. The Redemption Price Promissory Note has a principal amount of approximately $1.9 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of a Redemption Price Promissory Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

On February 19, 2012, Wynn Resorts filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, alleging breaches of fiduciary duty and related claims.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

The Company has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators could pursue separate investigations into the Company’s compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau and a related informal inquiry by the SEC into this donation. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

Litigation Commenced by Mr. Okada and Related Matters

In May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the Boards of Directors of both the Company and Wynn Macau and approved by 15 of the 16 directors who serve on those boards. The sole dissenting vote was Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

Mr. Okada commenced litigation on January 11, 2012, in Nevada seeking to compel the Company to produce information relating to the donation to the University of Macau, among other things.

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to, but not limited to, the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company has informed the Salt Lake Regional Office that it intends to fully comply with the SEC’s request.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholder Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 (the “2012 Proxy Statement”) under the captions “Directors and Executive Officers, “Further Information Concerning the Board of Directors-Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

As part of the Company’s commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors. The most recent update dated November 1, 2011, included clarifications and revisions in presentation and is available on our website. In the event we determine to amend or waive certain provisions of this code of ethics, we will disclose such amendments or waivers on our website at http://www.wynnresorts.com under the heading “Corporate Governance” or as otherwise required by the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2012 Proxy Statement under the caption “Directors and Executive Officer Compensation and Other Matters,” and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,729,124	$63.49	4,098,336
Equity compensation plans not approved by security holders	—	—	—

Total	2,729,124	$63.49	4,098,336

Certain information required by this item will be contained in the 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2012 Proxy Statement under the caption “Certain Relationships and Related Transactions, and “Further Information Concerning the Board of Directors-Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2012 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. The following consolidated financial statements of the Company are filed as part of this report under “Item. 8—Financial Statements and Supplementary Data.”

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules filed in Part IV of this report are listed below:

•	Schedule I—Condensed financial information of the registrant

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$378,486	$662,561
Investment Securities	108,676	—
Receivables	2,151	541
Prepaid expenses	1,003	995

Total current assets	490,316	664,097
Property and equipment, net	12,161	12,746
Investment Securities	39,419	—
Due from subsidiaries	173,583	95,681
Investment in subsidiaries	1,611,198	1,729,393

Total assets	$2,326,677	$2,501,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,274	$88
Accrued compensation and benefits	5,811	5,256
Other accrued liabilities	1,768	1,279
Deferred income taxes, net	3,575	2,974

Total current liabilities	12,428	9,597
Other long term liabilities	11,388	9,742
Uncertain tax position liability	25,112	25,112
Deferred income taxes, net	54,295	76,881

Total liabilities	103,223	121,332

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 137,937,088 and 137,404,462 shares issued; and, 125,080,998 and 124,599,508 shares outstanding	1,379	1,374
Treasury stock, at cost; 12,856,090 and 12,804,954 shares	(1,127,036)	(1,119,407)
Additional paid-in capital	3,177,471	3,346,050
Accumulated other comprehensive income	840	889
Retained earnings	36,368	9,042

Total Wynn Resorts, Limited stockholders’ equity	2,089,022	2,237,948
Noncontrolling interest	134,432	142,637

Total equity	2,223,454	2,380,585

Total liabilities and stockholders’ equity	$2,326,677	$2,501,917

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Operating revenues:
Wynn Las Vegas management fees	$22,229	$19,459	$18,434
Wynn Macau royalty fees	152,463	114,904	71,537

Net revenues	174,692	134,363	89,971

Operating costs and expenses:
General and administrative	30,421	31,468	21,099
Provision for doubtful accounts	—	(68)	(234)
Depreciation and amortization	421	483	558
Property charges and other	—	163	—

Total operating costs and expenses	30,842	32,046	21,423

Operating income	143,850	102,317	68,548

Other income (expense):
Interest and other income	865	1,750	623
Interest expense	—	—	(12,746)
Increase in swap fair value	—	—	5,773
Gain on early extinguishment of debt	—	—	22,512
Equity in income (loss) of subsidiaries	669,589	263,684	(28,951)

Other income (expense), net	670,454	265,434	(12,789)

Income before income taxes	814,304	367,751	55,759
Benefit (provision) for income taxes	10,809	(51,155)	(16,652)

Net income	825,113	316,596	39,107
Less: Net income attributable to noncontrolling interests.	(211,742)	(156,469)	(18,453)

Net income attributable to Wynn Resorts, Limited	$613,371	$160,127	$20,654

Basic and diluted earnings per common share:
Net income:
Basic	$4.94	$1.30	$0.17
Diluted	$4.88	$1.29	$0.17
Weighted average common shares outstanding:
Basic	124,039	122,787	119,840
Diluted	125,667	123,939	120,185

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$825,113	$316,596	$39,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	483	558
Deferred income taxes	(10,809)	51,155	16,652
Stock-based compensation	10,663	10,792	10,937
Gain on early extinguishment of debt	—	—	(22,512)
Provision for doubtful accounts	—	—	234
Amortization of deferred financing costs and other	—	—	718
Increase in swap fair value	—	—	(5,773)
Property charges and other	—	163	—
Dividends received from subsidiary	578,240	1,509,584	529,846
Equity in (income) loss of subsidiaries	(669,589)	(263,684)	28,951
Increase (decrease) in cash from changes in:
Receivables	(1,610)	(178)	(597)
Prepaid expenses and other	(9)	4	1,161
Accounts payable and accrued expenses	5,168	(8,305)	(938)
Due to (from) affiliates	(22,065)	(9,040)	(18,434)

Net cash provided by operating activities	715,523	1,607,570	579,910

Cash flows from investing activities:
Redemption of Wynn Las Vegas First Mortgage Notes	—	30,000	—
Purchase of investment securities	(249,374)	—	—
Proceeds from sales or maturities of investment securities	101,017	—	—
Due to (from) subsidiaries	(55,673)	(25,300)	(37,918)

Net cash (used in) provided by investing activities	(204,030)	4,700	(37,918)

Cash flows from financing activities:
Principal payments on long term debt	—	—	(364,688)
Repurchase of Wynn Las Vegas First Mortgage Notes	—	—	(50,048)
Capital contribution to Wynn Las Vegas LLC	—	(50,000)	(412,951)
Proceeds from issuance of common stock	—	—	209,760
Cash distributions	(811,798)	(1,051,543)	(489,876)
Exercise of stock options	23,859	66,186	6,347
Purchase of treasury stock	(7,629)	—	—
Interest rate swap transactions	—	—	(9,561)
Payments for deferred financing costs and other	—	—	(7,612)

Net cash used in financing activities	(795,568)	(1,035,357)	(1,118,629)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(284,075)	576,913	(576,637)
Balance, beginning of year	662,561	85,648	662,285

Balance, end of year	$378,486	$662,561	$85,648

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

2. Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC’s (a wholly-owned indirect subsidiary of the Company) debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the loan agreement of Wynn Resorts (Macau), S.A. noted below contains similar restrictions. The Company received cash dividends of $578.3 million, $1.51 billion and $530 million from a subsidiary during the years ended December 31, 2011, 2010 and 2009, respectively.

3. Equity Repurchase Program

The Board of Directors of Wynn Resorts authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. During 2011, the Company repurchased a total of 51,136 shares in satisfaction of tax withholding obligations on vested restricted stock. No repurchases were made during the years ended December 31, 2010 or 2009. As of December 31, 2011, the Company had repurchased 12,856,090 shares of the Company’s common stock for a net cost of $ 1.1 billion.

4. Common Stock Secondary Offerings

On March 20, 2009, the Company completed a secondary common stock offering of 11,040,000 shares with net proceeds of $202.3 million.

5. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of this subsidiary’s common stock. Net proceeds to the Company as a result of this transaction were approximately $1.8 billion. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. In connection with this transaction, the Company recorded $107.4 million of noncontrolling interest as a separate component of equity in the accompanying Condensed Balance Sheets as of December 31, 2009. Net income attributable to noncontrolling interest was $211.7 million, $156.5 million and $18.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On November 16, 2011, the Wynn Macau, Limited Board of Directors approved a HK$1.20 per share dividend. The total dividend amount was $800 million and the Company’s share of this dividend was $578.3 million. A reduction of $221.6 million was made to noncontrolling interest in the accompanying Condensed Balance Sheets to reflect this dividend. On November 2, 2010, the Wynn Macau, Limited Board of Directors approved a HK$0.76 per share dividend. The total dividend amount was $508 million and the Company’s share of this dividend was $367 million. A reduction of $140.7 million was made to noncontrolling interest in the accompanying Condensed Balance Sheets to reflect this dividend.

Note 6. Subsequent Events (Unaudited)

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous prima facie violations of the FCPA by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Wynn Resorts articles of incorporation. The Board was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ Common Stock. Following a finding of “unsuitability,” Wynn Resorts’ articles authorize redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, Wynn Resorts issued a Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. The Redemption Price Promissory Note has a principal amount of approximately $1.9 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Price Promissory Note. Wynn Resorts may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

On February 19, 2012, Wynn Resorts filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, alleging breaches of fiduciary duty and related claims.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

The Company has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators could pursue separate investigations into the Company’s compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau and a related informal inquiry by the SEC into this donation. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

Litigation Commenced by Mr. Okada and Related Matters

In May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the Boards of Directors of both the Company and Wynn Macau and approved by 15 of the 16 directors who serve on those boards. The sole dissenting vote was Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

Mr. Okada commenced litigation on January 11, 2012, in Nevada seeking to compel the Company to produce information relating to the donation to the University of Macau, among other things.

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to, but not limited to, the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company has informed the Salt Lake Regional Office that it intends to fully comply with the SEC’s request.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2011	$114,091	33,778	(18,391)	$129,478

2010	$102,081	28,304	(16,294)	$114,091

2009	$102,819	13,707	(14,445)	$102,081

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2011	$1,285,916	533,474	(6,908)	$1,812,482

2010	$711,719	574,197	—	$1,285,916

2009	$642,630	69,089	—	$711,719

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (12)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant. (1)

4.2	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (29)

4.3	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (33)

4.4	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (35)

4.5	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee. (35)

*10.1	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn. (1)

*10.2	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited. (4)

*10.3	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007. (16)

*10.4	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (18)

*10.5	Fourth Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (22)

*10.6	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn. (24)

*10.7	Sixth Amendment to Employment Agreement dated as of February 24, 2011, between Wynn Resorts, Limited and Stephen A. Wynn. (39)

*10.8	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts, Limited and Marc D. Schorr. (10)

*10.9	First Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Marc D. Schorr. (22)

*10.10	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Marc D. Schorr. (24)

*10.11	Employment Agreement, dated as of October 1, 2005, by and between Wynn Las Vegas, LLC and Matt Maddox. (22)

*10.12	First Amendment to Employment Agreement, dated as of May 5, 2008, by and between Wynn Resorts, Limited and Matt Maddox. (21)

*10.13	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Matt Maddox. (22)

Exhibit No.	Description

*10.14	Amendment to Employment Agreement, dated as of February 13, 2009, by and between Wynn Resorts, Limited and Matt Maddox. (24)

*10.15	Fourth Amendment to Employment Agreement, dated as of March 5, 2009, by and between Wynn Resorts, Limited and Matt Maddox. (25)

*10.16	Fifth Amendment to Employment Agreement, dated as of February 2, 2010, by and between Wynn Resorts, Limited and Matt Maddox. (31)

*10.17	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp. (9)

*10.18	First Amendment to Employee Agreement, dated as of March 26, 2008, between Wynn Resorts, Limited and John Strzemp (20)

*10.19	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and John Strzemp. (22)

*10.20	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and John Strzemp. (24)

*10.21	Fourth Amendment to Employment Agreement, dated as of March 23, 2009, by and between Wynn Resorts, Limited and John Strzemp. (26)

*10.22	Employment agreement, dated May 12, 2010, by and between Worldwide Wynn, LLC and Linda C. Chen. (34)

*10.23	Retention agreement, dated July 27, 2011, by and between Worldwide Wynn, LLC and Linda Chen. (40)

*10.24	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra. (38)

*10.25	First Amendment to Employment Agreement, dated as of December 31, 2008 by and between Wynn Resorts, Limited and Kim Sinatra. (38)

*10.26	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra. (38)

*10.27	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra. (38)

10.28	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited. (1)

*10.29	2002 Stock Incentive Plan as Amended and Restated effective May 12, 2010. (41)

*10.30	2002 Stock Incentive Plan as Amended and Restated effective May 17, 2011. (44)

*10.31	Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan. (44)

*10.32	Form of Stock Option Grant Notice. (44)

*10.33	Form of Restricted Stock Agreement pursuant to 2002 Stock Incentive Plan. (44)

*10.34	Form of Indemnity Agreement. (5)

10.35	Amended and Restated Stockholder Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc. (30)

10.36	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn. (36)

Exhibit No.	Description

10.37	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn. (37)

10.38	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A. (4)

10.39	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement). (2)

10.40	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement). (5)

10.41	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (3)

10.42	Material terms of draft land concession contract. (43)

10.43	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited. (2)

10.44	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (4)

10.45	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (4)

10.46	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC. (4)

10.47	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC. (4)

10.48	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein. (6)

10.49	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent. (4)

10.50	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent. (8)

10.51	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent. (12)

Exhibit No.	Description

10.52	Common Terms Agreement Third Amendment Agreement dated September 8, 2009 between, among others, Wynn Resorts (Macau) S.A. as the company and Société Générale, Hong King Branch as security agent. (38)

10.53	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein. (4)

10.54	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders. (8)

10.55	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders. (12)

10.56	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein. (4)

10.57	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders. (8)

10.58	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders. (12)

10.59	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein. (4)

10.60	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders. (8)

10.61	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders. (12)

10.62	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others. (4)

10.63	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (4)

10.64	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (4)

10.65	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (4)

10.66	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent. (4)

Exhibit No.	Description

10.67	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent. (4)

10.68	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino. (4)

10.69	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent. (8)

10.70	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others. (8)

10.71	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (15)

10.72	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent. (13)

10.73	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (14)

10.74	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (29)

10.75	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (33)

10.76	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee. (7)

10.77	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (7)

10.78	Intellectual Property License Agreement dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (7)

10.79	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn. (32)

10.80	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas an Stephen A. Wynn. (32)

Exhibit No.	Description

10.81	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee. (42)

10.82	Aircraft Time Sharing Agreement dated as of November 25, 2002, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (38)

10.83	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (38)

10.84	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (38)

10.85	Aircraft Time Sharing Agreement dated as of November 26, 2002, by and between Las Vegas Jet, LLC and Marc Schorr. (38)

10.86	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Marc Schorr. (38)

10.87	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Marc Schorr. (38)

10.88	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (11)

10.89	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (12)

10.90	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (13)

10.91	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (19)

10.92	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (27)

Exhibit No.	Description

10.93	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (28)

10.94	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent. (33)

10.95	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (35)

10.96	Credit Agreement dated June 21, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc and Bank of America Securities LLC. (12)

10.97	First Amendment to Credit Agreement, dated as of August 1, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement. (17)

10.98	Second Amendment to Credit Agreement, dated as of November 13, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement. (23)

21.1	Subsidiaries of the Registrant. (44)

23.1	Consent of Ernst & Young LLP. (44)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (44)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (44)

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350. (44)

**101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and December 31 2010, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Stockholders’ Equity at December 31, 2011, 2010 and 2000, and (v) Notes to Consolidated Financial Statements.**

*	Denotes management contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(5)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(7)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(10)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(14)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2008.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 28, 2008.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 7, 2008.
(22)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2008.
(24)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2009.
(25)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 9, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 23, 2009.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(28)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on January 6, 2010.
(31)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 5, 2010.

(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(33)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 18, 2010.
(35)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(36)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 26, 2010.
(37)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 15, 2010.
(38)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2010.
(39)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 28, 2011.
(40)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 18, 2011.
(41)	Incorporated by reference from the Form S-8 Registration Statement filed by the Registrant on July 27, 2010.
(42)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2011.
(43)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 12, 2011.
(44)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 29, 2012	By	/S/ STEPHEN A. WYNN
Stephen A. Wynn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. WYNN Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ LINDA CHEN Linda Chen	President, Wynn International Marketing and Director	February 29, 2012

/s/ RUSSELL GOLDSMITH Russell Goldsmith	Director	February 29, 2012

/s/ RAY R. IRANI Dr. Ray R. Irani	Director	February 29, 2012

/s/ ROBERT J. MILLER Robert J. Miller	Director	February 29, 2012

/s/ JOHN A. MORAN John A. Moran	Director	February 29, 2012

Kazuo Okada	Director

/s/ MARC SCHORR Marc Schorr	Chief Operating Officer and Director	February 29, 2012

/s/ ALVIN SHOEMAKER Alvin V. Shoemaker	Director	February 29, 2012

/s/ D. BOONE WAYSON D. Boone Wayson	Director	February 29, 2012

/s/ ELAINE P. WYNN Elaine P. Wynn	Director	February 29, 2012

/s/ ALLAN ZEMAN Allan Zeman	Director	February 29, 2012

/s/ MATT MADDOX Matt Maddox	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012