Form 10-K/A
period 2011-12-31
WYNN RESORTS LTD
filed 2012-04-30
CIK 1174922

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

As of April 23, 2012, 100,512,724 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Wynn Resorts, Limited for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (the “Original Filing”). We are filing this Amendment solely to amend and restate Part III of the Original Filing to include the information not previously included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011. The cover page of this Amendment now reflects we are not incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these additional certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company”, “we,” “us,” and “our” refer to Wynn Resorts, Limited. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Director Biographies and Qualifications

The Company’s Second Amended and Restated Articles of Incorporation (the “Articles”) and Fourth Amended and Restated Bylaws, as amended (the “Bylaws”), require that the number of directors on the Board of Directors be not less than one nor more than thirteen. Presently, the Board of Directors is set at twelve directors and is divided into three classes. Class I includes Linda Chen, John A. Moran, Marc D. Schorr and Elaine P. Wynn, whose terms expire in 2012. Class II consists of Stephen A. Wynn, Ray R. Irani, Alvin V. Shoemaker and D. Boone Wayson, whose terms expire in 2013. Class III consists of Russell Goldsmith, Robert J. Miller, Kazuo Okada, and Allan Zeman, whose terms expire in 2014. At each annual meeting of stockholders, the terms of one class of directors expire. Each director is elected to the Board of Directors for a term of three years and until his or her successor is elected and qualified.

Set forth below is biographical information regarding the directors and key skills and qualifications of our directors supporting their service as a director, in light of the Company’s business and structure.

Class I Directors (Terms expire at the 2012 Annual Meeting of Stockholders)

Linda Chen. Ms. Chen, 45, has served as a Director of the Company since October 2007. Ms. Chen has been an Executive Director and Chief Operating Officer of Wynn Macau, Limited, a majority owned subsidiary of the Company, since September 2009. Ms. Chen serves as the President of Wynn International Marketing, Limited, a wholly-owned indirect subsidiary of the Company, a position she has held since January 2005. In addition, Ms. Chen is the Chief Operating Officer of Wynn Resorts (Macau), S.A., a role she has served in since June 2002. Ms. Chen is responsible for the marketing and strategic development of Wynn Macau. Ms. Chen is a member of the Nanjing Committee of the Chinese People’s Political Consultative Conference (Macau).

Ms. Chen’s insight and experience as the primary marketing executive for the Company contribute to the Board’s ability to evaluate and make informed decisions that affect our global operations. Ms. Chen’s experience becomes ever more important to the Company and its stockholders as the percentage of the Company’s operational revenue and profits generated from its Macau operations increases.

John A. Moran. Mr. Moran, 80, has served as a director of the Company since October 2002. Mr. Moran is the retired Chairman of the Dyson-Kissner-Moran Corporation. Dyson-Kissner-Moran is a private holding company headquartered in New York City whose international portfolio of companies in over 20 countries has included business engaged in manufacturing, retailing, distribution, financial services, and real estate development. During his business career, Mr. Moran has served as a Director of over 30 corporations and philanthropic organizations. Mr. Moran serves as a Director of the John A. Moran Eye Center at the University of Utah; a Trustee of the George and Barbara Bush Endowment for Innovative Cancer Research at M.D. Anderson Cancer Center at the University of Texas; and an Honorary Trustee of the Metropolitan Museum of Art in New York City.

With his extensive knowledge of the Company’s background, development and financing arrangements and his experience in the financial and equity markets, Mr. Moran provides the Board insight that is important to its oversight of the Company’s financial structure. His guidance in the evaluation of capital deployment and management of the Company’s balance sheet is especially valuable. In addition, he brings to the Board experience in political and public policy matters.

Marc D. Schorr. Mr. Schorr, 64, has served as a Director of the Company since July 2010. He also serves as Chief Operating Officer of the Company, a position he has held since June 2002. Mr. Schorr has served as a Non-Executive Director of Wynn Macau, Limited since September 2009 and is also an officer of several of the Company’s other subsidiaries. Mr. Schorr has over 32 years of experience in the casino gaming industry.

When electing Mr. Schorr to the Board of Directors, the electing directors considered his extensive operating experience, particularly his marketing expertise and ability to effectively manage operating costs. These qualifications have been particularly valuable to the Company as we have navigated the difficult economic environment of the past several years. In addition, Mr. Schorr brings first hand operational knowledge to the Board, enhancing their ability to oversee the operations of the Company.

Elaine P. Wynn. Ms. Wynn, 70, has served as a Director of the Company since October 2002. Ms. Wynn has been a strong advocate of programs and services for children at risk of dropping out of school. Since 1995 she has co-chaired the Greater Las Vegas After-School All Stars, providing thousands of children with high quality educational, recreational and cultural after-school programs. A past member of the Executive Board of the Consortium for Policy Research in Education, Ms. Wynn has served since 1997 on the State of Nevada Council to Establish Academic Standards. She also chaired the UNLV Foundation, (the private fundraising arm of that institution) for eight years. Most recently, Ms. Wynn was appointed by Nevada’s governor to co-chair a Blue Ribbon Education Reform Task Force that resulted in the enactment of ambitious new reform legislation. She is the founding chairman of Communities in Schools of Nevada and was appointed in 2009 as Chairman of the national board of Communities in Schools, the oldest, most successful stay-in-school organization in America. In 2010, Elaine Wynn was appointed to the Kennedy Center for the Performing Arts Board of Trustees and the Library of Congress Trust Fund Board.

Ms. Wynn’s philanthropic and community efforts and her history of assisting the Company on such matters is important to the Board’s strategic vision and continued development of the Wynn brand.

Class II Directors (Terms expire at the 2013 Annual Meeting of Stockholders)

Stephen A. Wynn. Mr. Wynn, 70, has served as Chairman and Chief Executive Officer of the Company since June 2002. Mr. Wynn has been an Executive Director, the Chairman of the Board of Directors, Chief Executive Officer and President of Wynn Macau, Limited, a majority owned subsidiary of the Company since September 2009. Mr. Wynn has also served as Director, Chairman and Chief Executive Officer of Wynn Resorts (Macau) since October 2001. From April 2000 to September 2002, Mr. Wynn was the managing member of Valvino Lamore, LLC, the predecessor and a current wholly owned subsidiary of Wynn Resorts, Limited. Mr. Wynn also serves as an officer and/or director of several subsidiaries of Wynn Resorts, Limited. Mr. Wynn served as Chairman, President and Chief Executive Officer of Mirage Resorts, Inc. and its predecessor, Golden Nugget Inc., between 1973 and 2000. Mr. Wynn developed and opened The Mirage, Treasure Island and Bellagio in 1989, 1993 and 1998, respectively. Mr. Wynn has also served as an outside director of Monaco QD International Hotels and Resort Management since December 2010.

Mr. Wynn is the founder and creative and organizational force of Wynn Resorts. Mr. Wynn’s 40 years of experience in the industry has contributed to his brand name status as the preeminent designer, developer and operator of destination casino resorts. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. As founder, Chairman and Chief Executive Officer, he has a unique perspective into the operations and vision for the Company.

Dr. Ray R. Irani. Dr. Ray R. Irani, 77, has served as a Director of the Company since October 2007. Dr. Irani became Executive Chairman of Occidental Petroleum Corporation, an international oil and gas exploration and production company as well as a major North American chemical manufacturer, in May 2011 after serving as Chairman and Chief Executive Officer from 1990 to 2011. He has been a director of Occidental since 1984 and served as President and Chief Operating Officer of Occidental from 1984 to 1990. Dr. Irani is a director of the American Petroleum Institute and serves on the Board of Directors of The TCW Group. He is a member of the American Chemical Society, the American Institute of Chemists, Inc., the California Business Roundtable, The Conference Board, the Council on Foreign Relations, the National Association of Manufacturers, the National Committee on United States-China Relations, the National Petroleum Council, Sigma Xi—The Scientific Research Society and the U.S.-Saudi Arabian Business Council. He is the U.S.

Chairman of the U.S.-U.A.E. Business Council. Dr. Irani is a Trustee of the University of Southern California, Co-Chair of the Board of the American University of Beirut and a member of the Lebanese American University Board of Trustees. He is a member of the Board of Governors of Town Hall Los Angeles and the Los Angeles World Affairs Council, and serves on the Advisory Boards of RAND’s Center for Middle East Public Policy and the Atlantic Council’s Rafik Hariri Center for the Middle East.

After the opening of Wynn Macau in 2006, the Company sought additional representation on the Board by executives with experience in managing international operations and with keen insight into issues relevant to companies with global operations, which are of increasing importance to the Company. Dr. Irani was elected to the Board of Directors in 2007 as a result of that extensive international experience gained from serving as the long time Chairman and Chief Executive Officer of Occidental Petroleum Corporation, an international oil and gas exploration and production company with operations throughout the world.

Alvin V. Shoemaker. Mr. Shoemaker, 73, has served as a Director of the Company since December 2002. Mr. Shoemaker was the Chairman of the Board of First Boston Inc. and First Boston Corp. from April 1983 until his retirement in January 1989, at the time of its sale to Credit Suisse Bank. Mr. Shoemaker currently serves as a member of the board of directors of Frontier Bank, Western Community Bank Shares, and Huntsman Chemical Co.

Mr. Shoemaker has served on the Board of Directors of the Company since its formation in 2002. With his extensive knowledge of the Company’s history, development and financing arrangements and his deep experience as a financial executive serving as the Chairman of First Boston, Mr. Shoemaker contributes to the Board’s oversight of the Company’s financial matters. Mr. Shoemaker’s experience in this respect has been especially valuable to the Company during the recent financial crisis, and enables him to provide strong leadership.

D. Boone Wayson. Mr. Wayson, 59, has served as a Director of the Company since August 2003. Mr. Wayson has been a principal of Wayson’s Properties, Incorporated, a real estate development and holding company, since 1970. He also serves as an officer and/or director of other real estate and business ventures. From 2000 through May 2003, Mr. Wayson served as a member of the board of directors and audit committee of MGM Mirage.

Mr. Wayson’s experience in the real estate and gaming businesses contributes to the Board’s ability to assess and oversee these critical aspects of the Company’s business and to provide insights to the Company’s operations. Mr. Wayson has extensive operational experience in the casino finance and marketing areas beginning as casino controller and ultimately managing a resort casino property in Atlantic City, N.J. The Board is benefited by Mr. Wayson’s first hand experience in operations and utilizes his knowledge of the business, especially in the finance and marketing areas, to identify, manage and monitor risk.

Class III Directors (Terms expire at the 2014 Annual Meeting of Stockholders)

Russell Goldsmith. Mr. Goldsmith, 62, has served as a Director of the Company since May 2008. Mr. Goldsmith serves as Chairman and Chief Executive Officer of City National Bank, a provider of a wide range of banking, investing and trust services. Additionally, he serves as President and Chief Executive Officer of its publicly held parent company, City National Corporation, which is listed on the New York Stock Exchange (CYN) and headquartered in Los Angeles, California. He has been a director of both the bank and its parent company since 1978. From 2008—2011, Mr. Goldsmith was a member of the Federal Reserve board’s 12-member Federal Advisory Council, representing the Twelfth Federal Reserve District. Mr. Goldsmith chairs the Mid-Size Bank Coalition of America, which is composed of 25 mid-sized banks in 41 states and the District of Columbia. He also chairs the Los Angeles Coalition for the Economy & Jobs, an independent organization of leading economic stakeholders representing business, labor, higher education and the nonprofit sectors. Mr. Goldsmith also serves on the board of trustees of the Harvard-Westlake School and is a member of the Council on Foreign Relations.

Mr. Goldsmith brings current insight and deep financial expertise to our Board. His recent service on the Federal Reserve Board’s Advisory Council has brought additional perspective on the macroeconomic and public policy issues facing our Company.

Robert J. Miller. Governor Miller, 67, has served as a Director of the Company since October 2002 and as the Chairman of Wynn Las Vegas’ Compliance Committee and as the Company’s Compliance Director. In June 2010, he founded Robert J. Miller Consulting, a company that provides assistance in establishing relationships with and building partnerships between private and government entities on the local, state, national and international level. Governor Miller also currently serves as a Senior Advisor to Dutko Worldwide, a multidisciplinary governmental affairs strategy and management firm. Governor Miller was a partner of the Nevada law firm of Jones Vargas from 2000—2005. He was a partner in Miller & Behar Strategies from January 2003 to August 2007 and has been a partner in Nevada Rose, LLC since November 2004. From January 1989 until January 1999, Governor Miller served as Governor of the State of Nevada, and, from 1987 to 1989, he served as Lieutenant Governor of the State of Nevada. Governor Miller also serves as a director at International Game Technology (IGT).

Governor Miller’s extensive experience in regulatory and legal compliance matters and in Nevada and federal government and politics brings unique expertise and insight into state regulatory and public policy issues that directly impact the Company’s operations. In addition, his legal background and service as Chair of the Company’s Compliance Committee and as Compliance Director is an important element to maintaining our regulatory structure and probity. Governor Miller’s experience was especially valuable to the Company in his role as chairman of the Compliance Committee which commissioned the independent investigation that led to the determination of unsuitability and eventual redemption of shares owned by Aruze USA, Inc.

Kazuo Okada. Mr. Okada, 69, has served as a Director of the Company since October 2002. Mr. Okada also served as a Non-Executive Director of Wynn Macau, Limited, a majority owned subsidiary of the Company from September 2009 until his removal in February of 2012. In 1969, Mr. Okada founded Universal Lease Co. Ltd., which, in 1998, became Aruze Corp., a company listed on the Japanese Association of Securities Dealers Automated Quotation Securities Exchange. In November 2009, Aruze Corp. changed its name to Universal Entertainment Corporation, which is a Japanese manufacturer of pachislot and pachinko machines, amusement machines, and video games for domestic sales. Mr. Okada currently serves as Director and Chairman of the Board of Universal Entertainment Corporation and as Director, President, Secretary and Treasurer of Aruze USA, Inc., which is a wholly owned subsidiary of Universal Entertainment Corporation and prior to the redemption described below owned approximately 19.7% of Wynn Resorts, Limited. In 1983, Mr. Okada also founded Universal Distributing of Nevada, Inc., which changed its name to Aruze Gaming America, Inc. in 2005. Aruze Gaming America, Inc. is a manufacturer and distributor of gaming machines and devices in the United States and is expanding its sales business in Asia, Australia and South Africa. Mr. Okada currently serves as director, President, Secretary and Treasurer of Aruze Gaming America, Inc.

On February 18, 2012, the Company’s Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing, among other things, numerous prima facie violations of the U.S. Foreign Corrupt Practices Act by Aruze USA, Inc. (which at the time was a stockholder of the Company), Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of our Board of Directors and was at the time a director of Wynn Macau, Limited.

Based on the Freeh Report, the Company’s Board of Directors determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Wynn Resorts articles of incorporation. The Board was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of the Company and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed Aruze USA, Inc.’s 24,549,222 shares of the Company’s common stock. For additional information on the share redemption, see “Certain Relationships and Related Transactions; Share Redemption.”

On February 19, 2012, the Company filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation alleging breaches of fiduciary duty and related claims. On March 12, 2012, Aruze USA, Inc. and Universal Entertainment Corporation removed the action to the United States District Court for the District of Nevada. On that same date, Aruze USA, Inc. and Universal Entertainment Corporation filed an answer denying the claims and a counterclaim that purports to assert claims against the Company, each of the members of the Company’s board (other than Mr. Okada) and a senior executive of the Company. Among other relief, the counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership and damages in an unspecified amount. On March 29, 2012, the Company filed a motion to remand the action to state court and to request an extension to answer. The motion to remand is pending and the request for extension to answer was granted on March 30, 2012, giving the Company until May 21, 2012 to answer the counterclaim.

Allan Zeman. Dr. Zeman, 63, has served as a Director of the Company since October 2002. He is also Vice Chairman and has served as a member of the Board of Directors of Wynn Macau, Limited, a majority owned subsidiary of the Company, since September 2009. Dr. Zeman founded The Colby International Group in 1975 to source and export fashion apparel to North America. In late 2000, The Colby International Group merged with Li & Fung Limited. Dr. Zeman is the Chairman of Lan Kwai Fong Holdings Limited, a company engaged in property investment and development in Hong Kong since July 1996. He is also the owner of Paradise Properties Group, a property developer in Thailand. Dr. Zeman is also Chairman of Ocean Park, a major theme park in Hong Kong. Dr. Zeman is Vice Patron of Hong Kong Community Chest and serves as a director of the “Star” Ferry Company, Limited. Dr. Zeman also serves as an independent non-executive director of Pacific Century Premium Developments Limited, Sino Land Company Limited and Tsim Sha Tsui Properties Limited, all of which are listed on the Hong Kong Stock Exchange. Dr. Zeman is a member of the Food Business Task Force for Business Facilitation Advisory Committee, the Committee on the Commission on Strategic Development, the West Kowloon Cultural District Authority (“WKCDA”), the Consultation Panel of the WKCDA, WKCDA Development Committee, WKCDA Investment Committee, and WKCDA Performing Arts Committee (of which Dr. Zeman is the Chairman). In 2001, Dr. Zeman joined the Richard Ivey School of Business’ Asian Advisory Board. In 2001, Dr. Zeman was appointed a Justice of the Peace. He was awarded the Gold Bauhinia Star in 2004 and the Grand Bauhinia Medal in 2011.

Mr. Zeman, a Hong Kong citizen and successful Hong Kong entrepreneur, has been a guiding force in the development of our Macau operations and the continued operation and strategic focus of Wynn Macau. His personal business experience in China and extensive knowledge of the Company’s history, development and marketing strategy in Asia contribute to the Board’s oversight of these aspects of the Company’s operations.

Executive Officers and Key Management

The following table sets forth the executive officers and certain key management personnel of the Company and certain of its subsidiaries as of April 30, 2012. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to applicable employment agreements.

Name	Age	Position
Stephen A. Wynn	70	Chairman of the Board and Chief Executive Officer
Linda Chen	45	President, Wynn International Marketing, Ltd. and Director
Marc D. Schorr	64	Chief Operating Officer and Director
John Strzemp	60	Executive Vice President-Chief Administrative Officer
Matt Maddox	36	Chief Financial Officer and Treasurer
Kim Sinatra	51	General Counsel and Secretary
Ian M. Coughlan	53	President, Wynn Macau
Marilyn Spiegel	59	President, Wynn Las Vegas, LLC
Scott Peterson	45	Senior Vice President and Chief Financial Officer, Wynn Las Vegas, LLC
Robert Gansmo	42	Senior Vice President and Chief Financial Officer, Wynn Resorts (Macau), S.A.

Set forth below is certain information regarding the non-director executive officers and certain key management personnel of the Company.

John Strzemp. Mr. Strzemp serves as Executive Vice President and Chief Administrative Officer of the Company. Prior to his promotion in March 2008, Mr. Strzemp served as Executive Vice President and Chief Financial Officer of the Company, positions he held since September 2002. Mr. Strzemp served as the Company’s Treasurer from March 2003 to March 2006.

Matt Maddox. Mr. Maddox serves as the Company’s Chief Financial Officer and Treasurer. Prior to his promotion in March 2008, Mr. Maddox served as the Company’s Senior Vice President of Business Development and Treasurer, positions he held since January 2007 and May 2006, respectively. From September 2005 to December 31, 2006, Mr. Maddox served as the Senior Vice President of Business Development for Wynn Las Vegas, LLC. From March 2003 to September 2005, Mr. Maddox was the Chief Financial Officer of Wynn Resorts (Macau), S.A. From May 2002 through March 2003, Mr. Maddox was the Company’s Treasurer and Vice President—Investor Relations. Mr. Maddox also serves as an officer of several of the Company’s subsidiaries. Prior to joining Wynn Resorts in 2002, Mr. Maddox served as Director of Finance, Executive Director of Finance and Vice President of Finance for Caesars Entertainment, Inc. (formerly Park Place Entertainment, Inc.). Before joining Park Place Entertainment, Mr. Maddox worked as an investment banker for Bank of America Securities in the Mergers and Acquisitions Department.

Kim Sinatra. Ms. Sinatra is the General Counsel and Secretary of the Company, a position she has held since February 2006. She joined the company in January 2004 as Senior Vice President and General Counsel of its development activities. She also serves as an officer of several of the Company’s subsidiaries. From 2000 to 2003 Ms. Sinatra served as Executive Vice President and Chief Legal Officer of Caesars Entertainment, Inc. (formerly Park Place Entertainment, Inc.). She has also served as General Counsel for The Griffin Group, Inc., Merv Griffin’s investment management company, and as a partner in the New York office of the law firm Gibson, Dunn & Crutcher LLP.

Ian Michael Coughlan. Mr. Coughlan has been an Executive Director of Wynn Macau, Limited since September 2009. Mr. Coughlan is also the President of Wynn Resorts (Macau) S.A., a position he has held since July 2007. In this role, he is responsible for the operation of Wynn Macau and Encore at Wynn Macau. Prior to becoming President of Wynn Macau, Mr. Coughlan was Director of Hotel Operations—Worldwide for Wynn Resorts, Limited. Mr. Coughlan has over 30 years of hospitality experience with leading hotels across Asia, Europe and the United States. Before joining Wynn Resorts, Limited, he spent 10 years with The Peninsula Group, including posts as General Manager of The Peninsula Hong Kong from September 2004 to January 2007, and General Manager of The Peninsula Bangkok from September 1999 to August 2004.

Marilyn Spiegel. Mrs. Spiegel is the President of Wynn Las Vegas, LLC, owner and operator of Wynn Las Vegas and Encore Las Vegas where she oversees the day-to-day operations of the properties. She assumed this position in December 2010. From January 2004 to November 2010 Mrs. Spiegel was the General Manager and Regional President of five Caesars Entertainment Las Vegas Properties including most recently Bally’s, Paris and Planet Hollywood. Prior to joining the Company, Spiegel held various executive positions with Caesars Entertainment (formerly Harrah’s), including Senior Vice President and General Manager of Harrah’s Las Vegas and the Rio All Suite Hotel and Casino, Senior Vice President of human resources, Senior Vice President and general manager of Harrah’s Shreveport Hotel & Casino in Louisiana and Vice President of Human Resources for the company’s Southern Nevada operations. Mrs. Spiegel began working for Harrah’s Entertainment, Inc. in 1988. Mrs. Spiegel is a member of the Las Vegas Visitors and Convention Bureau board of directors.

Scott Peterson. Mr. Peterson is the Senior Vice President and Chief Financial Officer of Wynn Las Vegas, LLC, a position he has held since April 2009. In addition to overseeing the finance and accounting areas, Mr. Peterson is responsible for the operations of the cage, credit, collections, gaming and non-gaming revenue audit, purchasing and the warehouse/receiving departments. From June 2005 to April 2009, Mr. Peterson was the Vice President and Chief Financial Officer for Wynn Resorts (Macau), S.A. From September 2002 to June 2005, Mr. Peterson was the Vice President of Finance and Treasurer of Wynn Las Vegas, LLC and from December 2000 to September 2002, Mr. Peterson was Assistant Vice President of Finance of Wynn Resorts Holdings, LLC.

Robert Gansmo. Mr. Gansmo is the Senior Vice President—Chief Financial Officer of Wynn Resorts (Macau) S.A., a position he has held since April 2009. Prior to taking this position, Mr. Gansmo was the Director—Finance of Wynn Resorts (Macau) S.A., a position he assumed in January 2007. Mr. Gansmo is responsible for the management and administration of Wynn Resorts (Macau) S.A.’s finance division. Before joining Wynn Resorts (Macau) S.A., Mr. Gansmo worked at Wynn Resorts, Limited, where he served as the Director of Financial Reporting from November 2002. Prior to joining the Company, Mr. Gansmo practiced as a certified public accountant with firms in Las Vegas, Washington and California, including KPMG Peat Marwick, Arthur Andersen, and Deloitte and Touche.

Corporate Governance

The Board of Directors has adopted Corporate Governance Guidelines that provide a framework for the governance of the Company. The Nominating and Corporate Governance Committee reviews the Guidelines annually and recommends changes as appropriate to the Board of Directors for approval. The Board of Directors has also adopted written charters for its three standing committees (Audit, Compensation, and Nominating and Corporate Governance), as well as a Code of Business Conduct and Ethics, applicable to all directors, officers and employees. The Corporate Governance Guidelines, Board committee charters and codes of ethics are available under the heading “Corporate Governance” on the Company Information page of the Company’s website at http://www.wynnresorts.com.

Meetings of the Board of Directors

The Board of Directors met eight times during 2011. During 2011, none of the members of the Board of Directors attended fewer than 75% of the total number of meetings of the Board of Directors and meetings of the committees on which they served. In addition, the independent directors met in executive session, without management present, at each regular meeting of the Board of Directors. Governor Miller acts as the presiding director and communicates necessary matters from the executive sessions to management.

Committees

The Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each of these committees consists entirely of directors whom the Board of Directors has determined to be independent under the NASDAQ listing standards for audit committee members. The current membership and functions of each of the Board of Directors’ committees are listed below.

Director	Audit	Compensation	Nominating and Corporate Governance Committee
Russell Goldsmith	X	X
Dr. Ray R. Irani		Chair	X
Robert J. Miller			Chair
John A. Moran		X	X
Alvin V. Shoemaker	X	X
D. Boone Wayson	Chair	X
Allan Zeman	X		X
Number of meetings during 2011	Eleven	Five	Four

In addition, Governor Miller serves as Chairman of the Company’s Gaming Compliance Committee and as the Company’s Compliance Director. The Gaming Compliance Committee is a committee comprised of Messrs. Miller, Schorr and Strzemp, and its purpose is to assist the Company in maintaining the highest level of regulatory compliance.

The Audit Committee

The Board of Directors, after review of each individual’s employment experience and other relevant factors, has determined that Messrs. Wayson, Goldsmith, Shoemaker and Zeman are qualified as audit committee financial experts within the meaning of SEC regulations.

At each of its regular meetings, the Audit Committee meets with the Company’s independent auditors, internal audit staff, management and legal counsel to discuss accounting principles, financial and accounting controls, the scope of the annual audit, internal controls, regulatory compliance and other matters. In addition to responsibilities discussed elsewhere in this Annual Report on Form 10-K/A, the functions of the Audit Committee also include the following:

•	appointing, approving the compensation of, and oversight of the independent auditors;

•	reviewing and discussing with the independent auditors and management the Company’s earnings releases and quarterly and annual reports as filed with the SEC;

•	reviewing the scope and results of the Company’s internal auditing procedures and practices;

•	overseeing the Company’s compliance program with respect to legal and regulatory compliance, and the Company’s policies and procedures for monitoring compliance; and

•	meeting periodically with management to review the Company’s major risk exposures and the steps management has taken to monitor and control such exposures.

The independent auditors have complete access to the Audit Committee without management present to discuss the results of their audits and their opinions on the adequacy of internal controls, quality of financial reporting and other accounting and auditing matters.

The Compensation Committee

The Compensation Committee’s responsibilities in setting compensation of the Company’s executives and directors include:

•	reviewing the goals and objectives of the Company’s executive compensation plans;

•

reviewing the Company’s executive compensation plans in light of the Company’s goals and objectives with respect to such plans and, as appropriate, recommending that the Board adopt new plans or amend the existing plans;

•

annually evaluating the performance of the Chief Executive Officer of the Company, overseeing the evaluation of performance of the other officers of the Company and its operating subsidiaries, and setting compensation for the Chief Executive Officer, other named executive officers, and other members of our most senior management;

•	reviewing and approving equity awards and supervising administrative functions pursuant to the Company’s equity plans;

•

reviewing and approving any employment agreement or any severance or termination agreement, between the Company (or any of its subsidiaries) and any officer, as well as any other employment agreement between the Company and any individual in which annual base salary exceeds $500,000, regardless of position involved; and

•	reviewing and recommending to the full Board the type and amount of compensation for Board and Committee service by non-management members of the Board.

In early 2010, the Committee completed a review of the Company’s compensation policies and practices and determined, under the guidelines recently issued by the SEC, that such policies and practices are not reasonably likely to have a material adverse effect on the Company. Upon promulgation of final rules by the SEC, the Committee will adopt clawback provisions that comply with all applicable requirements.

The Nominating and Corporate Governance Committee

The functions of the Nominating and Corporate Governance Committee include the following:

•

identifying, screening and recommending candidates qualified to serve as directors of the Company taking into account the Company’s current and planned business and the existing membership of the Board;

•	establishing procedures for evaluating the suitability of potential director nominees proposed by management or the stockholders;

•	recommending to the Board of Directors members to serve on committees of the Board of Directors;

•	reviewing and making recommendations regarding the composition of the Board of Directors;

•	developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company and overseeing corporate governance matters generally; and

•	overseeing the annual evaluation of the Board of Directors.

Nominating Process. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee will take into consideration the Board’s current size and composition, needs of the Board of Directors, including the skills and experience of existing directors, and the qualifications of the candidate. To have a candidate considered by the Nominating and Corporate Governance Committee, a stockholder must submit the recommendation in writing and must include the following information:

•	The name of the stockholder and evidence of the person’s ownership of Company stock, including the number of shares owned and the length of time of ownership; and

•

The name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of the Company, and the person’s consent to be named as a director if selected by the Nominating and Corporate Governance Committee and nominated by the Board of Directors.

The stockholder recommendation and information described above must be sent to the Corporate Secretary at 3131 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and must be received by the Corporate Secretary not less than 120 days prior to the anniversary date of the Company’s most recent annual meeting of stockholders.

The Nominating and Corporate Governance Committee seeks to have the Board of Directors represent a diversity of backgrounds and experience and assesses potential nominees in light of the Board’s current size and composition. The Nominating and Corporate Governance Committee believes that the minimum qualifications for serving as a director of the Company are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board of Directors’ oversight of the business and affairs of the Company and have a reputation for honest and ethical conduct in both his or her professional and personal activities. The Committee may from time to time develop and recommend additional criteria for identifying and evaluating director candidates. In addition, the Nominating and Corporate Governance Committee examines a candidate’s other commitments, potential conflicts of interest and independence from management and the Company.

The Nominating and Corporate Governance Committee implements its policy with regards to considering diversity by annually reviewing with the Board the Board’s composition as a whole and recommending, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, depth and diversity of experience, and skills and expertise required for the Board as a whole. The Committee assesses the effectiveness of this policy by periodically reviewing the Board membership criteria with the Board. This assessment enables the Board to update the skills and experience it seeks in the Board as a whole, and in individual directors, as the Company’s needs evolve and change over time.

The Nominating and Corporate Governance Committee identifies potential nominees by asking current directors and executive officers to notify the Committee if they become aware of persons meeting the criteria described above who might be available to serve on the Board of Directors. As described above, the Committee will also consider candidates recommended by stockholders.

If the Nominating and Corporate Governance Committee determines to pursue consideration of a person who has been identified as a potential candidate, the Committee may take any or all of the following steps: collect and review publicly available information regarding the person, contact the person and request information from the candidate, conduct one or more interviews with the candidate, and contact one or more references provided by the candidate or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The Committee’s evaluation process takes into account the person’s accomplishments and qualifications, including in comparison to any other candidates that the Committee might be considering, and does not vary based on whether or not a candidate is recommended by a stockholder.

Board Leadership

Mr. Wynn, the Company’s founder, serves as the Chairman and Chief Executive Officer of the Company. The Board of Directors has determined that the combination of these roles held singularly by Mr. Wynn is in the best interest of all stockholders. The Board believes that the issue of whether to combine or separate the offices of Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the Company for the Board to make a determination whether to combine or separate the roles based upon the circumstances. The Board has given careful consideration to separating the roles of Chairman and Chief Executive Officer and has determined that the Company and its stockholders are best served by the current structure. Mr. Wynn’s combined role promotes unified leadership and direction for the Board and executive management and allows for a single, clear focus for the Company’s operational and strategic efforts.

The combined role of Mr. Wynn as both Chairman and Chief Executive Officer is balanced by the Company’s governance structure and policies and controls. Seven of the twelve members of our Board of Directors satisfy the most stringent requirements of independence promulgated by NASDAQ for audit committee members, and the Audit, Compensation, and Nominating and Corporate Governance Committees are composed entirely of independent members of the Board. This structure encourages independent and effective oversight of the Company’s operations and prudent management of risk. In addition, the Company is subject to stringent regulatory requirements and oversight, combining these internal controls with third party monitoring of the Company’s operations.

The independent members of the Company’s Board of Directors meet separately in executive session at each regular meeting of the Board and also meet separately in executive session with each of the Company’s auditors, Vice President of Internal Audit and General Counsel. The independent members of the Board have designated a presiding director for such sessions who is responsible for communicating to the Chief Executive Officer and senior management all concerns that arise during executive session. Governor Miller currently serves as the Presiding Director.

In addition, all Committee agendas and all agendas for meetings of the Board of Directors are provided in advance to all independent members of the Board. The members are encouraged to review the proposed agenda items and to add additional items of concern or interest. Members of the Board of Directors also have unimpeded access to Company management.

Mr. Wynn’s compensation is established and reviewed by the Compensation Committee, all of whose members are independent. During 2011, the Compensation Committee engaged the services of an independent third party compensation consultant, Pay Governance, in its evaluation of the level of compensation and benefits of employment provided to Mr. Wynn.

For the reasons stated above and as a result of the structure, policies and procedures outlined above, and in light of the historical success of Mr. Wynn’s leadership, the Board has concluded that the current Board leadership structure is in the best interest of the Company and its stockholders.

Risk Oversight

The Board of Directors has an active role in overseeing the Company’s areas of risk. While the full Board has overall responsibility for risk oversight, the Board has assigned certain areas of risk primarily to designated Committees, which report back to the full Board. The Board regularly reviews information regarding the Company’s risks relating to political, regulatory, construction, operations, succession planning, catastrophic events and general financial conditions. The Audit Committee is primarily responsible for the oversight of credit, related party, construction and general financial risks. The Compliance Committee primarily oversees risks relating to regulatory, security and political compliance. As discussed above, the Compensation Committee is primarily responsible for monitoring risks relating to the Company’s compensation policies and practices to determine whether they create risks that may have a material adverse effect on the Company.

The Board, in consultation with management and the Company’s outside auditors, has identified specific areas of risk including: regulatory compliance, legislative and political conditions, capital availability, liquidity and general financial conditions, gaming credit extension and collection, construction, catastrophic events and succession planning. The Board (as a whole and through Committees) and management have agreed upon a processes for management to identify, manage and mitigate these risks.

Throughout the year, the Board and the relevant Committees receive reports from management that include information regarding major risks and exposures facing the Company and the steps management has taken to monitor and control such risks and exposures. In addition, throughout the year, the Board and the relevant Committees dedicate a portion of their meetings to review and discuss specific risk topics in greater detail.

Stock Ownership Guidelines

In 2011, the Board adopted Stock Ownership Guidelines applicable to members of the Board of Directors and senior corporate officers. The Guidelines require that members of the Board achieve ownership of an amount of common stock of the Company for which the fair market value equals or exceed three times such director’s annual cash retainer. For the Company’s Chief Executive Officer, the fair market value of common stock owned should equal or exceed five times base salary and for the Chief Operating Officer, Chief Financial Officer and any Executive Vice President, three times base salary.

Ownership requirements should be met for executives within three years of appointment to office and for directors within five years of election to the Board, with vested options and all restricted stock grants counted toward satisfaction of ownership guidelines. Any failure to meet guidelines will be referred to the Nominating and Corporate Governance Committee for consideration.

Currently, all members of the Board and executives satisfy the guidelines.

Hedging Policy

Our directors, executive officers and employees are prohibited from hedging their ownership of our stock, including purchasing Company stock on margin, selling Company stock short, buying or selling puts or calls or other derivative instruments related to Company stock.

Stockholder Communications with Directors

The Board of Directors has established a process to receive communications from stockholders. This process is described under “Corporate Governance” on the Company Information page of the Company’s website at http://www.wynnresorts.com. Stockholders may contact any member or all members of the Board of Directors, any committee of the Board of Directors or the chair of any committee by mail. Correspondence should be addressed to the appropriate individual by either name or title. All such correspondence should be sent “c/o Corporate Secretary” at 3131 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

All communications received as set forth in the preceding paragraph will be opened by the office of our General Counsel for the purpose of assessing the nature of the communications. With the exception of advertising, promotions of a product or service, and patently offensive material, communications will be forwarded promptly to the addressee. In the case of communications addressed to more than one director, the General Counsel’s office will make sufficient copies of the contents to send to each addressee.

Stockholder Meetings

It is Company policy that each of our directors is invited and encouraged to attend the annual meeting. All of our directors attended the 2011 Annual Meeting.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are appointed by the Board of Directors each year. The members of the Compensation Committee serving in 2011 were Messrs. Goldsmith, Irani, Moran, Shoemaker and Wayson. No member of the Compensation Committee is, or was formerly, one of our officers or employees. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Business Conduct and Ethics

As stated above, as part of the Company’s commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors. The most recent update, dated November 1, 2011, included clarifications and revisions in presentation and is available on our website. In the event we determine to amend or waive certain provisions of this code of ethics, we will disclose such amendments or waivers under the heading “Corporate Governance” on the Company information page of our website at http://www.wynnresorts.com or as otherwise required by the NASDAQ listing standards. During 2011, all of our directors, except Mr. Okada, acknowledged in writing their compliance with the Company’s Code of Business Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are also required to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all its executive officers, directors and greater than 10% beneficial owners complied with all the filing requirements applicable to them with respect to transactions during 2011, except that one report covering two stock option exercises by Ms. Chen was filed after the deadline.

Item 11.	Executive Compensation

2011 DIRECTOR COMPENSATION

The table below summarizes the total compensation awarded to, earned by or paid to each of the non-employee directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(3)	All Other Compensation ($)(4)	Total ($)
Russell Goldsmith	$121,500	$173,912	$16,250	$311,662
Dr. Ray R. Irani	$118,500	$173,912	$32,500	$324,912
Robert J. Miller(2)	$172,000	$173,912	$32,500	$378,412
John A. Moran	$106,500	$173,912	$32,500	$312,912
Kazuo Okada	$72,000	$—	$—	$72,000
Alvin V. Shoemaker	$123,000	$173,912	$32,500	$329,412
D. Boone Wayson	$136,500	$173,912	$32,500	$342,912
Elaine P. Wynn	$70,500	$—	$—	$70,500
Allan Zeman	$121,500	$173,912	$32,500	$327,912

(1)	The amounts set forth in this column reflect the aggregate grant date fair value of 3,600 stock option awards granted to each non-employee director, other than Mr. Okada and Elaine P. Wynn, on May 16, 2011, computed in accordance with accounting standards for stock-based compensation. See Note 14 to our Consolidated Financial Statements in the Original Filing for assumptions used in computing fair value.
(2)	Governor Miller, as a member of the Board of Directors, receives a $50,000 annual retainer for his service as the Chairman of the Company’s Gaming Compliance Committee and a $20,000 annual retainer for his service as the Company’s Compliance Director.
(3)	The aggregate number of outstanding option awards for each director at December 31, 2011 is as follows: Mr. Goldsmith 27,600, Dr. Irani and Governor Miller 28,600 each, Messrs. Moran, Shoemaker and Wayson 48,600 each and Mr. Zeman 38,600. The aggregate number of outstanding stock awards for each director at December 31, 2011 is as follows: Mr. Goldsmith 2,500, and Messrs. Irani, Moran, Shoemaker, Wayson and Zeman 5,000 each. Mr. Okada and Elaine P. Wynn, who each are greater than five percent beneficial owners of the Company’s common stock, have not previously been granted equity awards for their service as directors.
(4)	“All Other Compensation” consists of cash dividends accrued on nonvested stock, which is paid if and when the stock vests. Dividends that are accrued on nonvested stock are reported as compensation because the value of dividends was not previously reflected in the accounting expense for these awards when they were granted, as the Company did not regularly pay dividends at that time.

Directors who are not employees of the Company currently receive a monthly fee of $5,000 for services as a director. Directors who serve on the Compensation Committee or the Nominating/Governance Committee receive an additional monthly fee of $1,000 per committee ($2,000 for committee chairmen). Directors who serve on the Audit Committee receive an additional monthly fee of $1,250 ($2,500 for the Chairman). Each non-employee director also receives a $1,500 meeting fee for each board or committee meeting he or she attends. Directors are also awarded annual equity participation in the form of stock options or restricted stock determined annually at the May meeting of the Board of Directors, which for 2011 consisted of a grant of 3,600 stock options. All directors are provided complimentary room, food and beverage privileges at our resorts and are reimbursed for any other out of pocket expenses related to attendance at meetings. Directors from time to time may receive other benefits, although the aggregate incremental cost of any such benefits and perquisites did not exceed $10,000 for any director in 2011. The Company does not provide non-equity incentive plan awards or deferred compensation or retirement plans for non-employee directors.

COMPENSATION DISCUSSION AND ANALYSIS

This section explains the Company’s executive compensation program as it relates to the following “named executive officers” whose compensation information is presented in the tables following this discussion in accordance with SEC rules:

Stephen A. Wynn	Chairman and Chief Executive Officer
Matt Maddox	Chief Financial Officer and Treasurer
Marc D. Schorr	Chief Operating Officer
Linda Chen	President of Wynn International Marketing
Kim Sinatra	General Counsel and Secretary

The Compensation Committee of the Board of Directors, or the Committee, has responsibility for establishing, developing and administering our executive compensation program.

Executive Summary

Wynn Resorts completed another year of outstanding performance in 2011, posting record net revenues, operating income, net income, earnings per share and EBITDA. Wynn Resorts set a Company record in 2011 with $1.6 billion in Adjusted Property EBITDA, up 40.7% from 2010. The Company did not achieve this Adjusted Property EBITDA growth through risky balance sheet expansion. Instead, we achieved these Adjusted Property EBITDA results during a period when we also reduced our debt from $4.3 billion in 2008 to $3.2 billion in 2011.

	2011	2010	Increase
Net Revenues ($ millions)	$5,269.8	$4,184.7	25.9%
Operating Income ($ millions)	$1,008.2	$625.3	61.3%
Net Income ($ millions)	$825.1	$316.6	160.6%
Diluted EPS	$4.88	$1.29	278.3%
Adjusted Property EBITDA ($ millions)	$1,635.3	$1,163.0	40.6%

The operating and balance sheet management success has contributed to significant returns for Wynn Resorts’ stockholders. Our total stockholder return was 12.3% for this past year, 49.2% over the past 5 years and 1,048% since our inception in 2002. Thus, $100 invested in Wynn Resorts at its inception would be worth $1,148 at the end of 2011. This performance for stockholders is unmatched in the gaming and resort industry and far exceeds the results of the S&P 500 during this period.

The following graph illustrates the compound average annual growth rate of share price growth adjusted for dividends and splits for Wynn Resorts, Las Vegas Sands, MGM Resorts International, a Gaming industry index (Las Vegas Sands, MGM, Crown, Penn National, Melco Crown, and Boyd, weighted by current market capitalization) and the S&P 500. The Compounded Annual Growth Rate (CAGR) for Las Vegas Sands (12/16/2004), Melco Crown (12/19/2006), and Crown Limited (3/25/2008) were measured from the date of their initial public offerings and the CAGR for all others was measured from the October 25, 2002, initial public offering of Wynn Resorts.

(1)	Source: Standard & Poor’s Capital IQ.

At the formation of our Company, we set out to develop and operate the premier casino resort in each jurisdiction in which we operate, and to develop and expand the “Wynn” brand while delivering successful operating and financial performance. Today the Wynn brand has become synonymous with luxury in the gaming industry. Our Las Vegas resort and our Macau resort both have received the coveted Forbes five-star distinction.

The Committee believes that our compensation program has been instrumental in supporting achievement of our branding success and our strong financial and stockholder value performance. The program emphasizes pay for performance and total compensation. It is designed to help recruit, retain and motivate a highly talented team of executives with the requisite set of skills and experience to successfully lead the Company in creating value for our stockholders.

The compensation of the Company’s named executive officers consists primarily of base salary, annual cash incentives, and periodic grants of equity in the form of stock options and restricted stock. As a result, the vast majority of their total compensation is tied to the Company’s financial and share price performance. Historically, Mr. Wynn has not received equity incentives, relying on his significant equity ownership as a founding stockholder to realize increases in value created for the Company’s stockholders. For the past three years, Mr. Wynn received 64% of his total compensation in the form of annual cash incentives. The other named executive officers as a group received 73% of their total compensation in the form of annual and long-term incentives that are tied to the Company’s operating results and stock price.

In consideration of our outstanding performance, the Committee made the following compensation changes for NEOs in 2011:

•	Increased the base salary for Mr. Wynn.

•	Based on Company EBITDA that far exceeded our goals, awarded NEOs annual incentive awards at maximum levels for 2011 performance.

•	Determined no additional equity awards were necessary during 2011 (none were made in 2010 either), in light of the significant grants awarded to the Company’s most senior executive officers in 2009.

•	Established a $10 million cash retention award to Ms. Chen, payable in ten years, in recognition of her contribution and continued importance to our Macau resort.

•	Mr. Wynn received a $2 million discretionary bonus from the Wynn Macau Limited Board of Directors for his contribution to the extraordinary performance of Wynn Macau for 2011.

Philosophy and Objectives

The Committee believes that stockholder interests are best advanced by attracting and retaining a high-performing management team. To promote this objective, the Committee was guided by the following underlying principles in developing our executive compensation program:

•	Top talent—The program should be designed to gain a long-term commitment from the proven, successful executives that lead our success.

•

Focus on total compensation—Compensation opportunities should be considered in the context of total compensation relative to the pay practices of major gaming companies and other competitors for key talent.

•	Pay-for-performance—A high proportion of total compensation should be at risk and tied to achievement of annual operating goals and increases in stockholder value.

•	Long-term performance orientation—The mix of incentives provided should motivate long-term sustainable growth in the value of the brand and the enterprise.

•	Stockholder alignment—Long-term incentives should be provided periodically in Company equity to encourage executives to plan and act with the perspective of stockholders.

Our compensation program is simple in design and provides only a limited number of perquisites and executive benefits. We do not provide supplemental retirement benefits to our executives. The Committee regularly evaluates the Company’s compensation arrangements to assess whether they are appropriately structured to support these objectives and are effective in enabling the Company to attract and retain superior employees in key positions.

Program Overview

Element	Role and Purpose

Base salary	Provide competitive foundation for total compensation Recognize executive’s demonstrated sustained performance, capabilities, job scope and experience

Annual incentives

Motivate and reward achievement of annual EBITDA targets, which drive the valuation of our stock

Enforce accountability for individual performance through discretionary reductions in awards as deemed appropriate

Discretionary bonus	Make periodic awards for superior contributions to the enterprise as determined in the discretion of the Committee

Long-term incentives (Stock options, restricted stock)	Align executives with stockholders Make periodic grants with long-term vesting to encourage a long-term value perspective and executive retention

Deferred compensation	Permit executives to participate in the Company’s 401(k) plan to facilitate retirement savings

Security benefits	Consistent with the Board’s requirement that Mr. Wynn travel privately for security reasons, provide him with access to Company aircraft for both personal and business travel, as well as a car and a driver (and security when necessary)

Foreign living expenses	Consistent with competitive practice in Macau, provide Ms. Chen with a car and driver, certain housing and living expenses and assistance with tax preparation

Executive benefits	Promote executive health through supplemental health benefits Provide for executives’ families in the event of death through supplemental life insurance policies

Executive perquisites	Offer industry-competitive discounts and complimentary privileges with respect to the Company’s resorts and aircraft as described below

Role of Executive Officers in Setting Compensation

The Committee sets all elements of compensation for the Chief Executive Officer and Chief Operating Officer based upon consideration of their respective contributions to the development and operating performance of the Company. Annually, the Committee reviews compensation data of those with whom we compete for talent. The Committee considers the recommendations of the Chief Executive Officer and Chief Operating Officer in establishing compensation for all other named executive officers. The Chief Executive Officer and Chief Operating Officer perform annual reviews of all of our senior management and make recommendations to the Committee. The Committee reviews the recommendations and makes final decisions regarding compensation for all of our most senior management.

Compensation Consultant

The Compensation Committee has the authority to retain compensation consulting firms exclusively to assist it in the evaluation of executive officer and employee compensation and benefit programs. During 2011, the Committee retained Pay Governance LLC, a nationally-recognized independent compensation consulting firm, to assist in performing its duties. In 2011, Pay Governance assisted with a review of certain benefits accorded to our CEO and advised the Committee with respect to compensation trends and best practices, competitive pay levels, equity grant practices and competitive levels, and proxy disclosure. While our advisor regularly consults with management in performing work requested by the Committee, Pay Governance did not perform any separate additional services for management.

Setting Executive Compensation

In determining base salary, target annual incentives and guidelines for equity awards, the Committee uses the named executive officers’ current level of compensation as the starting point. Our compensation decisions consider the scope and complexity of the functions executives oversee, the contribution of those functions to our overall performance, their experience and capabilities, and individual performance, taking into consideration the compensation practices of our peers in order to obtain a general understanding of competitive compensation practices. In addition, wealth accumulation is considered when making equity grants to increase the alignment between the interest of our senior executives and those of our stockholders.

The Compensation Committee reviews total compensation annually, along with the value from past equity awards, to assess the need for change to current compensation. While cash bonuses and annual cash incentive compensation awards are considered annually on the basis of Company and individual performance, reviews of base salary and equity incentives are conducted only on a periodic basis or in recognition of notable contributions to value creation for Company stockholders. The Committee retains the discretion to adjust actual bonus amounts paid based on a variety of factors, including corporate, property level and individual performance, as well as general macroeconomic conditions.

The Committee believes that the companies in its Peer Group are those companies with which the Company competes for talent and stockholder investment. Please refer to the discussion below under “Peer Group” for a more detailed discussion of our use of Peer Group data.

2011 Advisory Resolution Approving Our Executive Compensation

At the May 17, 2011, Annual Meeting of Stockholders, our advisory resolution on executive compensation was approved by the stockholders. Although this approval was non-binding, the Board of Directors and the Compensation Committee considered the voting results in evaluating our executive compensation program for the current year. The Board of Directors and the Compensation Committee also consider the other factors discussed in this Compensation Discussion and Analysis. Following such consideration, the Board of Directors determined not to make any changes to our compensation program based on the advisory resolution voting result. In addition, at that same meeting, approximately 71% of the votes cast regarding the frequency proposal voted in favor of holding future advisory votes on executive compensation every three years. The Board has determined to follow this decision by stockholders. Accordingly, the next advisory resolution on executive compensation will be voted on by stockholders at the 2014 Annual Meeting of Stockholders.

Elements of Executive Compensation

We do not use a specific formula or weighting for allocating among the elements of our total compensation program including base salary, cash bonus awards, and long term compensation. Instead we offer what the Compensation Committee views to be effective for attracting and retaining key leaders while motivating management to maximize long term value of our Company for our stockholders.

Base Salary. Base salaries are established by employment contracts and reviewed and adjusted periodically if deemed necessary due to competitive reasons or to reflect sustained performance, capabilities, experience and changes in responsibility or other extraordinary circumstances. Companies in the gaming business typically have total compensation packages that may be higher than many of their non-gaming counterparts due to certain regulatory and other extraordinary demands. The Company’s rapid expansion in the last six years and our operations in widely separated geographic locations has required that named executive officers provide extraordinary levels of financial, development and operating expertise. These efforts have resulted in industry-leading product and impressive financial performance, including returns to stockholders exceeding industry averages. Thus, in fulfilling the Company’s goal of attracting and retaining high-quality and experienced executives, the Company has paid base salary levels for its named executive officers that may exceed the peer group median. Prior to an increase in 2011, Mr. Wynn’s base salary had not been increased since 2008, other than restoring a 15% reduction that was applied to certain corporate executives in 2009 and 2010. Base salary increases for 2011 are indicated in the following table:

Executive	2011 Salary	2010 Salary	Increase
Stephen A. Wynn	$4,000,000	$3,250,000	23.1%
Matt Maddox	$1,000,000	$1,000,000	0%
Marc D. Schorr	$2,000,000	$2,000,000	0%
Linda Chen	$1,500,000	$1,500,000	0%
Kim Sinatra	$650,000	$650,000	0%

Annual Incentives. Our named executive officers participate in the Wynn Resorts, Limited Annual Performance-Based Incentive Plan for Executive Officers (the “Incentive Plan”). Within 90 days after the commencement of the year, the Compensation Committee identifies the executive officers who will participate in the Incentive Plan for that year and establishes the annual performance criteria. The Incentive Plan provides that the maximum annual incentive is 250% of base salary for Mr. Wynn and 200% of base salary for the other named executive officer participants.

For 2011, the Committee selected adjusted property EBITDA on a consolidated basis as the appropriate criterion and, in the course of such determination, concluded that the achievement of the performance criterion was substantially uncertain. Adjusted property EBITDA is a non-GAAP measure calculated at the segment level and reported in the footnotes to our audited consolidated financial statements. This criterion is a reflection on the operating performance of the Company’s assets and directly influences return to stockholders. In addition, management and stockholders use adjusted property EBITDA to value the Company and its assets. Given the challenging economic environment an adjusted property EBITDA target of $1 billion on a consolidated basis was established for maximum Plan funding. Actual performance of $1.6 billion significantly exceeded the target and all participants were awarded the maximum incentive allowed under the Incentive Plan. While the Compensation Committee has the discretion to reduce individual awards from this maximum level based on other Company and individual performance and any other considerations it may deem appropriate, it did not exercise that discretion with respect to 2011 owing to the outstanding Company EBITDA results.

In addition, the Compensation Committee approved a $2 million discretionary bonus to Mr. Wynn outside the Incentive Plan awarded by the Wynn Macau Limited Board of Directors for his contribution to the extraordinary performance of Wynn Macau for 2011.

Long-term Incentives. The Company makes only periodic (not annual) equity grants to executives, with the last grant in 2009. The Committee uses grants under the 2002 Stock Plan to attract qualified individuals to work for the Company and align executives with the perspective of stockholders, and makes additional grants periodically to existing officers to reward extraordinary performance and encourage retention with the Company. Periodic grants to named executive officers are typically made with long term vesting dates to assure retention of talent deemed important to the Company’s continued prosperity. From time to time, the Company also has granted long-term cash retention awards to reward extraordinary performance and encourage retention. The underlying philosophy behind this approach is to retain senior management for the long term, building a talent base to drive sustained Company performance and growth. As in 2010, the Compensation Committee determined not to make any grants during 2011 to the named executive officers in light of significant grants awarded to the Company’s most senior officers in 2009.

Mr. Wynn, the founder, Chairman and Chief Executive Officer of the Company who owns 10% of the Company’s outstanding stock, has not participated in the Company’s equity incentive plans. This differs from the chief executive officer compensation at most of the companies included in the Peer Group.

In July 2011, Ms. Chen was granted a $10 million cash retention award which vests in full on July 27, 2021, subject to certain provisions. This retention award was awarded to Ms. Chen for her current and expected future contributions to the success of the Company and to provide an incentive to her to remain an employee of the Company. If Ms. Chen’s employment is terminated without “Cause” (as such term is defined in the Agreement) prior to the vesting date by the Company or one of its affiliates (including without limitation, termination due to death or disability), a pro-rated portion of the award equal to the number of full calendar months elapsed between the grant date and the date of such termination of employment divided by 120 shall vest and become payable within 30 days following such termination of employment. If Ms. Chen’s employment is terminated for any other reason (including termination for Cause or Ms. Chen’s voluntary resignation) prior to the vesting date, the award is forfeited in full and no compensation is paid under the award.

Peer Group

The Committee believes that it is appropriate to offer competitive cash and equity compensation packages to executive officers in order to attract and retain top executive talent. The compensation peer group allows the Committee to monitor the compensation practices of our primary competitors for executive talent, although the Committee also takes into account the gaming industry’s extensive regulatory requirements and other demands. However, the Committee does not utilize this information to target any specific pay percentile for the Company’s executive officers. Instead, the Committee uses this information as a general overview of market practices and to ensure that it makes informed decisions on executive pay packages in the interest of attracting and retaining highly-qualified executive talent.

To help evaluate overall 2011 compensation, the Committee reviewed the Peer Group established in 2010 to confirm it remained appropriate in light of the growth in Company market capitalization and revenues and the competitive market for key executive talent.

Wynn Resorts 2011 Executive Compensation Peer Group

Gaming & Resorts	Travel, Hospitality & Resorts	Lifestyle Products
Las Vegas Sands Corp.	Carnival plc	Estee Lauder Companies
MGM Resorts International	Hyatt Hotels Corporation	Ralph Lauren Corporation
	Marriott International	Starbucks Corporation
	priceline.com	Tiffany & Co.
Starwood Hotels & Resorts

The 11 companies in the peer group(1) generally had 2011 revenue, market capitalization and total enterprise value (as of December 31, 2011) in a relevant range around those of the Company as set forth below (amounts in millions).

Market Value	Enterprise Value	Revenue	Company	Business Segment
$34,296	$33,276	$12,186	Starbucks Corporation	Lifestyle Products
30,231	36,361	9,411	Las Vegas Sands Corp.	Gaming & Resorts
25,671	28,665	7,160	Carnival plc	Cruise & Resorts
23,284	23,149	4,356	priceline.com	Travel
21,630	21,844	9,443	Estee Lauder Companies	Lifestyle Products
13,820	15,775	5,270	Wynn Resorts Ltd.	Gaming & Resorts
12,721	12,171	6,664	Ralph Lauren Corporation	Lifestyle Products
9,776	11,845	12,317	Marriott International	Hotels & Resorts
9,370	11,645	5,624	Starwood Hotels & Resorts	Hotels & Resorts
8,412	8,682	3,643	Tiffany & Co.	Lifestyle Products
6,217	6,908	3,698	Hyatt Hotels Corporation	Hotels & Resorts
5,099	16,705	7,849	MGM Resorts International	Gaming & Resorts
51%	48%	27%	Wynn Resorts Percentile Rank

(1)	Peer data source: Standard & Poor’s Capital IQ as of the most recently available date.

Tax and Accounting Implications

Internal Revenue Code Section 162(m) prevents publicly traded companies from receiving a tax deduction on certain compensation paid to the chief executive officer and three other highest-paid executive officers (other than the chief financial officer) in excess of $1,000,000 in any taxable year, unless the compensation qualifies as “performance-based.” The Company’s policy with respect to qualifying compensation paid to its executive officers for tax deductibility purposes is that executive compensation plans will be designed and implemented to maximize tax deductibility when consistent with the overall objectives of the compensation program. However, the Compensation Committee may elect to provide non-deductible compensation when it determines that to be advisable to achieve its compensation objectives of attracting or retaining key executives, or where achieving maximum tax deductibility would be considered disadvantageous to the best interests of the Company. Salaries over $1,000,000, perquisites, restricted stock grants and discretionary bonuses do not qualify as performance-based compensation under Section 162(m).

Employment Agreements

The Company typically enters into employment agreements with its executives to advance its objectives of providing for a long-term commitment by and relationship with talented and experienced executives. Consistent with the extended vesting terms in equity awards, the terms and conditions of these agreements are described in the chart following the 2011 Summary Compensation table.

The employment agreements for the named executive officers specify their base salary, provide for a discretionary bonus opportunity and provide that if the executive’s employment terminates for death, disability, good reason or without cause, (including after a change in control) the executive will receive a multiple (ranging from one to, in the case of Mr. Wynn, three times) of the sum of the executive’s salary and imputed bonus that would be payable during the remaining term of the contract, but not less than one year, except that Mr. Wynn’s and Ms. Chen’s payments are limited to 4 years’ salary and bonus in certain circumstances. The employment agreements and the terms of equity awards also provide that vesting of some or all of an executive’s equity awards will accelerate upon such event. If termination occurs after a change in control, the employment agreements also provide for a tax gross-up. The Committee has determined that these arrangements are appropriate compensation to its senior management and are necessary to retain talent in a highly competitive industry. Additional information regarding payments under these provisions is provided under the heading “Potential Payments Made Upon Termination or a Change of Control.”

Executive Benefits

In addition to base salary, annual incentive compensation and long term equity incentives, the Company also provides certain of its named executive officers with executive benefits. The primary executive benefits include certain health insurance coverage, life insurance premiums, discounts and complimentary privileges with respect to the Company’s resorts which are described in the footnotes to the “2011 Summary Compensation Table.” In addition, Messrs. Wynn and Schorr have access to the Company’s aircraft pursuant to time sharing agreements described in “Certain Relationships and Related Transactions—Aircraft Arrangements.” For security purposes, the Board of Directors requires Mr. Wynn to travel on Company aircraft for both personal and business travel, and the Company provides cars and a driver (and security when necessary) for his personal use. Consistent with competitive practice in Macau, Ms. Chen receives a car and driver, certain housing and living expenses and assistance with tax preparation.

CEO Compensation

Mr. Wynn is employed by the Company pursuant to an employment agreement dated October 4, 2002, which was last amended on February 24, 2011 solely to reflect the change in his salary and has a term expiring in 2020. Mr. Wynn, a holder of approximately 10.0% of our common stock, has not received any equity awards as part of his compensation as Chief Executive Officer of the Company. Effective February 24, 2011, Mr. Wynn

receives a base salary of $4,000,000 per year, and participates in the Incentive Plan. Mr. Wynn is provided with Company paid life insurance and disability policies. He also receives certain executive benefits described above.

REPORT OF THE COMPENSATION COMMITTEE

We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2011.

Compensation Committee

    Dr. Ray R. Irani, Chairman

    Russell Goldsmith

    John A. Moran

    Alvin V. Shoemaker

    D. Boone Wayson

2011 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation awarded to, earned by or paid to each of the named executive officers for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Stephen A. Wynn	2011	$3,878,846	$2,000,000	$—	$9,062,500	$1,533,361	$16,474,707
Chairman and	2010	$2,950,000	$3,218,750	$—	$6,906,250	$1,540,779	$14,615,779
Chief Executive Officer	2009	$2,953,125	$4,062,500	$—	$—	$1,370,206	$8,385,831

Matt Maddox	2011	$1,000,000	$—	$—	$2,000,000	$390,756	$3,390,756
Chief Financial Officer	2010	$1,038,423	$—	$—	$2,000,000	$510,866	$3,549,289
and Treasurer	2009	$779,988	$5,650,000	$8,348,244	$—	$248,067	$15,026,299

Marc D. Schorr	2011	$2,000,000	$—	$—	$4,000,000	$2,117,573	$8,117,573
Chief Operating Officer	2010	$1,838,462	$600,000	$—	$3,400,000	$2,307,923	$8,146,385
	2009	$1,817,308	$2,000,000	$13,913,740	$—	$1,153,817	$18,884,865

Linda Chen	2011	$1,500,000	$—	$—	$3,000,000	$1,352,926	$5,852,926
President of Wynn	2010	$1,417,308	$1,000,000	$—	$2,000,000	$1,788,762	$6,206,070
International Marketing	2009	$951,701	$1,000,000	$8,348,244	$—	$858,565	$11,158,510

Kim Sinatra	2011	$647,920	$—	$—	$1,300,000	$189,156	$2,137,076
General Counsel and Secretary	2010	$595,940	$—	$—	$1,105,000	$426,500	$2,127,440
	2009	$535,582	$2,750,000	$6,956,870	$—	$207,801	$10,450,253

(1)	The amounts set forth in this column reflect the aggregate grant date fair value of stock option awards granted in the specified year, computed in accordance with accounting standards for stock based compensation. See Note 14 to our Consolidated Financial Statements in the Original Filing for assumptions used in computing fair value. The 2009 grants vest 10% per year beginning on the first anniversary of the grant until fully vested in May 2019.
(2)	For executives other than Mr. Wynn, amounts reported as “All Other Compensation” for 2011 consist primarily of accrued cash distributions related to unvested restricted stock. Dividends that are accrued on unvested restricted stock are reported as compensation pursuant to SEC rules because the value of the dividend was not previously reflected in the accounting expense for these awards when they were granted, as the Company did not regularly pay dividends at that time. These dividend amounts are payable to the executive only if and to the extent the restricted stock vests and is not forfeited.

The following amounts for 2011 are included in “All Other Compensation” for Mr. Wynn:

(i)	personal use of company aircraft of $910,345 (Mr. Wynn receives no tax-gross ups relating to the value of aircraft usage that is imputed to him as compensation.);

(ii)	fair market value of a company-provided villa for 2011, under the Amended and Restated Agreement of Lease between Mr. Wynn and Wynn Las Vegas, LLC dated March 18, 2010, in the amount of $503,831;

(iii)	compensation pursuant to the Wynn Resorts, Limited Executive Medical Plan of $14,054;

(iv)	executive life insurance premiums of $10,668;

(v)	allocated compensation and benefits for the personal use of a driver whom we employ for Mr. Wynn and the personal use of vehicles of $22,902; and

(vi)	merchandise discounts of $71,561.

The following amounts for 2011 are included in “All Other Compensation” for Mr. Maddox:

(i)	executive life insurance premiums of $756; and

(ii)	accrued cash dividends related to unvested restricted stock of $390,000.

The following amounts for 2011 are included in “All Other Compensation” for Mr. Schorr:

(i)	personal use of Company aircraft of $387,982 (Mr. Schorr receives no tax-gross ups relating to the value of aircraft usage that is imputed to him as compensation.);

(ii)	executive life insurance premiums of $5,544;

(iii)	merchandise discounts of $99,047; and

(iv)	$1,625,000 of accrued cash dividends related to unvested restricted stock.

The following amounts for 2011 are included in “All Other Compensation” for Ms. Chen:

(i)	housing and other living expenses in Macau of $51,666;

(ii)	executive life insurance premiums of $1,260; and

(iii)	accrued cash dividends on unvested restricted stock of $1,300,000.

The following amounts for 2011 are included in “All Other Compensation” for Ms. Sinatra:

(i)	executive life insurance premiums of $1,656; and

(ii)	accrued cash dividends on unvested restricted stock of $187,500.

For amounts shown as personal use of Wynn Resorts’ aircraft, incremental aircraft expenses were calculated by dividing the 2011 total direct (variable) flight expenses (consisting primarily of fuel, maintenance and landing fees) by the total hours the aircraft was operated during the year. The executives’ hourly usage was multiplied by this annual hourly rate. Any reimbursement received from the executive was applied against this amount.

Amounts shown as cash dividends accrued on unvested restricted stock are reported in the year such amounts accrue instead of the year paid, based on an SEC staff interpretation. These amounts are paid only if and when the restricted stock vests.

In 2011, each of the named executive officers received base salary in accordance with the terms of his or her employment agreement, as approved by the Compensation Committee. Key terms of the current agreements as amended are as follows:

Named Executive Officer	Contract Expiration	Base Salary
Mr. Wynn	10/24/20	$4,000,000
Mr. Maddox	11/30/13	$1,000,000
Mr. Schorr	10/31/12	$2,000,000
Ms. Chen	2/24/20	$1,500,000
Ms. Sinatra	5/5/14	$650,000

Each of the employment agreements provide that the executive will participate in company profit sharing and retirement plans, disability or life insurance plans, medical and/or hospitalization plans, vacation and expense reimbursement programs. In addition, the agreements provide for severance payments and benefits upon certain terminations of employment, including termination following a change-in-control, as discussed in the section below entitled “Potential Payments upon Termination or Change-in-Control.”

In July 2011, Ms. Chen was granted a $10 million retention award which vests in full on July 27, 2021, subject to certain provisions. This retention award was awarded to Ms. Chen for her current and expected future contributions to the success of the Company and to provide an incentive to her to remain an employee of the Company. If Ms. Chen’s employment is terminated without “Cause” (as such term is defined in the Agreement) prior to the vesting date by the Company or one of its affiliates (including without limitation, termination due to death or disability), a pro-rated portion of the award equal to the number of full calendar months elapsed between the grant date and the date of such termination of employment divided by 120 shall vest and become payable within 30 days following such termination of employment. If Ms. Chen’s employment is terminated for any other reason (including termination for Cause or Ms. Chen’s voluntary resignation) prior to the vesting date, the award shall be forfeited in full with no compensation paid under the award.

2011 GRANTS OF PLAN-BASED AWARDS TABLE

Named Executive Officer	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Target/Maximum ($)
Mr. Wynn	$9,062,500
Mr. Maddox	$2,000,000
Mr. Schorr	$4,000,000
Ms. Chen	$3,000,000
Ms. Sinatra	$1,300,000

Discussion of Plan Based Awards Table

The Company’s Incentive Plan rewards management for creation of superior return to stockholders, measured by the operating performance of our resorts. The amounts shown in the table above reflect possible payments based upon salaries in effect during the first quarter of 2011, when the performance criteria were established. Actual payouts were based upon achievement of the 2011 performance criteria of Adjusted Property EBITDA at the Company’s Wynn Las Vegas and Wynn Macau resorts which resulted in the payment of maximum bonuses under the Incentive Plan to all named executive officers.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Stephen A. Wynn	N/A	N/A	N/A	N/A	N/A	N/A

Matt Maddox(1)	—	175,000	$107.95	05/06/18	60,000	$6,629,400
	—	240,000	$47.12	05/06/19

Marc D. Schorr(2)	—	400,000	$47.12	05/06/19	250,000	$27,622,500

Linda Chen(3)	—	175,000	$107.95	05/06/18	200,000	$22,098,000
	—	240,000	$47.12	05/06/19

Kim Sinatra(4)	—	75,000	$107.95	05/06/18	25,000	$2,762,250
	—	200,000	$47.12	05/06/19

(1)	Mr. Maddox’s unvested awards will vest as follows:

a.	175,000 stock options will vest on December 5, 2016;

b.	30,000 stock options will vest on May 6, 2012 and each anniversary thereafter until the 240,000 stock options are fully vested; and

c.	10,000 shares of restricted stock will vest on May 7, 2012 and 50,000 shares of restricted stock will vest on December 5, 2016.

(2)	Mr. Schorr’s unvested awards will vest as follows:

a.	50,000 stock options will vest on May 6, 2012 and each anniversary thereafter until the 400,000 stock options are fully vested; and

b.	250,000 shares of restricted stock will vest on December 5, 2016.

(3)	Ms. Chen’s unvested awards will vest as follows:

a.	175,000 stock options will vest on December 5, 2016;

b.	30,000 stock options will vest on May 6, 2012 and each anniversary thereafter until the 240,000 stock options are fully vested; and

c.	100,000 shares of restricted stock will vest on July 31, 2012 and 100,000 shares of restricted stock will vest on December 5, 2016.

(4)	Ms. Sinatra’s unvested awards will vest as follows:

a.	75,000 stock options will vest on December 5, 2016;

b.	25,000 stock options will vest on May 6, 2012 and each anniversary thereafter until the 200,000 stock options are fully vested; and

c.	25,000 shares of restricted stock will vest on December 5, 2016.

(5)	Amounts in this column are based upon the closing price of the Company’s stock at year-end, which was $110.49 per share.

All vesting is conditioned upon such named executive officer being an employee of the Company on the vesting date, except as discussed below under “Potential Payments Upon Termination or Change-in-Control.”

2011 OPTION EXERCISES

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen A. Wynn	—	—	—	—
Matt Maddox	30,000	$2,823,900	—	—
Marc D. Schorr	50,000	$4,894,145	—	—
Linda Chen	55,000	$3,333,500	—	—
Kim Sinatra	25,000	$2,350,250	25,000	$3,855,250

The amounts reported in the table above are based on the sales price of the Company’s common stock on the date the stock options were exercised or the closing price of the Company’s common stock on the date the stock award vested. Upon vesting of the stock award, the executive also was paid an amount equal to the dividends that had accrued on the shares prior to their vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Payments Made Upon Termination Due to Death, Complete Disability or License Revocation

The Company’s employment agreements with its named executive officers provide that such agreements terminate automatically upon death or complete disability of the employee, as well as upon failure of the employee to obtain or maintain required gaming licenses. Upon such termination, the employee is entitled to a lump sum payment of accrued and unpaid base salary and accrued and unpaid vacation through the termination date. In addition, certain of the stock option agreements and restricted stock agreements held by the named executive officers provide that unvested options and shares will vest upon such termination.

Payments Made Upon Termination Without Cause at Employer’s Election During the Term

The Company’s employment agreements with its named executive officers provide that such agreements are terminable by the Company without cause upon notice to the employee, so long as a “separation payment” is paid as provided for in such contracts. Cause is defined as (i) willful destruction of property of the Company or an affiliate having a material value to the Company or such affiliate; (ii) fraud, embezzlement, theft, or comparable dishonest activity; (iii) conviction of or entering a plea of guilty or nolo contendere to any crime constituting a felony or any misdemeanor involving fraud, dishonesty or moral turpitude; (iv) breach, neglect, refusal, or failure to materially discharge duties (other than due to physical or mental illness) commensurate with title and function, or failure to comply with the lawful directions of the Company, that is not cured within 15 days after written notice thereof; (v) willful and knowing material misrepresentation to the Company’s or an affiliate’s board of directors; (vi) willful violation of a material policy of the Company or an affiliate, which does or could result in material harm to the Company or to the Company’s reputation; or (vii) material violation of a statutory or common law duty of loyalty or fiduciary duty to the Company or an affiliate.

The “separation payment” consists of a multiple (ranging from one to, in the case of Mr. Wynn, three times) of the sum of (a) base salary through the end of the term of the agreement, but not less than 12 months (and in Mr. Wynn’s and Ms. Chen’s case, not more than 4 years); (b) bonus for all bonus periods based upon last bonus paid pursuant to the employment agreement through the end of the term (and in Mr. Wynn’s and Ms. Chen’s case, this is limited to a maximum of 4 years); and (c) a tax gross up in certain circumstances. In addition, the employee is entitled to health benefits coverage under the same plan or arrangement as the employee was covered immediately prior to termination. Health benefits are to be provided until the earlier of the remainder of the original term, or until the employee is covered by a plan of another employer. In addition, some of the stock option agreements and restricted stock agreements held by the named executive officers provide that unvested options and shares will vest upon termination without cause.

Payments Made Upon Termination by Employee after Change in Control for Good Reason

The Company’s employment agreements with its named executive officers provide that such agreements are terminable by the employee for good reason after a change in control. A change in control is defined as (a) any person or group (other than Mr. Wynn and his affiliates) becomes the beneficial owner of more than 50% of the Company’s outstanding securities; or (b) the existing directors of the Company (including those elected in the normal course and not including those elected as a result of an actual or threatened election contest) cease to constitute a majority of the Board of Directors of the Company. Good reason is defined as: (i) reduction of employee’s base salary; (ii) discontinuation of employer’s bonus plan without immediately replacing such bonus plan with a plan that is the substantial economic equivalent of such bonus plan, or amends such bonus plan so as to materially reduce employee’s potential bonus at any given level of economic performance of employer or its successor entity; (iii) material reduction in the aggregate benefits and perquisites to employee; (iv) requirement that such employee change the location of his or her job or office by a distance of more than 25 miles; (v) reduction of responsibilities or required reporting to a person of lower rank or responsibilities; or (vi) a successor’s failure to expressly assume in writing the employment agreement. Upon termination by the employee pursuant to this provision, the employee is entitled to the same amounts described under “Payments Made Upon Termination Without Cause at Employer’s Election During the Term” above. In addition, if an executive’s termination is deemed to occur in connection with a change in control under the Tax Code, certain executives are entitled to a tax gross up on the excise tax if the executive’s benefits trigger an excise tax. Pursuant to the terms of the applicable stock option agreements and restricted stock grant agreements, some or all of the unvested options and restricted stock held by the named executive officers would immediately vest upon termination by the Company without cause or upon termination by the employee for good reason after a change in control.

Payments Made Upon Termination

The tables below reflect the amount of compensation that would become payable to each of the named executive officers under existing agreements and arrangements if the named executive’s employment had terminated on December 31, 2011 given the named executive’s compensation as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including under then-exercisable stock options, and benefits generally available to all salaried employees, such as distributions under the Company’s 401(k) plan. In addition, in connection with any actual termination of employment, the Compensation Committee may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Committee determines appropriate.

The actual amounts that would be paid upon a named executive officer’s termination of employment can only be determined at the time of such executive’s separation from the Company. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and the Company’s stock price.

Stephen A. Wynn

In the case of Mr. Wynn, the payment to be made upon death or disability is the salary and bonus that would be payable during the remaining term of the contract with a limit at 4 years and upon “Termination Without Cause at Employer’s Election During the Term” and “Termination by Employee for Good Reason After Change in Control for Good Reason” is three times the salary and bonus that would be payable during the remaining term of the contract with a limit of 4 years.

	Termination Upon Death or Complete Disability	Termination without Cause at Employer’s Election During the Term	Termination without Cause or for Good Reason After Change in Control
Base Salary	$16,000,000	$48,000,000	$48,000,000
Bonus	$44,250,000	$132,750,000	$132,750,000
Stock Options/Restricted Stock	N/A	N/A	N/A
Company Paid Life Insurance	$2,000,000	N/A	N/A
Tax Gross Up	$—	$—	$77,226,044
Benefits(1)	$286,759	$286,759	$418,451

(1)	Continued health benefits for remainder of the term or until covered by another plan. Amounts shown reflect an estimated cost including tax equalization for providing such benefits through the remainder of the term.

Matt Maddox

	Termination Upon Death or Complete Disability	Termination without Cause at Employer’s Election During the Term	Termination by Employee for Good Reason After Change in Control
Base Salary	Amount earned and unpaid through the date of termination.	$1,916,667	$1,916,667
Bonus	$—	$3,833,333	$3,833,333
Stock Options/Restricted Stock(1)(2)(3)(4)	$22,127,800	$4,158,996	$6,919,000
Company Paid Life Insurance	$1,000,000	N/A	N/A
Tax Gross Up	$—	$—	$—
Benefits(5)	$—	$126,042	$126,042

(1)	Upon death, complete disability or change of control, unvested stock options of 175,000 would vest in full immediately. Using the closing price on December 31, 2011, the value of such stock options upon exercise would have been $444,500. Upon termination without cause, 175,000 stock options would vest on a prorated basis based on the number of months since the grant date, so long as the employee’s employment agreement with the company has not terminated or expired. Using the closing price on December 31, 2011, the value of such 73,774 stock options upon exercise would have been $187,386.
(2)	Upon death or complete disability, unvested stock options of 240,000 would vest in full immediately. Using the closing price on December 31, 2011, the value of such stock options upon exercise would have been $15,208,800.
(3)	Upon death, complete disability or change of control, 50,000 shares of restricted stock would vest in full immediately so long as the employee’s employment agreement with the Company has not terminated or expired. Using the closing price on December 31, 2011, the value of such 50,000 shares would have been $5,524,500 plus accrued dividends of $950,000.
(4)	Upon termination without cause, 50,000 shares of restricted stock would vest on a prorated basis based on the number of months since the grant date so long as the employee’s employment agreement with the Company has not terminated or expired, and another 10,000 shares of restricted stock would vest prorated based on the number of months since the grant date regardless of the status of the employee’s employment contract. Using the closing price on December 31, 2011, the value of such 30,246 shares would have been $3,341,928, plus accrued dividends of $629,682.
(5)	Continued health benefits for remainder of term or until covered by another plan. Amounts shown reflect an estimated cost including tax equalization for providing such benefits through the remainder of the term.

Marc D. Schorr

	Termination Upon Death or Complete Disability	Termination without Cause at Employer’s Election During the Term	Termination by Employee for Good Reason After Change in Control
Base Salary	Amount earned and unpaid through the date of termination.	$2,000,000	$2,000,000
Bonus	$—	$4,000,000	$4,000,000
Stock Options/Restricted Stock(1)(2)(3)	$57,720,500	$12,882,938	$32,372,500
Company Paid Life Insurance	$2,000,000	N/A	N/A
Tax Gross Up	$—	$—	$—
Benefits(4)	$—	$63,357	$63,357

(1)	Upon death or complete disability, unvested stock options of 400,000 would vest in full immediately. Using the closing price on December 31, 2011, the value of such stock options upon exercise would have been $25,348,000.
(2)	Upon death, complete disability or change of control, 250,000 shares of restricted stock would vest in full, so long as the employee’s employment agreement with the company has not terminated or expired. Using the closing price on December 31, 2011, the value of such restricted stock grants upon vesting would have been $27,622,500, plus accrued dividends of $4,750,000.
(3)	Upon termination without cause 250,000 shares of restricted stock would vest on a prorated basis based on the number of months since the grant date, so long as the employee’s employment agreement with the company has not terminated or expired. Using the closing price on December 31, 2011, the value of such 99,490 shares would have been $10,992,628 plus accrued dividends of $1,890,310.
(4)	Continued health benefits for remainder of term or until covered by another plan. Amounts shown reflect an estimated cost including tax equalization for providing such benefits through the remainder of the term.

Linda Chen

	Termination Upon Death or Complete Disability	Termination without Cause at Employer’s Election During the Term	Termination by Employee for Good Reason After Change in Control
Base Salary	Amount earned and unpaid through the date of termination.	$6,000,000	$6,000,000
Bonus	$—	$12,000,000	$12,000,000
Stock Options/Restricted Stock(1)(2)(3)(4)	$28,602,300	$18,420,722	$13,393,500
Macau Executive Residence(5)	$—	$8,312,316	$8,312,316
Retention Plan Award(6)	$416,667	$416,667	$416,667
Company Paid Life Insurance	$1,500,000	N/A	N/A
Tax Gross Up	$—	$—	$11,247,166
Benefits	$—	$—	$—

(1)	Upon death, complete disability or change of control, unvested stock options of 175,000 would vest in full immediately. Using the closing price on December 31, 2011, the value of such stock options upon exercise would have been $444,500. Upon termination without cause, 175,000 stock options would vest on a prorated basis based on the number of months since the grant date, so long as the employee’s employment agreement with the Company has not terminated or expired. Using the closing price on December 31, 2011, the value of such 73,774 stock options upon exercise would have been $187,386.
(2)	Upon death or complete disability, unvested stock options of 240,000 would vest in full immediately. Using the closing price on December 31, 2011, the value of such stock options upon exercise would have been $15,208,800.
(3)	Upon death, complete disability or change of control, 100,000 shares of restricted stock would vest in full immediately. Using the closing price on December 31, 2011, the value of such 100,000 shares would have been $11,049,000, plus accrued dividends of $1,900,000.
(4)	Upon termination without cause 200,000 shares of restricted stock would vest on a prorated basis based on the number of months since the grant date. Using the closing price on December 31, 2011, the value of such 132,442 shares would have been $14,633,518, plus accrued dividends of $3,599,818.
(5)	Upon termination without Cause or a change of control, the Macau Executive Residence could be purchased by Ms. Chen for $1. The amount reflected in the table represents the fair market value of the residence at December 31, 2011.
(6)	Upon death, complete disability or change of control, the retention award will vest on a prorated basis equal to the number of full calendar months elapsed between the grant date and the date of such termination of employment divided by 120.

Kim Sinatra

	Termination Upon Death or Complete Disability	Termination without Cause at Employer’s Election During the Term	Termination by Employee for Good Reason After Change in Control
Base Salary	Amount earned and unpaid through the date of termination.	$1,516,667	$1,516,667
Bonus	—	$1,300,000	$1,300,000
Stock Options/Restricted Stock(1)(2)(3)(4)	$16,101,750	$1,445,002	$3,427,750
Company Paid Life Insurance	$650,000	N/A	N/A
Tax Gross Up	$—	$—	$—
Benefits(5)	$—	$156,086	$156,086

(1)	Upon death, complete disability or change of control, unvested stock options of 75,000 would vest in full immediately. Using the closing price on December 31, 2011, the value of such stock options upon exercise would have been $190,500. Upon termination without cause, 75,000 stock options would vest on a prorated basis based on the number of months since the grant date, so long as the employee’s employment agreement with the Company has not terminated or expired. Using the closing price on December 31, 2011, the value of such 31,617 stock options upon exercise would have been $80,307.
(2)	Upon death or complete disability, unvested stock options of 200,000 would vest in full immediately. Using the closing price on December 31, 2011, the value of such stock options upon exercise would have been $12,674,000.
(3)	Upon death, complete disability or change of control, 25,000 shares of restricted stock would vest in full, so long as the employee’s employment agreement with the company has not terminated or expired. Using the closing price on December 31, 2011, the value of such restricted stock grants upon vesting would have been $2,762,250, plus accrued dividends of $475,000.
(4)	Upon termination without cause 25,000 shares of restricted stock would vest on a prorated basis based on the number of months since the grant date, so long as the employee’s employment agreement with the company has not terminated. Using the closing price on December 31, 2011, the value of such 10,539 shares would have been $1,164,454 plus accrued dividends of $200,241.
(5)	Continued health benefits for remainder of term or until covered by another plan. Amounts shown reflect an estimated cost including tax equalization for providing such benefits through the remainder of the term.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 16, 2012, (unless otherwise indicated), certain information regarding the shares of the Company’s common stock beneficially owned by: (i) each director; (ii) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of the Company’s common stock based on information reported on Form 13D or 13G filed with the SEC; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) all executive officers and directors as a group. There were 100,512,724 shares outstanding as of April 16, 2012.

	Beneficial Ownership Of Shares(1)
Name and Address of Beneficial Owner(2)	Number	Percentage
Stephen A. Wynn(3)(9)	10,026,708	10.0%
Elaine P. Wynn(3)(9)	9,742,150	9.7%
Waddell & Reed Financial, Inc.(4) 6300 Lamar Avenue Overland Park, KS 66202	18,066,873	18.0%
Marsico Capital Management, LLC(5) 1200 17th Street, Suite 1600 Denver, Colorado 80202	8,476,973	8.4%
Linda Chen(6)	295,000	*
Russell Goldsmith(7)	42,720	*
Ray R. Irani(8)	20,720	*
Kazuo Okada(9)	0	*
Robert J. Miller(10)	23,220	*
John A. Moran(11)(13)	193,220	*
Marc D. Schorr(14)	300,000	*
Alvin V. Shoemaker(11)	43,220	*
D. Boone Wayson(11)	93,220	*
Allan Zeman(12)	33,220	*
Matt Maddox(15)	90,000	*
John Strzemp(16)	250,500	*
Kim Sinatra(17)	65,887	*
All Directors and Executive Officers as a Group (15 persons)(18)	21,219,785	21.0%

*	Less than one percent
(1)	This table is based upon information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and contained in Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, the Company believes each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Executives and directors have voting power over shares of Restricted Stock, but cannot transfer such shares unless and until they vest.
(2)	Unless otherwise indicated, the address of each of the named parties in this table is: c/o Wynn Resorts, Limited, 3131 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
(3)	Does not include shares that may be deemed to be beneficially owned by virtue of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010 (the “Stockholders Agreement”), to which Mr. Wynn and Elaine P. Wynn have shared voting and dispositive power with respect to shares subject to the Stockholders Agreement. Each disclaims beneficial ownership of shares held by the other.
(4)

Waddell & Reed Financial, Inc. (“Waddell”) has beneficial ownership of these shares as of December 31, 2011. The information provided is based upon a Schedule 13G/A filed on February 14, 2012, filed by

Waddell. Waddell has sole voting and dispositive power as to 18,066,873 shares. Waddell & Reed Financial Services, Inc. a subsidiary of Waddell, has sole voting and dispositive power as to 4,518,938 shares. Waddell & Reed, Inc., a subsidiary of Waddell & Reed Financial Services, Inc. has sole voting and dispositive power as to 4,518,938 shares. Waddell & Reed Investment Management Company, a subsidiary of Waddell & Reed, Inc., has sole voting and dispositive poser as to 4,518,938 shares. Ivy Investment Management Company, a subsidiary of Waddell, has sole voting and dispositive power as to 13,547,935 shares.
(5)	Marsico Capital Management LLC (“Marsico”) has beneficial ownership of these shares as of December 31, 2011. Marsico has sole dispositive power as to 8,476,973 shares and sole voting power as to 4,320,237 shares. The information provided is based upon a Schedule 13G/A, dated February 14, 2012, filed by Marsico.
(6)	Includes: (i) 100,000 shares of restricted stock granted pursuant to the Company’s 2002 Stock Plan and subject to a Restricted Stock Agreement which provides such grant will vest on July 31, 2012; (ii) 100,000 shares of restricted stock granted pursuant to the Company’s 2002 Stock Plan and subject to a Restricted Stock Agreement which provides such grant will vest on December 5, 2016; and (iii) 30,000 shares that may be acquired within 60 days pursuant to outstanding stock options.
(7)	Includes: (i) 12,000 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan; (ii) 2,500 unvested shares of restricted stock of the Company’s common stock granted pursuant to the Company’s 2002 Stock Plan; (iii) 1,300 shares owned as Trustee for which Mr. Goldsmith disclaims beneficial ownership; (iv) 1,500 shares through a company for which Mr. Goldsmith disclaims beneficial ownership of 1,470 shares; and (v) 2,720 shares that may be acquired within 60 days pursuant to outstanding stock options.
(8)	Includes: (i) 13,000 shares subject to an immediately exercisable option to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan; (ii) 5,000 unvested shares of restricted stock of the Company’s common stock granted pursuant to the Company’s 2002 Stock Plan; and (iii) 2,720 shares that may be acquired within 60 days pursuant to outstanding stock options.
(9)	On February 18, 2012, the Company redeemed the 24,549,222 shares then held by Aruze USA (the “Aruze Shares”), pursuant to Article VII of the Company’s Articles of Incorporation based on the determination of the Company’s Board of Directors that Aruze USA, Universal Entertainment Corporation and Mr. Kazuo Okada are “Unsuitable Persons” under the provisions of the Company’s Articles of Incorporation. As a result of the share redemption described below, the shares previously held by Aruze are no longer issued and outstanding and neither Mr. Wynn nor Ms. Wynn has or shares the power to vote or dispose of the Aruze Shares formerly held by Aruze USA. Further, by virtue of that redemption, neither Mr. Wynn nor Ms. Wynn remains a member of any “group” with Aruze USA nor is either of Mr. Wynn or Ms. Wynn otherwise a beneficial owner of the former Aruze Shares.
(10)	Includes: (i) 13,000 shares subject to immediately exercisable options to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan; (ii) 5,000 unvested shares and 2,500 vested shares of restricted stock of the Company’s common stock granted pursuant to the Company’s 2002 Stock Plan; and (iii) 2,720 shares that may be acquired within 60 days pursuant to outstanding stock options.
(11)	Includes: (i) 33,000 shares subject to immediately exercisable options to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan; (ii) 5,000 unvested shares and 2,500 vested shares of restricted stock of the Company’s common stock granted pursuant to the Company’s 2002 Stock Plan; and (iii) 2,720 shares that may be acquired within 60 days pursuant to outstanding stock options.
(12)	Includes: (i) 23,000 shares subject to immediately exercisable options to purchase Wynn Resorts’ common stock granted pursuant to Wynn Resorts’ 2002 Stock Incentive Plan; (ii) 5,000 unvested shares and 2,500 vested shares of restricted stock of the Company’s common stock granted pursuant to the Company’s 2002 Stock Plan; and (iii) 2,720 shares that may be acquired within 60 days pursuant to outstanding stock options.
(13)	Includes: 150,000 shares of the Company’s common stock held by John A. Moran, as Trustee.

(14)	Includes: (i) 250,000 shares of restricted stock granted pursuant to the Company’s 2002 Stock Plan and subject to a Restricted Stock Agreement which provides such grant will vest on December 5, 2016; and (ii) 50,0000 shares that may be acquired within 60 days pursuant to outstanding stock options.
(15)	Includes: (i) 50,000 shares of restricted stock granted pursuant to the Company’s 2002 Stock Purchase Plan and subject to a Restricted Stock Agreement which provides such grant will vest on December 5, 2016; (ii) 10,000 shares of restricted stock granted pursuant to the Company’s 2002 Stock Purchase Plan and subject to a Restricted Stock Agreement which provides such grant will vest on May 7, 2012; and (iii) 30,000 shares that may be acquired within 60 days pursuant to outstanding stock options.
(16)	Includes: (i) 500 shares of the Company’s common stock held by Mr. Strzemp’s mother, for which Mr. Strzemp disclaims beneficial ownership; (ii) 50,000 shares subject to immediately exercisable options to purchase Wynn Resorts Common Stock pursuant to Wynn Resorts’ 2002 Stock Incentive Plan; and (iii) 5,000 shares that may be acquired within 60 days pursuant to outstanding stock options.
(17)	Includes: (i) 25,000 shares of restricted stock granted pursuant to the Company’s 2002 Stock Plan and subject to a Restricted Stock Agreement which provides such grant will vest on December 5, 2016; and (ii) 25,000 shares that may be acquired within 60 days pursuant to outstanding stock options.
(18)	Includes 210,000 shares subject to immediately exercisable stock options; and 159,040 shares that may be acquired in the next 60 days pursuant to outstanding stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2011, compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders; and (ii) all compensation plans not previously approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,729,124	$63.49	4,098,336
Equity compensation plans not approved by security holders	—	—	—

Total	2,729,124	$63.49	4,098,336

(1)	This amount excludes restricted stock awards issued. In addition to the above, there are 794,500 shares of unvested restricted stock awards outstanding under the stockholder-approved plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Historically, the Audit Committee of the Board of Directors has reviewed for approval or ratification all transactions between the Company and any related person, regardless of amount. In February 2012, the Audit Committee updated its policy. The policy applies to transactions with any related person, which SEC rules define to include directors, director nominees, executive officers, beneficial owners of in excess of 5% of the outstanding shares of the Company’s common stock, and their respective immediate family members. The policy classifies as pre-approved (a) employment of executive officers and director compensation if the compensation is required to be reported under Item 402 of the SEC’s compensation disclosure requirements; (b) transactions with another company or charitable contributions if the related person’s only relationship is as an employee (other than executive officer), director or beneficial owner of less than 10% of that company’s or donee’s shares if the aggregate amount does not exceed the greater of $100,000 or 2% of that company’s or donee’s total annual revenues; (c) transactions where the related person’s interest arises solely from the ownership of the Company’s stock and all stockholders benefit on a pro rata basis; (d) transactions involving competitive bids; (e) regulated transactions involving services as a common carrier or public utility at rates fixed in conformity with law or governmental authority; and (f) transactions with related parties involving a bank as depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services. The Committee receives notice of the occurrence of all pre-approved transactions. All other transactions with related persons are subject to approval or ratification by the Committee. In determining whether to approve or ratify a transaction, the Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

The following are the material transactions or agreements between the Company and related persons. The Audit Committee has approved or ratified all of these transactions that occurred after the date of the adoption of the policy.

Stockholders Agreement. On January 6, 2010, Mr. Wynn, the Chairman of the Board and Chief Executive Officer of the Company, Elaine P. Wynn, a director of the Company, and Aruze USA, each greater than 5% stockholders of the Company, entered into an Amended and Restated Stockholders Agreement (the “Amended and Restated Stockholders Agreement”) whereby that certain Stockholders Agreement, entered into as of April 11, 2002, between Mr. Wynn and Aruze, as amended by that certain Amendment to Stockholders Agreement, entered into as of November 8, 2006, between Mr. Wynn and Aruze, the Waiver and Consent, dated July 31, 2009, and the Waiver and Consent, dated August 13, 2009, was amended and restated in its entirety. Pursuant to the Amended and Restated Stockholders Agreement, Elaine P. Wynn (a) became a party to the Amended and Restated Stockholders Agreement in connection with her ownership of 11,076,709 shares of the Company’s common stock that were transferred to Elaine P. Wynn by Mr. Wynn and (b) became subject to the covenants and provisions thereof, including with respect to voting agreements, preemptive rights, rights of first refusal, tag-along rights and certain other restrictions on transfer of such shares subject to release of $10 million of such shares on January 6, 2010 and on each of the following nine anniversaries thereof. In addition, the Amended and Restated Stockholders Agreement amended the voting agreement provision to provide that each of Mr. Wynn, Elaine P. Wynn and Aruze agree to vote all shares of the Company held by them and subject to the terms of the Amended and Restated Stockholders Agreement in a manner so as to elect to the Company’s Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn, which slate will include, subject to certain conditions, Elaine P. Wynn and, so long as such slate results in a majority of directors at all times being candidates endorsed by Mr. Wynn, nominees approved by Aruze. As a result of the share redemption described below, the shares previously held by Aruze are no longer issued and outstanding and neither Mr. Wynn nor Ms. Wynn has or shares the power to vote or dispose of the Aruze Shares formerly held by Aruze USA. Further, by virtue of that redemption, neither Mr. Wynn nor Ms. Wynn remains a member of any “group” with Aruze USA nor is either of Mr. Wynn or Ms. Wynn otherwise a beneficial owner of the former Aruze Shares.

Share Redemption. On February 18, 2012, the Company redeemed the 24,549,222 shares then held by Aruze USA (the “Aruze Shares”), pursuant to Article VII of the Company’s Articles of Incorporation based on the determination of the Company’s Board of Directors that Aruze USA, Universal Entertainment Corporation and Mr. Kazuo Okada are “Unsuitable Persons” under the provisions of the Company’s Articles of Incorporation. Following a finding of “unsuitability,” Wynn Resorts’ articles authorize redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note (the “Note”) to Aruze USA, Inc. in redemption of the shares.

The Note has a principal amount of $1,936,442,631.36, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Note. In no instance shall any payment obligation under the Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Note, to the prior payment in full of all existing and future obligations of the Company or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

Artwork. Since June 2006, Wynn Las Vegas has leased certain pieces of fine art from Mr. Wynn for an annual fee of one dollar ($1). Wynn Las Vegas is responsible for all expenses incurred in exhibiting and safeguarding those works that it exhibits under the lease, including the cost of insurance (including terrorism insurance) and taxes.

Surname and Rights of Publicity Agreements. On August 6, 2004, Wynn Resorts Holdings, LLC entered into agreements with Mr. Wynn that confirm and clarify Wynn Resorts Holdings’ rights to use the “Wynn” name and Mr. Wynn’s persona in connection with its casino resorts. Under the parties’ Surname Rights Agreement, Mr. Wynn granted Wynn Resorts Holdings an exclusive, royalty-free, fully paid, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the “Wynn” name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties’ Rights of Publicity License, Mr. Wynn granted Wynn Resorts Holdings the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

Villa Lease. Mr. Wynn currently leases a villa suite at Wynn Las Vegas. Until March 31, 2011, Elaine P. Wynn also leased a villa suite at Wynn Las Vegas.

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for two fairway villas to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates the prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the fairway villas will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010 through February 29, 2012, the rental value was $503,831 per year as determined by the Audit Committee with the assistance of a third-party appraisal. Effective March 1, 2012, the rental value is $440,000 per year based on the current fair market value as established by an independent third-party appraisal and approved by the Audit Committee. As provided for in the lease, the rental value for Mr. Wynn’s villa will be re-determined every two years during the term of the lease based upon an independent third-party appraisal. Certain services for, and maintenance of, the fairway villas are included in the rental.

On March 17, 2010, Elaine P. Wynn and Wynn Las Vegas entered into an Agreement of Lease (the “New EW Lease”) for the lease of a villa suite as Elaine P. Wynn’s personal residence. The New EW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the lease commenced as of March 1, 2010 and terminated December 31, 2010. In 2011, the lease continued on a month-to-month basis and was terminated effective March 31, 2011. Pursuant to the terms of the New EW Lease, Elaine P. Wynn paid annual rent equal to $350,000, which amount was determined based on a third-party appraisal. Certain services for, and maintenance of, the villa suite were included in the rental.

Home Purchase. In May 2010, the Company entered into a new employment agreement with Linda Chen, who is also a director. The term of the new employment agreement is through February 24, 2020. Under the terms of the new employment agreement, the Company purchased a home in Macau for use by Ms. Chen for approximately $5.4 million, and through December 31, 2011, had made improvements with costs totaling $2.1 million to renovate the home. The employment agreement also provides Ms. Chen the use of an automobile in Macau. Upon the occurrence of certain events set forth below, Ms. Chen shall have the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the “Discount Percentage”). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen’s employment without “cause” or termination of Ms. Chen’s employment for “good reason” following a “change of control” and (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen’s termination for “cause,” Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen’s employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of gaming license), the option will terminate.

Aircraft Arrangements. Messrs. Wynn and Schorr, the Company’s Chief Operating Officer, have time-sharing agreements with Las Vegas Jet, LLC, a wholly owned indirect subsidiary of the Company, covering their personal use of Company-owned aircraft. These time-share agreements require the Company to include as taxable compensation of such executive, the direct costs that the Company incurs in operating the aircraft, up to an amount determined by using the Internal Revenue Service Standard Industry Fare Level (SIFL) tables for his personal use the aircraft. During 2011, the following amounts were included in the executives’ taxable compensation pursuant to these timesharing arrangements: Mr. Wynn $324,186 and Mr. Schorr $136,534. In the event that direct costs in operating the aircraft exceed the amounts determined by using the SIFL method, such additional costs are paid for by the Company.

Reimbursable Costs. The Company periodically provides services to certain of its executive officers and directors, including the personal use of employees, construction work and other personal services. These certain officers and directors have deposits with the Company to prepay any such items. These deposits are replenished on an ongoing basis as needed. At December 31, 2011, Mr. Wynn and Elaine P. Wynn had net deposit balances with the Company of $156,989 and $209,396, respectively. In addition, the Company provides facilities, catering and related goods and services to all full-time employees at a discount depending on the amount spent, and provides certain other goods and services to some of it executives at a discount. Mr. Wynn paid the Company approximately $1.9 million in 2011 for such services in connection with a special event.

Tax Indemnification Agreement. In 2002, Stephen A. Wynn, Aruze USA, Baron Asset Fund, and the Kenneth R. Wynn Family Trust (referred to collectively as the “Valvino members”), Valvino and the Company entered into a tax indemnification agreement relating to their respective income tax liabilities from the contribution of their Valvino membership interests to the Company. The tax indemnification agreement generally provides that the Valvino members will be indemnified by the Company and its subsidiaries for additional tax costs (including interest and penalties) caused by reallocations of income or deductions that increase the taxable income or decrease the tax loss of the Valvino members for the period prior to the contribution of the Valvino membership interests. Any payment made pursuant to the agreement by the Company or any of its subsidiaries to the Valvino members may be non-deductible for income tax purposes.

Other. In addition to the above, the Company (or its subsidiaries) employs (a) Eddie Tseng, the spouse of Ms. Chen, President of Wynn International Marketing and a director of the Company, as Senior Vice President of Customer Development of Worldwide Wynn, LLC; (b) Michael Pascal, the brother of Elaine P. Wynn, as a Senior Executive Host of Wynn Las Vegas, and (c) Mr. Michael Pascal’s wife, Mary Ann Pascal, as a Host at Wynn Las Vegas. The Audit Committee of the Company approved each such employment arrangement in advance and determined that compensation was at (or below) levels paid to non-family members. Total compensation paid to the above named individuals for 2011 included the following amounts calculated in the same manner as the Summary Compensation Table values presented for named executive officers: (a) to Eddie Tseng, base salary and bonus of $572,000, and other compensation of $668, (b) to Michael Pascal, base salary and bonus of $147,500, and other compensation of $2,762, and (c) to Mary Ann Pascal, base salary and bonus of $240,000, and other compensation of $464. The Company anticipates that these individuals will continue to serve in their respective positions during 2012. In February 2012, the Company entered into a consulting agreement for internet marketing services with the daughter of Russell Goldsmith, a member of our board, for a fee of $10,000 per month.

Director Independence

Seven of the twelve members of the Company’s Board of Directors are independent under the listing standards of The NASDAQ Stock Market LLC (“NASDAQ”). In addition, the Company’s Corporate Governance Guidelines require all independent directors to meet additional, heightened independence criteria that apply to audit committee members under the NASDAQ listing standards.

The Board of Directors has determined that the following directors are independent under the NASDAQ listing standards and that they also meet the additional, heightened independence criteria applicable to audit committee members under the NASDAQ listing standards: Messrs. Goldsmith, Irani, Miller, Moran, Shoemaker, Wayson and Zeman. Based upon information requested from each director concerning his or her background, employment and affiliations, the Board of Directors has affirmatively determined that none of the independent directors has a material relationship with the Company. In assessing independence, the Board of Directors considered all relevant facts and circumstances, including any direct or indirect relationship between the Company and the director or his or her immediate family member. None of the independent directors has any economic relationship with the Company other than receipt of his director’s compensation. None of the independent directors is engaged in any related party transaction with the Company. Mr. Wynn, Mr. Okada, Ms. Wynn, Mr. Schorr and Ms. Chen have been determined not to be independent.

Item 14.	Principal Accountant Fees and Services

The following table shows the aggregate fees billed to the Company for audit and other services provided by Ernst & Young LLP, the Company’s independent auditor during each of the fiscal years ended December 31, 2011 and December 31, 2010:

	Aggregate Fees
Category	2011	2010
Audit fees	$1,219,095	$1,414,330
Audit-related fees	28,650	20,000
Tax fees	9,780	—
All other fees	—	—

“Audit fees” includes the aggregate fees billed for professional services rendered for the reviews of our consolidated financial statements for the quarterly periods ended March 31, June 30, and September 30, for the audit of our consolidated financial statements and the consolidated financial statements of certain of our subsidiaries for the years ended December 31, 2011 and 2010, and the audit of our internal controls over financial reporting as of December 31, 2011 and 2010. “Audit fees” also includes amounts billed for services provided in connection with securities offerings during 2010. “Audit related fees” is the aggregate fees billed for audits of the Company’s defined contribution employee benefit plan. “Tax fees” for 2011 includes fees for tax preparation and compliance, international tax research, planning for the Company’s foreign subsidiaries, domestic tax planning and other research.

All of our independent auditor’s fees were pre-approved by the Audit Committee in 2011. The Audit Committee pre-approves services either by: (1) approving a request from management describing a specific project at a specific fee or rate, or (2) by pre-approving certain types of services that would comprise the fees within each of the above categories at usual and customary rates.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)1.	The consolidated financial statements and notes that are required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

(a)2.	The financial statements schedules required to be filed in our Annual Report on Form 10-K are included in Part IV of the Original Filing.

(a)3.	Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended.(12)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(29)

4.3	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(33)

4.4	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.(35)

4.5	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee.(35)

*10.1	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.2	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(4)

*10.3	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.(16)

*10.4	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(18)

*10.5	Fourth Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(22)

*10.6	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.(24)

*10.7	Sixth Amendment to Employment Agreement dated as of February 24, 2011, between Wynn Resorts, Limited and Stephen A. Wynn.(39)

*10.8	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts, Limited and Marc D. Schorr.(10)

*10.9	First Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Marc D. Schorr.(22)

Exhibit No.	Description

*10.10	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Marc D. Schorr.(24)

*10.11	Employment Agreement, dated as of October 1, 2005, by and between Wynn Las Vegas, LLC and Matt Maddox.(22)

*10.12	First Amendment to Employment Agreement, dated as of May 5, 2008, by and between Wynn Resorts, Limited and Matt Maddox.(21)

*10.13	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Matt Maddox.(22)

*10.14	Amendment to Employment Agreement, dated as of February 13, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(24)

*10.15	Fourth Amendment to Employment Agreement, dated as of March 5, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(25)

*10.16	Fifth Amendment to Employment Agreement, dated as of February 2, 2010, by and between Wynn Resorts, Limited and Matt Maddox.(31)

*10.17	Employment Agreement, dated as of August 31, 2005, between Wynn Resorts, Limited and John Strzemp.(9)

*10.18	First Amendment to Employee Agreement, dated as of March 26, 2008, between Wynn Resorts, Limited and John Strzemp(20)

*10.19	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and John Strzemp.(22)

*10.20	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and John Strzemp.(24)

*10.21	Fourth Amendment to Employment Agreement, dated as of March 23, 2009, by and between Wynn Resorts, Limited and John Strzemp.(26)

*10.22	Employment agreement, dated May 12, 2010, by and between Worldwide Wynn, LLC and Linda C. Chen.(34)

*10.23	Retention agreement, dated July 27, 2011, by and between Worldwide Wynn, LLC and Linda Chen.(40)

*10.24	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra.(38)

*10.25	First Amendment to Employment Agreement, dated as of December 31, 2008 by and between Wynn Resorts, Limited and Kim Sinatra.(38)

*10.26	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(38)

*10.27	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(38)

10.28	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fun on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

*10.29	2002 Stock Incentive Plan as Amended and Restated effective May 12, 2010.(41)

Exhibit No.	Description

*10.30	2002 Stock Incentive Plan as Amended and Restated effective May 17, 2011.(44)

*10.31	Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan.(44)

*10.32	Form of Stock Option Grant Notice.(44)

*10.33	Form of Restricted Stock Agreement pursuant to 2002 Stock Incentive Plan.(44)

*10.34	Form of Indemnity Agreement.(5)

10.35	Amended and Restated Stockholder Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc.(30)

10.36	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.(36)

10.37	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.(37)

10.38	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(4)

10.39	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(2)

10.40	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(5)

10.41	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(3)

10.42	Material terms of draft land concession contract.(43)

10.43	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(2)

10.44	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.45	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.46	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(4)

10.47	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.48	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(6)

10.49	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(4)

Exhibit No.	Description

10.50	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(8)

10.51	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent.(12)

10.52	Common Terms Agreement Third Amendment Agreement dated September 8, 2009 between, among others, Wynn Resorts (Macau) S.A. as the company and Société Générale, Hong King Branch as security agent.(38)

10.53	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(4)

10.54	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(8)

10.55	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders.(12)

10.56	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(4)

10.57	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(8)

10.58	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders.(12)

10.59	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(4)

10.60	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(8)

10.61	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders.(12)

Exhibit No.	Description

10.62	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.(4)

10.63	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.64	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.65	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.66	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.67	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.68	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(4)

10.69	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(8)

10.70	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(8)

10.71	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(15)

10.72	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(13)

10.73	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(14)

10.74	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(29)

10.75	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(33)

Exhibit No.	Description

10.76	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(7)

10.77	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(7)

10.78	Intellectual Property License Agreement dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(7)

10.79	Agreement of Lease, dated as of March 17, 2010, by and between Wynn Las Vegas, LLC and Elaine P. Wynn.(32)

10.80	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas an Stephen A. Wynn.(32)

10.81	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(42)

10.82	Aircraft Time Sharing Agreement dated as of November 25, 2002, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(38)

10.83	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(38)

10.84	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(38)

10.85	Aircraft Time Sharing Agreement dated as of November 26, 2002, by and between Las Vegas Jet, LLC and Marc Schorr.(38)

10.86	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Marc Schorr.(38)

10.87	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Marc Schorr.(38)

10.88	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent.(11)

10.89	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(12)

10.90	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(13)

Exhibit No.	Description

10.91	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(19)

10.92	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(27)

10.93	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(28)

10.94	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent.(33)

10.95	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(35)

10.96	Credit Agreement dated June 21, 2007 among Wynn Resorts, Limited and Deutsche Bank Securities, Inc and Bank of America Securities LLC.(12)

10.97	First Amendment to Credit Agreement, dated as of August 1, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement.(17)

10.98	Second Amendment to Credit Agreement, dated as of November 13, 2008, among Wynn Resorts, Limited and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to the Credit Agreement.(23)

21.1	Subsidiaries of the Registrant.(44)

23.1	Consent of Ernst & Young LLP.(44)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original Form 10-K.(44)

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original Form 10-K.(44)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment.(45)

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment.(45)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.(44)

**101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and December 31 2010, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Stockholders’ Equity at December 31, 2011, 2010 and 2000, and (v) Notes to Consolidated Financial Statements.**(44)

*	Denotes management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(5)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(7)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 1, 2005.
(10)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(14)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.

(16)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2008.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 28, 2008.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 7, 2008.
(22)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2008.
(24)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2009.
(25)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 9, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 23, 2009.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(28)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on January 6, 2010.
(31)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 5, 2010.
(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(33)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 18, 2010.
(35)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(36)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 26, 2010.
(37)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 15, 2010.
(38)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2010.
(39)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 28, 2011.
(40)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 18, 2011.
(41)	Incorporated by reference from the Form S-8 Registration Statement filed by the Registrant on July 27, 2010.
(42)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2011.
(43)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 12, 2011.
(44)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 29, 2012.
(45)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: April 30, 2012	By	/s/ STEPHEN A. WYNN
Stephen A. Wynn Chairman of the Board and Chief Executive Officer (Principal Executive Officer)