Form 10-Q
period 2012-03-31
WYNN RESORTS LTD
filed 2012-05-10
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).     Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common stock, $0.01 par value	100,512,724

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,871,070	$1,262,587
Investment securities	121,633	122,066
Receivables, net	222,547	238,490
Inventories	68,163	72,061
Prepaid expenses and other	36,525	31,248

Total current assets	2,319,938	1,726,452
Property and equipment, net	4,802,373	4,865,332
Investment securities	67,641	91,501
Intangibles, net	34,637	35,751
Deferred financing costs	53,367	50,372
Deposits and other assets	120,796	125,712
Investment in unconsolidated affiliates	4,315	4,376

Total assets	$7,403,067	$6,899,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$162,488	$171,608
Current portion of long-term debt	168,023	407,934
Current portion of land concession obligation	13,436	13,425
Customer deposits	603,750	576,011
Gaming taxes payable	171,330	177,504
Accrued compensation and benefits	71,727	78,717
Accrued interest	48,417	49,989
Other accrued liabilities	102,320	94,642
Construction retention	2,223	4,471
Deferred income taxes, net	2,954	3,575
Income taxes payable	1,841	2,017

Total current liabilities	1,348,509	1,579,893
Long-term debt	5,328,006	2,809,785
Land concession obligation	103,943	103,854
Other long-term liabilities	129,648	128,216
Deferred income taxes, net	51,969	54,294

Total liabilities	6,962,075	4,676,042

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 113,371,866 and 137,937,088 shares issued; 100,512,724 and 125,080,998 shares outstanding	1,134	1,379
Treasury stock, at cost; 12,859,142 and 12,856,090 shares	(1,127,391)	(1,127,036)
Additional paid-in capital	1,245,644	3,177,471
Accumulated other comprehensive income	2,307	840
Retained earnings	126,981	36,368

Total Wynn Resorts, Limited stockholders’ equity	248,675	2,089,022
Noncontrolling interest	192,317	134,432

Total equity	440,992	2,223,454

Total liabilities and stockholders’ equity	$7,403,067	$6,899,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating revenues:
Casino	$1,049,279	$1,006,305
Rooms	117,503	115,381
Food and beverage	135,140	128,864
Entertainment, retail and other	105,909	98,954

Gross revenues	1,407,831	1,349,504
Less: promotional allowances	(94,333)	(89,232)

Net revenues	1,313,498	1,260,272

Operating costs and expenses:
Casino	674,656	624,355
Rooms	29,984	30,572
Food and beverage	70,396	65,997
Entertainment, retail and other	51,658	56,275
General and administrative	105,950	87,661
Provision for doubtful accounts	18,064	10,161
Depreciation and amortization	92,405	101,347
Property charges and other	10,286	3,348

Total operating costs and expenses	1,053,399	979,716

Operating income	260,099	280,556

Other income (expense):
Interest income	1,565	399
Interest expense, net of capitalized interest	(62,061)	(58,263)
Increase in swap fair value	2,284	4,230
Loss on retirement of debt	(4,828)	—
Equity in income from unconsolidated affiliates	465	602
Other	768	917

Other income (expense), net	(61,807)	(52,115)

Income before income taxes	198,292	228,441
Benefit (provision) for income taxes	117	(2,106)

Net income	198,409	226,335
Less: Net income attributable to noncontrolling interests	(57,845)	(52,531)

Net income attributable to Wynn Resorts, Limited	$140,564	$173,804

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.25	$1.40
Diluted	$1.23	$1.39
Weighted average common shares outstanding:
Basic	112,704	123,757
Diluted	114,008	125,371

Dividends declared per common share	$0.50	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$198,409	$226,335

Other comprehensive income:
Foreign currency translation adjustments, net of tax	634	(1,243)
Unrealized gain on available-for-sale securities, net of tax	1,264	—

Total comprehensive income	200,307	225,092

Less: Comprehensive income attributable to noncontrolling interest	(58,276)	(52,186)

Comprehensive income attributable to Wynn Resorts, Limited	$142,031	$172,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$198,409	$226,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,405	101,347
Deferred income taxes	(2,450)	1,817
Stock-based compensation	2,648	6,745
Excess tax benefits from stock-based compensation	(489)	(991)
Amortization and write-offs of deferred financing costs and other	6,887	3,345
Loss on retirement of debt	4,828	—
Provision for doubtful accounts	18,064	10,161
Property charges and other	9,506	3,348
Equity in income of unconsolidated affiliates, net of distributions	61	298
Increase in swap fair value	(2,284)	(4,230)
Increase (decrease) in cash from changes in:
Receivables, net	(2,041)	(9,564)
Inventories and prepaid expenses and other	(1,370)	3,031
Accounts payable and accrued expenses	14,316	(18,463)

Net cash provided by operating activities	338,490	323,179

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(35,493)	(32,347)
Purchase of corporate debt securities	(7,231)	—
Proceeds from sale or maturity of corporate debt securities	31,964	—
Deposits and purchase of other assets	(1,565)	(4,444)
Proceeds from sale of equipment	298	53

Net cash used in investing activities	(12,027)	(36,738)

Cash flows from financing activities:
Proceeds from exercise of stock options	586	2,254
Excess tax benefits from stock-based compensation	489	991
Dividend paid	(50,367)	—
Proceeds from issuance of long-term debt	900,000	—
Principal payments on long-term debt	(558,878)	(100,980)
Purchase of treasury stock	(355)	—
Payment of deferred financing costs	(10,665)	(58)

Net cash provided by (used in) financing activities	280,810	(97,793)

Effect of exchange rate on cash	1,210	(315)

Cash and cash equivalents:
Increase in cash and cash equivalents	608,483	188,333
Balance, beginning of period	1,262,587	1,258,499

Balance, end of period	$1,871,070	$1,446,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2012	125,080,998	$1,379	$(1,127,036)	$3,177,471	$840	$36,368	$2,089,022	$134,432	$2,223,454
Stock redemption	(24,549,222)	(245)	–	(1,936,198)	–	–	(1,936,443)	–	(1,936,443)
Net income	–	–	–	–	–	140,564	140,564	57,845	198,409
Currency translation adjustment	–	–	–	–	458	–	458	176	634
Net unrealized gain on investments	–	–	–	–	1,009	–	1,009	255	1,264
Exercise of stock options	13,000	–	–	586	–	–	586	–	586
Cancellation of restricted stock	(29,000)	–	–	–	–	–	–	–	–
Purchase of treasury stock	(3,052)	–	(355)	–	–	–	(355)	–	(355)
Cash dividends	–	–	–	200	–	(49,951)	(49,751)	–	(49,751)
Excess tax benefits from stock-based compensation	–	–	–	496	–	–	496	–	496
Stock-based compensation	–	–	–	3,089	–	–	3,089	(391)	2,698

Balances, March 31, 2012	100,512,724	$1,134	$(1,127,391)	$1,245,644	$2,307	$126,981	$248,675	$192,317	$440,992

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2012, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1.3 billion and $545 million at March 31, 2012 and December 31, 2011, respectively, were invested in time deposits and money market accounts.

Investment Securities

Investment securities consist of short-term and long-term investments in domestic and foreign corporate debt securities and commercial paper. The Company’s investment policy requires investments to be investment grade and limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity/available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s current investments are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2012 and December 31, 2011, approximately 82% and 85%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Rooms	$13,394	$13,605
Food and beverage	28,394	26,742
Entertainment, retail and other	4,718	4,479

Total	$46,506	$44,826

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $464.5 million and $425.3 million for the three months ended March 31, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are included in general and administrative expenses. For the three months ended March 31, 2012 and 2011, advertising costs totaled approximately $4.7 million and $3.6 million, respectively.

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

The following table presents assets and liabilities carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

As of March 31, 2012
Cash equivalents	$1,252,347	$689,790	$562,557	—
Interest rate swaps	$5,014	—	$5,014	—
Available-for-sale securities	$189,274	—	$189,274	—

As of December 31, 2011

Cash equivalents	$545,045	$363,104	$181,941	—
Interest rate swaps	$7,298	—	$7,298	—
Available-for-sale securities	$213,567	—	$213,567	—

3. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include stock options and nonvested stock. The weighted average common shares outstanding decreased for the three months ended March 31, 2012, due to the redemption and cancelation of 24,549,222 common shares on February 18, 2012, from a former stockholder and related party as described in Notes 9 and 15.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Weighted average common shares outstanding (used in calculation of basic earnings per share)	112,704	123,757
Potential dilution from the assumed exercise of stock options and nonvested stock	1,304	1,614

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	114,008	125,371

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	535	640

4. Comprehensive Income

The following table presents the changes by component in Accumulated Other Comprehensive Income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized Gain/loss on securities	Accumulated other comprehensive income
December 31, 2011	$2,409	$(1,569)	$840
Current period other comprehensive income	458	1,009	1,467

March 31, 2012	$2,867	$(560)	$2,307

5. Supplemental Disclosure of Cash Flow Information

In February 2012, the Company redeemed and canceled 24,549,222 shares of common stock from a former stockholder and related party with the issuance of a $1.94 billion promissory note due in 2022. For details of this transaction see Notes 9 and 15.

Interest paid for the three months ended March 31, 2012 and 2011, totaled approximately $60.6 million and $66.6 million, respectively. Capitalized interest was $0.2 million for the three months ended March 31, 2012. No interest was capitalized during the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, capital expenditures include a decrease of $4.1 million and $3.8 million, respectively, in construction payables and retention.

6. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
March 31, 2012
Domestic and foreign corporate bonds	$171,908	$101	$(906)	$171,103
Commercial paper	18,171	7	(7)	18,171

	$190,079	$108	$(913)	$189,274

December 31, 2011
Domestic and foreign corporate bonds	$196,986	$20	$(2,070)	$194,936
Commercial paper	18,651	1	(21)	18,631

	$215,637	$21	$(2,091)	$213,567

For investments with unrealized losses as of March 31, 2012 and December 31, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date. All of the investments in a continuous loss position have been so for less than 12 months.

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

The amortized cost and estimated fair value of these investment securities at March 31, 2012, by contractual maturity, are as follows (amounts in thousands):

	Amortized Cost	Fair value
Available-for-sale securities:
Due in one year or less	$121,707	$121,633
Due after one year through three years	68,372	67,641

	$190,079	$189,274

7. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Casino	$293,596	$301,658
Hotel	19,039	20,790
Retail leases and other	53,680	45,520

	366,315	367,968
Less: allowance for doubtful accounts	(143,768)	(129,478)

	$222,547	$238,490

8. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31,	December 31,
	2012	2011
Land and improvements	$731,501	$730,335
Buildings and improvements	3,771,226	3,777,612
Airplanes	77,436	77,436
Furniture, fixtures and equipment	1,652,307	1,655,655
Leasehold interest in land	316,702	316,437
Construction in progress	53,113	28,477

	6,602,285	6,585,952
Less: accumulated depreciation	(1,799,912)	(1,720,620)

	$4,802,373	$4,865,332

9. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $8,289 at March 31, 2012 and $8,578 at December 31, 2011	$491,711	$491,422
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,751 at March 31, 2012 and $1,789 at December 31, 2011	350,259	350,221
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	—
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	—	—
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	—	—
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	—	330,605
Wynn Macau Senior Term Loan Facilities (as amended June 2007), due June 27, 2014; interest at LIBOR or HIBOR plus 1.25% - 1.75%	440,408	477,251
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25%	—	150,400
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	—
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	35,000	35,350
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	22,208	22,208

	5,496,029	3,217,719
Current portion of long-term debt	(168,023)	(407,934)

	$5,328,006	$2,809,785

5	3/8% Wynn Las Vegas First Mortgage Notes

On March 12, 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities.

The 2022 Notes will mature on March 15, 2022 and bear interest at the rate of 5 3/8% per annum. The Issuers may redeem all or a portion of the 2022 Notes at any time on or after March 15, 2017, at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to March 15, 2015, the Issuers may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net proceeds of one or more qualified equity contributions made to the Issuers by their parent, Wynn Resorts, Limited. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. If the Issuers sell certain assets or suffer an event of loss, and the Issuers do not use the sale or insurance proceeds for specified purposes, they must offer to repurchase the 2022 Notes at 100% of the principal amount, plus accrued and unpaid interest. The 2022 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Wynn Las Vegas revolving credit facilities (“Wynn Las Vegas, LLC Credit Facilities,” as described below) and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the

7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of Wynn Las Vegas’ equity interests, all of which is the same collateral that secures borrowings under the Wynn Las Vegas credit facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes.

The 2022 Indenture contains covenants limiting the Issuers’ and the Issuers’ restricted subsidiaries’ ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; issue stock of, or member’s interests in, subsidiaries; enter into sale-leaseback transactions; engage in other businesses; merge or consolidate with another company; transfer and sell assets; issue disqualified stock; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

The 2022 Notes have not been registered under the Securities Act of 1933 (the “Securities Act”) or under any state securities laws. Therefore, the Issuers may not offer or sell the notes within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

Wynn Las Vegas Revolving Credit Facilities

On March 12, 2012, Wynn Las Vegas, LLC entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amends the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, Wynn Las Vegas, LLC has prepaid all term loans under the Wynn Las Vegas Credit Agreement, has terminated all of its revolving credit commitments that were due to expire in 2013, and has terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing fees of $4.8 million; all related to the Wynn Las Vegas term loan and revolving credit facilities.

As of March 31, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of March 31, 2012.

Wynn Macau Credit Facilities

During the three months ended March 31, 2012, the Company repaid $150.4 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. As of March 31, 2012, the outstanding balance was $0 and the Company had availability of $1 billion under the Wynn Macau Senior Revolving Credit Facility. This facility matures in June 2012. Beginning in September 2011, quarterly payments became due under the Wynn Macau Senior Term Loan Facilities and during the three months ended March 31, 2012, we repaid $37 million. As of March 31, 2012, the Wynn Macau Senior Term Loan Facilities were fully drawn, with total amounts outstanding of $440.4 million.

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Price Promissory Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Price Promissory Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum payable annually in arrears on each anniversary of the date of the Redemption Price Promissory Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Redemption Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company has recorded the fair value of the Redemption Price Promissory Note (the “Note”) at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Note, its stated interest rate, and the uncertainty of the related cash flows of the Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Note 15); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Note could be less than the contractual life of the Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with lives similar to the estimated life of the Note. As a result of this analysis, the Company concluded the Note’s stated rate of 2% approximated a market rate.

Debt Covenant Compliance

As of March 31, 2012, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion and $2.2 billion at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based on recent trades (level 2 inputs), was approximately $3.3 billion and $2.4 billion at March 31, 2012 and December 31, 2011, respectively. The net book value of the Company’s other debt instruments, excluding the Redemption Price Promissory Note, was approximately $497.6 million and $1.1 billion at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s other debt instruments was approximately $488.8 million and $1 billion at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of the Redemption Price Promissory Note was approximately $1.94 billion at March 31, 2012.

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

The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards for fair value measurements. The Company utilized Level 2 inputs as described in Note 2 to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of March 31, 2012 and December 31, 2011, the interest rate swap liabilities are included in other current accrued liabilities.

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
(amounts in thousands)
March 31, 2012	$3,659	$1,355	$5,014
December 31, 2011	$4,628	$2,670	$7,298

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

Wynn Macau Swap

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

11. Related Party Transactions

Related Party Share Redemption

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Price Promissory Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2012 and December 31, 2011, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $0.9 million and $0.4 million, respectively.

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The SW Lease amends and restates a prior lease. The SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the SW Lease, the rental value of the villa suite is treated as imputed income to Mr. Wynn, and is equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value is $440,000 per year based on the current fair market value as established by the Audit Committee of the Company in reliance upon the opinion of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee, with the assistance of an independent third-party appraisal. Certain services for, and maintenance of, the villa suite are included in the rental, as well as the use of minimal warehouse space at Wynn Las Vegas.

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

12. Property Charges and Other

Property charges and other for the three months ended March 31, 2012 and 2011, were $10.3 million and $3.3 million, respectively. Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2012 and 2011, included miscellaneous renovations and abandonments at our resorts.

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

Net income attributable to noncontrolling interest was $57.8 million and $52.5 million for the three months ended March 31, 2012 and 2011, respectively.

14. Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Casino	$(770)	$2,629
Rooms	102	98
Food and beverage	27	211
Entertainment, retail and other	14	7
General and administrative	3,275	3,800

Total stock-based compensation expense	2,648	6,745
Total stock-based compensation capitalized	50	195

Total stock-based compensation costs	$2,698	$6,940

For the three months ended March 31, 2012, the Company reversed stock-based compensation expense related to stock options and restricted stock granted in 2008 with an approximate 8 year cliff vest provision that were forfeited during the quarter.

15. Commitments and Contingencies

Wynn Macau

Cotai Development and Land Concession Contract. In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The Company anticipates constructing a full scale integrated resort containing a casino, approximately 2,000 rooms and suites, convention, retail, entertainment and food and beverage offerings on this land. The Company continues to finalize the project scope, timeline and budget.

The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as described in the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of March 31, 2012 and December 31, 2011, the Company has recorded this obligation and related asset with $13.4 million included as a current liability and $103.9 million included as a long-term liability. Wynn Macau will also be required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

Cotai Land Agreement. On August 1, 2008, subsidiaries of Wynn Resorts, Limited entered into an agreement with an unrelated third party to make a one-time payment in the amount of $50 million in consideration of the unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land noted above. The agreement requires the payment to be made within 15 days after the Macau government publishes the Company’s rights to the Cotai land in the government’s official gazette which publication occurred on May 2, 2012. The Company accrued this $50 million obligation as a current liability which is included in other accrued liabilities as of March 31, 2012 and December 31, 2011, when the Company accepted the draft land concession.

Litigation

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with Judicial Arbitration and Mediation Services regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the District Court of Clark County, Nevada, on May 10, 2010. APC removed the action to the United States District Court, District of Nevada. In March 2011, the court denied APC’s motion to compel arbitration. APC has appealed. Management believes that APC’s claim against the Company is without merit and intends to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort, had denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and had refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Company’s articles of incorporation. The Board was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. The Redemption Price Promissory Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Price Promissory Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

On February 19, 2012, Wynn Resorts filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation, companies controlled by Mr. Okada, alleging breaches of fiduciary duty and related claims. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents. On March 12, 2012, Aruze USA, Inc. and Universal Entertainment Corporation removed the action to the United States District Court for the District of Nevada. On that same date, Aruze USA, Inc. and Universal Entertainment Corporation filed an answer denying the claims and a counterclaim that purports to assert claims against the Company, each of the members of the Company’s board (other than Mr. Okada) and a senior executive of the Company. Among other relief, the counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership and damages in an unspecified amount. The Company’s claim of February 19, 2012, was removed to federal court. On March 29, 2012, the Company filed a motion to remand the action to state court and to request an extension to answer. The motion to remand is pending and the request for extension to answer was granted on March 30, 2012, giving the Company until May 21, 2012 to answer the counterclaim.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

The Company has provided the Freeh Report to applicable regulators and intends to cooperate with any related investigation that such regulators may undertake. The conduct of Mr. Okada and his affiliates and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, as described below the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

Litigation Commenced by Aruze USA, Inc. and Affiliates and Related Matters

In May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the boards of directors of both the Company and Wynn Macau, Limited and approved by 15 of the 16 directors who serve on those boards. The sole dissenting vote was cast by Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

Mr. Okada commenced litigation on January 11, 2012, in the District Court of Clark County, Nevada seeking to compel the Company to produce information relating to the donation to the University of Macau, among other things.

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company is cooperating with the Salt Lake Regional Office staff and intends to fully comply with the SEC’s request.

At a hearing on February 9, 2012, the Nevada state court stated that, as a director of the Company, Mr. Okada had the right to make a reasonable inspection of the Company’s corporate books and records. Following the hearing, the Company released certain documents to Mr. Okada for his inspection. At a subsequent hearing on March 8, 2012, the court considered Mr. Okada’s request that the Company’s board make additional documents available to him, and ruled that Mr. Okada was entitled to inspect two additional pages of documents. The Company promptly complied with the court’s ruling.

Related litigation

The Louisiana Municipal Police Employees’ Retirement System (“LMPERS”), Maryanne Solak, Excavators Union Local 731 Welfare Fund, Boilermakers Lodge No. 154 Retirement Fund and Danny Hinson, have each commenced separate derivative actions in the United States District Court, District of Nevada, against the Company and all members of its Board of Directors. All five complaints assert claims for breach of fiduciary duty and waste of corporate assets related to the University of Macau pledge, and four of the complaints (all but for Solak) base those same claims on the investigation of and lawsuit against Okada. All five complaints seek unspecified monetary damages and four of the complaints (all but for Solak) seek orders for the Company to take necessary actions to reform and improve its corporate governance procedures. In addition, two of the complaints (LMPERS and Excavators) seek a permanent injunction of any further breaches of fiduciary duty and any further payments of the pledge to University of Macau. The Company, a nominal defendant, has been served with process in three of the five actions. The directors have been served with process in two of the five actions. All parties are coordinating service and response deadlines. In April 2012, Danny Hinson filed a voluntary dismissal of this complaint without prejudice and Maryanne Solak filed a motion to reassign all the foregoing actions to the same United States District Court Judge.

16. Income Taxes

For the three months ended March 31, 2012 and 2011, the Company recorded tax benefit of $0.1 million and tax expense of $2.1 million, respectively. The Company’s income tax benefit is primarily related to an increase in deferred tax assets reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended March 31, 2012, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.5 million.

Wynn Macau, S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of approximately $22.4 million and $21.2 million in such taxes during the three months ended March 31, 2012 and 2011, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In April 2012, the Company reached an agreement with the Appellate division of the Internal Revenue Service (“IRS”) regarding issues raised during the examination of the 2006 through 2009 U.S. income tax returns. The issues for consideration by the Appellate division were temporary differences related to the treatment of discounts extended to certain Las Vegas casino customers gambling on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. The settlement with the Appellate division does not impact the Company’s unrecognized tax benefits. The settlement of the 2006 through 2009 examination issues results in a cash tax payment of $1.3 million and the utilization of $3.1 million and $0.9 million in foreign tax credit and general business credit carryforwards, respectively.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
Assets
Las Vegas Operations	$4,516,919	$4,035,398
Macau Operations	2,243,289	2,202,683
Corporate and other	642,859	661,415

	$7,403,067	$6,899,496

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Net Revenues
Las Vegas Operations	$362,795	$394,590
Macau Operations	950,703	865,682

Total Net Revenues	$1,313,498	$1,260,272

Adjusted Property EBITDA (1)
Las Vegas Operations	$100,884	$132,127
Macau Operations	289,773	272,831

Total	390,657	404,958

Other operating costs and expenses
Depreciation and amortization	92,405	101,347
Property charges and other	10,286	3,348
Corporate expenses and other	27,402	19,105
Equity in income from unconsolidated affiliates	465	602

Total	130,558	124,402

Operating income	260,099	280,556

Non-operating costs and expenses
Interest income	1,565	399
Interest expense, net of amounts capitalized	(62,061)	(58,263)
Increase in swap fair value	2,284	4,230
Loss on retirement of debt	(4,828)	—
Equity in income from unconsolidated affiliates	465	602
Other	768	917

Total	(61,807)	(52,115)

Income before income taxes	198,292	228,441

Benefit (provision) for income taxes	117	(2,106)

Net income	$198,409	$226,335

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Subsequent Events

On May 7, 2012, the Company announced a cash dividend of $0.50 per share, payable on June 4, 2012 to stockholders of record as of May 14, 2012.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	results of probity investigations;

•	regulatory or enforcement actions;

•	pending or future legal proceedings;

•	fluctuations in occupancy rates and average daily room rates;

•	continued high unemployment;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, a destination casino resort which opened on April 28, 2005. In December 2008, we expanded Wynn Las Vegas with the opening of Encore at Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as our “Las Vegas Operations.” In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. On April 21, 2010, we opened Encore at Wynn Macau, a further expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as our “Macau Operations.”

Our Resorts

The following table sets forth information about our resorts as of April 2012:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	220	2,415
Macau Operations	1,008	265,000	490	925

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

•

Approximately 99,770 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

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

•

Approximately 54,200 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ermenegildo Zegna, Ferrari, Giorgio Armani, Gucci, Hermes, Hugo Boss, Jaeger LeCoultre, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, and others;

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

In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. In December 2011, we made a $62.5 million initial deposit under the draft land concession contract. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. We anticipate constructing a full scale integrated resort containing a casino, approximately 2,000 rooms and suites, convention, retail, entertainment and food and beverage offerings on this land. We continue to finalize the project scope, timeline and budget.

Results of Operations

The table below presents our net revenues (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Net Revenues
Las Vegas Operations	$362,795	$394,590
Macau Operations	950,703	865,682

Total Net Revenues	$1,313,498	$1,260,272

Reliance on only two resort complexes (in two geographic regions) for our operating cash flow exposes us to certain risks that competitors, whose operations are more diversified, may be better able to control. In addition to the concentration of operations in two resort complexes, many of our customers are premium gaming customers who wager on credit, thus exposing us to credit risk. High-end gaming also increases the potential for variability in our results.

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

The measurement method in Las Vegas and in the general casino in Macau tracks the initial purchase of chips at the table while the measurement method in our VIP casino in Macau tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than Las Vegas and the general casino in Macau. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP casino in Macau when compared to Las Vegas and the general casino in Macau.

Even though both use the same measurement method, we experience different win percentages in Las Vegas and the general casino in Macau. This difference is primarily due to the difference in the mix of table games and customer playing habits between the two casinos. Each type of table game has its own theoretical win percentage. In the second quarter of 2011, we increased our expectations for table games win percentage in the general casino at Wynn Macau from 21%—23% to 26%—28% based on our experience since the opening of the Encore at Wynn Macau expansion.

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

Financial results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues

Net revenues for the three months ended March 31, 2012, were comprised of $1,049.3 million in casino revenues (79.9% of total net revenues) and $264.2 million of net non-casino revenues (20.1% of total net revenues). Net revenues for the three months ended March 31, 2011, are comprised of $1,006.3 million in casino revenues (79.8% of total net revenues) and $254 million of net non-casino revenues (20.2% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2012, of $1,049.3 million represents a $43 million (4.3%) increase from casino revenues of $1,006.3 million for the three months ended March 31, 2011.

For the three months ended March 31, 2012, our Las Vegas Operations experienced a $36.5 million (18.8%) decrease in casino revenues to $157.7 million, compared to the prior year due to a decrease in our average table games win percentage (before discounts). Our average table games win percentage decreased from 30.4% in 2011 to 22.8% in 2012. Our expected range is 21% to 24%. Drop increased 3.2% during the three months ended March 31, 2012, compared to the prior year quarter. Slot machine handle at our Las Vegas Operations increased slightly compared to the prior year quarter; however slot machine win decreased slightly as a result of lower hold.

Our Macau Operations experienced a $79.5 million (9.8%) increase in casino revenues to $891.6 million for the three months ended March 31, 2012, compared to the prior year quarter. We experienced a 10% increase in the VIP revenue segment due to a 14.6% increase in turnover. Our win as a percent of turnover for the three months ended March 31, 2012, was 2.59%, which is below our expected range of 2.7% to 3.0%, and compares to 2.69% in the prior year quarter. In our general casino, drop increased 3.6% when compared to the prior year quarter and the average table games win percentage was 30.3%, which is above the expected range of 26% to 28% and the 27.9% experienced for the three months ended March 31, 2011. Slot machine handle and win were basically flat compared to the prior year quarter.

For the three months ended March 31, 2012, room revenues were $117.5 million, an increase of $2.1 million (1.8%) compared to prior year quarter room revenue of $115.4 million. Room revenue at our Las Vegas Operations decreased approximately $0.6 million compared to the prior year quarter. In Las Vegas, during the three months ended March 31, 2012, we experienced an increase in room rates compared to the three months ended March 31, 2011, but this increase in rate was accompanied by a decrease in occupancy rate of 8.6 percentage points. ADR at our Las Vegas Operations has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. Room revenue at our Macau Operations increased $2.7 million (9.9%) due to an increase in occupancy and in the average daily room rate, both compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended March 31,
	2012	2011
Average Daily Rate
Las Vegas	$255	$240
Macau	324	307
Occupancy
Las Vegas	79.3%	87.9%
Macau	91.3%	88.6%
REVPAR
Las Vegas	$202	$211
Macau	296	272

Other non-casino revenues for the three months ended March 31, 2012, included food and beverage revenues of $135.1 million, retail revenues of $66.5 million, entertainment revenues of $21.1 million, and other revenues from outlets, including the spa and salon, of $18.3 million. Other non-casino revenues for the three months ended March 31, 2011, included food and beverage revenues of $128.9 million, retail revenues of $60.9 million, entertainment revenues of $20.7 million, and other revenues from outlets such as the spa and salon, of $17.4 million. Food and beverage revenues at our Las Vegas Operations increased $2.8 million, while our Macau Operations increased $3.4 million, as compared to the prior year quarter. The increase in Las Vegas is due primarily to business in our nightclubs. The increase in Macau is primarily due to increased visitation to our resort. Retail revenues at our Macau Operations increased $5.4 million, while retail revenues at our Las Vegas Operations increased $0.2 million. The increase at Wynn Macau is due to strong same-store sales growth and new stores. Entertainment revenues increased over the prior year quarter primarily due to increased revenue from both Garth Brooks, who performs in the Encore Theater, and “Le Rêve–The Dream,” a water-based theatrical production, offset by a loss of revenues for the Sinatra “Dance with Me” show, which ended its run in Las Vegas on April 23, 2011.

Departmental, Administrative and Other Expenses

For the three months ended March 31, 2012, departmental expenses included casino expenses of $674.7 million, room expenses of $30 million, food and beverage expenses of $70.4 million, and entertainment, retail and other expenses of $51.7 million. Also included are general and administrative expenses of $106 million and $18.1 million charged as a provision for doubtful accounts receivable. For the three months ended March 31, 2011, departmental expenses included casino expenses of $624.4 million, room expenses of $30.6 million, food and beverage expenses of $66 million, and entertainment, retail and other expenses of $56.3 million. Also included for the three months ended March 31, 2011, are general and administrative expenses of $87.7 million and $10.2 million charged as a provision for doubtful accounts receivable. Casino expenses have increased for the three months ended March 31, 2012, over the prior period due primarily to an increase in casino revenues at our Macau Operations where we incur a gaming revenue tax of 39%. General and administrative expense increased primarily due to legal and other costs incurred related to the share redemption and litigation with a former stockholder, combined with pay rate increases and an increase in repairs and maintenance costs at our Macau Operations. The provision for doubtful accounts increased for the three months ended March 31, 2012, primarily at our Macau Operations as the timing of collections has extended.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2012, was $92.4 million compared to $101.3 million for the three months ended March 31, 2011. This decrease is primarily due to assets with a 5-year life at Wynn Macau being fully depreciated as of September 2011.

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

Property charges and other

Property charges and other for the three months ended March 31, 2012, were $10.3 million compared to $3.3 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts. For the three months ended March 31, 2011, property charges and other related to the write off of certain costs related to a show cancellation in Las Vegas and miscellaneous renovations and abandonments at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $1.6 million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011. During 2012 and 2011, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While the majority of our short-term investments were primarily in money market accounts and time deposits with a maturity of three months or less, beginning in May 2011, we have invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income.

Interest expense was $62.1 million, net of capitalized interest of $0.2 million, for the three months ended March 31, 2012, compared to $58.3 million for the three months ended March 31, 2011. No interest was capitalized during the three months ended March 31, 2011. Our interest expense increased compared to the prior year quarter primarily due to the issuance of the $1.94 billion Redemption Price Promissory Note by Wynn Resorts, and the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings, all as described in Notes to Condensed Consolidated Financial Statements – Note 9 “Long-term Debt.”

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of $2.3 million for the three months ended March 31, 2012, resulting from the increase in the fair value of our interest rate swaps from December 31, 2011 to March 31, 2012. For the three months ended March 31, 2011, we recorded a gain of $4.2 million resulting from the increase in the fair value of interest rate swaps between December 31, 2010 and March 31, 2011. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

On March 12, 2012, Wynn Las Vegas entered into an eighth amendment to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). In connection with this amendment Wynn Las Vegas prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing fees of $4.8 million.

Income Taxes

For the three months ended March 31, 2012 and 2011, we recorded a tax benefit of $0.1 million and tax expense of $2.1 million, respectively. Our income tax benefit is primarily related to an increase in our deferred tax assets reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended March 31, 2012, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.5 million.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $22.4 million and $21.2 million in such taxes during the three months ended March 31, 2012 and 2011, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In April 2012, we reached an agreement with the Appellate division of the IRS regarding issues raised during the examination of our 2006 through 2009 U.S. income tax returns. The issues for consideration by the Appellate division were temporary differences related to the treatment of discounts extended to certain Las Vegas casino customers gambling on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. The settlement with the Appellate division does not impact our unrecognized tax benefits. The settlement of the 2006 through 2009 examination issues results in a cash tax payment of $1.3 million and the utilization of $3.1 million and $0.9 million in foreign tax credit and general business credit carryforwards, respectively.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $57.8 million for the three months ended March 31, 2012, compared to $52.5 million for the three months ended March 31, 2011. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Adjusted Property EBITDA

We use adjusted property EBITDA to manage the operating results of our segments. Adjusted property EBITDA is earnings before interest, taxes, depreciation, amortization, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use adjusted property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present adjusted property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses that do not relate to the management of specific casino properties. However, adjusted property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, adjusted property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in adjusted property EBITDA. Also, our calculation of adjusted property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes adjusted property EBITDA (amounts in thousands) for our Las Vegas and Macau Operations as reviewed by management and summarized in Notes to Condensed Consolidated Financial Statements – Note 17 “Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Three Months Ended
	March 31,
	2012	2011
Las Vegas Operations	$100,884	$132,127
Macau Operations	289,773	272,831

Total Adjusted Property EBITDA	$390,657	$404,958

For the three months ended March 31, 2011, our Las Vegas Operations benefited from a higher than normal table games win percentage as discussed above. The economic environment in the Las Vegas market is still uncertain.

Our Macau Operations adjusted property EBITDA has increased as the Macau market continues to grow. Refer to the discussions above regarding the specific details of our results of operations.

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

Net cash provided by operations for the three months ended March 31, 2012, was $338.5 million compared to $323.2 million provided by operations for the three months ended March 31, 2011. Cash flow from operations increased due to a reduction in cash paid for interest and changes in ordinary working capital accounts such as accrued expenses offset by a decrease in operating income.

Capital Resources

We require a certain amount of cash on hand for operations. At March 31, 2012, we had approximately $1.9 billion of cash and cash equivalents available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of this amount $725.1 million was held by Wynn Macau, Limited and its subsidiaries of which we own 72.3%. If repatriated to the U.S. on March 31, 2012, a significant portion of such cash would be subject to U.S. tax in the year of repatriation. Cash balances held by Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, was $385.9 million. We also have available-for-sale investments in foreign and domestic debt securities with maturities of up to 3 years totaling $189.3 million.

In addition, as of March 31, 2012, we had approximately $84.2 million of availability under our Wynn Las Vegas Credit Agreement and approximately $1 billion of availability under our Wynn Macau Senior Revolving Credit Facility. Debt maturities for the remainder of 2012 are $131.8 million.

We believe that cash flow from operations, availability under our bank credit facilities and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2012. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include investments in money market funds and domestic and foreign bank time deposits, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $35.5 million for the three months ended March 31, 2012, and related primarily to various renovations at our resorts. Capital expenditures for the three months ended March 31, 2011, were approximately $32.3 million and related primarily to the room and suite remodel at Wynn Las Vegas.

Financing Activities

Las Vegas Operations

On March 12, 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued $900 million aggregate principal amount of 5  3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities.

The 2022 Notes will mature on March 15, 2022 and bear interest at the rate of 5  3/8% per annum. The Issuers may redeem all or a portion of the 2022 Notes at any time on or after March 15, 2017, at a premium decreasing ratably to zero, plus accrued and unpaid interest. In addition, prior to March 15, 2015, the Issuers may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net proceeds of one or more qualified equity contributions made to the Issuers by their parent, Wynn Resorts, Limited. The 2022 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Wynn Las Vegas credit facilities and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of Wynn Las Vegas’ equity interests, all of which is the same collateral that secures borrowings under the Wynn Las Vegas credit facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under the Wynn Las Vegas credit facilities and the Existing Notes.

The 2022 Indenture contains covenants limiting the Issuers’ and the Issuers’ restricted subsidiaries’ ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; issue stock of, or member’s interests in, subsidiaries; enter into sale-leaseback transactions; engage in other businesses; merge or consolidate with another company; transfer and sell assets; issue disqualified stock; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

On March 12, 2012, Wynn Las Vegas, LLC entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amends the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, Wynn Las Vegas has prepaid all term loans under the Wynn Las Vegas Credit Agreement, has terminated all of its revolving credit commitments that were due to expire in 2013, and has terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, Wynn Las Vegas expensed deferred financing costs of $4.8 million.

As of March 31, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of March 31, 2012.

Macau Operations

As of March 31, 2012, our Wynn Macau credit facilities, as amended, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan”), and a $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S. dollars. The Wynn Macau Revolver and the Wynn Macau Term Loan are together referred to as the “Wynn Macau Credit Facilities.” Wynn Macau, S.A. also has the ability to increase the total facilities by an additional $50 million pursuant to the terms and provisions of the Amended Common Terms Agreement. During the three months ended March 31, 2012, we repaid $150.4 million of borrowings under the Wynn Macau Revolver. Beginning in September 2011, quarterly payments became due under the Wynn Macau Term Loan. As of March 31, 2012, the Wynn Macau Term Loan was fully drawn, with total amounts outstanding of $440.4 million and we had no borrowings outstanding under the Wynn Macau Revolver. We had $1 billion of availability under the Wynn Macau Revolver as of March 31, 2012. The Wynn Macau Revolver will mature in June 2012.

The Wynn Macau Term Loan matures in June 2014, and the Wynn Macau Revolver matures in June 2012. The principal amount of the Wynn Macau Term Loan is required to be repaid in quarterly installments that commenced in September 2011, with $144.8 million due in the next twelve months. Borrowings under the Wynn Macau Credit Facilities bear interest at LIBOR or the Hong Kong Interbank Offer Rate (“HIBOR”) plus a margin of 1.25% to 2.00% depending on Wynn Macau’s leverage ratio at the end of each quarter. At March 31, 2012, the margin was 1.25% to 1.75%.

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined, of not greater than 3.50 to 1 as of March 31, 2012, and an Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that Wynn Macau was in compliance with all covenants at March 31, 2012.

Wynn Resorts Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” our articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. We engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, we issued the Redemption Price Promissory Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Price Promissory Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Price Promissory Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Price Promissory Note. In no instance shall any payment obligation under the Redemption Price Promissory Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Price Promissory Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Price Promissory Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for floating-for-fixed interest rate swaps described under Item 3. Quantitative and Qualitative Disclosures About Market Risk. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2012, we had outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

As noted above, during the three months ended March 31, 2012, Wynn Las Vegas, LLC issued $900 million in 5  3/8% first mortgage notes due 2022, repaid all amounts outstanding under the term loan facilities totaling $370.9 million, reduced its revolving facilities to $100 million and Wynn Resorts issued a $1.94 billion promissory note payable in 2022, all as described above. Other than those transactions, there have been no material changes during the quarter to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the Existing Notes and the 2022 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facilities contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand, operating cash flow and availability under the Wynn Las Vegas Revolver. We cannot assure you; however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Revolver. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

The Company’s articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts’ capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by the Company. The redemption price may be paid in cash, by promissory note or both, as required by the applicable gaming authority and, if not, as we elect. Any promissory note that we issue to an unsuitable person or its affiliate in exchange for its shares could increase our debt to equity ratio and would increase our leverage ratio.

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under the provision of our articles of incorporation and redeemed and canceled all of Aruze USA, Inc’s, 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to our articles of incorporation, we issued the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Price Promissory Note, see Notes to Condensed Consolidated Financial Statements–Note 15 “Commitments and Contingencies.”

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these policies for the three months ended March 31, 2012.

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

Wynn Las Vegas

As of March 31, 2012, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we pay a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. This interest rate swap agreement matures in November 2012.

Wynn Macau

As of March 31, 2012, we have one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities. Under this swap agreement, we pay a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixes the interest rate on HK$2.3 billion (approximately US$300 million) of borrowings under the Wynn Macau Credit Facilities at approximately 3.4%. This interest rate swap agreement matures in June 2012.

Summary of Historical Fair Values

The following table presents the historical liability fair values of our interest rate swap arrangements as of March 31, 2012 and December 31, 2011 (amounts in thousands):

Liability fair value:	Las Vegas	Macau	Total Interest Rate Swaps
March 31, 2012	$3,659	$1,355	$5,014
December 31, 2011	$4,628	$2,670	$7,298

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

Interest Rate Sensitivity

As of March 31, 2012, our long-term debt was essentially based on fixed rates, including the notional amount of our swaps.

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

As of March 31, 2012, in addition to Hong Kong dollars, Wynn Macau also holds other foreign currencies, primarily CNH (offshore renminbi).

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal matters see Notes to Condensed Consolidated Financial Statements – Note 15 “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to those risk factors during the three months ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program. On May 7, 2012, the Company announced a dividend of $0.50 per share, payable on June 4, 2012 to stockholders of record as of May 14, 2012. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments”

as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas Credit Agreement contains similar restrictions. While the Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Issuer Purchases of Equity Securities

In February 2012, the Company repurchased a total of 3,052 shares at an average price of $116.32 per share in satisfaction of tax withholding obligations on vested restricted stock. In addition, as previously disclosed, based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares for a Redemption Price Promissory Note of $1.94 billion. None of the foregoing shares were purchased as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee. (3)

10.2	Eighth Amendment to Amended and Restated Credit Agreement dated as of March 12, 2012 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (3)

10.3	Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (3)

10.4	Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.(3)

10.5	Promissory Note, dated February 18, 2012, made by Wynn Resorts, Limited to Aruze USA, Inc.(4)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the quarters ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statement of Stockholders’ Equity at March 31, 2012 and (vi) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Form 8-K filed by the Registrant on March 13, 2012 and incorporated herein by reference.

(4)	Previously filed with the Form 8-K filed by the Registrant on February 21, 2012 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 10, 2012	By:	/s/ Matt Maddox
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)