Form 10-Q
period 2012-06-30
WYNN RESORTS LTD
filed 2012-08-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common stock, $0.01 par value	100,522,136

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item  1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,933,189	$1,262,587
Investment securities	219,130	122,066
Receivables, net	218,068	238,490
Inventories	66,287	72,061
Prepaid expenses and other	34,044	31,248

Total current assets	2,470,718	1,726,452
Property and equipment, net	4,744,574	4,865,332
Investment securities	54,445	91,501
Intangibles, net	33,523	35,751
Deferred financing costs, net	53,159	50,372
Deposits and other assets	119,970	125,712
Investment in unconsolidated affiliates	4,202	4,376

Total assets	$7,480,591	$6,899,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payable	$158,665	$171,608
Current portion of long-term debt	165,796	407,934
Current portion of land concession obligation	27,230	13,425
Customer deposits	608,929	576,011
Gaming taxes payable	155,432	177,504
Accrued compensation and benefits	85,139	78,717
Accrued interest	79,768	49,989
Other accrued liabilities	48,356	94,642
Construction retention	3,501	4,471
Deferred income taxes, net	3,505	3,575
Income taxes payable	727	2,017

Total current liabilities	1,337,048	1,579,893
Long-term debt	5,292,218	2,809,785
Land concession obligation	90,243	103,854
Other long-term liabilities	119,735	128,216
Deferred income taxes, net	45,875	54,294

Total liabilities	6,885,119	4,676,042

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 113,385,866 and 137,937,088 shares issued; 100,522,798 and 125,080,998 shares outstanding	1,134	1,379
Treasury stock, at cost; 12,863,068 and 12,856,090 shares	(1,127,883)	(1,127,036)
Additional paid-in capital	1,251,504	3,177,471
Accumulated other comprehensive income	2,096	840
Retained earnings	214,791	36,368

Total Wynn Resorts, Limited stockholders’ equity	341,642	2,089,022
Noncontrolling interest	253,830	134,432

Total equity	595,472	2,223,454

Total liabilities and stockholders’ equity	$7,480,591	$6,899,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Casino	$953,390	$1,082,043	$2,002,669	$2,088,348
Rooms	124,880	119,998	242,383	235,379
Food and beverage	161,137	147,787	296,277	276,651
Entertainment, retail and other	101,402	102,416	207,311	201,370

Gross revenues	1,340,809	1,452,244	2,748,640	2,801,748
Less: promotional allowances	(87,602)	(84,891)	(181,935)	(174,123)

Net revenues	1,253,207	1,367,353	2,566,705	2,627,625

Operating costs and expenses:
Casino	645,688	684,505	1,320,344	1,308,860
Rooms	33,265	31,887	63,249	62,459
Food and beverage	84,522	74,956	154,918	140,953
Entertainment, retail and other	46,108	54,164	97,766	110,439
General and administrative	99,777	91,912	205,727	179,573
Provision for doubtful accounts	(17,279)	3,784	785	13,945
Depreciation and amortization	93,463	102,052	185,868	203,399
Property charges and other	3,540	111,060	13,826	114,408

Total operating costs and expenses	989,084	1,154,320	2,042,483	2,134,036

Operating income	264,123	213,033	524,222	493,589

Other income (expense):
Interest income	2,483	1,577	4,048	1,976
Interest expense, net of capitalized interest	(73,874)	(58,231)	(135,935)	(116,494)
Increase in swap fair value	2,646	3,135	4,930	7,365
Loss on retirement of debt	—	—	(4,828)	—
Equity in income from unconsolidated affiliates	256	264	721	866
Other	(1,081)	784	(313)	1,701

Other income (expense), net	(69,570)	(52,471)	(131,377)	(104,586)

Income before income taxes	194,553	160,562	392,845	389,003
Benefit (provision) for income taxes	4,740	(5,231)	4,857	(7,337)

Net income	199,293	155,331	397,702	381,666
Less: Net income attributable to noncontrolling interest	(61,229)	(33,300)	(119,074)	(85,831)

Net income attributable to Wynn Resorts, Limited	$138,064	$122,031	$278,628	$295,835

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.38	$0.98	$2.62	$2.39
Diluted	$1.37	$0.97	$2.59	$2.36
Weighted average common shares outstanding:
Basic	99,782	123,970	106,243	123,864
Diluted	101,010	125,729	107,508	125,567
Dividends declared per common share:	$0.50	$0.50	$1.00	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$199,293	$155,331	$397,702	$381,666
Other comprehensive income:
Foreign currency translation adjustments, net of tax	109	1,286	743	44
Unrealized gain (loss) on available-for-sale securities, net of tax	(339)	—	925	—

Total comprehensive income	199,063	156,617	399,370	381,710
Less: Comprehensive income attributable to noncontrolling interest	(61,210)	(33,656)	(119,486)	(85,843)

Comprehensive income attributable to Wynn Resorts, Limited	$137,853	$122,961	$279,884	$295,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$397,702	$381,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,868	203,399
Deferred income taxes	(7,409)	6,831
Stock-based compensation	7,854	12,676
Excess tax benefits from stock-based compensation	(1,059)	(7,554)
Amortization and write-offs of deferred financing costs and other	12,710	9,501
Loss on retirement of debt	4,828	—
Provision for doubtful accounts	785	13,945
Property charges and other	12,976	87,530
Equity in income of unconsolidated affiliates, net of distributions	174	34
Increase in swap fair value	(4,930)	(7,365)
Increase (decrease) in cash from changes in:
Receivables, net	19,766	(7,270)
Inventories and prepaid expenses and other	3,000	8,997
Accounts payable and accrued expenses	28,557	128,608

Net cash provided by operating activities	660,822	830,998

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(115,341)	(51,278)
Purchase of corporate debt securities	(121,408)	(171,989)
Proceeds from sale or maturity of corporate debt securities	60,008	—
Deposits and purchase of other assets	(3,568)	(21,359)
Proceeds from sale of equipment	334	94

Net cash used in investing activities	(179,975)	(244,532)

Cash flows from financing activities:
Proceeds from exercise of stock options	912	18,163
Excess tax benefits from stock-based compensation	1,059	7,554
Dividends paid	(100,859)	(62,785)
Proceeds from issuance of long-term debt	900,000	—
Purchase of treasury stock	(847)	(1,047)
Principal payments on long-term debt	(597,435)	(122,004)
Interest rate swap settlement	(2,368)	—
Payment of deferred financing costs	(11,268)	(58)

Net cash provided by (used in) financing activities	189,194	(160,177)

Effect of exchange rate on cash	561	201

Cash and cash equivalents:
Increase in cash and cash equivalents	670,602	426,490
Balance, beginning of period	1,262,587	1,258,499

Balance, end of period	$1,933,189	$1,684,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2012	125,080,998	$1,379	$(1,127,036)	$3,177,471	$840	$36,368	$2,089,022	$134,432	$2,223,454
Stock redemption	(24,549,222)	(245)	—	(1,936,198)	—	—	(1,936,443)	—	(1,936,443)
Net income	—	—	—	—	—	278,628	278,628	119,074	397,702
Currency translation adjustment	—	—	—	—	537	—	537	206	743
Net unrealized gain on investments	—	—	—	—	719	—	719	206	925
Exercise of stock options	27,000	—	—	912	—	—	912	—	912
Cancellation of restricted stock	(29,000)	—	—	—	—	—	—	—	—
Purchase of treasury stock	(6,978)	—	(847)	—	—	—	(847)	—	(847)
Cash dividends	—	—	—	200	—	(100,205)	(100,005)	—	(100,005)
Excess tax benefits from stock-based compensation	—	—	—	1,080	—	—	1,080	—	1,080
Stock-based compensation	—	—	—	8,039	—	—	8,039	(88)	7,951

Balances, June 30, 2012	100,522,798	$1,134	$(1,127,883)	$1,251,504	$2,096	$214,791	$341,642	$253,830	$595,472

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in the 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the previous periods have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net income.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2012, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1.2 billion and $545 million at June 30, 2012 and December 31, 2011, respectively, were invested in time deposits, money market accounts and commercial paper. In addition, the Company held cash in bank and cash on hand of approximately $773.2 million and $717.5 million as of June 30, 2012 and December 31, 2011, respectively.

Investment Securities

Investment securities consist of short-term and long-term investments in domestic and foreign corporate debt securities and commercial paper. The Company’s investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity/available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s current investments are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2012 and December 31, 2011, approximately 81% and 84%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. During the quarter ended June 30, 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.23 per share and $0.22 per share on a fully diluted basis for the three and six months ended June 30, 2012, respectively). This change in estimate was the primary factor that resulted in a $17.3 million credit to the provision for doubtful accounts for the quarter ended June 30, 2012.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rooms	$12,804	$12,484	$26,198	$26,089
Food and beverage	25,689	24,453	54,083	51,195
Entertainment, retail and other	3,977	3,842	8,695	8,321

	$42,470	$40,779	$88,976	$85,605

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $443.1 million and $485.5 million for the three months ended June 30, 2012 and 2011, respectively. These taxes totaled approximately $907.6 million and $910.8 million for the six months ended June 30, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are included in general and administrative expenses. For the three months ended June 30, 2012 and 2011, advertising costs totaled approximately $6.6 million and $3.8 million, respectively. These costs totaled approximately $11.3 million and $7.4 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents assets and liabilities carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of June 30, 2012
Cash equivalents	$1,160,007	$575,095	$584,912	—
Available-for-sale securities	$273,575	—	$273,575	—

As of December 31, 2011

Cash equivalents	$545,045	$363,104	$181,941	—
Interest rate swaps	$7,298	—	$7,298	—
Available-for-sale securities	$213,567	—	$213,567	—

3. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include stock options and nonvested stock. The weighted average common shares outstanding decreased for the three and six months ended June 30, 2012, due to the redemption and cancellation of 24,549,222 common shares on February 18, 2012, from a former stockholder and related party as described in Notes 9 and 15.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding (used in calculation of basic earnings per share)	99,782	123,970	106,243	123,864
Potential dilution from the assumed exercise of stock options and nonvested stock	1,228	1,759	1,265	1,703

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	101,010	125,729	107,508	125,567

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	689	600	535	630

4. Comprehensive Income

The following table presents the changes by component in Accumulated Other Comprehensive Income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized gain/loss on securities	Accumulated other comprehensive income
December 31, 2011	$2,409	$(1,569)	$840
Current period other comprehensive income	537	719	1,256

June 30, 2012	$2,946	$(850)	$2,096

5. Supplemental Disclosure of Cash Flow Information

In February 2012, the Company redeemed and canceled 24,549,222 shares of common stock from a former stockholder and related party with the issuance of a $1.94 billion promissory note due in 2022. For details of this transaction see Notes 9 and 15.

Interest paid for the six months ended June 30, 2012 and 2011, totaled approximately $100 million and $113.1 million, respectively. Capitalized interest was $0.5 million for the six months ended June 30, 2012. No interest was capitalized during the six months ended June 30, 2011.

For the six months ended June 30, 2012, there were no changes in construction payables and retention included in capital expenditures. For the six months ended June 30, 2011, capital expenditures included a decrease of $7.3 million in construction payables and retention.

6. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
June 30, 2012
Domestic and foreign corporate bonds	$229,119	$73	$(1,201)	$227,991
Commercial paper	45,598	7	(21)	45,584

	$274,717	$80	$(1,222)	$273,575

December 31, 2011
Domestic and foreign corporate bonds	$196,986	$20	$(2,070)	$194,936
Commercial paper	18,651	1	(21)	18,631

	$215,637	$21	$(2,091)	$213,567

For investments with unrealized losses as of June 30, 2012 and December 31, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

The Company obtains pricing information in determining the fair value of its available-for-sale securities from independent pricing vendors. Based on management’s inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from market observable sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. Each quarter, the Company validates the fair value pricing methodology to determine the fair value consistent with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. The Company compares the pricing received from its vendors to independent sources for the same or similar securities and no adjustment to such prices have resulted.

The amortized cost and estimated fair value of these investment securities at June 30, 2012, by contractual maturity, are as follows (amounts in thousands):

	Amortized cost	Fair value
Available-for-sale securities:
Due in one year or less	$219,734	$219,130
Due after one year through two years	54,983	54,445

	$274,717	$273,575

7. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Casino	$248,315	$264,034
Hotel	18,294	20,790
Retail leases and other	42,944	45,520

	309,553	330,344
Less: allowance for doubtful accounts	(91,485)	(91,854)

	$218,068	$238,490

8. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Land and improvements	$732,133	$730,335
Buildings and improvements	3,790,599	3,777,612
Airplanes	77,436	77,436
Furniture, fixtures and equipment	1,654,302	1,655,655
Leasehold interests in land	316,373	316,437
Construction in progress	59,009	28,477

	6,629,852	6,585,952
Less: accumulated depreciation	(1,885,278)	(1,720,620)

	$4,744,574	$4,865,332

9. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,993 at June 30, 2012 and $8,578 at December 31, 2011	$492,007	$491,422
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,712 at June 30, 2012 and $1,789 at December 31, 2011	350,298	350,221
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	—
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	—	—
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	—	—
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	—	330,605
Wynn Macau Senior Term Loan Facilities (as amended June 2007), due June 27, 2014; interest at LIBOR or HIBOR plus 1.25% - 1.75%	403,491	477,251
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25%	—	150,400
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	—
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	34,650	35,350
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	21,125	22,208

	5,458,014	3,217,719
Current portion of long-term debt	(165,796)	(407,934)

	$5,292,218	$2,809,785

5 3/8% Wynn Las Vegas First Mortgage Notes

On March 12, 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities.

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

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Wynn Las Vegas revolving credit facilities (“Wynn Las Vegas, LLC Credit Facilities” as described below) and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the

7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of Wynn Las Vegas’ equity interests, all of which is the same collateral that secures borrowings under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes, including if the liens on any such collateral are released either upon a termination of the credit facilities or otherwise.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes. The guarantees of the 2022 Notes will be released if the guarantees of our credit facilities are released.

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

As of June 30, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas, LLC had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of June 30, 2012.

Wynn Macau Credit Facilities

During the six months ended June 30, 2012, the Company repaid $150.4 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. On June 27, 2012, the Wynn Macau Senior Revolving Credit Facility matured with an outstanding balance of $0. Beginning in September 2011, quarterly payments became due under the Wynn Macau Senior Term Loan Facilities and during the six months ended June 30, 2012, the Company repaid $74.3 million. As of June 30, 2012, the Wynn Macau Senior Term Loan Facilities were fully drawn, with total amounts outstanding of $403.5 million.

On July 31, 2012, Wynn Macau, S.A., amended and restated its credit facilities, dated September 14, 2004 (as so amended and restated, the “Amended Wynn Macau Credit Facilities”), and appointed Bank of China Limited, Macau Branch as intercreditor agent, facilities agent and security agent. The Amended Wynn Macau Credit Facilities and related agreements took effect on July 31, 2012 and expand availability under Wynn Macau S.A.’s senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior secured term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau, S.A. also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollars and United States Dollar tranches, will be used to refinance Wynn Macau S.A.’s existing indebtedness, to fund the design, development, construction and pre-opening expenses of Wynn Cotai and for general corporate purposes.

The term loan facility matures in July 2018, and the revolving credit facility matures in July 2017. The principal amount of the term loan is required to be repaid in two equal installments in July 2017 and July 2018. The senior secured facilities will bear interest for the first six months after closing at LIBOR or HIBOR plus a margin of 2.50% and thereafter will be subject to LIBOR or HIBOR plus a margin of between 1.75% to 2.50% based on Wynn Macau, S.A.’s leverage ratio.

Customary fees and expenses were paid by Wynn Macau, S.A. in connection with the Amended Wynn Macau Credit Facilities.

Borrowings under the Amended Wynn Macau Credit Facilities are guaranteed by Palo Real Estate Company Limited (“Palo”), a subsidiary of Wynn Macau, S.A., and by certain subsidiaries of the Company that own equity interests in Wynn Macau, S.A., and are secured by substantially all of the assets of Wynn Macau, S.A., the equity interests in Wynn Macau, S.A. and, subject to certain post-closing matters, substantially all of the assets of Palo.

The Amended Wynn Macau Credit Facilities contain representations, warranties, covenants and events of default customary for casino development financings in Macau.

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Price Promissory Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Price Promissory Note (the “Redemption Note”) has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company has recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Note 15); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with lives similar to the estimated life of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Debt Covenant Compliance

As of June 30, 2012, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion and $2.2 billion at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based on recent trades (using level 2 inputs), was approximately $3.3 billion and $2.4 billion at June 30, 2012 and December 31, 2011, respectively. The net book value of the Company’s other debt instruments, excluding the Redemption Price Promissory Note, was approximately $459.3 million and $1.1 billion at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s other debt instruments was approximately $455.2 million and $1 billion at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Redemption Price Promissory Note was approximately $1.94 billion at June 30, 2012.

10. Interest Rate Swaps

In June 2012, the Wynn Macau swap matured and the Company terminated its Wynn Las Vegas swap for a payment of $2.4 million. Accordingly, the Company had no outstanding interest rate swaps as of June 30, 2012.

The Company had entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modified the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fixed the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase/decrease in swap fair value in the accompanying Condensed Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

The Company measured the fair value of its interest rate swaps on a recurring basis pursuant to accounting standards for fair value measurements. The Company utilized Level 2 inputs as described in Note 2 to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of December 31, 2011, the interest rate swap liabilities of $7.3 million were included in other current accrued liabilities.

Wynn Las Vegas Swap

The Company had one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, the Company paid a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment. This interest rate swap fixed the interest rate on $250 million of borrowings at approximately 5.485%. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $4.6 million.

Wynn Macau Swap

The Company had one interest rate swap agreement to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities which matured in June 2012. Under this swap agreement, the Company paid a fixed interest rate of 2.15% on borrowings of HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixed the interest rate on such borrowings at 3.4%. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $2.7 million.

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

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2012 and December 31, 2011, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $1.2 million and $0.4 million, respectively.

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

12. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Donation to University of Macau	$1,076	$107,483	$2,140	$107,483
Loss on show cancellation	—	—	—	1,378
Net loss on assets abandoned, retired for remodel or sold	2,464	3,577	11,686	5,547

	$3,540	$111,060	$13,826	$114,408

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and six months ended June 30, 2012, included miscellaneous renovations and abandonments at our resorts. Property charges and other for the three and six months ended June 30, 2011 includes the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Condensed Consolidated Statements of Income has been discounted using the Company’s then estimated borrowing rate over the time period of the remaining committed payments. In accordance with accounting standards for contributions, subsequent accretion of the discount is being recorded as additional donation expense and included in Property charges and other. Property charges and other for the six months ended June 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas and miscellaneous renovations and abandonments at our resorts.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly-owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $61.2 million and $33.3 million for the three months ended June 30, 2012 and 2011, respectively. Net income attributable to noncontrolling interest was $119.1 million and $85.8 million for the six months ended June 30, 2012 and 2011, respectively.

14. Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Casino	$1,720	$2,099	$950	$4,728
Rooms	98	141	200	239
Food and beverage	28	61	55	272
Entertainment, retail and other	—	9	14	16
General and administrative	3,360	3,621	6,635	7,421

Total stock-based compensation expense	5,206	5,931	7,854	12,676
Total stock-based compensation capitalized	47	195	97	390

	$5,253	$6,126	$7,951	$13,066

For the six months ended June 30, 2012, the Company reversed stock-based compensation expense allocated to casino operations related to stock options and restricted stock granted in 2008 with an approximate 8 year cliff vest provision that were forfeited during the first quarter of 2012.

15. Commitments and Contingencies

Wynn Macau

Cotai Development and Land Concession Contract. In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The Company anticipates constructing a full scale integrated resort containing a casino, approximately 2,000 rooms and suites, convention, retail, entertainment and food and beverage offerings on this land. The Company currently estimates the project budget to be in the range of $3.5 billion to $4.0 billion.

The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as described in the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of June 30, 2012, the Company has recorded this obligation and related asset with $27.2 million included as a current liability and $90.2 million included as a long-term liability. The Company will also be required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

Cotai Land Agreement. On May 10, 2012, the Company made a $50 million payment to an unrelated third party in consideration of that party’s relinquishment of certain rights in and to any future development on the Cotai land noted above. As of December 31, 2011, the Company accrued this $50 million obligation as a current liability.

Litigation

The Company’s affiliates are involved in litigation in addition to the actions noted below, arising in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded a year-long investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., a wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

On February 19, 2012, Wynn Resorts filed a complaint in the District Court of Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation, companies controlled by Mr. Okada (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents. On March 12, 2012, Aruze USA, Inc. and Universal Entertainment Corporation removed the action to the United States District Court for the District of Nevada. On that same date, Aruze USA, Inc. and Universal Entertainment Corporation filed an answer denying the claims and a counterclaim that purports to assert claims against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and a senior executive of the Company. Among other relief, the counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Stockholders Agreement. The Company’s claim of February 19, 2012, was removed to federal court by the Okada Parties. On March 29, 2012, the Company filed a motion to remand the action to state court and to request an extension to answer. The motion to remand was granted and the Company’s request for related attorneys’ fees is fully briefed and pending. When the court rules on the pending fee motion, the case will be sent back to the state court, which has determined that this action will be coordinated with Mr. Okada’s inspection action (discussed below). The Okada Parties have filed a notice of intent to commence a separate federal securities action for the securities counterclaims previously asserted.

On June 19, 2012, Elaine Wynn responded to Aruze USA’s Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the January 2010 Stockholders Agreement (the “Stockholders Agreement”) by and among Aruze USA, Steve Wynn, and Elaine Wynn be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. By agreement of the parties, Mr. Wynn’s response to the cross claim is due within 14 days once the final order of remand is entered. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes (the “Indentures”) and the Credit Agreement provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase. Under the Wynn Las Vegas Credit Agreement, the occurrence of these same events would constitute a change of control, which would be an event of default and would give the lenders the right to accelerate repayment, and would prevent Wynn Las Vegas from borrowing additional amounts. In addition, if more than $20,000,000 in borrowings are accelerated under the Credit Agreement, that would trigger an event of default under the Indentures.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

The Company provided the Freeh Report to applicable regulators and law enforcement agencies and intends to cooperate with any related investigation that such regulators or agencies may undertake. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, as described below, the Salt Lake Regional Office of the U.S. Securities and Exchange

Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

Litigation Commenced by Kazuo Okada and Related Matters

On January 11, 2012, Mr. Okada commenced litigation in the District Court of Clark County, Nevada seeking to compel the Company to produce information relating to a donation to the University of Macau, among other things.

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

At a hearing on February 9, 2012, the Nevada state court held that, as a director of the Company, Mr. Okada had the right to make a reasonable inspection of the Company’s corporate books and records. Following the hearing, the Company released certain documents to Mr. Okada for his inspection. At a subsequent hearing on March 8, 2012, the court considered Mr. Okada’s request that the Company’s Board of Directors make additional documents available to him, and ruled that Mr. Okada was entitled to inspect two additional pages of documents. The Company promptly complied with the court’s ruling.

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. The Nevada state court ordered Mr. Okada to file a supplemental brief addressing how his requests relate to his duties as a director of the Company, and the Company was to respond by filing a supplemental brief on the reasonableness of Mr. Okada’s requests. After Mr. Okada filed his supplemental brief, the Company moved to depose Mr. Okada prior to having to file its supplemental brief. At a hearing on June 28, 2012, the state court ordered Mr. Okada to appear for a deposition in Las Vegas, Nevada. The deposition is scheduled for September 2012.

Related litigation

Six derivative actions have been commenced against the Company and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four pending federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees’ Retirement System (“LMPERS”), (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund.

The plaintiffs in the federal derivative actions filed a consolidated complaint on August 6, 2012, asserting claims for (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against all Company directors, including Mr. Okada. The federal derivative plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA’s stock such that the Company incurs the debt associated with the redemption. The federal plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. Per the court’s July 5, 2012 Case Management Order, the parties are to confer regarding a deadline for the Company and the directors to respond.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson. Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions.

The plaintiffs in the state derivative actions filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The state derivative plaintiffs claim that the individual defendants failed to disclose to its shareholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. The Company and individual defendants will respond to the consolidated complaint by August 31, 2012.

The consolidated actions are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

16. Income Taxes

For the three months ended June 30, 2012 and 2011, the Company recorded a tax benefit of $4.7 million and tax expense of $5.2 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded a tax benefit of $4.9 million and tax expense of $7.3 million, respectively. The Company’s income tax benefit is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2012, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.1 million.

Wynn Macau, S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $24.2 million and $13.3 million in such taxes during the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company was exempted from the payment of such taxes totaling $46.6 million and $34.5 million, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In April 2012, the Company reached an agreement with the Appellate division of the Internal Revenue Service (“IRS”) regarding issues raised during the examination of the 2006 through 2009 U.S. income tax returns. The issues for consideration by the Appellate division were temporary differences related to the treatment of discounts extended to certain Las Vegas casino customers wagering on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. The settlement with the Appellate division does not impact the Company’s unrecognized tax benefits. The settlement of the 2006 through 2009 examination issues resulted in a cash tax payment of $1.3 million and the utilization of $3.1 million and $0.9 million in foreign tax credit and general business credit carryforwards, respectively.

In July 2012, the Macau Finance Bureau commenced an examination of the 2008 Macau income tax return of Wynn Macau, S.A. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to the 2008 examination year.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	June 30, 2012	December 31, 2011
Assets
Las Vegas Operations	$4,492,031	$4,035,398
Macau Operations	2,338,902	2,202,683
Corporate and other	649,658	661,415

	$7,480,591	$6,899,496

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues
Las Vegas Operations	$345,566	$390,848	$708,361	$785,438
Macau Operations	907,641	976,505	1,858,344	1,842,187

Total	$1,253,207	$1,367,353	$2,566,705	$2,627,625

Adjusted Property EBITDA (1)
Las Vegas Operations	$81,919	$132,693	$182,803	$264,820
Macau Operations	302,210	314,348	591,983	587,179

Total	384,129	447,041	774,786	851,999

Other operating costs and expenses
Depreciation and amortization	93,463	102,052	185,868	203,399
Property charges and other	3,540	111,060	13,826	114,408
Corporate expenses and other	22,747	20,632	50,149	39,737
Equity in income from unconsolidated affiliates	256	264	721	866

Total	120,006	234,008	250,564	358,410

Operating income	264,123	213,033	524,222	493,589

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Non-operating costs and expenses
Interest income	2,483	1,577	4,048	1,976
Interest expense, net of capitalized interest	(73,874)	(58,231)	(135,935)	(116,494)
Increase in swap fair value	2,646	3,135	4,930	7,365
Loss on retirement of debt	—	—	(4,828)	—
Equity in income from unconsolidated affiliates	256	264	721	866
Other	(1,081)	784	(313)	1,701

Total	(69,570)	(52,471)	(131,377)	(104,586)

Income before income taxes	194,553	160,562	392,845	389,003
Benefit(provision) for income taxes	4,740	(5,231)	4,857	(7,337)

Net income	$199,293	$155,331	$397,702	$381,666

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Subsequent Events

On July 17, 2012, the Company announced a cash dividend of $0.50 per share, payable on August 14, 2012 to stockholders of record as of July 31, 2012.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains statements that are forward-looking, including, but not limited to, statements relating to our business strategy and development activities as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations), expectations concerning future operations, margins, profitability and competition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or other comparable terminology. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us. These risks and uncertainties include, but are not limited to:

•	adverse tourism trends reflecting current domestic and international economic conditions;

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	general global macroeconomic conditions;

•	decreases in levels of travel, leisure and consumer spending;

•	results of probity investigations;

•	regulatory or enforcement actions;

•	pending or future legal proceedings;

•	fluctuations in occupancy rates and average daily room rates;

•	continued high unemployment;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	new development and construction activities of competitors;

•	our dependence on Stephen A. Wynn and existing management;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks.

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

Our Resorts

The following table sets forth information about our resorts as of July 2012:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	220	2,350
Macau Operations	1,008	265,000	495	970

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

•

Approximately 94,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Dior, Graff, Hermes, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Vertu and others;

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

•

Approximately 54,600 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ermenegildo Zegna, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaeger LeCoultre, Louis Vuitton, Miu Miu, Piaget, Prada, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, and others;

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

In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. In December 2011, we made a $62.5 million initial deposit under the draft land concession contract. On May 2, 2012, the land concession contract was gazetted by the government of Macau, evidencing the final step in the granting of the land concession. We anticipate constructing a full scale integrated resort containing a casino, approximately 2,000 rooms and suites, convention, retail, entertainment and food and beverage offerings on this land. We currently estimate the project budget to be in the range of $3.5 billion to $4.0 billion.

Results of Operations

The table below presents our net revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues
Las Vegas Operations	$345,566	$390,848	$708,361	$785,438
Macau Operations	907,641	976,505	1,858,344	1,842,187

	$1,253,207	$1,367,353	$2,566,705	$2,627,625

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

Even though both use the same measurement method, we experience different win percentages in Las Vegas and the general casino in Macau. This difference is primarily due to the difference in the mix of table games and customer playing habits between the two casinos. Each type of table game has its own theoretical win percentage. In the second quarter of 2011, we increased our expectations for table games win percentage in the general casino at Wynn Macau from 21%–23% to 26%–28% based on our experience since the opening of the Encore at Wynn Macau expansion.

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

•

Average Daily Rate (“ADR”) is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms including complimentary rooms by total rooms available.

Financial results for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Revenues

Net revenues for the three months ended June 30, 2012, were comprised of $953.4 million in casino revenues (76.1% of total net revenues) and $299.8 million of net non-casino revenues (23.9% of total net revenues). Net revenues for the three months ended June 30, 2011, are comprised of $1,082 million in casino revenues (79.1% of total net revenues) and $285.3 million of net non-casino revenues (20.9% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2012, of $953.4 million represents a $128.6 million (11.9%) decrease from casino revenues of $1,082 million for the three months ended June 30, 2011.

For the three months ended June 30, 2012, our Las Vegas Operations experienced a $59.7 million (37.7%) decrease in casino revenues to $98.6 million, compared to the prior year quarter due to a significant decrease in our table games win percentage (before discounts). Our table games win percentage decreased from 27.6% in 2011 to 15% in 2012. Our expected range is 21% to 24%. Drop increased $40.9 million (7.6%) to $575.6 million during the three months ended June 30, 2012, compared to $534.7 million in the prior year quarter. Slot machine handle at our Las Vegas Operations increased $22.2 million (3.2%) to $707.8 million compared to $685.6 million in the prior year quarter; however slot machine win of $40.5 million was flat compared to the prior year quarter.

Our Macau Operations experienced a $68.9 million (7.5%) decrease in casino revenues to $854.8 million for the three months ended June 30, 2012, compared to the prior year quarter. We experienced a $66.3 million (10.2%) decrease in revenue for the VIP segment due to a $2,338 million (7.2%) decrease in turnover, notwithstanding an increase in the number of VIP table games. Our win as a percentage of turnover for the three months ended June 30, 2012, was 2.79%, which was at the lower end of the expected range of 2.7% to 3.0%, and lower than the 2.89% experienced in the prior year quarter. In our general casino, table games win increased $8.1 million (4.2%) to $200 million for the three months ended June 30, 2012. The table games win percentage in the general casino was 29.8%, which is above the expected range of 26% to 28% and the 27.8% experienced for the three months ended June 30, 2011. Drop decreased by only $18.4 million (2.7%) to $671.8 million despite a 10% decrease in the number of table games when compared to the prior year quarter. Slot machine handle declined $332 million (22.1%) to $1,171 million and slot win declined $11.4 million (15.3%) to $63.4 million primarily due to increased competition in the premium segment. In addition, we removed 114 machines from the gaming floor compared to the prior year quarter.

For the three months ended June 30, 2012, room revenues were $124.9 million, an increase of $4.9 million (4.1%) compared to prior year quarter room revenue of $120 million. Room revenue at our Las Vegas Operations increased approximately $5.1 million (5.6%) compared to the prior year quarter. In Las Vegas, during the three months ended June 30, 2012, we experienced an increase in room rates compared to the three months ended June 30, 2011, but this increase in rate was accompanied by a small decrease in occupancy rate of 1.6 percentage points. ADR at our Las Vegas Operations has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. Room revenue at our Macau Operations decreased $0.2 million (0.8%) due to a decrease in occupancy, compared to the prior year quarter.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended June 30,
	2012	2011
Average Daily Rate
Las Vegas	$254	$240
Macau	317	314
Occupancy
Las Vegas	87.6%	89.2%
Macau	90.0%	90.5%
REVPAR
Las Vegas	$222	$214
Macau	286	284

Other non-casino revenues for the three months ended June 30, 2012, included food and beverage revenues of $161.1 million, retail revenues of $63 million, entertainment revenues of $18.1 million, and other revenues from outlets, including the spa and salon, of $20.3 million. Other non-casino revenues for the three months ended June 30, 2011, included food and beverage revenues of $147.8 million, retail revenues of $63.3 million, entertainment revenues of $19 million, and other revenues from outlets such as the spa and salon, of $20.1 million. Food and beverage revenues at our Las Vegas Operations increased $12.4 million, while our Macau Operations increased $0.9 million, as compared to the prior year quarter. The increase in Las Vegas is due primarily to strong business in our beach club and nightclubs. Retail revenues at our Macau Operations increased $1.5 million, while retail revenues at our Las Vegas Operations decreased $1.8 million. The increase at Wynn Macau is due to strong same store sales growth and new stores. Retail revenues at our Las Vegas operations decreased as we reconfigured the Encore retail area and are in the process of rebranding several retail outlets. Entertainment revenues decreased over the prior year quarter primarily due to a loss of revenues from the Sinatra “Dance with Me” show, which ended its run in Las Vegas on April 23, 2011.

Departmental, Administrative and Other Expenses

For the three months ended June 30, 2012, departmental expenses included casino expenses of $645.7 million, room expenses of $33.3 million, food and beverage expenses of $84.5 million, and entertainment, retail and other expenses of $46.1 million. Also included are general and administrative expenses of $99.8 million and a credit of $17.3 million for the provision for doubtful accounts receivable. For the three months ended June 30, 2011, departmental expenses included casino expenses of $684.5 million, room expenses of $31.9 million, food and beverage expenses of $75 million, and entertainment, retail and other expenses of $54.2 million. Also included for the three months ended June 30, 2011, are general and administrative expenses of $91.9 million and $3.8 million charged as a provision for doubtful accounts receivable. Casino expenses decreased for the three months ended June 30, 2012, from the prior year quarter due primarily to lower gaming taxes and junket commissions commensurate with the decrease in gaming revenues at our Macau Operations partially offset by increases in casino payroll expenses. Food and beverage expenses increased over the prior year quarter primarily due to additional nightclub promotional costs in Las Vegas. The decrease in entertainment, retail and other expenses was driven by the conversion of certain owned retail stores to leased outlets in Macau resulting in a lower cost of sales. General and administrative expense increased primarily due to legal and other costs incurred related to the share redemption and litigation with a former stockholder, combined with pay rate increases. During the quarter ended June 30, 2012, we recorded an adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This change in estimate was the primary factor that resulted in a $17.3 million credit to the provision for doubtful accounts for the quarter ended June 30, 2012.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2012, was $93.5 million compared to $102.1 million for the three months ended June 30, 2011. This decrease is primarily due to assets with a 5-year life at Wynn Macau being fully depreciated as of September 2011.

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

Property charges and other

Property charges and other for the three months ended June 30, 2012, were $3.5 million compared to $111.1 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts. For the three months ended June 30, 2011 property charges and other includes a charge of $107.5 million reflecting the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consisted of a $25 million payment made in May 2011, and commitments for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Condensed Consolidated Statements of Income has been discounted using our then estimated borrowing rate over the time period of the remaining committed payments. Property charges and other for the three months ended June 30, 2011 also includes miscellaneous renovations and abandonments at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $2.5 million for the three months ended June 30, 2012, compared to $1.6 million for the three months ended June 30, 2011. During 2012 and 2011, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While the majority of our short-term investments were primarily in money market accounts and time deposits with a maturity of three months or less, beginning in April 2011, we have invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income.

Interest expense was $73.9 million, net of capitalized interest of $0.3 million, for the three months ended June 30, 2012, compared to $58.2 million for the three months ended June 30, 2011. No interest was capitalized during the three months ended June 30, 2011. Our interest expense increased compared to the prior year quarter primarily due to the issuance of the $1.94 billion Redemption Note by Wynn Resorts, and the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings, all as described in Notes to Condensed Consolidated Financial Statements, Note 9 – “Long-Term Debt”.

Changes in the fair value of our interest rate swaps are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of $2.6 million for the three months ended June 30, 2012, resulting from the increase in the fair value of our interest rate swaps during the three months ended June 30, 2012. In June 2012, we terminated the Wynn Las Vegas interest rate swap for a payment of $2.4 million and the Wynn Macau interest rate swap matured, leaving no outstanding interest rate swaps as of June 30, 2012. For the three months ended June 30, 2011, we recorded a gain of $3.1 million resulting from the increase in the fair value of interest rate swaps between March 31, 2011 and June 30, 2011. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

For the three months ended June 30, 2012 and 2011, we recorded a tax benefit of $4.7 million and tax expense of $5.2 million, respectively. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended June 30, 2012, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.6 million.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $24.2 million and $13.3 million in such taxes during the three months ended June 30, 2012 and 2011, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In April 2012, we reached an agreement with the Appellate division of the IRS regarding issues raised during the examination of our 2006 through 2009 U.S. income tax returns. The issues for consideration by the Appellate division were temporary differences related to the treatment of discounts extended to certain Las Vegas casino customers wagering on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. The settlement with the Appellate division does not impact our unrecognized tax benefits. The settlement of the 2006 through 2009 examination issues resulted in a cash tax payment of $1.3 million and the utilization of $3.1 million and $0.9 million in foreign tax credit and general business credit carryforwards, respectively.

In July 2012, the Macau Finance Bureau commenced an examination of the 2008 Macau income tax return of Wynn Macau, S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to the 2008 examination year.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $61.2 million for the three months ended June 30, 2012, compared to $33.3 million for the three months ended June 30, 2011. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Revenues

Net revenues for the six months ended June 30, 2012, were comprised of $2,002.7 million in casino revenues (78% of total net revenues) and $564 million of net non-casino revenues (22% of total net revenues). Net revenues for the six months ended June 30, 2011, are comprised of $2,088.3 million in casino revenues (79.5% of total net revenues) and $539.3 million of net non-casino revenues (20.5% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the six months ended June 30, 2012, of $2,002.7 million represents a $85.6 million (4.1%) decrease from casino revenues of $2,088.3 million for the six months ended June 30, 2011.

For the six months ended June 30, 2012, our Las Vegas Operations experienced a $96.2 million (27.3%) decrease in casino revenues to $256.3 million, compared to the prior year due to a decrease in our table games win percentage (before discounts). Our table games win percentage decreased from 29.1% in 2011 to 19.2% in 2012. Our expected range is 21% to 24%. Drop increased $61.4 million (5.3%) to $1,230.1 million during the six months ended June 30, 2012, compared to $1,168.7 million in the prior year period. Slot machine handle at our Las Vegas Operations increased $22.4 million (1.6%) to $1,426.7 million compared to $1,404.3 million in the prior year period; however, slot machine win decreased $0.5 million (0.6%) to $83.5 million as a result of lower hold.

Our Macau Operations experienced a $10.6 million (0.6%) increase in casino revenues to $1,746.4 million for the six months ended June 30, 2012, compared to the prior year period. We experienced an $11.7 million (1%) decrease in the VIP revenue segment and a $1,942 million (3.1%) increase in turnover. Our win as a percentage of turnover for the six months ended June 30, 2012, was 2.69%, which is below our expected range of 2.7% to 3.0%, and compares to 2.8% in the prior year period. In our general casino, table games win increased $32 million (8.4%) to $414 million for the six months ended June 30, 2012. The table games win percentage was 30%, which is above the expected range of 26% to 28% and the 27.8% experienced for the six months ended June 30, 2011. Drop increased $6.4 million (0.5%) to $1,379 million despite an 11% decrease in the number of table games when compared to the prior year period. Slot machine handle declined $340.4 million (11.5%) to $2,627 million and slot win declined $11.1 million (7.5%) to $136.9 million primarily due to increased competition in the premium segment. In addition, we removed 99 machines from the gaming floor compared to the prior year period.

For the six months ended June 30, 2012, room revenues were $242.4 million, an increase of $7.0 million (3.0%) compared to prior year period room revenue of $235.4 million. Room revenue at our Las Vegas Operations increased approximately $4.5 million (2.5%) compared to the prior year period. In Las Vegas, during the six months ended June 30, 2012, we experienced an increase in room rates compared to the six months ended June 30, 2011, but this increase in rate was accompanied by a decrease in occupancy rate of 5 percentage points. ADR at our Las Vegas Operations has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort. Room revenue at our Macau Operations increased $2.5 million (4.4%) due to an increase in occupancy and in the average daily room rate, both compared to the prior year period.

The table below sets forth key operating measures related to room revenue.

	Six Months Ended June 30,
	2012	2011
Average Daily Rate
Las Vegas	$254	$240
Macau	321	311
Occupancy
Las Vegas	83.5%	88.5%
Macau	90.7%	89.6%
REVPAR
Las Vegas	$212	$212
Macau	291	278

Other non-casino revenues for the six months ended June 30, 2012, included food and beverage revenues of $296.3 million, retail revenues of $129.6 million, entertainment revenues of $39.2 million, and other revenues from outlets, including the spa and salon, of $38.5 million. Other non-casino revenues for the six months ended June 30, 2011, included food and beverage revenues of $276.7 million, retail revenues of $124.2 million, entertainment revenues of $39.7 million, and other revenues from outlets such as the spa and salon, of $37.5 million. Food and beverage revenues increased primarily due to the strength of our beach club and nightclub business at our Las Vegas Operations. Retail revenues at our Macau Operations increased $6.9 million, while retail revenues at our Las Vegas Operations decreased $1.5 million. The increase at Wynn Macau is due to strong same store sales growth and new stores. Retail revenues at our Las Vegas operations decreased as we reconfigured the Encore retail area and are in the process of rebranding several retail outlets. Entertainment revenues decreased over the prior year period primarily due to a loss of revenues from the Sinatra “Dance with Me” show, which ended its run in Las Vegas on April 23, 2011.

Departmental, Administrative and Other Expenses

For the six months ended June 30, 2012, departmental expenses included casino expenses of $1,320.3 million, room expenses of $63.2 million, food and beverage expenses of $154.9 million, and entertainment, retail and other expenses of $97.8 million. Also included are general and administrative expenses of $205.7 million and $0.8 million charged as a provision for doubtful accounts receivable. For the six months ended June 30, 2011, departmental expenses included casino expenses of $1,308.9 million, room expenses of $62.5 million, food and beverage expenses of $141 million, and entertainment, retail and other expenses of $110.4 million. Also included for the six months ended June 30, 2011, are general and administrative expenses of $179.6 million and $13.9 million charged as a provision for doubtful accounts receivable. Casino expenses have increased for the six months ended June 30, 2012, over the prior year period due primarily to an increase in casino payroll expenses at our Macau Operations. Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs in Las Vegas. The decrease in entertainment, retail and other expenses was driven by the conversion of certain owned retail stores to leased outlets in Macau resulting in lower cost of sales. General and administrative expense increased primarily due to legal and other costs incurred related to the share redemption and litigation with a former stockholder, combined with pay rate increases. The provision for doubtful accounts decreased during the six months ended June 30, 2012 as we recorded an adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2012, was $185.9 million compared to $203.4 million for the six months ended June 30, 2011. This decrease is primarily due to assets with a 5-year life at Wynn Macau being fully depreciated as of September 2011.

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

Property charges and other

Property charges and other for the six months ended June 30, 2012, were $13.8 million compared to $114.4 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts. Property charges and other for the six months ended June 30, 2011 includes a charge of $107.5 million reflecting the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in our accompanying Condensed Consolidated Statements of Income has been discounted using our then estimated borrowing rate over the time period of the remaining committed payments. Property charges and other for the six months ended June 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas and miscellaneous renovations and abandonments at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $4 million for the six months ended June 30, 2012, compared to $2 million for the six months ended June 30, 2011. During 2012 and 2011, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While the majority of our short-term investments were primarily in money market accounts and time deposits with a maturity of six months or less, beginning in April 2011, we have invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income.

Interest expense was $135.9 million, net of capitalized interest of $0.5 million, for the six months ended June 30, 2012, compared to $116.5 million for the six months ended June 30, 2011. No interest was capitalized during the six months ended June 30, 2011. Our interest expense increased compared to the prior year period primarily due to the issuance of the $1.94 billion Redemption Note by Wynn Resorts, and the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings, all as described in Notes to Condensed Consolidated Financial Statements, Note 9 – “Long-Term Debt”.

Changes in the fair value of our interest rate swaps and any applicable termination payments are recorded as an increase (or decrease) in swap fair value in each period. We recorded a gain of $4.9 million for the six months ended June 30, 2012, resulting from the increase in the fair value of our interest rate swaps during the six months ended June 30, 2012. In June 2012, we terminated the Wynn Las Vegas interest rate swap for a payment of $2.4 million and the Wynn Macau interest rate swap matured. As of June 30, 2012, we had no outstanding interest rate swaps. For the six months ended June 30, 2011, we recorded a gain of $7.4 million resulting from the increase in the fair value of interest rate swaps between December 31, 2010 and June 30, 2011. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

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

Income Taxes

For the six months ended June 30, 2012 and 2011, we recorded a tax benefit of $4.9 million and tax expense of $7.3 million, respectively. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2012, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.1 million.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $46.6 million and $34.5 million in such taxes during the six months ended June 30, 2012 and 2011, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In April 2012, we reached an agreement with the Appellate division of the IRS regarding issues raised during the examination of our 2006 through 2009 U.S. income tax returns. The issues for consideration by the Appellate division were temporary differences related to the treatment of discounts extended to certain Las Vegas casino customers wagering on credit, the deduction of certain costs incurred during the development and construction of Encore at Wynn Las Vegas and the appropriate tax depreciation recovery periods applicable to certain assets. The settlement with the Appellate division does not impact our unrecognized tax benefits. The settlement of the 2006 through 2009 examination issues resulted in a cash tax payment of $1.3 million and the utilization of $3.1 million and $0.9 million in foreign tax credit and general business credit carryforwards, respectively.

In July 2012, the Macau Finance Bureau commenced an examination of the 2008 Macau income tax return of Wynn Macau, S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to the 2008 examination year.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $119.1 million for the six months ended June 30, 2012, compared to $85.8 million for the six months ended June 30, 2011. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Las Vegas Operations	$81,919	$132,693	$182,803	$264,820
Macau Operations	302,210	314,348	591,983	587,179

	$384,129	$447,041	$774,786	$851,999

For the three months ended June 30, 2012, both our Las Vegas and Macau Operations were negatively impacted by a lower than normal table games win percentage as discussed above. Results were positively impacted by a credit taken to the provision for doubtful accounts as discussed above.

For the six months ended June 30, 2012, our Las Vegas Operations was negatively impacted by a lower than normal table games win percentage as discussed above. Our Macau Operations adjusted property EBITDA benefited slightly from a higher than normal table games win percentage in the general casino and increased retail revenues. Results for the six months were positively impacted by a credit taken to the provision for doubtful accounts as discussed above. Refer to the discussions above regarding the specific details of our results of operations.

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

Net cash provided by operations for the six months ended June 30, 2012, was $660.8 million compared to $831 million provided by operations for the six months ended June 30, 2011. Cash flow from operations decreased due to lower casino department profitability and changes in ordinary working capital accounts such as accrued expenses.

Capital Resources

At June 30, 2012, we had approximately $1.9 billion of cash and cash equivalents and $273.6 million of available for sale investments in foreign and domestic debt securities with maturities of up to 2 years. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn Macau, Limited and its subsidiaries held $834.2 million and $65.9 million in cash and available for sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on June 30, 2012, approximately half of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $327.1 million and $207.7 million of cash and available for sale investments, respectively. Wynn Las Vegas LLC held cash balances of $771.9 million.

In addition, as of June 30, 2012, we had approximately $84.2 million of availability under our Wynn Las Vegas Credit Agreement. On June 27, 2012, the Wynn Macau Senior Revolving Credit Facility matured with a zero outstanding balance. Debt maturities for the remainder of 2012 are $93.2 million.

On July 31, 2012, Wynn Macau expanded its availability under the senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior secured term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. These borrowings will be used to refinance Wynn Macau’s existing indebtedness, to fund the design, development, construction and pre-opening expenses of Wynn Cotai and for general corporate purposes.

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

Investing Activities

Capital expenditures were approximately $115.3 million for the six months ended June 30, 2012, which included a one-time payment of $50 million in consideration of an unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land that we intend to use for constructing a full scale integrated casino resort. Capital expenditures also included site preparation costs for our Cotai land and various renovations at our resorts. Capital expenditures for the six months ended June 30, 2011, were approximately $51.3 million and related primarily to the room and suite remodel at Wynn Las Vegas.

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

The 2022 Notes are the Issuers’ senior secured obligations and rank pari passu in right of payment with borrowings under the Wynn Las Vegas credit facilities (the “Wynn Las Vegas, LLC Credit Facilities”) and the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”). The 2022 Notes are secured on an equal and ratable basis (with certain exceptions) by a first priority lien on substantially all of the Issuers’ existing and future assets, and, subject to gaming approval, a first priority pledge of Wynn Las Vegas’ equity interests, all of which is the same collateral that secures borrowings under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes. The first priority lien securing the 2022 Notes may be released in whole, or in part, under certain circumstances without the consent of the holders of the 2022 Notes, including if the liens on any such collateral are released either upon a termination of the credit facilities or otherwise.

The 2022 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries except Wynn Completion Guarantor, LLC (the “Guarantors”). The guarantees of the 2022 Notes are secured on an equal and ratable basis by a first priority lien on substantially all of the Guarantors’ assets, the same collateral that secures the guarantees under the Wynn Las Vegas, LLC Credit Facilities and the Existing Notes. The guarantees of the 2022 Notes will be released if the guarantees of our credit facilities are released.

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

As of June 30, 2012, no amounts had been borrowed under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas had $15.8 million of outstanding letters of credit that reduce availability for borrowing under the Wynn Las Vegas Credit Agreement. Wynn Las Vegas had availability of $84.2 million under the Wynn Las Vegas Credit Agreement as of June 30, 2012.

Macau Operations

As of June 30, 2012, our Wynn Macau credit facilities, consisted of a $550 million equivalent fully-funded senior term loan facility (the “Wynn Macau Term Loan” or the “Wynn Macau Credit Facility”). On June 27, 2012, Wynn Macau’s $1 billion equivalent senior revolving credit facility (the “Wynn Macau Revolver”) in a combination of Hong Kong and U.S dollars matured with an outstanding balance of $0. The Wynn Macau Term Loan and the Wynn Macau Revolver are together referred to as the “Wynn Macau Credit Facilities.” During the six months ended June 30, 2012, we repaid $150.4 million of borrowings under the Wynn Macau Revolver. Beginning in September 2011, quarterly payments became due under the Wynn Macau Term Loan and during the six months ended June 30, 2012, we repaid $74.3 million. As of June 30, 2012, the Wynn Macau Term Loan was fully drawn, with total amounts outstanding of $403.5 million.

On July 31, 2012, Wynn Macau, amended and restated its credit facilities, dated September 14, 2004 (as so amended and restated, the “Amended Wynn Macau Credit Facilities”), and appointed Bank of China Limited, Macau Branch as intercreditor agent, facilities agent and security agent. The Amended Wynn Macau Credit Facilities took effect on July 31, 2012 and expand availability under Wynn Macau’s senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior secured term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollars and United States Dollar tranches, will be used to refinance Wynn Macau’s existing indebtedness, to fund the design, development, construction and pre-opening expenses of Wynn Cotai and for general corporate purposes.

The term loan facility matures in July 2018, and the revolving credit facility matures in July 2017. The principal amount of the term loan is required to be repaid in two equal installments in July 2017 and July 2018.

The senior secured facilities will bear interest for the first six months after closing at LIBOR or HIBOR plus a margin of 2.50% and thereafter will be subject to LIBOR or HIBOR plus a margin of between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

Customary fees and expenses were paid by Wynn Macau in connection with the Amended Wynn Macau Credit Facilities.

Borrowings under the Amended Wynn Macau Credit Facilities are guaranteed by Palo Real Estate Company Limited (“Palo”), a subsidiary of Wynn Macau, S.A., and by certain subsidiaries of the Company that own equity interests in Wynn Macau, S.A., and are secured by substantially all of the assets of Wynn Macau, S.A., the equity interests in Wynn Macau, S.A. and, subject to certain post-closing matters, substantially all of the assets of Palo.

The Amended Wynn Macau Credit Facilities contain representations, warranties, covenants and events of default customary for casino development financings in Macau.

Wynn Resorts Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” our articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. We engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, we issued the Redemption Price Promissory Note (the “Redemption Note”) to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

We recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, we considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Note 15); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, we used observable inputs from a range of trading values of financial instruments with lives similar to the estimated life of the Redemption Note. As a result of this analysis, we concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for floating-for-fixed interest rate swaps described under Item 3. Quantitative and Qualitative Disclosures About Market Risk. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2012, we had outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

In March 2012, Wynn Las Vegas, LLC issued $900 million in 5  3/8% first mortgage notes due 2022, repaid all amounts outstanding under the term loan facilities totaling $370.9 million, reduced its revolving facilities to $100 million, and in February 2012, Wynn Resorts issued a $1.94 billion promissory note payable in 2022, all as described above. Additionally, in June 2012, the Wynn Macau Revolver matured with a zero outstanding balance, the Wynn Macau interest rate swap agreement matured, and the Wynn Las Vegas interest rate swap was terminated, all as described herein. In July 2012, Wynn Macau expanded its credit facilities to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior secured term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Other than those transactions, there have been no material changes during the six months ended June 30, 2012 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the Existing Notes and the 2022 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas, LLC Credit Facilities contain similar restrictions. While the Wynn Macau Credit Facilities contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand, operating cash flow and availability under the Wynn Las Vegas Revolver. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Amended Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. See Notes to Condensed Consolidated Financial Statements, Note 15-“Commitments and Contingencies.”

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

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under the provision of our articles of incorporation and redeemed and canceled all of Aruze USA, Inc’s, 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to our articles of incorporation, we issued the Redemption Price Promissory Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Price Promissory Note, see Notes to Condensed Consolidated Financial Statements, Note 15—“Commitments and Contingencies.”

Critical Accounting Policies

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these policies for the six months ended June  30, 2012.

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

Interest Rate Swap Information

In June 2012, the Wynn Macau swap matured and the Company terminated its Wynn Las Vegas swap for a payment of $2.4 million. Accordingly, the Company had no outstanding interest rate swaps as of June 30, 2012.

We had entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measured the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of these interest rate swaps for each reporting period recorded are recognized as an increase/(decrease) in swap fair value in our Condensed Consolidated Statements of Income as the swaps did not qualify for hedge accounting.

The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date as applicable. As of December 31, 2011, the interest rate swap liabilities of $7.3 million were included in other current accrued liabilities.

Wynn Las Vegas

We had one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Las Vegas Credit Agreement. Under this swap agreement, we paid a fixed interest rate of 2.485% on borrowings of $250 million incurred under the Wynn Las Vegas Credit Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment.

This interest rate swap fixed the interest rate on $250 million of borrowings under the Wynn Las Vegas Credit Agreement at approximately 5.485%. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $4.6 million.

Wynn Macau

We had one interest rate swap intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Credit Facilities which matured in June 2012. Under this swap agreement, we paid a fixed interest rate of 2.15% on borrowings of approximately HK$2.3 billion (approximately US$300 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. This interest rate swap fixed the interest rate on HK$2.3 billion (approximately US$300 million) of borrowings under the Wynn Macau Credit Facilities at approximately 3.4%. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $2.7 million.

Interest Rate Sensitivity

As of June 30, 2012, approximately 92% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2012, an assumed 1% change in the variable rates would cause our annual interest cost to change by $4.6 million.

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

As of June 30, 2012, in addition to Hong Kong dollars, Wynn Macau also holds other foreign currencies, primarily CNH (offshore renminbi).

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal matters see Note 15 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as noted below, there were no material changes to those risk factors during the six months ended June 30, 2012.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In addition, our financial and recordkeeping processes are run from one central location at a secured off site Network Operations Center. We have substantially completed the implementation of industry best practice systems that are designed to meet all requirements of the Payment Card Industry standards for data protection, however, our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program. On July 17, 2012, the Company announced a dividend of $0.50 per share, payable on August 14, 2012 to stockholders of record as of July 31, 2012. On May 7, 2012, the Company announced a dividend of $0.50 per share, payable on June 4, 2012 to stockholders of record as of May 21, 2012. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. The Wynn Las Vegas Credit Agreement contains similar restrictions. While the Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Issuer Purchases of Equity Securities

In May 2012, the Company repurchased a total of 3,926 shares at an average price of $125.19 per share in satisfaction of tax withholding obligations on vested restricted stock. In addition, as previously disclosed, based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares for a Redemption Price Promissory Note of $1.94 billion. None of the foregoing shares were purchased as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	First Amendment to Amended and Restated Agreement of Lease, dated as of April 9, 2012, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (3)

10.2	Land Concession Contract, published on May 2, 2012, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau) S.A. and the Macau Special Administration of the People’s Republic of China (translated to English from traditional Chinese and Portuguese. (4)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 9, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statement of Stockholders’ Equity at June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.**

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

(3)	Previously filed with the Form 8-K filed by the Registrant on April 12, 2012 and incorporated herein by reference.

(4)	Previously filed with the Form 8-K filed by the Registrant on May 2, 2012 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 9, 2012	By:	/s/ Matt Maddox
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)