Form 10-Q
period 2012-09-30
WYNN RESORTS LTD
filed 2012-11-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common stock, $0.01 par value	100,581,636

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item  1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,330,937	$1,262,587
Investment securities	198,897	122,066
Receivables, net	213,322	238,490
Inventories	65,531	72,061
Prepaid expenses and other	32,597	31,248

Total current assets	2,841,284	1,726,452
Property and equipment, net	4,697,692	4,865,332
Restricted cash and investment securities	193,206	91,501
Intangibles, net	32,410	35,751
Deferred financing costs, net	73,658	50,372
Deposits and other assets	113,883	125,712
Investment in unconsolidated affiliates	4,094	4,376

Total assets	$7,956,227	$6,899,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$186,645	$171,608
Current portion of long-term debt	1,400	407,934
Current portion of land concession obligation	27,248	13,425
Customer deposits	595,243	576,011
Gaming taxes payable	169,282	177,504
Accrued compensation and benefits	96,655	78,717
Accrued interest	71,783	49,989
Other accrued liabilities	49,939	94,642
Construction retention	2,346	4,471
Deferred income taxes, net	3,536	3,575
Income taxes payable	1,480	2,017

Total current liabilities	1,205,557	1,579,893
Long-term debt	5,781,471	2,809,785
Land concession obligation	90,303	103,854
Other long-term liabilities	122,878	128,216
Deferred income taxes, net	36,718	54,294

Total liabilities	7,236,927	4,676,042

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 113,400,866 and 137,937,088 shares issued; 100,537,136 and 125,080,998 shares outstanding	1,134	1,379
Treasury stock, at cost; 12,863,730 and 12,856,090 shares	(1,127,947)	(1,127,036)
Additional paid-in capital	1,257,958	3,177,471
Accumulated other comprehensive income	3,625	840
Retained earnings	276,565	36,368

Total Wynn Resorts, Limited stockholders’ equity	411,335	2,089,022
Noncontrolling interest	307,965	134,432

Total equity	719,300	2,223,454

Total liabilities and stockholders’ equity	$7,956,227	$6,899,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Casino	$1,012,841	$1,020,205	$3,015,510	$3,108,553
Rooms	119,635	120,113	362,018	355,492
Food and beverage	156,568	142,891	452,845	419,542
Entertainment, retail and other	101,087	105,530	308,398	306,900

Gross revenues	1,390,131	1,388,739	4,138,771	4,190,487
Less: promotional allowances	(91,636)	(90,435)	(273,571)	(264,558)

Net revenues	1,298,495	1,298,304	3,865,200	3,925,929

Operating costs and expenses:
Casino	653,863	679,479	1,974,207	1,988,339
Rooms	31,944	31,135	95,193	93,594
Food and beverage	80,652	73,250	235,570	214,203
Entertainment, retail and other	46,881	52,152	144,647	162,591
General and administrative	115,785	107,935	321,512	287,508
Provision for doubtful accounts	5,283	4,324	6,068	18,269
Depreciation and amortization	94,274	100,522	280,142	303,921
Property charges and other	22,721	9,662	36,547	124,070

Total operating costs and expenses	1,051,403	1,058,459	3,093,886	3,192,495

Operating income	247,092	239,845	771,314	733,434

Other income (expense):
Interest income	3,759	2,663	7,807	4,639
Interest expense, net of capitalized interest	(75,082)	(57,462)	(211,017)	(173,956)
Increase in swap fair value	—	4,118	4,930	11,483
Loss on extinguishment of debt	(19,663)	—	(24,491)	—
Equity in income from unconsolidated affiliates	190	376	911	1,242
Other	1,249	(85)	936	1,616

Other income (expense), net	(89,547)	(50,390)	(220,924)	(154,976)

Income before income taxes	157,545	189,455	550,390	578,458
Benefit (provision) for income taxes	7,626	(4,270)	12,483	(11,607)

Net income	165,171	185,185	562,873	566,851
Less: Net income attributable to noncontrolling interest	(53,136)	(58,122)	(172,210)	(143,953)

Net income attributable to Wynn Resorts, Limited	$112,035	$127,063	$390,663	$422,898

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.12	$1.02	$3.75	$3.41
Diluted	$1.11	$1.01	$3.71	$3.37
Weighted average common shares outstanding:
Basic	99,871	124,176	104,104	123,969
Diluted	100,892	125,860	105,291	125,675
Dividends declared per common share:	$0.50	$0.50	$1.50	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$165,171	$185,185	$562,873	$566,851
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,263	(2,433)	2,006	(2,389)
Unrealized gain (loss) on available-for-sale securities, net of tax	784	(2,619)	1,709	(2,619)

Total comprehensive income	167,218	180,133	566,588	561,843
Less: Comprehensive income attributable to noncontrolling interest	(53,654)	(56,858)	(173,140)	(142,701)

Comprehensive income attributable to Wynn Resorts, Limited	$113,564	$123,275	$393,448	$419,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$562,873	$566,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280,142	303,921
Deferred income taxes	(15,814)	10,081
Stock-based compensation	13,704	18,318
Excess tax benefits from stock-based compensation	(1,638)	(10,331)
Amortization and write-offs of deferred financing costs and other	18,834	15,016
Loss on extinguishment of debt	13,116	—
Provision for doubtful accounts	6,068	18,269
Property charges and other	35,049	97,150
Equity in income of unconsolidated affiliates, net of distributions	282	85
Increase in swap fair value	(4,930)	(11,483)
Increase (decrease) in cash from changes in:
Receivables, net	16,896	(21,248)
Inventories and prepaid expenses and other	5,216	10,298
Accounts payable and accrued expenses	59,438	152,125

Net cash provided by operating activities	989,236	1,149,052

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(168,315)	(85,804)
Restricted cash and purchase of corporate debt securities	(297,781)	(281,628)
Proceeds from sale or maturity of corporate debt securities	118,168	37,712
Deposits and purchase of other assets	(3,753)	(34,848)
Proceeds from sale of equipment	551	310

Net cash used in investing activities	(351,130)	(364,258)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,227	21,029
Excess tax benefits from stock-based compensation	1,638	10,331
Dividends paid	(154,059)	(127,668)
Proceeds from issuance of long-term debt	1,648,598	—
Purchase of treasury stock	(911)	(6,859)
Principal payments on long-term debt	(1,022,108)	(163,910)
Interest rate swap settlement	(2,368)	—
Payments of financing costs	(44,491)	(58)

Net cash provided by (used in) financing activities	427,526	(267,135)

Effect of exchange rate on cash	2,718	(134)

Cash and cash equivalents:
Increase in cash and cash equivalents	1,068,350	517,525
Balance, beginning of period	1,262,587	1,258,499

Balance, end of period	$2,330,937	$1,776,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2012	125,080,998	$1,379	$(1,127,036)	$3,177,471	$840	$36,368	$2,089,022	$134,432	$2,223,454
Stock redemption	(24,549,222)	(245)	—	(1,936,198)	—	—	(1,936,443)	—	(1,936,443)
Net income	—	—	—	—	—	390,663	390,663	172,210	562,873
Currency translation adjustment	—	—	—	—	1,450	—	1,450	556	2,006
Net unrealized gain on investments	—	—	—	—	1,335	—	1,335	374	1,709
Exercise of stock options	42,000	—	—	1,227	—	—	1,227	—	1,227
Cancellation of restricted stock	(29,000)	—	—	—	—	—	—	—	—
Purchase of treasury stock	(7,640)	—	(911)	—	—	—	(911)	—	(911)
Cash dividends	—	—	—	200	—	(150,466)	(150,266)	—	(150,266)
Excess tax benefits from stock-based compensation	—	—	—	1,801	—	—	1,801	—	1,801
Stock-based compensation	—	—	—	13,457	—	—	13,457	393	13,850

Balances, September 30, 2012	100,537,136	$1,134	$(1,127,947)	$1,257,958	$3,625	$276,565	$411,335	$307,965	$719,300

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2012, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1.7 billion and $545 million at September 30, 2012 and December 31, 2011, respectively, were invested in time deposits, money market accounts and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $638 million and $717.5 million as of September 30, 2012 and December 31, 2011, respectively.

Restricted Cash and Investment Securities

Restricted cash consists primarily of certain proceeds of the Company’s financing activities that are restricted by the agreements governing the Company’s debt instruments for the payment of certain Cotai related construction and development costs. Restricted cash balances totaled approximately $151.8 million at September 30, 2012, substantially all of which were invested in time deposits. There was no restricted cash at December 31, 2011.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2012 and December 31, 2011, approximately 79% and 84%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. In June 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the nine months ended September 30, 2012, this adjustment benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.22 per share on a fully diluted basis).

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rooms	$13,647	$13,080	$39,845	$39,169
Food and beverage	26,188	26,356	80,271	77,551
Entertainment, retail and other	4,803	4,188	13,498	12,509

	$44,638	$43,624	$133,614	$129,229

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $448.6 million and $472.9 million for the three months ended September 30, 2012 and 2011, respectively. These taxes totaled approximately $1,356.2 million and $1,383.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. Advertising costs were $5.5 million for both the three months ended September 30, 2012 and 2011. These costs totaled approximately $16.8 million and $12.9 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents assets and liabilities carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of September 30, 2012
Cash equivalents	$1,692,901	$908,046	$784,855	$—
Restricted cash and available-for-sale securities	$392,103	$151,776	$240,327	$—

As of December 31, 2011
Cash equivalents	$545,045	$363,104	$181,941	$—
Interest rate swaps	$7,298	$—	$7,298	$—
Available-for-sale securities	$213,567	$—	$213,567	$—

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the years and interim impairment tests performed for years beginning after September 15, 2012. This update is not expected to have a material impact on the Company’s financial statements.

3. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company include stock options and nonvested stock. The weighted average common shares outstanding decreased for the three and nine months ended September 30, 2012, due to the redemption and cancellation of 24,549,222 common shares on February 18, 2012, from a former stockholder and related party as described in Notes 9 and 15.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding (used in calculation of basic earnings per share)	99,871	124,176	104,104	123,969
Potential dilution from the assumed exercise of stock options and nonvested stock	1,021	1,684	1,187	1,706

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	100,892	125,860	105,291	125,675

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	724	25	724	610

4. Comprehensive Income

The following table presents the changes by component in Accumulated Other Comprehensive Income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized gain/loss on securities	Accumulated other comprehensive income
December 31, 2011	$2,409	$(1,569)	$840
Current period other comprehensive income	1,450	1,335	2,785

September 30, 2012	$3,859	$(234)	$3,625

5. Supplemental Disclosure of Cash Flow Information

In February 2012, the Company redeemed and cancelled 24,549,222 shares of common stock from a former stockholder and related party with the issuance of a $1.94 billion promissory note due in 2022. For details of this transaction see Notes 9 and 15.

Interest paid for the nine months ended September 30, 2012 and 2011, totaled approximately $179.9 million and $177.2 million, respectively. Capitalized interest was $1 million for the nine months ended September 30, 2012. No interest was capitalized during the nine months ended September 30, 2011.

For the nine months ended September 30, 2012 and 2011, capital expenditures included an increase of $6.9 million and $16.8 million, respectively, in construction payables and retention.

6. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
September 30, 2012
Domestic and foreign corporate bonds	$205,997	$140	$(496)	$205,641
Commercial paper	34,688	8	(10)	34,686

	$240,685	$148	$(506)	$240,327

December 31, 2011
Domestic and foreign corporate bonds	$196,986	$20	$(2,070)	$194,936
Commercial paper	18,651	1	(21)	18,631

	$215,637	$21	$(2,091)	$213,567

For investments with unrealized losses as of September 30, 2012 and December 31, 2011, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

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

The amortized cost and estimated fair value of these investment securities at September 30, 2012, by contractual maturity, are as follows (amounts in thousands):

	Amortized cost	Fair value
Available-for-sale securities:
Due in one year or less	$199,066	$198,897
Due after one year through two years	41,619	41,430

	$240,685	$240,327

7. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Casino	$245,774	$264,034
Hotel	15,376	20,790
Retail leases and other	48,482	45,520

	309,632	330,344
Less: allowance for doubtful accounts	(96,310)	(91,854)

	$213,322	$238,490

8. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Land and improvements	$732,136	$730,335
Buildings and improvements	3,796,697	3,777,612
Airplanes	77,436	77,436
Furniture, fixtures and equipment	1,638,682	1,655,655
Leasehold interests in land	316,577	316,437
Construction in progress	101,589	28,477

	6,663,117	6,585,952
Less: accumulated depreciation	(1,965,425)	(1,720,620)

	$4,697,692	$4,865,332

9. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,691 at September 30, 2012 and $8,578 at December 31, 2011	$492,309	$491,422
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,673 at September 30, 2012 and $1,789 at December 31, 2011	350,337	350,221
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	—
Wynn Las Vegas Revolving Credit Facility, due July 15, 2013; interest at LIBOR plus 3%	—	—
Wynn Las Vegas Revolving Credit Facility, due July 17, 2015; interest at LIBOR plus 3%	—	—
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	—	330,605
Wynn Macau Senior Term Loan Facilities (as amended July 2012), due July 31, 2017 and July 31,2018; interest at LIBOR or HIBOR plus 1.75%-2.50%, net of original issue discount of $3,904 at September 30, 2012	749,132	—
Wynn Macau Senior Term Loan Facilities (as amended June 2007), due June 27, 2014; interest at LIBOR or HIBOR plus 1.25%-1.75%	—	477,251
Wynn Macau Senior Revolving Credit Facilities, (as amended July 2012) due July 31, 2017; interest at LIBOR or HIBOR plus 1.75%-2.50%	—	—
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25%	—	150,400
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	—
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	34,650	35,350
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	—	22,208

	5,782,871	3,217,719
Current portion of long-term debt	(1,400)	(407,934)

	$5,781,471	$2,809,785

5 3/8% Wynn Las Vegas First Mortgage Notes

On March 12, 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012.

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

As described in Note 15 of the Condensed Consolidated Financial Statements, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents.

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

The 2022 Notes rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”).

On September 17, 2012, the Wynn Las Vegas Credit Agreement was terminated as discussed below, and in accordance with the respective indentures, the liens on the assets of Wynn Las Vegas and its subsidiaries securing, and the subsidiary guarantees of, the 2022 Notes and the Existing Notes were released. The 2022 Notes and the Existing Notes are unsecured, except by a pledge of the equity interests of Wynn Las Vegas, granted by its parent, Wynn Resorts Holdings, LLC, and are not guaranteed by any of the Wynn Las Vegas subsidiaries.

Wynn Las Vegas Revolving Credit Facilities

On March 12, 2012, Wynn Las Vegas entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement, dated as of August 15, 2006 (as amended, the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, Wynn Las Vegas, LLC prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing fees of $4.8 million, all related to the Wynn Las Vegas term loan and revolving credit facilities.

On September 17, 2012, Wynn Las Vegas terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas did not incur any early termination penalties related to the termination.

In connection with the termination, the Company expensed $2 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Wynn Macau Credit Facilities

During the nine months ended September 30, 2012, the Company repaid $150.4 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. On June 27, 2012, the Wynn Macau Senior Revolving Credit Facility matured with an outstanding balance of $0.

On July 31, 2012, Wynn Macau, S.A., amended and restated its credit facilities, dated September 14, 2004 (as so amended and restated, the “Amended Wynn Macau Credit Facilities”), and appointed Bank of China Limited, Macau Branch as intercreditor agent, facilities agent and security agent. The Amended Wynn Macau Credit Facilities and related agreements took effect on July 31, 2012 and expand availability under Wynn Macau S.A.’s senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior secured term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau, S.A. also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollar and United States Dollar tranches, were used to refinance Wynn Macau S.A.’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of Wynn Cotai and for general corporate purposes.

The term loan facility matures in July 2018, and the revolving credit facility matures in July 2017. The principal amount of the term loan is required to be repaid in two equal installments in July 2017 and July 2018. The senior secured facilities bear interest for the first six months after closing at LIBOR or HIBOR plus a margin of 2.50% and thereafter will be subject to LIBOR or HIBOR plus a margin of between 1.75% to 2.50% based on Wynn Macau, S.A.’s leverage ratio.

Borrowings under the Amended Wynn Macau Credit Facilities are guaranteed by Palo Real Estate Company Limited (“Palo”), a subsidiary of Wynn Macau, S.A., and by certain subsidiaries of the Company that own equity interests in Wynn Macau, S.A., and are secured by substantially all of the assets of Wynn Macau, S.A., the equity interests in Wynn Macau, S.A. and substantially all of the assets of Palo.

In connection with amending the Wynn Macau Credit Facilities, the Company expensed $17.7 million and capitalized $32.9 million of financing costs.

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Price Promissory Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Price Promissory Note (the “Redemption Note”) has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

Debt Covenant Compliance

As of September 30, 2012, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion and $2.2 billion at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based on recent trades (using level 2 inputs), was approximately $3.3 billion and $2.4 billion at September 30, 2012 and December 31, 2011, respectively. The net book value of the Company’s other debt instruments, excluding the Redemption Note, was approximately $783.8 million and $1.1 billion at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Company’s other debt instruments was approximately $750.1 million and $1 billion at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of the Redemption Note was approximately $1.94 billion at September 30, 2012.

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

Wynn Las Vegas Swap

In June 2012, the Company terminated its Wynn Las Vegas swap for a payment of $2.4 million. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $4.6 million.

Wynn Macau Swaps

In June 2012, the Wynn Macau swap matured. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $2.7 million.

On September 28, 2012, the Company entered into two interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under the two swap agreements, the Company pays a fixed interest rate of 0.73% (excluding the applicable interest margin) on notional amounts corresponding to borrowings of HK$3.95 billion (approximately US$509.3 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

11. Related Party Transactions

Related Party Share Redemption

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2012 and December 31, 2011, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $0.7 million and $0.4 million, respectively.

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

12. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Donation to University of Macau	$965	$1,033	$3,105	$108,516
Loss on show cancellation	6,056	—	6,056	1,378
Net loss on assets abandoned, retired for remodel or sold	15,700	8,629	27,386	14,176

	$22,721	$9,662	$36,547	$124,070

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and nine months ended September 30, 2012, included a remodel of a Las Vegas restaurant, charges associated with the termination of a Las Vegas show which will end its run in November 2012 and miscellaneous renovations and abandonments at our resorts. Property charges and other for the three and nine months ended September 30, 2011 included the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive, for a total of $135 million. The amount reflected in the accompanying Condensed Consolidated Statements of Income has been discounted using the Company’s then estimated borrowing rate over the time period of the remaining committed payments. In accordance with accounting standards for contributions, subsequent accretion of the discount is being recorded as additional donation expense and included in Property charges and other. Property charges and other for the nine months ended September 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas and miscellaneous renovations and abandonments at our resorts.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $53.1 million and $58.1 million for the three months ended September 30, 2012 and 2011, respectively. Net income attributable to noncontrolling interest was $172.2 million and $144 million for the nine months ended September 30, 2012 and 2011, respectively.

14. Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Casino	$2,621	$2,076	$3,571	$6,804
Rooms	34	90	234	329
Food and beverage	27	99	82	371
Entertainment, retail and other	—	3	14	19
General and administrative	3,168	3,374	9,803	10,795

Total stock-based compensation expense	5,850	5,642	13,704	18,318
Total stock-based compensation capitalized	49	437	146	827

	$5,899	$6,079	$13,850	$19,145

For the nine months ended September 30, 2012, the Company reversed stock-based compensation expense allocated to casino operations related to stock options and restricted stock granted in 2008 with an approximate 8 year cliff vest provision that were forfeited during the first quarter of 2012.

15. Commitments and Contingencies

Wynn Macau

Cotai Development and Land Concession Contract. In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The Company is constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on this land. The Company estimates the project budget to be in the range of $3.5 billion to $4.0 billion. The Company expects to establish a guaranteed maximum price for the project in the first half of 2013.

The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (including interest at 5%) due beginning November 2012. As of September 30, 2012, the Company has recorded this obligation and related asset with $27.2 million included as a current liability and $90.3 million included as a long-term liability. The Company will also be required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

Cotai Land Agreement. On May 10, 2012, the Company made a $50 million payment to an unrelated third party in consideration of that party’s relinquishment of certain rights in and to any future development on the Cotai land noted above.

Litigation

In addition to the actions noted below, the Company’s affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with Judicial Arbitration and Mediation Services regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010. APC removed the action to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed the matter to the United States Court of Appeals for the Ninth Circuit. On October 15, 2012, the matter was argued and submitted. Management believes that APC’s claims against the Company are without merit, and the Company intends to continue to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates and Related Matters

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who is also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and has refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the board of directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the board of directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature. After authorizing the redemption of the Aruze USA, Inc. shares, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons, evaluating whether to seek the removal of Mr. Okada from the Company’s Board of Directors, and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012.

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation, companies controlled by Mr. Okada (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents. On March 12, 2012, Aruze USA, Inc. and Universal Entertainment Corporation removed the action to the United States District Court for the District of Nevada. On that same date, Aruze USA, Inc. and Universal Entertainment Corporation filed an answer denying the claims and a counterclaim that purports to assert claims against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel. Among other relief, the counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Stockholders Agreement. On March 29, 2012, the Company filed a motion to remand the action to state court and requested an extension to answer the denial of Wynn Resorts’ claims and the Okada Parties’ counterclaims. The federal district court granted the Company’s motion to remand and awarded the Company its related attorneys’ fees. This case is now pending in the state court, which has determined that this action will be coordinated with Mr. Okada’s inspection action (discussed below). The Okada Parties filed a notice of intent to commence a separate federal securities action for the securities counterclaims previously asserted, but have not done so as of the date of this report.

On June 19, 2012, Elaine Wynn responded to the Okada Parties’ Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the January 2010 Stockholders Agreement (the “Stockholders Agreement”) by and among Aruze USA, Inc., Steve Wynn, and Elaine Wynn be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase.

On February 24, 2012, the board of directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board.

The Company provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the

Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, as described below, the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

The Executive Committee continues to monitor such investigations and may decide at some future point to call a special meeting of stockholders for the purpose of removing Mr. Okada, if it considers such action to be desirable and in the best interests of the Company and its stockholders.

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings filed a complaint in Tokyo District Court against the Company, all members of the Board (other than Mr. Okada) and the Company’s General Counsel, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The plaintiffs seek damages and legal fees from the defendants.

On August 31, 2012, the Company received a letter from Aruze USA, Inc. purportedly notifying the Company of its intent to nominate two individuals for election as directors pursuant to Section 2.13 of the Company’s Fourth Amended and Restated Bylaws. Section 2.13 provides for nominations by stockholders. As a result of the Board’s determination on February 18, 2012, that all of Mr. Okada, Aruze USA, Inc. and Universal are “unsuitable persons” as defined in the Articles of Incorporation of the Company, and the subsequent redemption of all shares previously owned by Aruze USA, Inc., the Company believes that Aruze USA, Inc. is not eligible to make such nominations. On October 19, 2012, Aruze USA, Inc. publicly announced that it is terminating its efforts to elect such nominees.

On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the state court in Nevada. The motion sought a preliminary injunction that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder and an order that its purported nominees be presented to Wynn Resorts’ stockholders and voted on (including by Aruze USA, Inc. as a stockholder) at the 2012 Annual Meeting of Stockholders (scheduled for November 2, 2012). At the conclusion of a hearing held on October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. The Company intends to vigorously defend against the appeal and to argue that the Nevada Supreme Court should affirm the state court’s decision.

On September 7, 2012, Aruze USA, Inc. and Universal Entertainment Corporation filed a second amended counterclaim in the Nevada state court. Wynn Resorts and the other counter-defendants filed a motion to dismiss that pleading on September 26, 2012. A hearing on the motion is schedule for November 13, 2012.

In addition, on October 10, 2012, Mr. Okada filed a motion to dismiss the complaint that Wynn Resorts filed in the Nevada state court in February 2012. The Company filed an amended complaint on October 29, 2012.

Litigation Commenced by Kazuo Okada and Related Matters

On January 11, 2012, Mr. Okada, in his role as a Wynn Resorts’ director, commenced a writ proceeding in the Eighth Judicial District Court, Clark County, Nevada, seeking to compel the Company to produce certain books and records relating to a donation to the University of Macau, among other things.

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

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company is cooperating with the Salt Lake Regional Office staff.

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

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. The Nevada state court ordered Mr. Okada to file a supplemental brief addressing how his requests relate to his duties as a director of the Company, and the Company was to respond by filing a supplemental brief on the reasonableness of Mr. Okada’s requests. After Mr. Okada filed his supplemental brief, the Company moved to depose Mr. Okada prior to having to file its supplemental brief. At a hearing on June 28, 2012, the state court ordered Mr. Okada to appear for a deposition in Las Vegas, Nevada, which took place on September 18, 2012. Following Mr. Okada’s deposition, the parties each submitted supplemental briefs. Following a hearing held on October 2, 2012, the court ruled that Mr. Okada is entitled to review certain additional Company documents from the 2000 to 2002 time period. The Company has complied with the court’s ruling. On November 2, 2012, Mr. Okada filed a motion to compel the production of additional documents and to depose a Company representative. A hearing on this motion is scheduled for November 8, 2012.

Related litigation

Six derivative actions were commenced against the Company and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees’ Retirement System, (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund (collectively, the Federal Plaintiffs”).

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On October 15, 2012, the Federal Plaintiffs filed an opposition to the motion to dismiss, and the directors filed reply papers on November 5, 2012.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions.

The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. The parties have entered into a stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants will not be required to respond to the consolidated complaint while the stay remains in effect. The state court entered the stipulation on October 25, 2012.

The consolidated actions are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

16. Income Taxes

For the three months ended September 30, 2012 and 2011, the Company recorded a tax benefit of $7.6 million and tax expense of $4.3 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded a tax benefit of $12.5 million and tax expense of $11.6 million, respectively. The Company’s income tax benefit is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2012 and 2011, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.8 million and $10.5 million, respectively.

Wynn Macau, S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $20.3 million and $22.8 million in such taxes during the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company was exempted from the payment of such taxes totaling $66.9 million and $57.3 million, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

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

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	September 30, 2012	December 31, 2011
Assets
Las Vegas Operations	$3,637,308	$4,035,398
Macau Operations	2,899,741	2,202,683
Corporate and other	1,419,178	661,415

	$7,956,227	$6,899,496

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues
Las Vegas Operations	$388,044	$346,936	$1,096,405	$1,132,374
Macau Operations	910,451	951,368	2,768,795	2,793,555

Total	$1,298,495	$1,298,304	$3,865,200	$3,925,929

Adjusted Property EBITDA (1)
Las Vegas Operations	$110,390	$85,134	$293,193	$349,954
Macau Operations	292,161	295,960	884,144	883,139

Total	402,551	381,094	1,177,337	1,233,093

Other operating costs and expenses
Depreciation and amortization	94,274	100,522	280,142	303,921
Property charges and other	22,721	9,662	36,547	124,070
Corporate expenses and other	38,274	30,689	88,423	70,426
Equity in income from unconsolidated affiliates	190	376	911	1,242

Total	155,459	141,249	406,023	499,659

Operating income	247,092	239,845	771,314	733,434

Non-operating costs and expenses
Interest income	3,759	2,663	7,807	4,639
Interest expense, net of capitalized interest	(75,082)	(57,462)	(211,017)	(173,956)
Increase in swap fair value	—	4,118	4,930	11,483
Loss on extinguishment of debt	(19,663)	—	(24,491)	—
Equity in income from unconsolidated affiliates	190	376	911	1,242
Other	1,249	(85)	936	1,616

Total	(89,547)	(50,390)	(220,924)	(154,976)

Income before income taxes	157,545	189,455	550,390	578,458
Benefit (provision) for income taxes	7,626	(4,270)	12,483	(11,607)

Net income	$165,171	$185,185	$562,873	$566,851

(1)

“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Subsequent Events

On October 24, 2012 the Company announced a cash dividend of $8.00 per share, payable on November 20, 2012 to stockholders of record as of November 7, 2012.

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

Our Resorts

The following table sets forth information about our resorts as of October 2012:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	220	2,325
Macau Operations	1,008	265,000	480	950

Las Vegas Operations

Wynn Las Vegas I Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking, and approximately 5 acres adjacent to the golf course on which an office building is located.

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,750 spacious hotel rooms, suites and villas;

•	32 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

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

In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. In December 2011, we made a $62.5 million initial deposit under the draft land concession contract. On May 2, 2012, the land concession contract was gazetted by the government of Macau, evidencing the final step in the granting of the land concession. We are constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on this land. We estimate the project budget to be in the range of $3.5 billion to $4.0 billion. We expect to establish a guaranteed maximum price for the project in the first half of 2013.

Results of Operations

The table below presents our net revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues
Macau Operations	$910,451	$951,368	$2,768,795	$2,793,555
Las Vegas Operations	388,044	346,936	1,096,405	1,132,374

	$1,298,495	$1,298,304	$3,865,200	$3,925,929

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

In our VIP casino in Macau, customers primarily purchase non-negotiable chips, commonly referred to as rolling chips, from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP casino is recorded as turnover and provides a base for calculating VIP casino win percentage. Because of this difference in chip purchase activity, the measurement base used in the general casino is not the same that is used in the VIP casino. It is customary in Macau to measure VIP casino play using this rolling chip method. We expect our win as a percentage of turnover to be within the range of 2.7% to 3.0%.

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

Even though both use the same measurement method, we experience different table games win percentages in Las Vegas and the general casino in Macau. This difference is primarily due to the difference in the mix of table games and customer playing habits between the two casinos. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 24%. Our expected table games win percentage in the general casino at Wynn Macau, which we have periodically revised based on our experience since the opening of the Encore at Wynn Macau expansion, is 28% to 30%.

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

Financial results for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenues

Net revenues for the three months ended September 30, 2012, were comprised of $1,012.8 million in casino revenues (78% of total net revenues) and $285.7 million of net non-casino revenues (22% of total net revenues). Net revenues for the three months ended September 30, 2011, are comprised of $1,020.2 million in casino revenues (78.6% of total net revenues) and $278.1 million of net non-casino revenues (21.4% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2012, of $1,012.8 million represents a $7.4 million (0.7%) decrease from casino revenues of $1,020.2 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, our Las Vegas Operations experienced a $28.7 million (22.6%) increase in casino revenues to $155.6 million, compared to the prior year quarter due to a an increase in our table games win percentage (before discounts). Our Macau Operations experienced a $36.1 million (4%) decrease in casino revenues to $857.2 million for the three months ended September 30, 2012, compared to the prior year quarter due primarily to lower turnover in the VIP casino and lower slot machine handle associated with our premium customers.

The table below sets forth key gaming statistics related to our Las Vegas and Macau operations.

	Three Months Ended September 30,
	2012	2011	Increase/ (Decrease)	Percent Change
	(amounts in thousands)
Las Vegas Operations:
Drop	$682,349	$603,485	$78,864	13.1%
Table games win %	21.9%	18.3%	3.6pts	—
Slot machine handle	$723,514	$673,825	$49,689	7.4%
Slot machine win	$46,326	$43,186	$3,140	7.3%

Macau Operations:
VIP Casino
VIP turnover	$27,622,665	$31,439,153	$(3,816,488)	(12.1)%
VIP win as a % of turnover	3.08%	2.95%	0.13pts	—

General Casino
Drop	$686,122	$704,274	$(18,152)	(2.6)%
Table games win %	30.8%	27.7%	3.1pts	—
Slot machine handle	$983,705	$1,133,943	$(150,238)	(13.2)%
Slot machine win	$54,412	$64,494	$(10,082)	(15.6)%

For the three months ended September 30, 2012, room revenues were $119.6 million, a decrease of $0.5 million (0.4%) compared to prior year quarter room revenue of $120.1 million. Room revenue at our Las Vegas Operations increased approximately $1.3 million (1.4%) to $91 million compared to the prior year quarter. ADR at our Las Vegas Operations has increased compared to the prior year quarter as we maintained our room rates in an effort to attract customers who would take advantage of all aspects of our resort. Room revenue at our Macau Operations decreased $1.8 million (5.7%) to $28.6 million compared to the prior year quarter due primarily to a decrease in average room rates.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended September 30,
	2012	2011
Average Daily Rate
Las Vegas	$244	$240
Macau	307	315
Occupancy
Las Vegas	85.7%	88.3%
Macau	94.2%	93.7%
REVPAR
Las Vegas	$209	$212
Macau	289	295

Other non-casino revenues for the three months ended September 30, 2012, included food and beverage revenues of $156.6 million, retail revenues of $63.2 million, entertainment revenues of $21.6 million, and other revenues from outlets, including the spa and salon, of $16.3 million. Other non-casino revenues for the three months ended September 30, 2011, included food and beverage revenues of $142.9 million, retail revenues of $67.2 million, entertainment revenues of $21.9 million, and other revenues from outlets such as the spa and salon, of $16.4 million. Food and beverage revenues at our Las Vegas Operations increased $13.3 million, while our Macau Operations increased $0.4 million, as compared to the prior year quarter. The increase in Las Vegas is due primarily to strong business in our beach club and nightclubs. Retail revenues at our Macau Operations decreased $3.9 million due to lower sales in some of our watch stores, while retail revenues at our Las Vegas Operations declined only $0.1 million despite the reduction in retail square footage from the reconfiguration of the Encore retail area.

Departmental, Administrative and Other Expenses

For the three months ended September 30, 2012, departmental expenses included casino expenses of $653.9 million, room expenses of $31.9 million, food and beverage expenses of $80.7 million, and entertainment, retail and other expenses of $46.9 million. Also included are general and administrative expenses of $115.8 million and a charge of $5.3 million for the provision for doubtful accounts receivable. For the three months ended September 30, 2011, departmental expenses included casino expenses of $679.5 million, room expenses of $31.1 million, food and beverage expenses of $73.3 million, and entertainment, retail and other expenses of $52.2 million. Also included for the three months ended September 30, 2011, are general and administrative expenses of $107.9 million and $4.3 million charged as a provision for doubtful accounts receivable. Casino expenses decreased for the three months ended September 30, 2012, from the prior year quarter due primarily to lower gaming taxes and junket commissions commensurate with the decrease in gaming revenues at our Macau Operations. Food and beverage expenses increased over the prior year quarter primarily due to additional nightclub promotional costs in Las Vegas. The decrease in entertainment, retail and other expenses was driven by the conversion of certain owned retail stores to leased outlets in Macau resulting in a lower cost of sales. General and administrative expense increased primarily due to legal and other costs incurred related to the share redemption and litigation with a former stockholder, as well as development costs.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2012, was $94.3 million compared to $100.5 million for the three months ended September 30, 2011. This decrease is primarily due to assets with a 5-year life at Wynn Macau being fully depreciated as of September 2011.

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

Property charges and other

Property charges and other for the three months ended September 30, 2012, were $22.7 million compared to $9.7 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, property charges and other related primarily to a remodel of a Las Vegas restaurant, charges related to the termination of a Las Vegas show which will end its run in November 2012, and miscellaneous renovations and abandonments at our resorts. Property charges and other for the three months ended September 30, 2011 primarily include miscellaneous renovations and abandonments at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to make enhancements and refinements at our resorts.

Other non-operating costs and expenses

Interest income was $3.8 million for the three months ended September 30, 2012, compared to $2.7 million for the three months ended September 30, 2011. During 2012 and 2011, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While the majority of our short-term investments were primarily in money market accounts and time deposits with a maturity of three months or less, beginning in April 2011, we have invested in certain corporate bond securities and commercial paper.

Interest expense was $75.1 million, net of capitalized interest of $0.5 million, for the three months ended September 30, 2012, compared to $57.5 million for the three months ended September 30, 2011. No interest was capitalized during the three months ended September 30, 2011. Our interest expense increased compared to the prior year quarter primarily due to the issuance of the $1.94 billion Redemption Note by Wynn Resorts, the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, and the increase in the Wynn Macau term loan offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings, all as described in Notes to Condensed Consolidated Financial Statements, Note 9 – “Long-Term Debt”.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. In June 2012, we terminated the Wynn Las Vegas interest rate swap for a payment of $2.4 million and the Wynn Macau interest rate swap matured. For the three months ended September 30, 2011, we recorded a gain of $4.1 million resulting from the increase in the fair value of interest rate swaps between June 30, 2011 and September 30, 2011. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in Note 9 of our Notes to Condensed Consolidated Financial Statements, we amended our Wynn Macau Credit Facilities in July 2012 and terminated the Wynn Las Vegas Credit Agreement in September 2012. In connection with amending the Wynn Macau Credit Facilities, we expensed $17.7 million of deferred financing costs and third party fees. In connection with the termination of the Wynn Las Vegas credit agreement, we expensed $2 million of deferred financing costs and third party fees.

Income Taxes

For the three months ended September 30, 2012 and 2011, we recorded a tax benefit of $7.6 million and tax expense of $4.3 million, respectively. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended September 30, 2012 and 2011, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.6 million and $2.8 million, respectively.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $20.3 million and $22.8 million in such taxes during the three months ended September 30, 2012 and 2011, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

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

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $53.1 million for the three months ended September 30, 2012, compared to $58.1 million for the three months ended September 30, 2011. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Revenues

Net revenues for the nine months ended September 30, 2012, were comprised of $3,015.5 million in casino revenues (78% of total net revenues) and $849.7 million of net non-casino revenues (22% of total net revenues). Net revenues for the nine months ended September 30, 2011, are comprised of $3,108.6 million in casino revenues (79.2% of total net revenues) and $817.4 million of net non-casino revenues (20.8% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the nine months ended September 30, 2012, of $3,015.5 million represents a $93.1 million (3%) decrease from casino revenues of $3,108.6 million for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, our Las Vegas Operations experienced a $67.6 million (14.1%) decrease in casino revenues to $411.8 million, compared to the prior year period due to a decrease in our table games win percentage (before discounts) during the first half of 2012. Our Macau Operations experienced a $25.5 million (1%) decrease in casino revenues to $2,603.7 million for the nine months ended September 30, 2012, compared to the prior year period due primarily to lower turnover in the VIP casino and lower slot machine handle associated with our premium customers.

The table below sets forth key gaming statistics related to our Las Vegas and Macau operations.

	Nine Months Ended September 30,
	2012	2011	Increase/ (Decrease)	Percent Change
	(amounts in thousands)
Las Vegas Operations:
Drop	$1,912,430	$1,772,201	$140,229	7.9%
Table games win %	20.1%	25.4%	(5.3)pts	—
Slot machine handle	$2,150,263	$2,078,129	$72,134	3.5%
Slot machine win	$129,812	$127,188	$2,624	2.1%

Macau Operations:
VIP Casino
VIP turnover	$91,512,158	$93,386,297	$(1,874,139)	(2.0)%
VIP win as a % of turnover	2.81%	2.85%	(0.04)pts	—

General Casino
Drop	$2,065,323	$2,077,029	$(11,706)	(0.6)%
Table games win %	30.3%	27.8%	2.5pts	—
Slot machine handle	$3,610,782	$4,101,458	$(490,676)	(12.0)%
Slot machine win	$191,294	$212,465	$(21,171)	(10.0)%

For the nine months ended September 30, 2012, room revenues were $362 million, an increase of $6.5 million (1.8%) compared to prior year period room revenue of $355.5 million. Room revenue at our Las Vegas Operations increased approximately $5.8 million (2.2%) to $274.5 million compared to the prior year period. ADR at our Las Vegas Operations has increased as we maintained our room rates in an effort to attract customers who would take advantage of all aspects of our resort. Room revenue at our Macau Operations increased $0.7 million (0.8%) to $87.5 million compared to the prior year period due to an increase in occupancy and in the average daily room rate during the first half of 2012.

The table below sets forth key operating measures related to room revenue.

	Nine Months Ended September 30,
	2012	2011
Average Daily Rate
Las Vegas	$251	$240
Macau	316	312
Occupancy
Las Vegas	84.2%	88.4%
Macau	91.8%	91.0%
REVPAR
Las Vegas	$211	$212
Macau	290	284

Other non-casino revenues for the nine months ended September 30, 2012, included food and beverage revenues of $452.8 million, retail revenues of $192.8 million, entertainment revenues of $60.8 million, and other revenues from outlets, including the spa and salon, of $54.8 million. Other non-casino revenues for the nine months ended September 30, 2011, included food and beverage revenues of $419.5 million, retail revenues of $191.5 million, entertainment revenues of $61.5 million, and other revenues from outlets such as the spa and salon, of $53.9 million. Food and beverage revenues increased primarily due to the strength of our beach club and nightclub business at our Las Vegas Operations. Retail revenues at our Macau Operations increased $3 million, while retail revenues at our Las Vegas Operations decreased $1.7 million. The increase at Wynn Macau is due to strong same store sales growth combined with new stores from the first half of 2012. Retail revenues at our Las Vegas operations decreased as we reconfigured the Encore retail area and are in the process of rebranding several retail outlets. Entertainment revenues decreased over the prior year period primarily due to a loss of revenues from the Sinatra “Dance with Me” show, which ended its run in Las Vegas on April 23, 2011.

Departmental, Administrative and Other Expenses

For the nine months ended September 30, 2012, departmental expenses included casino expenses of $1,974.2 million, room expenses of $95.2 million, food and beverage expenses of $235.6 million, and entertainment, retail and other expenses of $144.6 million. Also included are general and administrative expenses of $321.5 million and $6.1 million charged as a provision for doubtful accounts receivable. For the nine months ended September 30, 2011, departmental expenses included casino expenses of $1,988.3 million, room expenses of $93.6 million, food and beverage expenses of $214.2 million, and entertainment, retail and other expenses of $162.6 million. Also included for the nine months ended September 30, 2011, are general and administrative expenses of $287.5 million and $18.3 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased for the nine months ended September 30, 2012, over the prior year period due primarily to lower gaming taxes and junket commissions commensurate with the decrease in gaming revenues. Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs in Las Vegas. The decrease in entertainment, retail and other expenses was driven by the conversion of certain owned retail stores to leased outlets in Macau resulting in lower cost of sales. General and administrative expense increased primarily due to legal and other costs incurred related to the share redemption and litigation with a former stockholder, higher advertising costs, and pay rate increases. The provision for doubtful accounts decreased during the nine months ended September 30, 2012 as we recorded an adjustment to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2012, was $280.1 million compared to $303.9 million for the nine months ended September 30, 2011. This decrease is primarily due to assets with a 5-year life at Wynn Macau being fully depreciated as of September 2011.

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

Property charges and other

Property charges and other for the nine months ended September 30, 2012, were $36.5 million compared to $124.1 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, property charges and other related primarily to a remodel of a Las Vegas restaurant, charges related to the cancellation of a Las Vegas show which will end its run in November 2012, and miscellaneous renovations and abandonments at our resorts. Property charges and other for the nine months ended September 30, 2011 includes a charge of $108.5 million reflecting the present value of a charitable contribution made by Wynn Macau to the University of Macau Development Foundation. This contribution consists of a $25 million payment made in May 2011, and a commitment for additional donations of $10 million each year for the calendar years 2012 through

2022 inclusive, for a total of $135 million. The amount reflected in our accompanying Condensed Consolidated Statements of Income has been discounted using our then estimated borrowing rate over the time period of the remaining committed payments. Property charges and other for the nine months ended September 30, 2011 also include the write off of certain costs related to a show that ended its run in Las Vegas and miscellaneous renovations and abandonments at our resorts.

In response to our evaluation of our resorts and the reactions of our guests, we continue to make enhancements and refinements at our resorts.

Other non-operating costs and expenses

Interest income was $7.8 million for the nine months ended September 30, 2012, compared to $4.6 million for the nine months ended September 30, 2011. During 2012 and 2011, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While the majority of our short-term investments were primarily in money market accounts and time deposits with a maturity of six months or less, beginning in April 2011, we have invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income.

Interest expense was $211 million, net of capitalized interest of $1 million, for the nine months ended September 30, 2012, compared to $174 million for the nine months ended September 30, 2011. No interest was capitalized during the nine months ended September 30, 2011. Our interest expense increased compared to the prior year period primarily due to the issuance of the $1.94 billion Redemption Note by Wynn Resorts, and the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings, all as described in Note 9 of our Notes to Condensed Consolidated Financial Statements.

Changes in the fair value of our interest rate swaps and any applicable termination payments are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of $4.9 million for the nine months ended September 30, 2012, resulting from the increase in the fair value of the interest rate swaps that existed during the nine months ended September 30, 2012. In June 2012, we terminated the Wynn Las Vegas interest rate swap for a payment of $2.4 million and the Wynn Macau interest rate swap matured. For the nine months ended September 30, 2011, we recorded a gain of $11.5 million resulting from the increase in the fair value of interest rate swaps between December 31, 2010 and September 30, 2011. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

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

As described in Note 9 of our Notes to Condensed Consolidated Financial Statements, we amended our Wynn Macau Credit Facilities in July 2012 and terminated the Wynn Las Vegas Credit Agreement in September 2012. In connection with amending the Wynn Macau Credit Facilities, we expensed $17.7 million of deferred financing costs and third party fees. In connection with the termination of the Wynn Las Vegas credit agreement, we expensed $2 million of deferred financing costs and third party fees.

Income Taxes

For the nine months ended September 30, 2012 and 2011, we recorded a tax benefit of $12.5 million and tax expense of $11.6 million, respectively. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2012 and 2011, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.8 million and $10.5 million, respectively.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $66.9 million and $57.3 million in such taxes during the nine months ended September 30, 2012 and 2011, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

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

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $172.2 million for the nine months ended September 30, 2012, compared to $144 million for the nine months ended September 30, 2011. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each period.

Adjusted Property EBITDA

We use adjusted property EBITDA to manage the operating results of our segments. Adjusted property EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use adjusted property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present adjusted property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges and corporate expenses that do not relate to the management of specific casino properties. However, adjusted property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, adjusted property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in adjusted property EBITDA. Also, our calculation of adjusted property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes adjusted property EBITDA (amounts in thousands) for our Las Vegas and Macau Operations as reviewed by management and summarized in Notes to Condensed Consolidated Financial Statements – Note 17 “Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Property EBITDA	2012	2011	2012	2011
Macau Operations	$292,161	$295,960	$884,144	$883,139
Las Vegas Operations	110,390	85,134	293,193	349,954

	$402,551	$381,094	$1,177,337	$1,233,093

For the three months ended September 30, 2012, our Las Vegas Operations benefitted from stronger operating results primarily in the casino and food and beverage departments, while our Macau Operations were negatively impacted by lower turnover in the VIP casino.

For the nine months ended September 30, 2012, our Las Vegas Operations were negatively impacted by a lower than normal table games win percentage as discussed above. Our Macau Operations were negatively impacted by lower turnover in the VIP casino. Results for the nine months in Las Vegas and Macau were positively impacted by a credit taken to the provision for doubtful accounts as discussed above. Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our Las Vegas and Macau operations (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who wager on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the nine months ended September 30, 2012, was $989.2 million compared to $1,149.1 million provided by operations for the nine months ended September 30, 2011. Cash flow from operations decreased due to lower casino department profitability and changes in ordinary working capital accounts such as accrued expenses.

Capital Resources

At September 30, 2012, we had approximately $2.3 billion of cash and cash equivalents and $240.3 million of available for sale investments in foreign and domestic debt securities with maturities of up to 2 years. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. In addition, we have $151.8 million of restricted cash for Cotai related construction and development costs. Of these amounts, Wynn Macau, Limited and its subsidiaries held $1,202 million and $67.1 million in cash and available for sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on September 30, 2012, approximately one-third of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $1,038.4 million and $173.2 million of cash and available for sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $90.5 million.

On September 17, 2012, Wynn Las Vegas terminated its Amended and Restated Credit Agreement. No loans were outstanding at the time of termination. On September 18, 2012, Wynn Las Vegas distributed to Wynn Resorts, Limited, the Wynn Las Vegas golf course land, the related water rights, and $700 million in cash.

On July 31, 2012, Wynn Macau expanded its availability under the senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior secured term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. These borrowings were used to refinance Wynn Macau’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of Wynn Cotai, and for general corporate purposes.

We believe that cash flow from operations, availability under our bank credit facility and our existing cash balances will be adequate to satisfy our anticipated uses of capital for the remainder of 2012. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days.

Investing Activities

Capital expenditures were approximately $168.3 million for the nine months ended September 30, 2012, which included a one-time payment of $50 million in consideration of an unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land as well as approximately $35 million of site preparation costs for our Cotai land and various renovations at our resorts. Capital expenditures for the nine months ended September 30, 2011, were approximately $85.8 million and related primarily to the room and suite remodel at Wynn Las Vegas.

Financing Activities

Las Vegas Operations

On March 12, 2012, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together the “Issuers”) issued, in a private offering, $900 million aggregate principal amount of 5  3/8% First Mortgage Notes due 2022 (the “2022 Notes”) pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2012 notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012.

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

The 2022 Notes rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”), the 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”) and the 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes” and, together with the 2017 Notes and the 7 7/8% 2020 Notes, the “Existing Notes”).

On March 12, 2012, Wynn Las Vegas, LLC entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amends the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, Wynn Las Vegas prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, Wynn Las Vegas expensed deferred financing costs of $4.8 million.

On September 17, 2012, Wynn Las Vegas terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas, LLC did not incur any early termination penalties in connection with the termination.

In connection with the termination, we expensed $2.0 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Macau Operations

During the nine months ended September 30, 2012, we repaid $150.4 million of borrowings under the Wynn Macau Revolver.

On July 31, 2012, Wynn Macau, amended and restated its credit facilities, dated September 14, 2004 (as so amended and restated, the “Amended Wynn Macau Credit Facilities”), and appointed Bank of China Limited, Macau Branch as intercreditor agent, facilities agent and security agent. The Amended Wynn Macau Credit Facilities took effect on July 31, 2012 and expand availability under Wynn Macau’s senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior secured term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollar and United States Dollar tranches, were used to refinance Wynn Macau’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of Wynn Cotai, and for general corporate purposes.

The term loan facility matures in July 2018, and the revolving credit facility matures in July 2017. There are no amounts outstanding under the revolving credit facility. The principal amount of the term loan is required to be repaid in two equal installments in July 2017 and July 2018. The senior secured facilities will bear interest for the first six months after closing at LIBOR or HIBOR plus a margin of 2.50% and thereafter will be subject to LIBOR or HIBOR plus a margin of between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

Borrowings under the Amended Wynn Macau Credit Facilities are guaranteed by Palo Real Estate Company Limited (“Palo”), a subsidiary of Wynn Macau, S.A., and by certain subsidiaries of the Company that own equity interests in Wynn Macau, S.A., and are secured by substantially all of the assets of Wynn Macau, S.A., the equity interests in Wynn Macau, S.A. and substantially all of the assets of Palo.

In connection with amending the Wynn Macau Credit Facilities, we expensed $17.7 million and capitalized $32.9 million of financing costs.

Wynn Resorts Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” our articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. We engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, we issued the Redemption Price Promissory Note (the “Redemption Note”) to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

We recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, we considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Note 15 to our Notes to Condensed Consolidated Financial Statements); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, we used observable inputs from a range of trading values of financial instruments with lives similar to the estimated life of the Redemption Note. As a result of this analysis, we concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for floating-for-fixed interest rate swaps described under Item 3. Quantitative and Qualitative Disclosures About Market Risk. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2012, we had unsecured outstanding letters of credit totaling $15.8 million.

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

In September 2012, the Wynn Las Vegas Credit agreement was terminated and Wynn Macau entered into two interest rate swap agreements. Other than those transactions, there have been no material changes during the nine months ended September 30, 2012 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the Existing Notes and the 2022 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Amended Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Notes to Condensed Consolidated Financial Statements, Note 15 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Wynn Las Vegas, LLC 2022 Notes and Existing Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under our debt documents.

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

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under the provision of our articles of incorporation and redeemed and cancelled all of Aruze USA, Inc’s, 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to our articles of incorporation, we issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Note, see Notes to Condensed Consolidated Financial Statements, Note 15 – “Commitments and Contingencies.”

Critical Accounting Policies

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these policies for the nine months ended September 30, 2012.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the years and interim impairment tests performed for years beginning after September 15, 2012. This update is not expected to have a material impact on the Company’s financial statements.

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

On September 28, 2012, we entered into two interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under the two swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately US$509.3 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of these interest rate swaps for each reporting period recorded are recognized as an increase (decrease) in swap fair value in our Condensed Consolidated Statements of Income as the swaps did not qualify for hedge accounting. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. We adjust this amount by applying a non-performance valuation, considering our creditworthiness or the creditworthiness of our counterparties at each settlement date as applicable. As of December 31, 2011, the interest rate swap liabilities of $7.3 million were included in other current accrued liabilities.

Interest Rate Sensitivity

As of September 30, 2012, approximately 95% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2012, an assumed 1% change in the variable rates would cause our annual interest cost to change by $2.7 million.

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

As of September 30, 2012, in addition to Hong Kong dollars, Wynn Macau also holds other foreign currencies, primarily CNH (offshore renminbi).

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as noted below, there were no material changes to those risk factors during the nine months ended September 30, 2012.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In addition, our financial and recordkeeping processes are run from one central location at a secured off site Network Operations Center. We have substantially completed the implementation of industry best practice systems that are designed to meet all requirements of the Payment Card Industry standards for data protection, however, our information and processes are exposed to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program. On October 24, 2012 the Company announced a cash dividend of $8.00 per share, payable on November 20, 2012 to stockholders of record as of November 7, 2012. On July 17, 2012, the Company announced a dividend of $0.50 per share, payable on August 14, 2012 to stockholders of record as of July 31, 2012. On May 7, 2012, the Company announced a dividend of $0.50 per share, payable on June 4, 2012 to stockholders of record as of May 21, 2012. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facility contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Issuer Purchases of Equity Securities

In July 2012, the Company repurchased a total of 662 shares at an average price of $96.44 per share in satisfaction of tax withholding obligations on vested restricted stock. In addition, as previously disclosed, based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares for a Redemption Note of $1.94 billion. None of the foregoing shares were purchased as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant, as amended. (2)

*10.1	Common Terms Agreement Fourth Amendment Agreement, dated as of July 31, 2012 between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited Macau Branch as security agent.

*10.2	Revolving Credit Facility Agreement dated July 31, 2012 among Wynn Resorts (Macau), S.A., Bank of China, Limited Macau Branch, and certain financial institutions as Project Facility Lenders.

*10.3	Third Amendment Agreement to the Hotel Facility Agreement dated July 31, 2012 among Wynn Resorts (Macau), S.A., Bank of China, Limited Macau Branch, and certain financial institutions as Hotel Facility Lenders

*10.4	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012 between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statement of Stockholders’ Equity at September 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 9, 2012	By:	/s/ Matt Maddox
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)