Form 10-K
period 2012-12-31
WYNN RESORTS LTD
filed 2013-03-01
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2012 was approximately $8 billion.

As of February 15, 2013, 100,982,712 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Wynn Resorts, Limited, a Nevada corporation, was formed in June 2002, is led by Chairman and Chief Executive Officer, Stephen A. Wynn, and is a leading developer, owner and operator of destination casino resorts. We currently own and operate two destination casino resorts. In Las Vegas, Nevada, we own and operate Wynn Las Vegas, which includes Encore at Wynn Las Vegas. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”) we own and operate Wynn Macau which includes Encore at Wynn Macau. We present our results based on the following two segments: Las Vegas Operations and Macau Operations. For more information on the financial results for our segments, see Item 8—“Financial Statements”, Note 17 “Segment Information.”

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

Our Resorts

Las Vegas Operations

Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, we opened Encore at Wynn Las Vegas, an expansion of Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as “Wynn Las Vegas | Encore” or as our “Las Vegas Operations.” We believe that this resort offers exceptional accommodations, amenities and service. For the seventh consecutive year, The Tower Suites at Wynn Las Vegas has received the Forbes five-star distinction. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the fifth year in a row. The Tower Suites at Encore and the Spa at Encore are also recipients of the Forbes five-star distinction.

Our Las Vegas Operations feature approximately 4,750 hotel rooms and suites, 240 table games, 2,195 slot machines, a race and sports book and a poker room in approximately 186,000 square feet of casino gaming space, (including a sky casino and private gaming salons), casual and fine dining in 35 food and beverage outlets, two spas and salons, lounges, and approximately 95,000 square feet of retail space featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-Lecoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Piaget, Vertu and others. Our Las Vegas Operations also offer three nightclubs, a beach club, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 283,000 square feet of meeting space, a specially designed theater presenting “Le Rêve-The Dream,” a water-based theatrical production, and an Encore Theater presenting various headliner entertainment acts throughout the year. We believe that the unique experience of our Las Vegas Operations drives the significant visitation experienced since opening.

Macau Operations

Wynn Macau opened on September 6, 2006. On April 21, 2010, we opened Encore at Wynn Macau, an expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as

“Wynn Macau | Encore” or as our “Macau Operations.” We believe that this resort offers exceptional accommodations, amenities and service. For the fifth consecutive year, Wynn Macau and The Spa at Wynn Macau received the Forbes five-star distinction. In 2013, Encore at Wynn Macau and the Spa at Encore at Wynn Macau also received the Forbes five-star distinction.

Our Macau Operations feature approximately 1,008 hotel rooms and suites, 495 table games, 835 slot machines and a poker pit in approximately 275,000 square feet of casino gaming space, (including sky casinos and private gaming salons), casual and fine dining in eight restaurants, two spas and a salon, lounges, meeting facilities and approximately 55,000 square feet of retail space featuring boutiques from Bvlgari, Cartier, Chanel, Dior, Dunhill, Ermenegildo Zegna, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaeger-LeCoultre, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, and others. Our Macau Operations include a show in the rotunda featuring a Chinese zodiac-inspired ceiling and interchangeable gold “prosperity tree” and “dragon of fortune” attractions.

See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information.

Construction and Development Opportunities

In the ordinary course of our business, in response to market developments and customer preferences, we have made and continue to make certain enhancements and refinements to our resort complexes.

In September 2011, Palo Real Estate Company Limited and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The Company is constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on this land. The Company estimates the project budget to be in the range of $3.5 billion to $4.0 billion. The Company expects to enter into a guaranteed maximum price contract for the project construction costs in the first half of 2013. We expect to open our resort in Cotai during the first half of 2016.

The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (including interest at 5%) which began in November 2012. As of December 31, 2012, the Company has recorded this obligation and related asset with $27.9 million included as a current liability and $76.2 million included as a long-term liability. The Company will also be required to make annual lease payments of $0.8 million during the resort construction period and annual lease payments of approximately $1.1 million once the development is completed.

Our Strategy

We believe that Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including convention facilities, entertainment, fine dining and premium retail offerings, to create resorts that appeal to the global customer base.

Our resorts are designed and built to provide a premium experience for our guests. Our business is dependent on repeat visitation from our guests and we believe superior customer experience and service is the best marketing strategy to attract and retain our customers. Our company heavily emphasizes human resources and staff training to ensure our employees are prepared to provide the luxury service that our guests expect. In addition, we market these resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our resorts through various media channels, including social media, television, radio, newspapers, magazines, the internet, direct mail and billboards.

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

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We recently filed gaming applications and plan to participate in the competitive bidding process for a gaming license in both Massachusetts and Pennsylvania as part of our strategy to expand in select markets. We are also exploring various international jurisdictions for expansion opportunities.

Market and Competition

Las Vegas

Las Vegas is the largest gaming market in the United States. The casino/hotel industry in Las Vegas is highly competitive. Over the last several years, Las Vegas has been impacted by economic disruptions. In 2012, Las Vegas visitation and gaming statistics stabilized, but uncertainty remains regarding the future gaming, tourism and convention environment. Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. Many competing properties draw a significant number of visitors and directly compete with our operations. Resorts located on or near the Las Vegas Strip compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our Las Vegas Operations from other major Las Vegas resorts by concentrating on our fundamental elements of design, atmosphere, personal service and luxury.

Our Las Vegas Operations also compete, to some extent, with other hotel/casino facilities in Nevada and throughout the United States, casino resorts throughout Asia, and elsewhere in the world. In addition, the legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including two resorts in Singapore, resorts in the Philippines, and our resort in Macau, could draw gaming customers away from Las Vegas.

During 2012, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased levels of gaming revenue, visitation and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2012, the average daily room rate increased 2.8%, visitation increased 2.1% to 39.7 million visitors, and Las Vegas Strip gaming revenues increased 2.3%, all as compared to the year ended December 31, 2011. During 2011, the average daily room rate increased 10.7%, visitation increased 4.3% to 38.9 million visitors, and Las Vegas Strip gaming revenues increased 5.1%, all as compared to the year ended December 31, 2010.

Macau

Macau, which was a Portuguese colony for approximately 450 years, was transferred from Portuguese to Chinese political control in December 1999. Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and approximately one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 40 years, consists principally of a peninsula on mainland China, and two neighboring islands, Taipa and Coloane. We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau, the largest gaming market in the world, generated approximately $38.1 billion in gaming revenue in 2012, a 13.5% increase over the approximately $33.5 billion generated in 2011.

Macau’s gaming market is primarily dependent on tourists. Tourist arrivals in 2012 were 28.1 million, compared to 28 million in 2011. The Macau market has also experienced tremendous growth in capacity in the last several years. As of December 31, 2012, there were 26,069 hotel rooms and 5,485 table games in Macau, compared to 12,978 hotel rooms and 2,762 table games as of December 31, 2006.

Gaming customers traveling to Macau have typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Japan. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 89% of the tourists who visited Macau in 2012 came from mainland China, Hong Kong and Taiwan. Macau completed construction of an international airport in 1995, which accommodates large commercial aircraft and provides direct air service to major cities in Asia, including Beijing, Shanghai, Jakarta, Taipei, Manila, Singapore and Bangkok. Travel to Macau by citizens of mainland China requires a visa. Chinese government officials have, on occasion, exercised their authority to adjust the visa policy and may do so in the future.

Prior to 2002, gaming in Macau was permitted as a government-sanctioned monopoly concession awarded to a single concessionaire. However, the government of Macau liberalized the gaming industry in 2002 by granting concessions to operate casinos to three concessionaires (including Wynn Macau), who in turn were permitted, subject to the approval of the government of Macau, to each grant one sub-concession. There is no limit to the number of casinos each concessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 35 operating casinos in Macau.

In 2002, the other two concessions were granted to Sociedade de Jogos de Macau (“SJM”) and Galaxy Entertainment Group Limited (“Galaxy”). SJM, which is controlled by the family of Stanley Ho, operates 20 of the 35 existing casinos, including the Hotel Lisboa and The Grand Lisboa. In addition, an affiliate of SJM owns several of the water ferry services and the only helicopter shuttle service that links Macau to Hong Kong. SJM is a Hong Kong Stock Exchange listed company.

Galaxy owns the Waldo Hotel/Casino located on the Macau peninsula, Galaxy Star World hotel casino located immediately adjacent to Wynn Macau, the Grand Waldo Cotai and Galaxy Cotai. Galaxy is a Hong Kong Stock Exchange listed company.

Las Vegas Sands Corp., the owner and operator of The Venetian and The Palazzo resorts in Las Vegas and a former partner of Galaxy, entered into a sub-concession agreement with Galaxy in 2002 which allows it to independently develop and operate casinos in Macau. An affiliate of Las Vegas Sands Corp. owns and operates the Sands Macao, The Venetian Macao Resort Hotel, the largest casino resort in Macau, and the Four Seasons Hotel Macau, located adjacent to the Venetian Macao. In addition, an affiliate of Las Vegas Sands Corp. opened Sands Cotai Central in 2012, which includes additional hotel properties as well as gaming and retail space. In late 2009, Las Vegas Sands Corp. completed the initial public offering of Sands China, Ltd. on the Hong Kong Stock Exchange.

A joint venture consisting of Melco, a Hong Kong Stock Exchange listed company, and Crown, Ltd., an Australian company, is currently operating the Altira hotel in Taipa and the City of Dreams, a large resort in Cotai. This joint venture operates its properties under a subconcession purchased from Wynn Macau in 2006. In December 2011, Melco Crown, a NASDAQ listed company, completed its dual listing and started trading on the Hong Kong Stock Exchange.

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

Our casino concession agreement currently allows the government to grant additional concessions for the operation of casinos. If the government of Macau awards additional concessions or permits additional sub-concessionaires, Wynn Macau will face increased competition from casino operators in Macau. Resorts located on or near Macau compete with other hotels and with other hotel casinos in Macau on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment and size, among other factors. In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering.

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

Geographic Data

Geographic data are reported in the Notes to Consolidated Financial Statements, Note 17 “Segment Information.” Additional financial data about our geographic operations is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note (the “Redemption Note”) to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature. After authorizing the redemption of the Aruze shares, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons, evaluating whether to seek the removal of Mr. Okada from the Company’s Board of Directors, and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

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

Wynn Macau, S.A. was also obligated to obtain, and did obtain, a 700 million pataca (approximately US$87 million) bank guarantee from Banco National Ultramarino, S.A. (“BNU”) that was effective until March 31, 2007. The amount of this guarantee was reduced to 300 million patacas (approximately US$37 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. Wynn Macau, S.A. is obligated, upon demand by BNU, to promptly repay any claim made on the guarantee by the Macau government. BNU is currently paid an annual fee by Wynn Macau, S.A. for the guarantee of approximately 5.2 million patacas (approximately US$0.7 million).

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

Other Regulations

In addition to gaming regulations, we are subject to extensive local, state, federal and foreign laws and regulations in the jurisdictions in which we operate. These include, but are not limited to, laws and regulations relating to alcoholic beverages, environmental matters, employment and immigration, currency and other transactions, taxation, zoning and building codes, marketing and advertising, lending, debt collection, privacy, telemarketing, money laundering, laws and regulations administered by the Office of Foreign Assets Control, and anti-bribery laws, including the Foreign Corrupt Practices Act. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.

Seasonality

We may experience fluctuations in revenues and cash flows from month to month, however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2012, we had a total of approximately 16,000 full-time equivalent employees (including approximately 9,000 in Las Vegas and approximately 7,000 in Macau).

During 2006, we entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local that covers approximately 5,500 employees at our Las Vegas Operations. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers the table games dealers at our Las Vegas Operations. Certain other unions may seek to organize the workers of our Las Vegas Operations. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.

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

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our business strategy, development activities, competition and possible or assumed future results of operations, throughout this report and are often preceded by, followed by or include the words “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—Risk Factors, other factors we describe from time to time in our periodic filings with the SEC as well as the following:

•	our dependence on Stephen A. Wynn and existing management;

•	regulatory or enforcement actions and probity investigations;

•	pending or future legal proceedings;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	uncertainties over the development and success of new gaming and resort properties;

•	new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	general global macroeconomic conditions;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	changes in U.S. laws regarding healthcare;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts in the Middle East and any future security alerts and/or terrorist attacks.

Further information on potential factors that could affect our financial condition, results of operations and business are included in this report and our other filings with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information available to us at the time this statement is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, regarding matters which could have an adverse effect, including a material one, on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On February 18, 2012, the Board of Directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 3—“Legal Proceedings” and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies.” The Company has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators could pursue separate investigations into the Company’s compliance with applicable laws, including in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau and a related informal inquiry by the SEC into this donation. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

Mr. Okada and his affiliates have challenged the redemption of Aruze USA, Inc.’s Shares. An adverse judgment or settlement resulting from the related litigation could reduce our profits or limit our ability to operate our business.

On February 18, 2012, after receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada were “unsuitable” within the meaning of Article VII of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock. See Item 3—“Legal Proceedings” and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies.” On February 19, 2012, the Company filed a complaint in Nevada state court against Mr. Okada and certain of his affiliates (the “Okada Parties”) alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA and seeking a declaration that the redemption was proper (collectively, the “Redemption Action”). On March 12, 2012, the Okada Parties filed an answer and cross claim against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel seeking, among other things, a declaration that the redemption of Aruze USA , Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze USA, Inc., Steve Wynn and Elaine Wynn as amended from time to time. In connection with the Redemption Action and Okada Parties cross claim, (1) various Okada Parties filed a complaint in the Tokyo District Court against the Company, all members of the Board (other than Mr. Okada) and the Company’s General Counsel alleging that the press release issued by the Company in connection with the Redemption Action has damaged their social evaluation and credibility and seeking damages and legal fees, (2) four federal derivative actions were commenced against the Company and all members of its Board of Directors and (3) two state derivative actions were commenced against the Company and all members of its Board of Directors. See Item 3—“Legal Proceedings, for a full description of these proceedings and status as of the date of this report. The Company is vigorously pursuing its claims against the Okada Parties, and together with the other counter-defendants vigorously defending against the counterclaims and other actions asserted against them. However, as with all litigation, the outcome of these proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

Change in valuation of our Redemption Price Promissory Note could have a negative impact on our results of operations

In connection with the redemption of the shares previously held by Aruze USA, Inc., we recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, we considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies.”); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, we used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, we concluded the Redemption Note’s stated rate of 2% approximated a market rate. A change in any of the assumptions discussed above could result in a change in the fair value of this Redemption Note and significantly impact our results of operations.

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

A significant portion of our revenue is derived from operations outside the United States, which exposes the Company to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If our directors, employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Kazuo Okada, one of our directors, has failed to comply with internal training in these matters and has failed to return to the Company an executed Acknowledgment that he agrees to comply with the Company’s Code of Business Conduct and Ethics. For additional information on the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of the FCPA by Mr. Okada and certain of his affiliates, and the redemption of Aruze USA, Inc.’s shares, see Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies.”

On February 8, 2012, the Company received a letter from the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to a donation made by the Company to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. As previously disclosed, in May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the Boards of Directors of both the Company and Wynn Macau and approved by 15 of the 16 directors who served on those boards. The sole dissenting vote was Mr. Kazuo Okada whose stated objection was to the length of time over which the donation would occur, not its propriety. The SEC letter was received after Mr. Okada commenced litigation in Nevada on January 11, 2012 against the Company seeking to compel the Company to produce information relating to the donation to the University of Macau, among other things. On February 19, 2012, the Company filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For a detailed description of the legal proceedings between the Company and Mr. Okada and his affiliates, see Item 3—“Legal Proceedings.”

The Company has been fully cooperating with the Salt Lake Regional Office of the SEC. However, any determination that we have violated the FCPA could have a material adverse effect on our business and financial condition.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our resorts could have a negative effect on our results of operations.

Compliance with international and U.S. laws and regulations that apply to our international operations also increases our cost of doing business in foreign jurisdictions.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the economy.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, high unemployment, the housing foreclosure crisis, perceived or actual changes in disposable consumer income and wealth, an economic recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

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

Competition for Macau Operations. Currently there are 35 operating casinos in Macau. We hold a concession under one of only three gaming concessions and three sub-concessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cashflows. Current concessionaries and subconcessionaires can open additional facilities.

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

We are entirely dependent upon our Las Vegas Operations and our Macau Operations for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas or Macau;

•	a decrease in gaming and non-gaming activities at our resorts ; and

•	the outbreak of infectious diseases.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

Our efforts to develop gaming and resort properties in other locations may be costly and may not be successful.

Our business relies on high-end, international customers. We often extend credit, and we may not be able to collect gaming receivables from our credit players or credit play may decrease.

General. A significant portion of our table games revenue at our resorts is attributable to the play of a limited number of international customers. The loss or a reduction in the play of the most significant of these customers could have a material adverse effect on our business, financial condition, results of operations and cashflows. A downturn in economic conditions in the countries in which these customers reside could cause a further reduction in the frequency of visits by and revenue generated from these customers.

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

We are subject to extensive state and local regulation and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities, could have a negative effect on our business.

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

On February 18, 2012, the Board of Directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing numerous instances of conduct constituting prima facie violations of the FCPA by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 3—“Legal Proceedings”, and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies.” After receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada were “unsuitable” within the meaning of Article VII of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock. See Item 3—“Legal Proceedings” and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies”.

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

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. In addition, our financial and recordkeeping processes are run from one central location at a secured off site Network Operations Center. We have implemented systems that are designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, including terrorism, and our insurance costs may increase.

We have comprehensive property and liability insurance policies for our properties in operation as well as those in the course of construction with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.

Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

Our business is particularly sensitive to the willingness of our customers to travel. Acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our business and financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas and Macau properties. Acts of terrorism may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas and Macau, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would have an adverse effect on our business and financial condition, results of operations or cash flows.

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.

We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from the earnings and cash flow generated by our operating properties. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of our other developments will contain similar restrictions.

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

We are subject to tax by various governments and agencies, both in the U.S. and in Macau. Changes in the rates of taxation, the amount and the time when income is subject to taxation, the ability to claim U.S. foreign tax credits, failure to renew our Macau dividend agreement and Macau income tax exemption after 2015 and the imposition of foreign withholding taxes could increase our overall rate of taxation.

Risks Associated with our Macau Operations

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

The reputations and probity of the games promoters we deal with are important to our own reputation and to our ability to operate in compliance with our concession, Macau gaming laws and other gaming licenses. While we endeavor, through contractual protections and otherwise, to ensure that our games promoters comply with high standards of probity and integrity, we cannot assure you that our games promoters will always comply with these standards. In addition, if we enter into a business relationship with a games promoter whose probity is in doubt, this may be considered by regulators or investors to reflect negatively on our own probity. If any of our games promoters violate the Macau gaming laws while on our premises, the Macau government may, in its discretion, take enforcement action against us, the games promoter, or each concurrently, and we may be sanctioned and our reputation could be harmed. If our games promoters are unable to maintain required standards of probity and integrity, we may face consequences from gaming regulators with authority over our operations.

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

Our concession agreement expires in June 2022. Unless our concession is extended, in June 2022, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning in June 2017, the Macau government may redeem the concession agreement by providing us at least one year’s prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied for the remaining years under the concession. We cannot assure you that we will be able to renew or extend our concession agreement on terms favorable to us or at all. We also cannot assure you that if our concession is redeemed, the compensation paid will be adequate to compensate us for the loss of future revenues.

The development costs of Cotai are estimates only, and actual development costs may be higher than expected.

We expect the total development costs of our Cotai project to be in the range of $3.5 billion to $4.0 billion, including the budgeted design and construction costs, cost of the land payments (through opening), capitalized interest, pre-opening expenses and all financing fees. The required cash interest payments and commitment fees on our Wynn Macau credit facilities which will become due through the estimated commencement date of operations of Wynn Macau have been included in our estimate of the total development costs.

While we believe that the overall budget for the development costs of Cotai are reasonable, these development costs are estimates and the actual development costs may be higher than expected. Although we have certain owners’ contingencies set aside to cover cost overruns, these contingencies may not be sufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs.

There are significant risks associated with the construction of Cotai, which could have an adverse effect on our financial condition, results of operations or cash flows from this planned facility.

Major construction projects of the scope and scale of our Cotai project entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of our Cotai project.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. These bonds may not be adequate to ensure completion of the work.

We have not yet entered into a final agreement with a general contractor or any trade contractors with respect to the construction of Cotai. We may not agree with general or trade contractors on financial and other terms that will meet our forecasted cost budget and schedule.

Our Cotai facility may not commence operations on schedule and construction costs for this project may exceed budgeted amounts. Failure to complete this project on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

Our Macau subsidiaries’ indebtedness is secured by a substantial portion of their assets.

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our Macau subsidiaries’ debt is secured by liens on substantially all of their assets. In the event of a default by such subsidiaries under their financing documents, or if such subsidiaries experience insolvency, liquidation, dissolution or reorganization, the holders of such secured debt would first be entitled to payment from their collateral security, and only then would holders of our Macau subsidiaries’ unsecured debt be entitled to payment from their remaining assets.

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

The success of Wynn Macau will depend on political and economic conditions in Macau and mainland China. In December 1999, after approximately 450 years of Portuguese control, Portugal returned Macau to Chinese administration. The People’s Republic of China established Macau as a special administrative region. As a result of this change in control, Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. We cannot predict how these systems and cultural institutions will develop, or how developments will affect the business of Wynn Macau.

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

The Macau government can terminate our concession under certain circumstances without compensation to us, which would have a material adverse effect on our business and financial condition.

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

If the government of Macau unilaterally rescinds the concession agreement, Wynn Macau, S.A. will be required to compensate the government in accordance with applicable law, and the areas defined as casino space under Macau law and all of the gaming equipment pertaining to our gaming operations will be transferred to the government without compensation. The loss of our concession would prohibit us from conducting gaming operations in Macau, which would have a material adverse effect on our business and financial condition.

Conflicts of interest may arise because certain of our directors and officers are also directors of Wynn Macau, Limited.

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold through an initial public offering, 1,437,500,000 shares (27.7%) of this subsidiary’s common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

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

Risks Related to Share Ownership and Stockholder Matters

Our largest stockholders are able to exert significant influence over our operations and future direction.

As of December 31, 2012, Mr. Wynn and Elaine P. Wynn own 10,026,708 shares and 9,742,150 shares, respectively, or in the aggregate approximately 19.6%, of our outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions. In addition, until February 2012, Aruze USA, Inc. owned 24,549,222 shares of our outstanding common stock. On February 18, 2012, the Company redeemed all of the shares of the Company’s common stock held by Aruze USA, Inc. For additional information on the redemption, see Item 8—“Notes to the Consolidated Financial Statements”, Note 16 “Commitments and Contingencies”.

Under the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc. (the “Amended and Restated Stockholders Agreement”), Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of the Company’s common stock held by them subject to the terms of the Amended and Restated Stockholders Agreement in a manner so as to elect to our Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn, which slate will include, subject to certain exceptions, Elaine P. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to our Board of Directors. In addition, with stated exceptions, the Amended and Restated Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of the Company’s common stock that it owns.

In June 2012, in connection with the pending litigation between the Company and Aruze USA, Inc., Elaine P. Wynn submitted a cross claim against Mr. Wynn and Kazuo Okada seeking to void the Amended and Restated Stockholders Agreement. The Wynn Las Vegas indentures provide that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Indentures. For additional information on the cross claim, see Item 8—“Notes to the Consolidated Financial Statements”, Note 8 “Long-Term Debt” and Note 16 “Commitments and Contingencies”.

In November 2006, the Board of Directors of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts’ common stock by either Mr. Wynn or Aruze USA, Inc. from Nevada’s acquisition of controlling interest statutes. In light of the determination by the Board of Directors on February 18, 2012 that each of Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada is an “Unsuitable Person” under the Company’s articles of incorporation and the redemption and cancellation of Aruze USA Inc.’s shares of Company common stock, our Fifth Amended and Restated Bylaws amended these provisions to delete the reference to Aruze USA, Inc. and its affiliates. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a “controlling interest” as (i) one-fifth or more but less than one third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of these bylaws provisions, Mr. Wynn or his affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting him or them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the Company in the election of directors, without requiring a resolution of the Company’s stockholders granting voting rights in the control shares acquired.

Risks Related to our Substantial Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2012, we had total outstanding debt of approximately $5.8 billion. This amount reflects a portion of the funds we need to construct our Cotai project. However, as our project budget is an estimate only as of the date of this report, we may require additional financing to complete construction of our Cotai project. The estimated project budget for our Cotai project is in the range of $3.5 billion to $4.0 billion and we expect to enter into a guaranteed maximum price contract for the project construction costs in the first half of 2013. See Item—1 “Business”, “Construction and Development Opportunities”. In addition, we may incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau credit facilities and our Wynn Las Vegas indentures, as applicable, including but not limited to in connection with other potential development plans in the future. Furthermore, on February 18, 2012, we issued a subordinated promissory note with a principal amount of approximately $1.9 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze USA, Inc. (the “Redemption Note”). For additional information on the redemption and the Redemption Note, see Item 3—“Legal Proceedings” and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies”. Our substantial indebtedness could have important consequences. For example:

•

if we fail to meet our payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include rights to:

•	repossess and foreclose upon any assets that serve as collateral;

•	in the case of secured debt, initiate judicial foreclosure against us;

•	petition a court to appoint a receiver for us or for substantially all of our assets;

•

we are required to use a substantial portion of our cash flow from the operations of Wynn Las Vegas and Wynn Macau to service and amortize, as applicable, our indebtedness at Wynn Las Vegas and Wynn Macau, respectively, which will reduce the amount of available cash, if any, to fund working capital, other capital expenditures and other general corporate purposes at Wynn Las Vegas and Wynn Macau, respectively, and may give us greater exposure to adverse economic and industry conditions;

•

Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 3—“Legal Proceedings” and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies”.

•

we may experience decreased revenues from our operations attributable to decreases in consumer spending levels and high unemployment due to adverse economic and industry conditions, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs;

•	we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	we may not be able to obtain additional financing, if needed, to satisfy working capital requirements or pay for other capital expenditures, debt service or other obligations;

•

while we do hedge a certain amount of our debt under our credit facilities, rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase; and

•

if we fail to pay our debts generally as they become due, unsecured creditors that we fail to pay may initiate involuntary bankruptcy proceedings against us, and such bankruptcy proceedings will delay or impair the repayment of our debt.

Under the terms of the documents governing our debt facilities, subject to certain limitations, we are permitted to incur additional indebtedness, including secured and unsecured senior and subordinated indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

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

Some of our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios and leverage ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization (both currently required for our Wynn Macau credit facilities). If our operations fail to generate adequate cash flow, we may violate those covenants causing a default in our agreements. Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

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

The agreements governing our debt facilities also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

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

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and such event also could result in an event of default under other debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on such debt.

If Wynn Macau were to cease to produce cash flow sufficient to service its indebtedness or otherwise become unable to make certain payments or dividends to us which we in turn could use to service our indebtedness, our ability to service the indebtedness at Wynn Macau or Wynn Las Vegas could be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Las Vegas Land

We currently own approximately 238 acres of land on or near the Las Vegas Strip consisting of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue on which Wynn Las Vegas is located, the approximately 140-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage and an office building.

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

In September 2011, Palo Real Estate Company Limited (“Palo”) and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The Company is constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on this land. The Company estimates the project budget to be in the range of $3.5 billion to $4.0 billion. The Company expects to enter into a guaranteed maximum price contract for the project construction costs in the first half of 2013. We expect to open our resort in Cotai during the first half of 2016.

The initial term of the Cotai land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. Palo made an initial payment of 500 million patacas (approximately US$62.5 million) in December 2011. Additionally, Palo is obligated to pay, in eight additional semi-annual installments, a total of 938.8 million patacas (approximately US $117.6 million) plus interest at 5%, beginning November 2012. The Company will also be required to make annual lease payments of 6.2 million patacas (approximately US $0.8 million) during the resort construction period and annual payments of 8.6 million patacas (approximately US $1.1 million) once the development is completed.

ITEM 3.	LEGAL PROCEEDINGS

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For more information regarding the Company’s legal matters see Item 1A—“Risk Factors” and Item 8—Notes to Consolidated Financial Statements, Note 16 “Commitments and Contingencies,” in this Annual Report on Form 10-K.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The matter is proceeding in arbitration, and an arbitrator recently has been selected. Management believes that APC’s claims against the Company are without merit, and the Company continues to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who, until February 21, 2013, was also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and has refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

After authorizing the redemption of the Aruze USA, Inc. shares, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons, evaluating whether to seek the removal of Mr. Okada from the Company’s Board of Directors, and the formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. On February 24, 2012, the Board of Directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board. On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove

Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation (companies controlled by Mr. Okada) (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze, USA, Inc.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim that purports to assert claims against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). As amended, the Okada Parties’ counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze USA, Inc. were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze USA, Inc.’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate Mr. Okada’s, Universal Entertainment Corporation’s, and Aruze USA, Inc.’s suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts articles of incorporation by failing to pay Aruze USA, Inc. fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze USA, Inc. received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the amended counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement. On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the Nevada state court. The motion sought an order that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder at the November 2, 2012 annual meeting of Wynn Resorts’ stockholders. On October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. The appeal was assigned to the Nevada Supreme Court’s mediation program, has not progressed, and is pending. Wynn Resorts intends to vigorously defend against the appeal and to argue that the Nevada Supreme Court should affirm the state court’s decision denying Aruze USA, Inc.’s motion for a preliminary injunction.

The Company’s complaint, as amended, and the Okada Parties’ counterclaim, as amended, were challenged at the pleading stage through motion practice. At a hearing held on November 13, 2012, the Nevada state court denied the Wynn Parties’ motion to dismiss the Okada Parties’ amended counterclaim, but dismissed the Okada

Parties’ claims under the Nevada Racketeer Influenced and Corrupt Organizations Act. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s amended complaint.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court in which they asked the court to establish a “disputed ownership fund” as defined in a federal tax regulation. Specifically, the motion sought an order establishing an escrow account to hold the Redemption Note issued to Aruze USA, Inc. as compensation for the shares of Wynn Resorts common stock redeemed by the board of directors in February 2012 in light of the board’s determination of unsuitability, as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), pending a resolution of the state court action. The order sought by the Okada Parties would also require the Company to, among other things, make any payments on the Redemption Note into the escrow account. A hearing on the motion has been set for March 22, 2013. The Company believes there is no basis for the relief requested in the motion and intends to oppose the motion vigorously.

The Company is vigorously pursuing its claims against the Okada Parties, and the Company and the other counter-defendants are vigorously defending against the counterclaims asserted against them. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 1A—“Risk Factors” and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies”.

Related Matters

The Company provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, as described below, the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company. In February 2013, the Nevada Gaming Control Board informed the Company that it has completed its investigation of allegations made by Mr. Okada against the Company regarding the activities of Mr. Wynn and related entities in Macau and found no violations of the Gaming Control Act or the Nevada Gaming Commission Regulations.

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

Litigation Commenced by Kazuo Okada and Related Matters

Books and Records Action:

On January 11, 2012, Mr. Okada, in his role as a Wynn Resorts’ director, commenced a writ proceeding in the Eighth Judicial District Court, Clark County, Nevada, seeking to compel the Company to produce certain books and records relating to a donation to the University of Macau, among other things.

In May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the boards of directors of both the Company and Wynn Macau, Limited and approved by 15 of the 16 directors who served on those boards. The sole dissenting vote was cast by Mr. Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

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

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. Following a hearing held on October 2, 2012, the court ruled that Mr. Okada is entitled to review certain additional Company documents from the 2000 to 2002 time period. The Company promptly complied with the court’s ruling. On November 2, 2012, Mr. Okada filed a motion to compel the production of additional documents and to depose a witness designated by the Company. At the conclusion of a hearing held on November 8, 2012, the court denied Mr. Okada’s motion. The Company has not received any further requests for information by Mr. Okada in relation to this matter as of the date of this report.

SEC Inquiry:

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company is fully cooperating with the Salt Lake Regional Office staff.

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The plaintiffs seek damages and legal fees from the defendants. The Company and the other counter-defendants are vigorously defending against the claims asserted against them in this matter.

Federal Securities Action:

On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Related Derivative Litigation

Six derivative actions were commenced against the Company and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees’ Retirement System, (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund (collectively, the “Federal Plaintiffs”).

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board of Directors. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions.

The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Although the stay has now expired, the State Plaintiffs have agreed to further extend the defendants’ time to respond to the consolidated complaint to allow the State Plaintiffs additional time to consider their plans for the action going forward, including a possible extension by agreement of the stay in the state derivative action.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$132.59	$104.62
Second Quarter	$138.28	$95.82
Third Quarter	$116.47	$90.11
Fourth Quarter	$123.64	$103.34
Year Ended December 31, 2011
First Quarter	$132.25	$106.08
Second Quarter	$151.73	$128.15
Third Quarter	$172.58	$111.71
Fourth Quarter	$142.20	$101.02

Holders

There were approximately 199 record holders of our common stock as of February 14, 2013.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A., from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments,” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau, S.A. contain similar restrictions. Our Company has paid the following dividends:

•	In November 2012, we paid a cash dividend of $8 per share. In each of March 2012, June 2012 and August 2012, we paid a cash dividend of $0.50 per share.

•	In December 2011, we paid a cash dividend of $5 per share. In each of May 2011, August 2011 and November 2011, we paid a cash dividend of $0.50 per share.

The Company has increased its quarterly dividend to $1.00 per share in 2013. On January 31, 2013, we announced a cash dividend of $1.00 per share, that was paid on February 28, 2013 to stockholders of record as of February 14, 2013. Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected consolidated financial data of Wynn Resorts and its subsidiaries. This data should be read together with our Consolidated Financial Statements and Notes thereto, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our selected financial data include:

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

•	On April 21, 2010, we opened Encore at Wynn Macau, an expansion of Wynn Macau.

•	On February 18, 2012, we redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts common stock.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$5,154,284	$5,269,792	$4,184,698	$3,045,611	$2,987,324
Pre-opening costs	466	—	9,496	1,817	72,375
Operating income	1,029,276	1,008,240	625,252	234,963	312,136
Net income	728,699	825,113	316,596	39,107	210,479
Less: Net income attributable to noncontrolling interest[1]	(226,663)	(211,742)	(156,469)	(18,453)	—
Net income attributable to Wynn Resorts	502,036	613,371	160,127	20,654	210,479
Basic income per share	$4.87	$4.94	$1.30	$0.17	$1.94
Diluted income per share	$4.82	$4.88	$1.29	$0.17	$1.92

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,725,219	$1,262,587	$1,258,499	$1,991,830	$1,133,904
Construction in progress	110,490	28,477	22,901	457,594	221,696
Total assets	7,276,594	6,899,496	6,674,497	7,581,769	6,755,788
Total long-term obligations[2]	6,041,285	3,096,149	3,405,983	3,695,821	4,430,436
Stockholders’ equity[3]	103,932	2,223,454	2,380,585	3,160,363	1,601,595
Cash distributions declared per common share	$9.50	$6.50	$8.50	$4.00	$—

[1]	In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. Net income attributable to noncontrolling interest represents the noncontrolling interests’ share of our net income of Wynn Macau, Limited.
[2]	Includes long-term debt, the required contract premium payments under our land concession contract at Wynn Macau, future charitable contributions and deferred income taxes.
[3]	In February 2012, in connection with the redemption and cancellation of Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts common stock, stockholders’ equity was reduced by $1.94 billion, the face amount of the Redemption Note. Aruze USA has challenged the redemption and cancellation of the 24,549,222 shares and legal proceedings are ongoing. Please see Item 3—“Legal Proceedings”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In Las Vegas, Nevada, we own and operate Wynn Las Vegas I Encore, which we refer to as our Las Vegas Operations. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own and operate Wynn Macau, which opened on September 6, 2006. On April 21, 2010 we opened Encore at Wynn Macau, a further expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau I Encore or as our Macau Operations.

Our Resorts

The following table sets forth information about our resorts as of February 2013:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Las Vegas Operations	4,750	186,000	240	2,195
Macau Operations	1,008	275,000	495	835

Las Vegas Operations

Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building, and approximately 5 acres adjacent to the golf course on which an office building is located.

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

•

Approximately 95,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-Lecoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Piaget, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex. During 2012, we remodeled two of our restaurants, and rebranded several retail outlets.

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 275,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 55,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaegar-LeCoultre, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Ermenegildo Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a salon, a pool; and

•	Lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex. During 2012, we converted certain storage and office areas to two new retail outlets, enhanced our fountain show in the front of the hotel, and converted some of our employee training rooms to gaming space.

Future Development

On May 2, 2012, the land concession contract for approximately 51 acres of land in the Cotai area of Macau was gazetted, evidencing the final step in the granting of the land concession. We are constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on this land. We estimate the project budget to be in the range of $3.5 billion to $4.0 billion. We expect to enter into a guaranteed maximum price contract for the construction costs in the first half of 2013. We expect to open our resort in Cotai during the first half of 2016.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We recently filed gaming applications and plan to participate in the competitive bidding process for a gaming license in both Massachusetts and Pennsylvania as part of our strategy to expand in select markets. In addition, we are exploring various international jurisdictions for expansion opportunities.

Results of Operations

The table below presents our net revenues (amounts in thousands). Our results for the years presented are not comparable as the years ended December 31, 2012 and 2011 includes full year of operations for Encore at Wynn Macau which opened on April 21, 2010.

	For the Years Ended December 31,
	2012	2011	2010
Net Revenues:
Las Vegas Operations	$1,486,830	$1,480,719	$1,296,064
Macau Operations	3,667,454	3,789,073	2,888,634

	$5,154,284	$5,269,792	$4,184,698

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

In our VIP casino in Macau, customers primarily purchase non-negotiable chips, commonly referred to as rolling chips, from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP casino is recorded as turnover and provides a base for calculating VIP casino win percentage. Because of this difference in chip purchase activity, the measurement base used in the general casino is not the same that is used in the VIP casino. It is customary in Macau to measure VIP casino play using this rolling chip method. For 2012, our expected win as a percentage of turnover was 2.7% to 3.0%.

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

Even though both use the same measurement method, we experience different table games win percentages in Las Vegas and the general casino in Macau. This difference is primarily due to the difference in the mix of table games and customer playing habits between the two casinos. Each type of table game has its own theoretical win percentage. For 2012, our expected table games win percentage in Las Vegas was 21% to 24%. Our expected table games win percentage in the general casino at Wynn Macau, which we have periodically revised based on our experience since the opening of the Encore at Wynn Macau expansion, was 28% to 30%.

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

•

Average Daily Rate (“ADR”) is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms occupied, including complimentary rooms.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

Financial results for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Revenues

Net revenues for the year ended December 31, 2012 are comprised of $4,034.8 million in casino revenues (78.3% of total net revenues) and $1,119.5 million of net non-casino revenues (21.7% of total net revenues). Net revenues for the year ended December 31, 2011 are comprised of $4,190.5 million in casino revenues (79.5% of total net revenues) and $1,079.3 million of net non-casino revenues (20.5% of total net revenues).

Casino revenues are primarily comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2012 of $4,034.8 million represents a $155.7 million (3.7%) decrease from casino revenues of $4,190.5 million for the year ended December 31, 2011. Our Las Vegas Operations experienced a $32.9 million (5.3%) decrease in casino revenues to $592.3 million, compared to the prior year casino revenues of $625.2 million due to a decrease in our table games win percentage (before discounts). Our Macau Operations experienced a $122.8 million (3.4%) decrease in casino revenues to $3,442.5 million for the year ended December 31, 2012, compared to the prior year due to lower turnover and hold percentage in our VIP casino.

The table below sets forth key gaming statistics related to our Las Vegas and Macau operations.

	Years Ended December 31,
	2012	2011	Increase/ (Decrease)	Percent Change
	(amounts in thousands)
Las Vegas Operations:
Drop	$2,591,833	$2,366,711	$225,122	9.5%
Table games win %	21.9%	24.9%	(3.0) pts	—
Slot machine handle	$2,908,678	$2,738,261	$170,417	6.2%
Slot machine win	$177,420	$170,027	$7,393	4.3%

Macau Operations:
VIP Casino
VIP turnover	$119,251,854	$123,099,838	$(3,847,984)	(3.1)%
VIP win as a % of turnover	2.84%	2.93%	(0.09) pts	—
General Casino
Drop	$2,764,664	$2,769,284	$(4,620)	(0.2)%
Table games win %	30.5%	28.4%	2.1 pts	—
Slot machine handle	$4,697,463	$5,400,697	$(703,234)	(13.0)%
Slot machine win	$247,020	$277,124	$(30,104)	(10.9)%

For the year ended December 31, 2012, room revenues were $480 million, an increase of $7.9 million (1.7%) compared to prior year room revenue of $472.1 million. Room revenue at our Las Vegas Operations increased $8.3 million (2.3%) to $362.3 million compared to the prior year room revenue of $354 million. In Las Vegas, we experienced an increase in room rates during the year ended December 31, 2012, however our occupancy rate decreased 3.2 percentage points, both compared to the prior year. We were able to achieve an increase in ADR as we adjusted rates to attract a higher quality customer who would take advantage of all aspects of our resort. Room revenue at our Macau Operations did not change significantly during the year ended December 31, 2012.

The table below sets forth key operating measures related to room revenue.

	Years Ended December 31,
	2012	2011
Average Daily Rate
Las Vegas	$252	$242
Macau	315	315
Occupancy
Las Vegas	82.9%	86.1%
Macau	93.0%	91.8%
REVPAR
Las Vegas	$209	$208
Macau	293	289

Other non-casino revenues for the year ended December 31, 2012, included food and beverage revenues of $588.4 million, retail revenues of $261.6 million, entertainment revenues of $81.8 million, and other revenues from outlets such as the spa and salon, of $73.8 million. Other non-gaming revenues for the year ended December 31, 2011, included food and beverage revenues of $547.7 million, retail revenues of $260.8 million, entertainment revenues of $82.2 million, and other revenues from outlets, including the spa and salon, of $71.8 million. Food and beverage revenues at our Las Vegas Operations increased $36.3 million (8%), while our Macau Operations increased $4.4 million (4.8%), as compared to the prior year. The increase in Las Vegas is due primarily to strong business in our beach club and nightclubs. Retail revenues at our Macau Operations increased $2.6 million (1.5%), while retail at our Las Vegas Operations decreased by $1.8 million (2.1%). The increase at Wynn Macau is due primarily to strong same-store sales growth combined with new stores from the first half of 2012. Retail revenues at our Las Vegas Operations decreased as we reconfigured the Encore retail area and rebranded several retail outlets. Entertainment revenues decreased $0.4 million (0.5%) from the prior year primarily due to a Las Vegas show that ended its run in November 2012 and another Las Vegas show that ended in April 2011.

Departmental, Administrative and Other Expenses

For the year ended December 31, 2012, departmental expenses included casino expenses of $2,626.8 million, room expenses of $126.5 million, food and beverage expenses of $308.4 million, and entertainment, retail and other expenses of $189.8 million. Also included are general and administrative expenses of approximately $441.7 million and $18.1 million charged as a provision for doubtful accounts receivable. For the year ended December 31, 2011, departmental expenses included casino expenses of $2,686.4 million, room expenses of $125.3 million, food and beverage expenses of $283.9 million, and entertainment, retail and other expenses of $214.4 million. Also included are general and administrative expenses of approximately $389.1 million and approximately $33.8 million charged as a provision for doubtful accounts receivable. Casino expenses have decreased during the year ended December 31, 2012 due to lower volume which caused lower junket commission expense and lower gaming taxes at our Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Although our room revenues increased $7.9 million (1.7%), room expenses increased only $1.2 million (1%) as the revenue increase was driven primarily by increased ADR. Food and beverage expenses increased over the prior year primarily due to additional nightclub promotional costs in Las Vegas. The decrease in entertainment, retail and other expenses was driven by the conversion of certain owned retail stores to leased outlets in Macau resulting in lower cost of sales. General and administrative expense increased primarily due to legal and other costs incurred related to the share redemption and litigation with a former stockholder, higher advertising costs, development and other activities. The provision for doubtful accounts decreased during the year ended December 31, 2012 as we recorded an adjustment of $30.9 million that benefitted our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Pre-opening costs

We began to incur pre-opening costs during October 2012 related to the design and planning for our resort in the Cotai area of Macau. We expect our pre-opening costs to increase in the future as construction and development of our resort in Cotai continues toward the expected completion in the first half of 2016. There were no pre-opening expenses incurred during the year ended December 31, 2011.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2012, was $373.2 million compared to $398 million for the year ended December 31, 2011. Depreciation expense decreased due to assets with a 5-year life being fully depreciated as of September 2011 at our Macau Operations and assets with a three and six year life becoming fully depreciated throughout 2011 at our Las Vegas Operations.

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

Property charges and other

Property charges and other for the year ended December 31, 2012, were $40 million compared to $130.6 million for the year ended December 31, 2011. Property charges and other for the year ended December 31, 2012 include a remodel of two Las Vegas restaurants, charges associated with the termination of a Las Vegas show that ended its run in November 2012, charges associated with the reconfiguration of Las Vegas retail areas and miscellaneous renovations and abandonments at our resorts.

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

Other non-operating costs and expenses

Interest income was $12.5 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively. This increase in mainly due to higher cash balances during 2012. During 2012 and 2011, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. Beginning in April 2011, we have invested in certain corporate bond securities and commercial paper, in addition to holding money-market accounts, U.S. Treasury Bills and bank time deposits with a maturity of three months or less, which has contributed to the increase in interest income.

Interest expense was $288.8 million, net of capitalized interest of $2 million for the year ended December 31, 2012, compared to $229.9 million, net of capitalized interest of $0, for the year ended

December 31, 2011. Our interest expense increased compared to the prior year primarily due to the issuance of the $1.94 billion Redemption Note by Wynn Resorts, the issuance of the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, and the increase in the Wynn Macau term loan offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings, all as described in Notes to Consolidated Financial Statements, Note 8—“Long-Term Debt”.

Changes in the fair value of our interest rate swaps are recorded as an increase (decrease) in swap fair value in each period. We recorded a gain of $1 million for the year ended December 31, 2012, resulting from the changes in the fair value of our interest rate swaps during the year. For the year ended December 31, 2011, we recorded a gain of $14.2 million resulting from the increase in the fair value of interest rate swaps between December 31, 2010 and December 31, 2011. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes

For the year ended December 31, 2012, we recorded a tax expense of $4.3 million. Our income tax expense is primarily related to the timing of the payment of dividends from Macau, stock option exercises and capital expenditures. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to amounts not considered permanently reinvested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences which are considered indefinitely reinvested. On November 30, 2010, Wynn Macau, S.A. received a second 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau, S.A. through December 31, 2015. Accordingly, we were exempted from the payment of approximately $87.1 million and $82.7 million in such taxes for the years ended December 31, 2012 and 2011, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement.

In April 2012, the Company reached an agreement with the Appellate division of the Internal Revenue Service (“IRS”) regarding issues raised during the examination of the 2006 through 2009 U.S. income tax returns. The settlement with the Appellate division did not impact the Company’s unrecognized tax benefits. The settlement of the 2006 through 2009 examination issues resulted in a cash tax payment of $1.3 million and the utilization of $3.1 million and $0.9 million in foreign tax credit and general business credit carryforwards, respectively.

During December 2012, the IRS completed an examination of the Company’s 2010 U.S. income tax return and had no changes. For tax years 2011 and 2012, the Company is participating in the IRS Compliance Assurance Program (“CAP”). Under the CAP program, the IRS and the taxpayer work together in a pre-filing environment to examine transactions and issues and thus complete the tax examination before the tax return is filed. In February 2013, the Company received notification that it had been accepted into the IRS CAP for the 2013 tax year. The Company believes the IRS will complete their examination of the 2011 tax year in the next 12 months. The Company does not expect a change in its unrecognized tax benefits as a result of the completion of the examination.

In July 2012, the Macau Finance Bureau commenced an examination of the 2008 Macau income tax return of Wynn Macau, S.A. In November 2012, the Company received the results of the examination. While no additional tax was due, adjustments were made to the Company’s foreign net operating loss carryforwards.

In January 2013, the Macau Finance Bureau examined the 2009 and 2010 Macau income tax returns of Palo Real Estate Company Limited, which is a co-holder of the land concession for the resort in Cotai. The exam resulted in no change to the tax returns.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $226.7 million for the year ended December 31, 2012, compared to $211.7 million for the year ended December 31, 2011. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited for each year.

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

Casino revenues are primarily comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2011 of $4,190.5 million represents a $945.4 million (29.1%) increase from casino revenues of $3,245.1 million for the year ended December 31, 2010. Our Las Vegas Operations experienced a $90.9 million (17%) increase in casino revenues to $625.2 million, compared to the prior year casino revenues of $534.3 million due to a 9.9% increase in drop and an increase in our average table games win percentage. Our Macau Operations experienced a $854.5 million (31.5%) increase in casino revenues to $3,565.3 million for the year ended December 31, 2011, compared to the prior year casino revenue of $2,710.8 million due a 34.9% increase in turnover in our VIP casino offset by a lower win percentage.

The table below sets forth key gaming statistics related to our Las Vegas and Macau operations.

	Years Ended December 31,
	2011	2010	Increase/ (Decrease)	Percent Change
	(amounts in thousands)
Las Vegas Operations:
Drop	$2,366,711	$2,152,846	$213,865	9.9%
Table games win %	24.9%	22.2%	2.7 pts	—
Slot machine handle	$2,738,261	$2,734,912	$3,349	0.1%
Slot machine win	$170,027	$158,912	$11,115	7.0%
Macau Operations:
VIP Casino
VIP turnover	$123,099,838	$91,283,674	$31,816,164	34.9%
VIP win as a % of turnover	2.93%	3.0%	(0.07) pts	—
General Casino
Drop	$2,769,284	$2,344,706	$424,578	18.1%
Table games win %	28.4%	23.6%	4.8%	—
Slot machine handle	$5,400,697	$4,206,886	$1,193,811	28.4%
Slot machine win	$277,124	$218,486	$58,638	26.8%

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

Other non-operating costs and expenses

Interest income was $7.7 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively. During 2011 and 2010, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. While the majority of our short-term investments were primarily in money market accounts, U.S. Treasury Bills and time deposits with a maturity of three months or less, beginning in April 2011 we have invested in certain corporate bond securities and commercial paper which contributed to the increase in interest income.

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

Income Taxes

For the year ended December 31, 2011, we recorded a tax benefit of $19.5 million. Our income tax benefit was primarily related to tax benefits resulting from an increase in our deferred tax assets, a decrease in our liability for uncertain tax positions as the result of the statute of limitations lapse reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision was made with respect to amounts not considered permanently reinvested as we anticipated that U.S. foreign tax credits would be sufficient to eliminate any U.S. tax provision relating to such repatriation. To the extent that book earnings exceed the tax earnings and profits of Wynn Macau, Limited, such excess was considered permanently reinvested.

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

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $211.7 million for the year ended December 31, 2011, compared to $156.5 million for the year ended December 31, 2010. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited for each year.

Adjusted Property EBITDA

We use adjusted property EBITDA to manage the operating results of our segments. Adjusted property EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use adjusted property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present adjusted property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, adjusted property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, adjusted property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in adjusted property EBITDA. Also, our calculation of adjusted property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table (amounts in thousands) summarizes adjusted property EBITDA for our Las Vegas and Macau Operations as reviewed by management and summarized in Item 8—“Notes to Consolidated Financial Statements “– Note 17” Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Years Ended December 31,
	2012	2011	2010
Las Vegas	$408,472	$439,036	$270,299
Macau	1,167,340	1,196,232	892,686

Total Adjusted Property EBITDA	$1,575,812	$1,635,268	$1,162,985

During 2012, our Macau Operations were negatively impacted by lower turnover and hold percentage in the VIP casino. Our Las Vegas Operations were negatively impacted by lower table games win percentage (before discounts) when compared to 2011. Results for both Las Vegas and Macau were positively impacted by a credit taken to the provision for doubtful accounts as we recorded an adjustment to our reserve estimates based on the results of historical collection patterns and current collection trends. Refer to the discussions above regarding the specific details of our results of operations.

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

Net cash provided from operations for the year ended December 31, 2012 was $1.2 billion compared to $1.5 billion provided by operations for the year ended December 31, 2011. This decrease is primarily due to lower casino department profitability and changes in ordinary working capital accounts such as accounts payable and accrued expenses.

Investing Activities

Capital expenditures were approximately $241 million, $184.1 million and $283.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, our capital expenditures included a one-time payment of $50 million in consideration of an unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land as well as approximately $70 million of site preparation costs for our Cotai land and various renovations at our resorts including the remodel of two Las Vegas restaurants and the conversion of certain storage and office areas in Macau to two new retail outlets. During 2011, our capital expenditures primarily related to the room and suite remodel at Wynn Las Vegas, a new high limit slot salon, new Las Vegas Tower Suites lobby and lounge and other property remodels. In addition, 2011 includes a $62.5 million initial payment pursuant to the terms of a land concession in Macau. For the year ended December 31, 2010 our capital expenditures related primarily to the construction cost associated with Encore at Wynn Macau, which opened in April 2010, and the Encore Beach Club and Surrender Nightclub, which opened in May 2010.

During the years ended December 31, 2012 and 2011, we invested $183.5 million and $316.5 million in corporate debt securities and commercial paper, respectively.

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

On September 17, 2012, Wynn Las Vegas terminated the Wynn Las Vegas Credit Agreement and, in accordance with the respective Indentures, the liens (other than the Holdings pledge) on the assets of Wynn Las Vegas, LLC and its subsidiaries securing, and the subsidiary guarantees of, the 2017 Notes, the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2022 Notes were released. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas, LLC did not incur any early termination penalties in connection with the termination.

In connection with the termination, the Company expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

For more information on our outstanding first mortgage notes, see Item 8—“Notes to Consolidated Financial Statements”, Note 8 “Long Term Debt.”

Macau Operations

During the year ended December 31, 2012, Wynn Macau, S.A. repaid $150.4 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. On June 27, 2012, the Wynn Macau Senior Revolving Credit Facility matured with an outstanding balance of $0.

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

In connection with amending the Wynn Macau credit facilities, we expensed $17.7 million and capitalized $33.2 million of financing costs.

The Amended Wynn Macau Credit Facilities contain a requirement that the Company must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If the Wynn Macau subsidiary has a Consolidated Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Amended Wynn Macau Credit Facilities. If the Consolidated Leverage Ratio is equal or less than 4.0 to 1, then no excess cash flow prepayment is required. Based on current estimates the Company does not believe that the Wynn Macau Consolidated Leverage Ratio during the year ending December 31, 2013 will exceed 4.0 to 1. Accordingly, the Company does not expect to make any mandatory repayments pursuant to this requirement during 2013.

The Amended Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of not greater than 3.75 to 1 as of December 31, 2012, and an Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that Wynn Macau was in compliance with all covenants at December 31, 2012.

Capital Resources

At December 31, 2012, we had approximately $1.7 billion of cash and cash equivalents and $180.1 million of available-for-sale investments in foreign and domestic debt securities with maturities of up to 2 years. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. In addition, we had $99.2 million of restricted cash for Cotai related construction and development costs. Of these amounts, Wynn Macau, Limited and its subsidiaries held $1,351.4 million and $54.5 million in cash and available-for-sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on December 31, 2012, approximately one-third of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $225.4 million (including cash of its subsidiaries other than those of Wynn Las Vegas and Wynn Macau) and $125.6 million of cash and available-for-sale investments, respectively. Wynn Las Vegas LLC held cash balances of $148.4 million.

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

We believe that cash flow from operations, availability under our Wynn Macau credit facility and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2013. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days.

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” our articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. We engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, we issued the Redemption Price Promissory Note (the “Redemption Note”) to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature. Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 1A—“Risk Factors”, Item 3—“Legal Proceedings” and Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies”.

Wynn Resorts, Limited

During the years ended December 31, 2012, 2011 and 2010, we paid cash dividends totaling $9.50 per share, $6.50 per share and $8.50 per share, respectively.

Our Board of Directors has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2012, we had repurchased a cumulative total of 12,863,730 shares of our common stock for a net cost of $1.1 billion under the program, with no repurchases made during the years ended December 31, 2012, 2011, and 2010.

During 2012 and 2011, the Company repurchased a total of 7,640 (no shares were purchased during the fourth quarter 2012) and 51,136 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2012, we had unsecured outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2012 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$2.8	$906.7	$4,885.0	$5,795.6
Fixed interest payments	256.5	513.0	506.4	696.8	1,972.7
Estimated variable interest payments[1]	24.7	49.3	44.0	7.1	125.1
Operating leases	5.8	8.7	4.1	3.9	22.5
Construction contracts and commitments	60.7	27.0	3.0	—	90.7
Leasehold interest in land	27.9	60.2	16.0	—	104.1
Employment agreements	44.8	53.9	17.5	15.2	131.4
Other[2]	64.1	69.1	47.7	119.9	300.8

Total commitments	$485.6	$784.0	$1,545.4	$5,727.9	$8,542.9

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2012. Such rates are at historical lows as of December 31, 2012. Actual rates will vary.
[2]	Other includes open purchase orders, future charitable contributions, land rent payments, fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8—“Financial Statements”, Note 15 “Income Taxes”, of this report, we had $84.3 million of unrecognized tax benefits as of December 31, 2012. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2012.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the 2017 Notes, the 2020 Notes, the New 2020 Notes and the 2022 Notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from operating cash flow. We cannot assure you; however, that our Las Vegas Operations will generate sufficient cash flow from operations to be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that Wynn Macau will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Revolver. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

On February 18, 2012, we issued a subordinated promissory note with a principal amount of approximately $1.9 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze USA, Inc. (the “Redemption Price Promissory Note”). For additional information on the redemption and the Redemption Price Promissory Note, see Item 8—“Notes to Consolidated Financial Statements”, Note 8 “Long Term Debt.”

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

Redemption Price Promissory Note

We recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, we considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Item 8—“Notes to Consolidated Financial Statements”, Note 16 “Commitments and Contingencies.”); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, we used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, we concluded the Redemption Note’s stated rate of 2% approximated a market rate. A change in any of the assumptions discussed above could result in a change in the fair value of this Redemption Note and significantly impact our results of operations.

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

As of December 31, 2012 and 2011, approximately 84% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts as well as management’s prior experience with collection trends in the casino industry and current economic and business conditions. In determining our allowance for estimated doubtful accounts receivable, we apply loss factors based on historical marker collection history to aged account balances and we specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age, the customer’s financial condition, collection history and any other known information.

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	December 31, 2012	December 31, 2011
Casino accounts receivable	$275,302	$264,034
Allowance for doubtful casino accounts receivable	$101,548	$91,251
Allowance as a percentage of casino accounts receivable	36.9%	34.6%
Percentage of casino accounts receivable outstanding over 180 days	37.5%	19.8%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. In June 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2012, this adjustment benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.22 per share on a fully diluted basis). Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2012 and 2011, approximately 30.8% and 40.7%, respectively, of our outstanding casino account receivable balance originated at our Macau Operations.

At December 31, 2012, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $2.8 million.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income. As of December 31, 2012, changes in our interest rate swap fair values are being recorded in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for the 173,830 options granted in 2012 would have resulted in an approximate $598,000 change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. A 10% change in the expected term assumption for the 173,830 options granted in 2012 would have resulted in an approximate $65,000 change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

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

As of December 31, 2012, we have a foreign tax credit carryover of $1,844 million and we have recorded a valuation allowance of $1,786 million against this asset based on our estimate of future realization. The foreign tax credits are attributable to the Macau special gaming tax which is 35% of gross gaming revenue in Macau. The U.S. taxing regime only allows a credit for 35% of “net” foreign source income. Due to our current operating history of U.S. losses, we currently do not rely on forecasted taxable income in order to support the utilization of the foreign tax credits. The estimated future foreign tax credit realization was based upon the estimated future taxable income from the reversal of “net” U.S. taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period. The amount of the valuation allowance is subject to change based upon the actual reversal of temporary differences and future taxable income exclusive of reversing temporary differences.

Our income tax returns are subject to examination by the IRS and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

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

In May 2011, the FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update was for years, and the interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that requires items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This updated presentation makes the items within OCI more prominent. Companies are no longer allowed to present OCI in the statement of stockholders’ equity. The effective date for this update was for the years, and the interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance and Consolidated Statements of Comprehensive Income are included in the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

One of our primary exposures to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. We cannot assure you that these risk management strategies have had the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2012 of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2012, such rates remain at historic lows. Actual rates will vary. The one-month LIBOR and HIBOR rates at December 31, 2012 of 0.2087% and 0.2775%, respectively were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

Years Ending December 31,
Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
(in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$500.0	$4,508.5	$5,008.5
Average interest rate	—	—	—	—	7.875%	4.82%	5.12%
Variable rate	$1.1	$1.4	$1.4	$1.4	$405.3	$376.5	$787.1
Average interest rate	1.46%	1.46%	1.46%	1.46%	2.66%	2.76%	2.70%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase (decrease) in swap fair value in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

Las Vegas Operations

In June 2012, we terminated our only Wynn Las Vegas swap for a payment of $2.4 million.

Macau Operations

In June 2012, the Wynn Macau swap matured. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $2.7 million.

Effective, September 28, 2012, we entered into two interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under the two swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately US$509.4 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Effective October 31, 2012, we entered into a third interest rate swap agreement intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.6763% on notional amounts corresponding to borrowings of US$243.75 million incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.4263% to 3.1763%. This interest rate swap agreement matures in July 2017.

Summary of Historical Fair Values

The following table presents the historical liability fair values as of December 31, 2012 and 2011, of our interest rate swap arrangements (amounts in thousands):

	Las Vegas Operations	Macau Operations	Total Interest Rate Swaps
Liability fair value at:
December 31, 2012	$—	$3,938	$3,938
December 31, 2011	$4,628	$2,670	$7,298

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2012 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is our reporting currency:

	Years Ending December 31,
	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Average notional amount	$—	$—	$—	$—	$753.2	$—	$753.2
Average pay rate	—%	—%	—%	—%	0.71%	—%	0.71%
Average receive rate	—%	—%	—%	—%	0.60%	—%	0.60%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2012, essentially all of our debt was based on fixed rates, including the notional amounts related to interest rate swaps.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Approximately 70% of our cash balances are denominated in foreign currencies, primarily the Hong Kong Dollar. Based on our balances at December 31, 2012, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $9.7 million.

As of December 31, 2012, in addition to Hong Kong dollars, Wynn Macau also holds other foreign currencies, primarily CNH (offshore renminbi).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited Wynn Resorts, Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Wynn Resorts, Limited and subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 1, 2013

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,725,219	$1,262,587
Investment securities	138,887	122,066
Receivables, net	238,573	238,490
Inventories	63,799	72,061
Prepaid expenses and other	35,900	31,248

Total current assets	2,202,378	1,726,452
Property and equipment, net	4,727,899	4,865,332
Restricted cash and investment securities	140,334	91,501
Intangibles, net	31,297	35,751
Deferred financing costs, net	71,189	50,372
Deposits and other assets	99,227	125,712
Investment in unconsolidated affiliates	4,270	4,376

Total assets	$7,276,594	$6,899,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$164,858	$171,608
Current portion of long-term debt	1,050	407,934
Current portion of land concession obligation	27,937	13,425
Customer deposits	544,649	576,011
Gaming taxes payable	163,092	177,504
Accrued compensation and benefits	75,962	78,717
Accrued interest	100,562	49,989
Other accrued liabilities	44,244	94,642
Construction retention	3,826	4,471
Deferred income taxes, net	3,178	3,575
Income taxes payable	2,019	2,017

Total current liabilities	1,131,377	1,579,893
Long-term debt	5,781,770	2,809,785
Land concession obligation	76,186	103,854
Other long-term liabilities	137,830	128,216
Deferred income taxes, net	45,499	54,294

Total liabilities	7,172,662	4,676,042

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 113,730,442 and 137,937,088 shares issued; 100,866,712 and 125,080,998 shares outstanding	1,137	1,379
Treasury stock, at cost; 12,863,730 and 12,856,090 shares	(1,127,947)	(1,127,036)
Additional paid-in capital	818,821	3,177,471
Accumulated other comprehensive income	4,177	840
Retained earnings	44,775	36,368

Total Wynn Resorts, Limited stockholders’ equity (deficit)	(259,037)	2,089,022
Noncontrolling interest	362,969	134,432

Total equity	103,932	2,223,454

Total liabilities and stockholders’ equity	$7,276,594	$6,899,496

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share data)

	Years Ended December 31,
	2012	2011	2010
Operating revenues:
Casino	$4,034,759	$4,190,507	$3,245,104
Rooms	479,983	472,074	400,291
Food and beverage	588,437	547,735	488,108
Entertainment, retail and other	417,209	414,786	354,332

Gross revenues	5,520,388	5,625,102	4,487,835
Less: promotional allowances	(366,104)	(355,310)	(303,137)

Net revenues	5,154,284	5,269,792	4,184,698

Operating costs and expenses:
Casino	2,626,822	2,686,372	2,100,050
Rooms	126,527	125,286	122,260
Food and beverage	308,394	283,940	272,747
Entertainment, retail and other	189,832	214,435	204,558
General and administrative	441,699	389,053	391,254
Provision for doubtful accounts	18,091	33,778	28,304
Pre-opening costs	466	—	9,496
Depreciation and amortization	373,199	398,039	405,558
Property charges and other	39,978	130,649	25,219

Total operating costs and expenses	4,125,008	4,261,552	3,559,446

Operating income	1,029,276	1,008,240	625,252

Other income (expense):
Interest income	12,543	7,654	2,498
Interest expense, net of amounts capitalized	(288,759)	(229,918)	(222,863)
Increase (decrease) in swap fair value	991	14,151	(880)
Loss on extinguishment of debt/exchange offer	(25,151)	—	(67,990)
Equity in income from unconsolidated affiliates	1,086	1,472	801
Other	3,012	3,968	225

Other income (expense), net	(296,278)	(202,673)	(288,209)

Income before income taxes	732,998	805,567	337,043
(Provision) benefit for income taxes	(4,299)	19,546	(20,447)

Net income	728,699	825,113	316,596
Less: Net income attributable to noncontrolling interest	(226,663)	(211,742)	(156,469)

Net income attributable to Wynn Resorts, Limited	$502,036	$613,371	$160,127

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$4.87	$4.94	$1.30
Diluted	$4.82	$4.88	$1.29
Weighted average common shares outstanding:
Basic	103,092	124,039	122,787
Diluted	104,249	125,667	123,939
Dividends declared per common share:	$9.50	$6.50	$8.50

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$728,699	$825,113	$316,596
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,749	2,102	(2,154)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,780	(2,070)	—

Total comprehensive income	733,228	825,145	314,442
Less: Comprehensive income attributable to noncontrolling interest	(227,855)	(211,823)	(155,872)

Comprehensive income attributable to Wynn Resorts, Limited	$505,373	$613,322	$158,570

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total Wynn Resorts, Ltd stockholders’ equity (deficit)	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2010	123,293,456	$1,361	$(1,119,407)	$4,239,497	$2,446	$(89,559)	$3,034,338	$126,025	$3,160,363
Net income	—	—	—	—	—	160,127	160,127	156,469	316,596
Currency translation adjustment	—	—	—	—	(1,557)	—	(1,557)	(597)	(2,154)
Exercise of stock options	1,308,052	13	—	66,173	—	—	66,186	—	66,186
Issuance of restricted stock	50,000	1	—	—	—	—	1	—	1
Cancellation of restricted stock	(52,000)	(1)	—	—	—	—	(1)	—	(1)
Forfeited cash dividends upon cancellation of nonvested stock	—	—	—	—	—	252	252	—	252
Cash dividends	—	—	—	(996,473)	—	(61,778)	(1,058,251)	(140,672)	(1,198,923)
Excess tax benefits from stock-based compensation	—	—	—	10,480	—	—	10,480	—	10,480
Stock-based compensation	—	—	—	26,373	—	—	26,373	1,412	27,785

Balances, December 31, 2010	124,599,508	1,374	(1,119,407)	3,346,050	889	9,042	2,237,948	142,637	2,380,585

Net income	—	—	—	—	—	613,371	613,371	211,742	825,113
Currency translation adjustment	—	—	—	—	1,520	—	1,520	582	2,102
Net unrealized loss on investments	—	—	—	—	(1,569)	—	(1,569)	(501)	(2,070)
Exercise of stock options	431,126	4	—	23,836	—	—	23,840	19	23,859
Purchase of Treasury stock	(51,136)	—	(7,629)	—			(7,629)	—	(7,629)
Issuance of restricted stock	101,500	1	—	(1)	—	—	—	—	—
Cash dividends	—	—	—	(226,755)	—	(586,045)	(812,800)	(221,649)	(1,034,449)
Excess tax benefits from stock-based compensation	—	—	—	11,176	—	—	11,176	—	11,176
Stock-based compensation	—	—	—	23,165	—	—	23,165	1,602	24,767

Balances, December 31, 2011	125,080,998	1,379	(1,127,036)	3,177,471	840	36,368	2,089,022	134,432	2,223,454

Stock redemption	(24,549,222)	(245)	—	(1,936,198)	—	—	(1,936,443)	—	(1,936,443)
Net income	—	—	—	—	—	502,036	502,036	226,663	728,699
Currency translation adjustment	—	—	—	—	1,987	—	1,987	762	2,749
Net unrealized gain on investments	—	—	—	—	1,350	—	1,350	430	1,780
Exercise of stock options	332,576	3	—	15,580	—	—	15,583	—	15,583
Cancellation of restricted stock	(31,500)	—	—	—	—	—	—	—	—
Purchase of Treasury stock	(7,640)	—	(911)	—	—	—	(911)	—	(911)
Issuance of restricted stock	41,500	—	—	—	—	—	—	—	—
Cash dividends	—	—	—	(462,730)	—	(493,629)	(956,359)	—	(956,359)
Excess tax benefits from stock-based compensation	—	—	—	5,537	—	—	5,537	—	5,537
Stock-based compensation	—	—	—	19,161	—	—	19,161	682	19,843

Balances, December 31, 2012	100,866,712	$1,137	$(1,127,947)	$818,821	$4,177	$44,775	$(259,037)	$362,969	$103,932

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$728,699	$825,113	$316,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	373,199	398,039	405,558
Deferred income taxes	(3,655)	(10,822)	18,875
Stock-based compensation	19,648	23,881	27,168
Excess tax benefits from stock-based compensation	(5,253)	(11,052)	(9,833)
Amortization and write-offs of deferred financing costs and other	23,965	19,683	24,342
Loss on extinguishment of debt/exchange offer	25,151	—	62,608
Provision for doubtful accounts	18,091	33,778	28,304
Property charges and other	36,714	104,223	10,270
Equity in income of unconsolidated affiliates, net of distributions	106	(144)	(130)
(Increase) decrease in swap fair value	(991)	(14,151)	880
Increase (decrease) in cash from changes in:
Receivables, net	(21,019)	(84,653)	(63,073)
Inventories and prepaid expenses and other	3,644	11,168	22,169
Accounts payable and accrued expenses	(12,581)	220,772	213,578

Net cash provided by operating activities	1,185,718	1,515,835	1,057,312

Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(240,985)	(184,146)	(283,828)
Restricted cash and purchase of corporate debt securities	(282,608)	(316,533)	—
Proceeds from sale or maturity of corporate debt securities	216,051	101,017	—
Deposits and purchase of other assets	(38,042)	(60,135)	(13,034)
Proceeds from sale of equipment	730	697	739

Net cash used in investing activities	(344,854)	(459,100)	(296,123)

Cash flows from financing activities:
Proceeds from exercise of stock options	15,583	23,859	66,186
Excess tax benefits from stock-based compensation	5,253	11,052	9,833
Dividends paid	(955,493)	(1,033,447)	(1,192,138)
Proceeds from issuance of long-term debt	1,648,643	150,483	2,246,361
Principal payments on long-term debt	(1,022,847)	(201,901)	(2,551,561)
Purchase of treasury stock	(911)	(7,629)	—
Interest rate swap settlement	(2,368)	—	—
Payments on long-term land concession obligation	(13,449)	—	—
Payment of financing costs	(56,890)	(58)	(71,317)

Net cash used in financing activities	(382,479)	(1,057,641)	(1,492,636)

Effect of exchange rate on cash	4,247	4,994	(1,884)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	462,632	4,088	(733,331)
Balance, beginning of year	1,262,587	1,258,499	1,991,830

Balance, end of year	$1,725,219	$1,262,587	$1,258,499

Supplemental cash flow disclosures:
Increase in debt related to the redemption of stock	$1,936,443	$—	$—
Cash paid for interest, net of amounts capitalized	225,499	221,123	171,663
Change in property and equipment included in accounts and construction payables	6,557	13,794	(27,670)
Cash paid for income taxes	4,547	2,088	1,019
Increase in liability for dividends declared on nonvested stock	866	1,003	6,703

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”) currently owns and operates casino hotel resort properties in Las Vegas, Nevada and Macau.

Our Las Vegas operations feature two luxury hotel towers with a total of 4,750 spacious hotel rooms, suites and villas, approximately 186,000 square feet of casino space, 35 food and beverage outlets featuring signature chefs, an on-site 18-hole golf course, meeting space, a Ferrari and Maserati dealership, approximately 95,000 square feet of retail space as well as two showrooms; three nightclubs and a beach club.

Our Macau resort is a resort destination casino located in the Macau Special Administrative Region of the People’s Republic of China with two luxury hotel towers with a total of 1,008 spacious rooms and suites, approximately 275,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 55,000 square feet of retail space, recreation and leisure facilities, including two health clubs and spas and a pool.

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in the 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

Redemption Price Promissory Note

The Company recorded the fair value of the Redemption Price Promissory Note (the “Redemption Note”) at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Note 16—“Commitments and Contingencies”); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $969.2 million and $545 million at December 31, 2012 and 2011, respectively, were invested in bank time deposits, money market accounts, U.S. treasuries and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $756 million and $717.5 million as of December 31, 2012 and 2011, respectively.

Restricted Cash and Investment Securities

Restricted cash consists primarily of certain proceeds of the Company’s financing activities that are restricted by the agreements governing the Company’s debt instruments for the payment of certain Cotai related construction and development costs. Restricted cash balances totaled approximately $99.2 million at December 31, 2012, substantially all of which were invested in time deposits. There was no restricted cash at December 31, 2011.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2012 and 2011, approximately 84% of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

collection trends in the casino industry and current economic and business conditions. In June 2012, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2012, this adjustment benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.22 per share on a fully diluted basis).

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

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Leasehold interest in land	25 years
Airplanes	18 to 20 years
Furniture, fixtures and equipment	3 to 20 years

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $2 million, $0 and $7.2 million was capitalized for the years ended December 31, 2012, 2011 and 2010, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $11 million, $11.6 million and $13.2 million were amortized to interest expense during the years ended December 31, 2012, 2011 and 2010, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Rooms	$53,487	$52,019	$52,017
Food and beverage	107,882	104,413	94,220
Entertainment, retail and other	17,522	17,017	21,091

	$178,891	$173,449	$167,328

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Income. These taxes totaled $1.8 billion, $1.9 billion and $1.4 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $23 million, $19.5 million and $19 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pre-Opening Costs

Pre-opening costs consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. During the year ended December 31, 2012, the Company incurred pre-opening costs in connection with the design and construction of the Company’s planned resort in the Cotai area of Macau. There were no pre-opening costs during the year ended December 31, 2011. During the year ended

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010, the Company incurred pre-opening costs in connection with the Encore Beach Club and Surrender Nightclub which opened in May 2010, and Encore at Wynn Macau prior to its opening in April 2010.

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

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company’s comprehensive income are reported in the accompanying

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The cumulative balance of other comprehensive income consists solely of currency translation adjustments and unrealized gain (loss) on available-for-sale securities.

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

The following table presents assets and liabilities carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of December 31, 2012
Redemption Price Promissory Note	$1,936,443	$—	$1,936,443	$—
Cash equivalents	$969,166	$80,434	$888,732	$—
Interest rate swaps	$3,938	$—	$3,938	$—
Restricted cash and available-for-sale securities	$279,221	$—	$279,221	$—
As of December 31, 2011
Cash equivalents	$545,045	$363,104	$181,941	$—
Interest rate swaps	$7,298	$—	$7,298	$—
Available-for-sale securities	$213,567	$—	$213,567	$—

As of December 31, 2012 and 2011, approximately 77% and 100% of the Company’s cash equivalents categorized as level 2 were deposits held in foreign currencies, respectively.

Earnings Per Share

Basic earnings per share (“EPS’) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company include stock options and nonvested stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2012, 2011 and 2010, consisted of the following (amounts in thousands):

	2012	2011	2010
Weighted average common shares outstanding (used in calculation of basic earnings per share)	103,092	124,039	122,787
Potential dilution from the assumed exercise of stock options and nonvested stock	1,157	1,628	1,152

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	104,249	125,667	123,939

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	680	610	1,078

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

Further information on the Company’s stock-based compensation arrangements is included in Note 14 “Benefit Plans”.

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

In May 2011, the FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that requires items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This updated presentation makes the items within OCI more prominent. Companies are no longer allowed to present OCI in the statement of stockholders’ equity. The effective date for this update was for the years, and the interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance and Consolidated Statements of Comprehensive Income are included in the Company’s financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Comprehensive Income

The following table presents the changes by component in Accumulated Other Comprehensive Income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized gain/loss on securities	Accumulated other comprehensive income
December 31, 2011	$2,409	$(1,569)	$840
Current period other comprehensive income	1,987	1,350	3,337

December 31, 2012	$4,396	$(219)	$4,177

4. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
December 31, 2012
Domestic and foreign corporate bonds	$161,631	$94	$(369)	$161,356
Commercial paper	18,704	4	(5)	18,703

	$180,335	$98	$(374)	$180,059

December 31, 2011
Domestic and foreign corporate bonds	$196,986	$20	$(2,070)	$194,936
Commercial paper	18,651	1	(21)	18,631

	$215,637	$21	$(2,091)	$213,567

For investments with unrealized losses as of December 31, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amortized cost and estimated fair value of these investment securities at December 31, 2012, by contractual maturity are shown below (amounts in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$138,992	$138,887
Due after one year through two years	41,343	41,172

	$180,335	$180,059

5. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
Casino	$275,302	$264,034
Hotel	18,227	20,790
Retail leases and other	47,257	45,520

	340,786	330,344
Less: allowance for doubtful accounts	(102,213)	(91,854)

	$238,573	$238,490

6. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
Land and improvements	$732,209	$730,335
Buildings and improvements	3,837,215	3,777,612
Airplanes	135,392	77,436
Furniture, fixtures and equipment	1,646,506	1,655,655
Leasehold interest in land	316,658	316,437
Construction in progress	110,490	28,477

	6,778,470	6,585,952
Less: accumulated depreciation	(2,050,571)	(1,720,620)

	$4,727,899	$4,865,332

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $367.1 million, $389.8 million and $394.9 million, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Total Intangibles, Net
January 1, 2011	$27,401	$5,005	$6,400	$1,399	$40,205
Amortization	(2,383)	(2,071)	—	—	(4,454)

December 31, 2011	25,018	2,934	6,400	1,399	35,751
Amortization	(2,383)	(2,071)	—	—	(4,454)

December 31, 2012	$22,635	$863	$6,400	$1,399	$31,297

The Macau gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2013 through 2021, and $1.2 million in 2022.

Show production rights represent amounts paid to purchase the rights to the “Le Rêve” production show, which is performed at Wynn Las Vegas. The Company expects show production rights amortization of $0.9 million in 2013, which is the final year of amortization.

Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name. The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,384 at December 31, 2012 and $8,578 at December 31, 2011	$492,616	$491,422
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020,net of original issue discount of $1,632 at December 31, 2012 and $1,789 at December 31, 2011	350,378	350,221
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	—
Wynn Las Vegas Term Loan Facility, due August 15, 2013; interest at LIBOR plus 1.875%	—	40,262
Wynn Las Vegas Term Loan Facility, due August 17, 2015; interest at LIBOR plus 3%	—	330,605
Wynn Macau Senior Term Loan Facilities (as amended July 2012), due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $3,737 at December 31, 2012	749,433	—
Wynn Macau Senior Term Loan Facilities (as amended June 2007), due June 27, 2014; interest at LIBOR or HIBOR plus 1.25%—1.75% at December 31, 2011	—	477,251
Wynn Macau Senior Revolving Credit Facilities, (as amended July 2012) due July 31, 2017; interest at LIBOR or HIBOR plus 1.75%—2.50%	—	—
Wynn Macau Senior Revolving Credit Facility, due June 27, 2012; interest at LIBOR or HIBOR plus 1.25% at December 31, 2011……	—	150,400
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	—
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	33,950	35,350
$32.5 million Note Payable, due August 10, 2012; interest at LIBOR plus 1.15%	—	22,208

	5,782,820	3,217,719
Current portion of long-term debt	(1,050)	(407,934)

	$5,781,770	$2,809,785

7 7/8% Wynn Las Vegas First Mortgage Notes due 2017

In October 2009, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp. (together, the “Issuers”) issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. Interest is due on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Issuers’ option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by Wynn Resorts Holdings, LLC of its equity interests in Wynn Las Vegas, LLC (the “Holdings pledge”)). The Issuers’ obligations under the 2017 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes (as defined below), the 7 3/4% 2020 Notes (as defined below) and the 2022 Notes (as defined below). The 2017 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2017 Notes at 101% of the principal amount, plus accrued

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and unpaid interest. The indenture governing the 2017 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

7 7/8% Wynn Las Vegas First Mortgage Notes due 2020

In April 2010, the Issuers issued, in a private offering, $352 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “7 7/8% 2020 Notes”). The 7 7/8% 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. Interest is due on the 7 7/8% 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 7 7/8% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 7 7/8% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 7/8% 2020 Notes rank pari passu in right of payment with the 2017 Notes, the 7 3/4% 2020 Notes (as defined below) and the 2022 Notes (as defined below). The 7 7/8% 2020 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 7/8% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 7/8% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “7 3/4% 2020 Notes”). The 7 3/4% 2020 Notes were issued at par. The 7 3/4% 2020 Notes refinanced a previous notes issue that was to mature in December 2014. Interest is due on the 7 3/4% 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the 7 3/4% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The 7 3/4% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 3/4% 2020 Notes rank pari passu in right of payment with the 2017 Notes, the 7 7/8% 2020 Notes and the 2022 Notes (as defined below). The 7 3/4% 2020 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 3/4% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 3/4% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

5 3/8% Wynn Las Vegas First Mortgage Notes due 2022

In March 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 5 3/8% first mortgage notes due 2022 (the “2022 Notes”). A portion of the proceeds were used to repay all amounts

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers’ option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2020. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 2022 Notes rank pari passu in right of payment with the 2017 Notes, the 7 7/8% 2020 Notes and the 7 3/4% 2020 Notes. The 2022 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

As described in Note 16 of the Consolidated Financial Statements, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the 2017 Notes, the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2022 Notes (collectively, the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Indentures and the Company’s other debt documents.

In September 2012, as discussed below, the Wynn Las Vegas Credit Agreement (as defined below) was terminated, and in accordance with the respective Indentures, the liens (other than the Holdings pledge) on the assets of Wynn Las Vegas, LLC and its subsidiaries securing, and the subsidiary guarantees of, the 2017 Notes, the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2022 Notes were released.

Wynn Las Vegas Credit Facilities

In March 2012, Wynn Las Vegas entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement, dated as of August 15, 2006 (as amended, the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. Concurrently with the issuance of the 2022 Notes, Wynn Las Vegas, LLC prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, the Company expensed deferred financing fees of $4.8 million, all related to the Wynn Las Vegas term loan and revolving credit facilities.

In September 2012, Wynn Las Vegas terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas did not incur any early termination penalties related to the termination.

In connection with the termination, the Company expensed $2.6 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wynn Macau Credit Facilities

During the year ended December 31, 2012, Wynn Macau, S.A. repaid $150.4 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. On June 27, 2012, the Wynn Macau Senior Revolving Credit Facility matured with an outstanding balance of $0.

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

In connection with amending the Wynn Macau credit facilities, the Company expensed $17.7 million and capitalized $33.2 million of financing costs.

The Amended Wynn Macau Credit Facilities contain a requirement that Wynn Macau, S.A. must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau, S.A. meets a Consolidated Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Amended Wynn Macau Credit Facilities. If the Consolidated Leverage Ratio is equal or less than 4.0 to 1, then no repayment is required. Based on current estimates the Company does not believe that the Wynn Macau Consolidated Leverage Ratio during the year ending December 31, 2013 will exceed 4.0 to 1. Accordingly, Wynn Macau, S.A. does not expect to make any mandatory repayments pursuant to this requirement during 2013.

The Amended Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of not greater than 3.75 to 1 as of December 31, 2012, and an Interest Coverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of not less than 2.00 to 1. Management believes that Wynn Macau was in compliance with all covenants at December 31, 2012.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the initial financing of Wynn Macau, Wynn Macau, S.A. entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. (“BNU”) for the benefit of the Macau government. This guarantee assures Wynn Macau, S.A.’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement. As of December 31, 2012, the guarantee was in the amount of 300 million Macau Patacas (approximately US$37 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Amended Wynn Macau Credit Facilities, Wynn Macau, S.A. is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of approximately 5.2 million Macau Patacas (approximately US$0.7 million).

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

The Company has recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Note 16); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate. Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose the Company to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce the Company’s profits and could limit the Company’s ability to operate its business.

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

$32.5 Million Note Payable for Aircraft

On May 10, 2007, World Travel G-IV, LLC, a subsidiary of Wynn Resorts, entered into a $32.5 million term loan credit facility to finance the purchase of an aircraft. Principal payments of $542,000 plus interest were made quarterly with a balloon payment of $21.1 million made on August 10, 2012. Interest was calculated at LIBOR plus 115 basis points. There were no amounts outstanding on this note as of December 31, 2012.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was $3.1 billion and $2.2 billion at December 31, 2012 and 2011, respectively. The estimated fair value of the Company’s outstanding first mortgage notes, based on recent trades (using level 2 inputs), was approximately $3.4 billion and $2.4 billion as of December 31, 2012 and 2011, respectively. The net book value of the Company’s other debt instruments, excluding the Redemption Note, was approximately $783.4 million and $1.1 billion as of December 31, 2012 and 2011, respectively. The estimated fair value of the Company’s other debt instruments was approximately $760.8 million and $1 billion as of December 31, 2012 and 2011, respectively. The estimated fair value of the Redemption Note (using level 2 inputs) was approximately $1.94 billion at December 31, 2012.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the accretion of debt discounts of $12.8 million, are as follows (amounts in thousands):

Years Ending December 31,
2013	$1,050
2014	1,400
2015	1,400
2016	1,400
2017	905,285
Thereafter	4,885,038

$5,795,573

9. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011. The Company utilized Level 2 inputs as described in Note 2 to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of December 31, 2012, the interest rate swaps are included in other long term liabilities. As of December 31, 2011, the interest rate swap liabilities were included in other current accrued liabilities.

Liability fair value:	Wynn Las Vegas	Wynn Macau	Total Interest Rate Swaps
(amounts in thousands)
December 31, 2012	$—	$3,938	$3,938
December 31, 2011	$4,628	$2,670	$7,298

Wynn Las Vegas Swap

In June 2012, the Company terminated its Wynn Las Vegas swap for a payment of $2.4 million. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $4.6 million.

Wynn Macau Swaps

In June 2012, the Wynn Macau swap matured. As of December 31, 2011, the liability fair value of this interest rate swap was approximately $2.7 million.

Effective September 28, 2012, the Company entered into two interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under the two swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately US$509.4 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Effective October 31, 2012, the Company entered into a third interest rate swap agreement intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.6763% on notional amounts corresponding to borrowings of US$243.75 million incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.4263% to 3.1763%. This interest rate swap agreement matures in July 2017.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Related Party Transactions

Related Party Share Redemption

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorizes redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Price Promissory Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose the Company to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce the Company’s profits and could limit the Company’s ability to operate its business.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of December 31, 2012 and 2011, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $1.0 million and $0.4 million, respectively.

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

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen, who is the Chief Operating Officer of Wynn Macau. The term of the employment agreement is through February 24, 2020. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with total costs of $9.3 million through December 31, 2012. The employment agreement also provides Ms. Chen the use of an automobile in Macau. Upon the occurrence of certain events set

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

forth below, Ms. Chen has the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the “Discount Percentage”). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen’s employment without “cause” or termination of Ms. Chen’s employment for “good reason” following a “change of control” and (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen’s termination for “cause,” Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen’s employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of gaming license), the option will terminate.

Plane Option Agreement

On January 3, 2013, the Company and Mr. Wynn entered into an agreement pursuant to which Mr. Wynn agreed to the termination of a previously granted option to purchase an approximately two acre tract of land located on the Wynn Las Vegas golf course and in consideration the Company granted Mr. Wynn the right to purchase any or all of the aircraft owned by the Company or its direct wholly owned subsidiaries. The aircraft purchase option is exercisable upon 30 days written notice and at a price equal to the book value of such aircraft, and will terminate on the date of termination of the employment agreement between the Company and Mr. Wynn, which expires in October 2020.

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

11. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Net loss on assets abandoned/retired for remodel or sold	$29,524	$19,708	$10,270
Donation to University of Macau Foundation	4,083	109,563	—
Loss on contract termination	315	—	14,949
Loss on show cancellation	6,056	1,378	—

	$39,978	$130,649	$25,219

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2012 include a remodel of two Las

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Vegas restaurants, charges associated with the termination of a Las Vegas show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resorts.

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

12. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2012 and 2011, 100,866,712 shares and 125,080,998 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

The Board of Directors of Wynn Resorts has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of December 31, 2012, the Company had repurchased a cumulative total of 12,863,730 shares of the Company’s Common Stock for a net cost of $1.1 billion under the program. Under the repurchase program, there were no repurchases made during the years ended December 31, 2012, 2011 and 2010.

During 2012 and 2011, the Company repurchased a total of 7,640 and 51,136 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2012, the Company had not issued any Preferred Stock. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

Redemption of Securities

Wynn Resorts’ articles of incorporation provide that, to the extent a gaming authority makes a determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company or any affiliates application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, Wynn Resorts may redeem shares of its capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the Board of Directors to be the fair value of the securities to be redeemed. If Wynn Resorts determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The NASDAQ Global Select Market or if the closing price is not reported, the mean between the bid and ask prices, as quoted by any other generally recognized reporting system. Wynn Resorts’ right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable Gaming Authority and, if not, as the Board of Directors of Wynn Resorts elects.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. For more information, refer to Note 16—“Commitments and Contingencies”.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock (the “Wynn Macau Limited IPO”). Proceeds to the Company as a result of this transaction were approximately $1.8 billion, net of transaction costs of approximately $84 million. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $226.7 million, $211.7 million and $156.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On November 16, 2011, the Wynn Macau, Limited Board of Directors approved a HK$1.20 per share dividend. The total dividend amount was approximately $800 million and the Company’s share of this dividend was $578.3 million. A reduction of $221.6 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 2, 2010, the Wynn Macau, Limited Board of Directors approved a HK$0.76 per share dividend. The total dividend amount was approximately $508 million and the Company’s share of this dividend was $367 million. A reduction of $140.7 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

14. Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company suspended matching contributions to this plan effective March 2009 and did not record any expense for matching contributions for the years ended December 31, 2012, 2011 and 2010, respectively.

Wynn Macau also operates a defined contribution retirement benefits plan (the “Wynn Macau Plan”). Eligible employees are allowed to contribute 5% of their salary to the Wynn Macau Plan and the Company matches any contributions. The assets of the Wynn Macau Plan are held separately from those of the Company in an independently administered fund. The Company’s matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company’s liability for its contributions payable. For the period from March 1, 2009 through April 30, 2010, the Company suspended its matching contributions. The contributions were reinstated effective May 1, 2010. During the years ended December 31, 2012, 2011 and 2010, the Company recorded an expense for matching contributions of $7.1 million, $6.6 million and $3.3 million, respectively.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees expires in 2016. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the “Plan”) (EIN: 88-6016617 Plan Number: 001). The Company recorded an expense of $8.6 million, $7.6 million and $6.8 million for contributions to the Plan for the years ended December 31, 2012, 2011 and 2010, respectively. For the 2011 plan year, the most recent for which plan data is available, the Company’s contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2011 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Stock-Based Compensation

The Company established the 2002 Stock Incentive Plan (the “WRL Stock Plan”) to provide for the grant of (i) incentive stock options, (ii) compensatory (i.e., nonqualified) stock options, and (iii) nonvested shares of Common Stock of Wynn Resorts, Limited. Employees, directors (whether employee or nonemployee) and

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

independent contractors or consultants of the Company are eligible to participate in the WRL Stock Plan. However, only employees of the Company are eligible to receive incentive stock options.

A maximum of 12,750,000 shares of Common Stock are reserved for issuance under the WRL Stock Plan. As of December 31, 2012, 4,087,064 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Options are granted at the current market price at the date of grant. The WRL Stock Plan provides for a variety of vesting schedules all determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the WRL Stock Plan as of December 31, 2012, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,729,124	$63.49
Granted	173,830	$101.60
Exercised	(332,576)	$46.86
Canceled/Expired	(172,558)	$86.65

Outstanding at December 31, 2012	2,397,820	$66.89	6.08	$110,155,465

Fully vested and expected to vest at December 31, 2012	2,285,904	$66.60	6.07	$105,717,827

Exercisable at December 31, 2012	311,290	$63.00	3.96	$15,907,396

The following information is provided for stock options of the WRL Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2012	2011	2010
Weighted average grant date fair value	$33.03	$48.31	$40.32

Intrinsic value of stock options exercised	$22,416	$36,776	$63,095

Net cash proceeds from the exercise of stock options	$15,583	$23,789	$66,186

Tax benefits realized from the exercise of stock options and vesting of restricted stock	$5,537	$11,176	$10,480

As of December 31, 2012, there was a total of $53.4 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through May 2019.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of the WRL Stock Plan’s nonvested shares as of December 31, 2012 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	794,500	$98.08
Granted	41,500	110.04
Vested	(153,000)	76.93
Canceled	(31,500)	109.34

Nonvested at December 31, 2012	651,500	$103.27

The following information is provided for nonvested stock of the WRL Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2012	2011	2010
Weighted average grant date fair value	$110.04	$129.55	$107.03

Fair value of shares vested	$15,653	$24,865	$2,833

Approximately $42.5 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2012 will be recognized as compensation over the vesting period of the related grants through October 2021.

Wynn Macau, Limited Stock Incentive Plan

The Company’s majority owned subsidiary Wynn Macau, Limited adopted a stock incentive plan effective September 16, 2009 (the “WML Stock Plan”). The purpose of the WML Stock Plan is to reward participants, which may include directors and employees of Wynn Macau, Limited who have contributed towards enhancing the value of Wynn Macau and its shares. A maximum of 518,750,000 shares have been reserved for issuance under the WML Stock Plan. As of December 31, 2012, 2.2 million options have been granted.

A summary of option activity under the WML Stock Plan as of December 31, 2012, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,350,000	$1.98
Granted	760,000	2.46
Exercised	—	—

Outstanding at December 31, 2012	2,110,000	2.15	8.3	$1,416,513

Fully vested and expected to vest at December 31, 2012	2,110,000	2.15	8.3	$1,416,513

Exercisable at December 31, 2012	430,000	1.77	7.5	$452,880

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information is provided for stock options of the WML Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2012	2011
Weighted average grant date fair value	$0.78	$0.75

Intrinsic value of stock options exercised	$—	$99.2

Net cash proceeds from the exercise of stock options	$—	$70.2

As of December 31, 2012, there was a total of $1.0 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through June 2017.

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

The fair value of stock options granted under the WRL Stock Plan was estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	4.0%	4.0%	1.23%
Expected stock price volatility	48.8%	49.7%	60.9%
Risk-free interest rate	1.18%	2.4%	3.1%
Expected average life of options (years)	7.0	6.5	6.9

The fair value of stock options granted under the WML Stock Plan was estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	4.0%	4.0%	—%
Expected stock price volatility	49.0%	37.8%	40.8%
Risk-free interest rate	0.67%	2.1%	2.4%
Expected average life of options (years)	6.5	6.5	6.5

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total compensation cost for both the WRL Stock Plan and the WML Stock Plan is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Casino	$4,794	$8,997	$10,497
Rooms	313	383	455
Food and beverage	178	429	301
Entertainment, retail and other	43	24	87
General and administrative	14,320	14,048	15,828

Total stock-based compensation expense	19,648	23,881	27,168
Total stock-based compensation capitalized	195	886	617

Total stock-based compensation costs	$19,843	$24,767	$27,785

15. Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$(87,122)	$49,521	$(239,125)
Foreign	820,120	756,046	576,168

Total	$732,998	$805,567	$337,043

The Company’s provision (benefit) for income taxes consisted of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$5,912	$—	$—
Foreign	2,042	(3,386)	1,560

	$7,954	$(3,386)	$1,560

Deferred
Federal	$(3,655)	$(10,809)	$9,640
Foreign	—	(5,351)	9,247

	(3,655)	(16,160)	18,887

Total	$4,299	$(19,546)	$20,447

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax provision (benefit) differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2012		2011		2010
Federal statutory rate	35.0%		35.0%		35.0%
Foreign tax rate differential	(25.6%	)	(21.3%	)	(38.8%	)
Non-taxable foreign income	(15.4%	)	(13.0%	)	(24.8%	)
Foreign tax credits, net of valuation allowance	1.7%		(80.8%	)	(104.9%	)
Repatriation of foreign earnings	0.0%		76.3%		134.9%
Other, net	3.6%		0.4%		1.7%
Valuation allowance, other	1.3%		1.0%		3.0%

Effective tax rate	0.6%		(2.4%	)	6.1%

On November 30, 2010, Wynn Macau, S.A. received a second 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau, S.A. through December 31, 2015. Accordingly for the years ended December 31, 2012, 2011, and 2010, the Company was exempted from the payment of $87.1 million, $82.7 million, and $64.4 million in such taxes or $0.84, $0.66 and $0.51 per share, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

In July of 2011, Wynn Macau, S.A. received a 5-year extension of its agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $15.5 million (approximately $1.9 million U.S. dollars) as complementary tax otherwise due by shareholders of Wynn Macau, S.A. on dividend distributions through 2015. As a result of the shareholder dividend tax agreements, income tax expense includes $1.9 million and $1.9 million for the years ended December 31, 2012 and 2011.

The Macau special gaming tax is 35% of gross gaming revenue. U.S. tax laws only allow a foreign tax credit up to 35% of “net” foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement (“PFA”) providing that the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.

During December 31, 2012, the Company did not repatriate any earnings of Wynn Macau, S.A. and consequently did not generate foreign tax credits in the current year. During the years ended December 31, 2011 and 2010, the Company recognized tax benefits of $647.6 million and $955.2 million, respectively (net of valuation allowance and uncertain tax positions) for foreign tax credits generated applicable to the earnings of Wynn Macau, S.A.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During 2012 and 2011, the aggregate valuation allowance for deferred tax assets increased by $19.1 million and $526.6 million, respectively. The 2012 and 2011 increases are primarily related to foreign tax credit carryforwards and other foreign deferred tax assets that are not considered more likely than not realizable.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $5.5 million, $11.2 million, and $10.5 million as of December 31, 2012, 2011, and 2010, respectively, in excess of the amounts reported for such items as

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

compensation costs under accounting standards related to stock-based compensation. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
Deferred tax assets—U.S.:
Current:
Receivables, inventories, accrued liabilities and other	$38,488	$36,753
Less: valuation allowance	(35,386)	(33,525)

	3,102	3,228

Long-term:
Foreign tax credit carryforwards	1,843,757	1,848,185
Intangibles and related other	26,773	31,215
Stock based compensation	19,113	17,001
Pre-opening costs	14,584	16,671
Other	12,320	9,473

	1,916,547	1,922,545
Less: valuation allowance	(1,762,090)	(1,753,667)

	154,457	168,878

Deferred tax liabilities—U.S.:
Current:
Prepaid insurance, maintenance and taxes	(6,280)	(6,803)

	(6,280)	(6,803)

Long-term:
Property and equipment	(199,956)	(223,172)

	(199,956)	(223,172)

Deferred tax assets – Foreign:
Current:
Accrued liabilities…	156	—
Less: valuation allowance	(156)	—

	—	—

Long-term:
Net operating loss carryforwards	17,157	17,593
Property and equipment	11,973	5,345
Other	4,783	2,352
Less: valuation allowance	(33,913)	(25,290)

	—	—

Net deferred tax liability	$(48,677)	$(57,869)

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012, the Company had foreign tax credit carryforwards (net of uncertain tax positions) of $1,844 million. Of this amount, $662.2 million will expire in 2018, $110.9 million will expire in 2019, $530.4 million in 2020, and $540.3 million in 2021. The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $85.4 million, $70.9 million, and $89.4 million during the tax years ended December 31, 2012, 2011 and 2010, respectively. These foreign tax loss carryforwards expire in 2015, 2014, and 2013, respectively. The Company incurred a U.S. capital loss of $3.6 million during the year ended December 31, 2011. The U.S. capital loss carryforward will expire in 2016.

In assessing the need for a valuation allowance, the Company does not consider forecasted future operating results when scheduling the realization of deferred tax assets and the required valuation allowance but instead relies solely on the reversal of net taxable temporary differences. The valuation allowance for foreign tax credits was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in “net” foreign source income during the 10-year foreign tax credit carryover period.

As of December 31, 2012 and 2011, the Company had valuation allowances of $1,786 million and $1,777 million, respectively, provided on foreign tax credits expected to expire unutilized and valuation allowances of $11.1 million and $9.7 million provided on other U.S. deferred tax assets. The Company has recorded a valuation allowance against all of its foreign deferred tax assets.

Except for $604.6 million of accumulated earnings which the Company plans on repatriating, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of $333.6 million and $300.6 million as of December 31, 2012 and 2011, respectively, which are indefinitely reinvested and will be used to fund future operations or expansion. The amount of the unrecognized deferred tax liability associated with these temporary differences is approximately $116.8 million and $105.2 million for the years ended December 31, 2012 and 2011. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings planned for repatriation. For the years ended December 31, 2012 and 2011, the Company repatriated $0 and $578.2 million from Wynn Macau, Limited. The amounts repatriated were used to fund domestic operations, to provide additional U.S. liquidity, and to fund dividends to the Company’s shareholders.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	As of December 31,
	2012	2011	2010
Balance—beginning of year	$85,498	$83,834	$148,365
Additions based on tax positions of the current year	8,140	12,427	13,164
Additions based on tax positions of prior years	—	—	694
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(78,389)
Lapses in statutes of limitations	(9,349)	(10,763)	—

Balance—end of year	$84,289	$85,498	$83,834

As of December 31, 2012, 2011, and 2010 unrecognized tax benefits of $55.2 million, $60.4 million, and $48.0 million respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset and the foreign net operating loss deferred tax asset. As of December 31, 2012, 2011, and 2010, unrecognized tax benefits of $29.1 million, $25.1 million, and $35.9 million, respectively, were recorded in Other Long Term Liabilities.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012, 2011 and 2010, $18.8 million, $24.2 million, and $17.9 million, respectively, of unrecognized tax benefit would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2012 and 2011, the Company recognized interest and penalties of $0.3 million and $0.04 million, respectively. The Company recognized no interest or penalties during the year ended December 31, 2010.

The Company anticipates that the 2008 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company’s unrecognized tax benefits include certain income tax accounting methods. These accounting methods govern the timing and deductibility of income tax deductions. As a result, the Company’s unrecognized tax benefits could increase by a range of $0 to $4.0 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company’s 2002 to 2008 domestic income tax returns remain subject to examination by the IRS to the extent of tax attributes carryforwards to future years. The Company’s 2009 to 2011 domestic income tax returns also remain subject to examination by the IRS. The Company’s 2008 to 2011 Macau income tax returns remain subject to examination by the Macau Finance Bureau.

In April 2012, the Company reached an agreement with the Appellate division of the IRS regarding issues raised during the examination of the 2006 through 2009 U.S. income tax returns. The settlement with the Appellate division did not impact the Company’s unrecognized tax benefits. The settlement of the 2006 through 2009 examination issues resulted in a cash tax payment of $1.3 million and the utilization of $3.1 million and $0.9 million in foreign tax credit and general business credit carryforwards, respectively.

During December 2012, the IRS completed an examination of the Company’s 2010 U.S. income tax return and had no changes. For tax years 2011 and 2012, the Company is participating in the IRS Compliance Assurance Program (“CAP”). Under the CAP program, the IRS and the taxpayer work together in a pre-filing environment to examine transactions and issues and thus complete the tax examination before the tax return is filed. In February 2013, the Company received notification that it had been accepted into the IRS CAP for the 2013 tax year. The Company believes the IRS will complete their examination of the 2011 tax year in the next 12 months. The Company does not expect a change in its unrecognized tax benefits as a result of the completion of the examination.

During August 2011, Wynn Macau, S.A. settled an appeal related to the Macau Finance Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns. As part of the settlement, the Company paid $1.1 million in Macau Complementary tax. As the result of the exam settlement and the expiration of the statute of limitations for the 2006 Macau Complementary tax return, the total amount of unrecognized tax benefits decreased by $10.8 million.

On December 31, 2012, the statute of limitations for the 2007 Macau Complementary tax return expired. As a result, the Company’s unrecognized tax benefits decreased by $9.3 million.

In July 2012, the Macau Finance Bureau commenced an examination of the 2008 Macau income tax return of Wynn Macau, S.A. In November 2012, the Company received the results of the examination. While no additional tax was due, adjustments were made to the Company’s foreign net operating loss carryforwards.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2013, the Macau Finance Bureau examined the 2009 and 2010 Macau income tax returns of Palo, which is a co-holder of the land concession for the resort in Cotai. The exam resulted in no change to the tax returns.

16. Commitments and Contingencies

Wynn Macau

Land Concession Contract. Wynn Macau, S.A. has entered into a land concession contract for the land on which Wynn Macau is located. Under the land concession contract, Wynn Macau, S.A. leases a parcel of approximately 16 acres from the government for an initial term of 25 years, with a right to renew for additional periods with government approval. Wynn Macau, S.A. has made payments to the Macau government under the land concession contract totaling $56.9 million, including interest. During the term of the land concession contract, Wynn Macau, S.A. is required to make annual lease payments of up to $525,000.

Cotai Development and Land Concession Contract. In September 2011, Palo and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The Company is constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on this land. The Company estimates the project budget to be in the range of $3.5 billion to $4.0 billion. The Company expects to enter into a guaranteed maximum price contract for the project construction costs in the first half of 2013. We expect to open our resort in Cotai during the first half of 2016.

The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of December 31, 2012, the Company has recorded this obligation and related asset with $27.9 million included as a current liability and $76.2 million included as a long-term liability. The Company will also be required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2013	$34,728
2014	35,151
2015	34,435
2016	31,771
2017	22,379
Thereafter	1,982

$160,446

The total future minimum rentals do not include contingent rental. Contingent rentals were $94 million, $73.2 million and $42.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition, the Company is the lessee under leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2012, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2013	$5,775
2014	4,846
2015	3,882
2016	2,962
2017	1,106
Thereafter	3,944

$22,515

Rent expense for the years ended December 31, 2012, 2011 and 2010, was $21.5 million, $20.2 million, $21.6 million, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The matter is proceeding in arbitration, and an arbitrator recently has been selected. Management believes that APC’s claims against the Company are without merit, and the Company continues to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who, until February 21, 2013, was also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and has refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Marau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

After authorizing the redemption of the Aruze USA, Inc. shares, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons, evaluating whether to seek the removal of Mr. Okada from the Company’s Board of Directors, and the formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. On February 24, 2012, the Board of Directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board. On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation (companies controlled by Mr. Okada) (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze, USA, Inc.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim that purports to assert claims against the Company, each of the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). As amended, the Okada Parties’ counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze USA, Inc. were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze USA, Inc.’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate Mr. Okada’s, Universal Entertainment Corporation’s, and Aruze USA, Inc.’s suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts articles of incorporation by failing to pay Aruze USA, Inc. fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze USA, Inc. received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the amended counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement. On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the Nevada state court. The motion sought an order that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder at the November 2, 2012 annual meeting of Wynn Resorts’ stockholders. On October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. The appeal was assigned to the Nevada Supreme Court’s mediation program, has not progressed, and is pending. Wynn Resorts intends to vigorously defend against the appeal and to argue that the Nevada Supreme Court should affirm the state court’s decision denying Aruze USA, Inc.’s motion for a preliminary injunction.

The Company’s complaint, as amended, and the Okada Parties’ counterclaim, as amended, were challenged at the pleading stage through motion practice. At a hearing held on November 13, 2012, the Nevada State court denied the Wynn Parties’ motion to dismiss the Okada Parties’ amended counterclaim, but dismissed the Okada Parties’ claims under the Nevada Racketeer Influenced and Corrupt Organizations Act. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s amended complaint.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court in which they asked the court to establish a “disputed ownership fund” as defined in a federal tax regulation. Specifically, the motion sought an order establishing an escrow account to hold the Redemption Note issued to Aruze USA, Inc. as compensation for the shares of Wynn Resorts common stock redeemed by the board of directors in February 2012 in light of the board’s determination of unsuitability, as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), pending a resolution of the state court action. The order sought by the Okada Parties would also require the Company to, among other things, make any payments on the Redemption Note into the escrow account. A hearing on the motion has been set for March 22, 2013. The Company believes there is no basis for the relief requested in the motion and intends to oppose the motion vigorously.

The Company is vigorously pursuing its claims against the Okada Parties, and the Company and the other counter-defendants are vigorously defending against the counterclaims asserted against them. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose the Company to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce the Company’s profits and could limit the Company’s ability to operate its business.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related Matters

The Company provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, as described below, the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company. In February 2013, the Nevada Gaming Control Board informed the Company that it has completed its investigation of allegations made by Mr. Okada against the Company regarding the activities of Mr. Wynn and related entities in Macau and found no violations of the Gaming Control Act or the Nevada Gaming Commission Regulations.

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

Litigation Commenced by Kazuo Okada and Related Matters

Books and Records Action:

On January 11, 2012, Mr. Okada, in his role as a Wynn Resorts’ director, commenced a writ proceeding in the Eighth Judicial District Court, Clark County, Nevada, seeking to compel the Company to produce certain books and records relating to a donation to the University of Macau, among other things.

In May 2011, Wynn Macau, a majority owned subsidiary of the Company, made a commitment to the University of Macau Development Foundation in support of the new Asia-Pacific Academy of Economics and Management. This contribution consists of a $25 million payment made in May 2011 and a commitment for additional donations of $10 million each year for the calendar years 2012 through 2022 inclusive. The pledge was consistent with the Company’s long-standing practice of providing philanthropic support for deserving

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

institutions in the markets in which it operates. The pledge was made following an extensive analysis which concluded that the gift was made in accordance with all applicable laws. The pledge was considered by the boards of directors of both the Company and Wynn Macau, Limited and approved by 15 of the 16 directors who served on those boards. The sole dissenting vote was cast by Mr. Okada whose stated objection was to the length of time over which the donation would occur, not its propriety.

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

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. Following a hearing held on October 2, 2012, the court ruled that Mr. Okada is entitled to review certain additional Company documents from the 2000 to 2002 time period. The Company promptly complied with the court’s ruling. On November 2, 2012, Mr. Okada filed a motion to compel the production of additional documents and to depose a witness designated by the Company. At the conclusion of a hearing held on November 8, 2012, the court denied Mr. Okada’s motion. The Company has not received any further requests for information by Mr. Okada in relation to this matter as of the date of this report.

SEC Inquiry:

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company is fully cooperating with the Salt Lake Regional Office staff.

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The plaintiffs seek damages and legal fees from the defendants. The Company and the other counter-defendants are vigorously defending against the claims asserted against them in this matter.

Federal Securities Action:

On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Related Derivative Litigation

Six derivative actions were commenced against the Company and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees’ Retirement System, (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund (collectively, the “Federal Plaintiffs”).

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions.

The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respond to the consolidated complaint while the stay remained in effect. Although the stay has now expired, the State Plaintiffs have agreed to further extend the defendants’ time to respond to the consolidated complaint to allow the State Plaintiffs additional time to consider their plans for the action going forward, including a possible extension by agreement of the stay in the state derivative action.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets and capital expenditures by segment consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
Assets
Las Vegas Operations	$3,669,881	$4,035,398
Macau Operations	3,004,658	2,202,683
Corporate and other	602,055	661,415

	$7,276,594	$6,899,496

	Years ended December 31,
	2012	2011
Capital expenditures
Las Vegas Operations	$41,552	$65,207
Macau Operations	189,384	115,702
Corporate and other	10,049	3,237

	$240,985	$184,146

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s results of operations by segment for the years ended December 31, 2012, 2011 and 2010 consisted of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Net revenues
Las Vegas Operations	$1,486,830	$1,480,719	$1,296,064
Macau Operations	3,667,454	3,789,073	2,888,634

Total	$5,154,284	$5,269,792	$4,184,698

Adjusted Property EBITDA(1)
Las Vegas Operations	$408,472	$439,036	$270,299
Macau Operations	1,167,340	1,196,232	892,686

Total	1,575,812	1,635,268	1,162,985

Other operating costs and expenses
Pre-opening costs	466	—	9,496
Depreciation and amortization	373,199	398,039	405,558
Property charges and other	39,978	130,649	25,219
Corporate expenses and other	131,807	96,868	96,659
Equity in income from unconsolidated affiliates	1,086	1,472	801

Total other operating costs and expenses	546,536	627,028	537,733

Operating income	1,029,276	1,008,240	625,252

Other non-operating costs and expenses
Interest income	12,543	7,654	2,498
Interest expense, net of amounts capitalized	(288,759)	(229,918)	(222,863)
Increase (decrease) in swap fair value	991	14,151	(880)
Loss from extinguishment of debt/exchange offer	(25,151)	—	(67,990)
Equity in income from unconsolidated affiliates	1,086	1,472	801
Other	3,012	3,968	225

Total other non-operating costs and expenses	(296,278)	(202,673)	(288,209)

Income before income taxes	732,998	805,567	337,043
(Provision) benefit for income taxes	(4,299)	19,546	(20,447)

Net income	$728,699	$825,113	$316,596

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

18. Quarterly Financial Information (Unaudited)

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2012 and 2011, as previously reported. Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2012
	First	Second	Third	Fourth	Year
Net revenues	$1,313,498	$1,253,207	$1,298,495	$1,289,084	$5,154,284
Operating income	260,099	264,123	247,092	257,962	1,029,276
Net income	198,409	199,293	165,171	165,826	728,699
Net income attributable to Wynn Resorts	140,564	138,064	112,035	111,373	502,036
Basic income per share	$1.25	$1.38	$1.12	$1.11	$4.87
Diluted income per share	$1.23	$1.37	$1.11	$1.10	$4.82

	Year Ended December 31, 2011
	First	Second	Third	Fourth	Year
Net revenues	$1,260,272	$1,367,353	$1,298,304	$1,343,863	$5,269,792
Operating income	280,556	213,033	239,845	274,806	1,008,240
Net income	226,335	155,331	185,185	258,262	825,113
Net income attributable to Wynn Resorts	173,804	122,031	127,063	190,473	613,371
Basic income per share	$1.40	$0.98	$1.02	$1.53	$4.94
Diluted income per share	$1.39	$0.97	$1.01	$1.52	$4.88

19. Subsequent Events (Unaudited)

On January 31, 2013, the Company announced a cash dividend of $1.00 per share, that was paid on February 28, 2013 to stockholders of record as of February 14, 2013.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)        Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page 72.

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

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 (the “2013 Proxy Statement”) under the captions “Directors and Executive Officers, “Further Information Concerning the Board of Directors-Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

As part of the Company’s commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors. In the event we determine to amend or waive certain provisions of this code of ethics, we intend to disclose such amendments or waivers on our website at http://www.wynnresorts.com under the heading “Corporate Governance” within four business days following such amendment or waiver or as otherwise required by the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2013 Proxy Statement under the caption “Directors and Executive Officer Compensation and Other Matters,” and is incorporated herein by reference.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,397,820	$66.89	4,087,064
Equity compensation plans not approved by security holders	—	—	—

Total	2,397,820	$66.89	4,087,064

Certain information required by this item will be contained in the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2013 Proxy Statement under the caption “Certain Relationships and Related Transactions, and “Further Information Concerning the Board of Directors-Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2013 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. The following consolidated financial statements of the Company are filed as part of this report under “Item. 8—Financial Statements and Supplementary Data.”

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2012 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules filed in Part IV of this report are listed below:

•	Schedule I—Condensed financial information of the registrant

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

SCHEDULE 1—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$179,939	$378,486
Investment securities	89,155	108,676
Receivables	1,328	2,151
Prepaid expenses	2,698	1,003

Total current assets	273,120	490,316
Property and equipment, net	11,737	12,161
Investment securities	36,484	39,419
Other assets	33,682	—
Due from subsidiaries	232,400	173,583
Investment in subsidiaries	1,586,186	1,611,198

Total assets	$2,173,609	$2,326,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171	$1,274
Accrued compensation and benefits	1,796	5,811
Interest payable	33,650	—
Other accrued liabilities	3,750	1,768
Deferred income taxes, net	3,178	3,575

Total current liabilities	42,545	12,428
Long-term debt	1,936,443	—
Other long term liabilities	16,051	11,388
Uncertain tax position liability	29,139	25,112
Deferred income taxes, net	45,499	54,295

Total liabilities	2,069,677	103,223

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 113,730,442 and 137,937,088 shares issued; and, 100,866,712 and 125,080,998 shares outstanding	1,137	1,379
Treasury stock, at cost; 12,863,730 and 12,856,090 shares	(1,127,947)	(1,127,036)
Additional paid-in capital	818,821	3,177,471
Accumulated other comprehensive income	4,177	840
Retained earnings	44,775	36,368

Total Wynn Resorts, Limited stockholders’ equity (deficit)	(259,037)	2,089,022
Noncontrolling interest	362,969	134,432

Total equity	103,932	2,223,454

Total liabilities and stockholders’ equity	$2,173,609	$2,326,677

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Operating revenues:
Wynn Las Vegas management fees	$22,318	$22,229	$19,459
Wynn Macau royalty fees	147,101	152,463	114,904

Net revenues	169,419	174,692	134,363

Operating costs and expenses:
General and administrative	70,602	30,421	31,468
Provision for doubtful accounts	—	—	(68)
Depreciation and amortization	421	421	483
Property charges and other	33	—	163

Total operating costs and expenses	71,056	30,842	32,046

Operating income	98,363	143,850	102,317

Other income (expense):
Interest and other income	1,116	865	1,750
Interest expense	(33,650)	—	—
Equity in income of subsidiaries	665,127	669,589	263,684

Other income (expense), net	632,593	670,454	265,434

Income before income taxes	730,956	814,304	367,751
(Provision) benefit for income taxes	(2,257)	10,809	(51,155)

Net income	728,699	825,113	316,596
Less: Net income attributable to noncontrolling interests.	(226,663)	(211,742)	(156,469)

Net income attributable to Wynn Resorts, Limited	$502,036	$613,371	$160,127

Basic and diluted earnings per common share:
Net income:
Basic	$4.87	$4.94	$1.30
Diluted	$4.82	$4.88	$1.29
Weighted average common shares outstanding:
Basic	103,092	124,039	122,787
Diluted	104,249	125,667	123,939

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$728,699	$825,113	$316,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	421	483
Deferred income taxes	(3,655)	(10,809)	51,155
Stock-based compensation	11,894	10,663	10,792
Amortization of discount on investment securities and other	3,762	—	163
Dividends received from subsidiary	700,025	578,240	1,509,584
Equity in income of subsidiaries	(665,127)	(669,589)	(263,684)
Increase (decrease) in cash from changes in:
Receivables	823	(1,610)	(178)
Prepaid expenses	(1,695)	(9)	4
Accounts payable, accrued expenses and other	38,337	5,168	(8,305)
Due from affiliates	(22,318)	(22,065)	(9,040)

Net cash provided by operating activities	791,166	715,523	1,607,570

Cash flows from investing activities:
Redemption of Wynn Las Vegas First Mortgage Notes	—	—	30,000
Purchase of investment securities	(183,484)	(249,374)	—
Proceeds from sales or maturities of investment securities	202,406	101,017	—
Purchase of other assets	(33,682)	—	—
Due from subsidiaries	(34,132)	(55,673)	(25,300)

Net cash (used in) provided by investing activities	(48,892)	(204,030)	4,700

Cash flows from financing activities:
Capital contribution to Wynn Las Vegas LLC	—	—	(50,000)
Dividends paid	(955,493)	(811,798)	(1,051,543)
Exercise of stock options	15,583	23,859	66,186
Purchase of treasury stock	(911)	(7,629)	—

Net cash used in financing activities	(940,821)	(795,568)	(1,035,357)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(198,547)	(284,075)	576,913
Balance, beginning of year	378,486	662,561	85,648

Balance, end of year	$179,939	$378,486	$662,561

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

2. Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC (a wholly owned indirect subsidiary of the Company) and Wynn Macau debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the loan agreement of Wynn Resorts (Macau), S.A. contain similar restrictions. The Company received cash dividends of $700 million, $578.3 million and $1.51 billion from its subsidiaries during the years ended December 31, 2012, 2011 and 2010, respectively.

3. Equity Repurchase Program

The Board of Directors of Wynn Resorts has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of December 31, 2012, the Company had repurchased a cumulative total of 12,863,730 shares of the Company’s Common Stock for a net cost of $1.1 billion under the program. Under the repurchase program, there were no repurchases made during the years ended December 31, 2012, 2011 and 2010.

During 2012 and 2011, the Company repurchased a total of 7,640 and 51,136 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

4. Long-Term Debt

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Price Promissory Note (the “Redemption Note”) to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (see Note 6); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate.

5. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 (27.7%) shares of this subsidiary’s common stock. Net proceeds to the Company as a result of this transaction were approximately $1.8 billion. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $226.7 million, $211.7 million and $156.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

6. Litigation

In addition to the actions noted below, the Company’s affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008 whereby APC was engaged to raise equity capital for an investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The matter is proceeding in arbitration, and an arbitrator recently has been selected. Management believes that APC’s claims against the Company are without merit, and the Company continues to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who, until February 21, 2013, was also a member of Wynn Resorts’ Board of Directors and was at the time a director of Wynn Macau, Limited. The factual record presented in the Freeh Report included evidence that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada has denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and Mr. Okada has refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and has refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a Board of Directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to the articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

After authorizing the redemption of the Aruze USA, Inc. shares, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons, evaluating whether to seek the removal of Mr. Okada from the Company’s Board of Directors, and the formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. On February 24, 2012, the Board of Directors of Wynn Macau, Limited removed Mr. Kazuo Okada from the board. On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against Mr. Okada, Aruze USA, Inc. and Universal Entertainment Corporation (companies controlled by Mr. Okada) (the “Okada Parties”), alleging breaches of fiduciary duty and related claims. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim that purports to assert claims against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). As amended, the Okada Parties’ counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze USA, Inc. were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze USA, Inc.’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate Mr. Okada’s, Universal Entertainment Corporation’s, and Aruze USA, Inc.’s suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts articles of incorporation by failing to pay Aruze USA, Inc. fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze USA, Inc. received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the amended counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement. On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the Nevada state court. The motion sought an order that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder at the November 2, 2012 annual meeting of Wynn Resorts’ stockholders. On October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. The appeal was assigned to the Nevada Supreme Court’s mediation program, has not progressed, and is pending. Wynn Resorts intends to vigorously defend against the appeal and to argue that the Nevada Supreme Court should affirm the state court’s decision denying Aruze USA, Inc.’s motion for a preliminary injunction.

The Company’s complaint, as amended, and the Okada Parties’ counterclaim, as amended, were challenged at the pleading stage through motion practice. At a hearing held on November 13, 2012, the Nevada state court denied the Wynn Parties’ motion to dismiss the Okada Parties’ amended counterclaim, but dismissed the Okada Parties’ claims under the Nevada Racketeer Influenced and Corrupt Organizations Act. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s amended complaint.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court in which they asked the court to establish a “disputed ownership fund” as defined in a federal tax regulation. Specifically, the motion sought an order establishing an escrow account to hold the Redemption Note issued to Aruze USA, Inc. as compensation for the shares of Wynn Resorts common stock redeemed by the board of directors in February 2012 in light of the board’s determination of unsuitability, as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), pending a resolution of the state court action. The order sought by the Okada Parties would also require the Company to, among other things, make any payments on the Redemption Note into the escrow account. A hearing on the motion has been set for March 22, 2013. The Company believes there is no basis for the relief requested in the motion and intends to oppose the motion vigorously.

The Company is vigorously pursuing its claims against the Okada Parties, and the Company and the other counter-defendants are vigorously defending against the counterclaims asserted against them. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose the Company to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce the Company’s profits and could limit the Company’s ability to operate its business.

Related Matters

The Company provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the

Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, as described below, the Salt Lake Regional Office of the U.S. Securities and Exchange Commission (“SEC”) has commenced an informal inquiry into, and other regulators could pursue separate investigations into, the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company. In February 2013, the Nevada Gaming Control Board informed the Company that it has completed its investigation of allegations made by Mr. Okada against the Company regarding the activities of Mr. Wynn and related entities in Macau and found no violations of the Gaming Control Act or the Nevada Gaming Commission Regulations.

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

Litigation Commenced by Kazuo Okada and Related Matters

Books and Records Action:

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

On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. Following a hearing held on October 2, 2012, the court ruled that Mr. Okada is entitled to review certain additional Company documents from the 2000 to 2002 time period. The Company promptly complied with the court’s ruling. On November 2, 2012, Mr. Okada filed a motion to compel the production of additional documents and to depose a witness designated by the Company. At the conclusion of a hearing held on November 8, 2012, the court denied Mr. Okada’s motion. The Company has not received any further requests for information by Mr. Okada in relation to this matter as of the date of this report.

SEC Inquiry:

On February 8, 2012, following Mr. Okada’s lawsuit, the Company received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company is fully cooperating with the Salt Lake Regional Office staff.

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The plaintiffs seek damages and legal fees from the defendants. The Company and the other counter-defendants are vigorously defending against the claims asserted against them in this matter.

Federal Securities Action:

On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

Related Derivative Litigation

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions.

The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Although the stay has now expired, the State Plaintiffs have agreed to further extend the defendants’ time to respond to the consolidated complaint to allow the State Plaintiffs additional time to consider their plans for the action going forward, including a possible extension by agreement of the stay in the state derivative action.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time.

Note 7. Subsequent Events

On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (“Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (“Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion.

On the afternoon of February 21, 2013, Mr. Okada resigned as a director of the Company. On February 22, 2013, the special meeting of stockholders was held and the stockholders approved the Removal Proposal with an affirmative vote of 85.7% of the shares entitled to vote at the special meeting (99.6% of the shares that were voted at the special meeting of stockholders were voted in favor of the Removal Proposal).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Year	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2012	$91,854	18,091	(7,732)	$102,213

2011	$77,452	33,778	(19,376)	$91,854

2010	$82,129	28,304	(32,981)	$77,452

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2012	$1,812,482	29,132	(10,069)	$1,831,545

2011	$1,285,916	533,474	(6,908)	$1,812,482

2010	$711,719	574,197	—	$1,285,916

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Fifth Amended and Restated Bylaws of the Registrant, as amended.(45)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(24)

4.3	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(28)

4.4	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.(30)

4.5	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(39)

4.6	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee.(30)

*10.1.1.0	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.1.1.1	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(4)

*10.1.1.2	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.(15)

*10.1.1.3	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(16)

*10.1.1.4	Fourth Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(19)

*10.1.1.5	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.(20)

*10.1.1.6	Sixth Amendment to Employment Agreement dated as of February 24, 2011, between Wynn Resorts, Limited and Stephen A. Wynn.(34)

*10.1.2.0	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts, Limited and Marc D. Schorr.(9)

*10.1.2.1	First Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Marc D. Schorr.(19)

*10.1.2.2	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Marc D. Schorr.(20)

10.1.3.0	Employment Agreement, dated as of October 1, 2005, by and between Wynn Las Vegas, LLC and Matt Maddox.(19)

*10.1.3.1	First Amendment to Employment Agreement, dated as of May 5, 2008, by and between Wynn Resorts, Limited and Matt Maddox.(18)

*10.1.3.2	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Matt Maddox.(19)

*10.1.3.3	Amendment to Employment Agreement, dated as of February 13, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(20)

*10.1.3.4	Fourth Amendment to Employment Agreement, dated as of March 5, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(21)

*10.1.3.5	Fifth Amendment to Employment Agreement, dated as of February 2, 2010, by and between Wynn Resorts, Limited and Matt Maddox.(26)

*10.1.4.0	Employment agreement, dated May 12, 2010, by and between Worldwide Wynn, LLC and Linda C. Chen.(29)

*10.1.4.1	Retention agreement, dated July 27, 2011, by and between Worldwide Wynn, LLC and Linda Chen.(35)

*10.1.4.2	First Amendment to Employment Agreement, dated as of November 2, 2012, by and between Worldwide Wynn, LLC and Linda Chen.(46)

*10.1.5.0	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra.(33)

*10.1.5.1	First Amendment to Employment Agreement, dated as of December 31, 2008 by and between Wynn Resorts, Limited and Kim Sinatra.(33)

*10.1.5.2	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(33)

*10.1.5.3	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(33)

*10.2.1	2002 Stock Incentive Plan as Amended and Restated effective May 12, 2010.(36)

*10.2.2	2002 Stock Incentive Plan as Amended and Restated effective May 17, 2011.(44)

*10.2.3	Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan.(44)

*10.2.4	Form of Stock Option Grant Notice.(44)

*10.2.5	Form of Restricted Stock Agreement pursuant to 2002 Stock Incentive Plan.(44)

10.3.1.0	Amended and Restated Stockholder Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc.(25)

10.3.1.1	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.(31)

10.3.1.2	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.(32)

10.3.2	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(4)

10.4.1.1	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(2)

10.4.1.2	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(5)

10.4.1.3	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(3)

10.4.1.4	Land Concession Contract, published on May 2, 2012, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau) S.A. and the Macau Special Administration of the People’s Republic of China (translated to English from traditional Chinese and Portuguese.(41)

10.5.1.1	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5.1.2	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5.1.3	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(4)

10.5.1.4	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5.2	Intellectual Property License Agreement dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(7)

10.6.1.0	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(4)

10.6.1.1	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(8)

10.6.1.2	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent.(11)

10.6.1.3	Common Terms Agreement Third Amendment Agreement dated September 8, 2009 between, among others, Wynn Resorts (Macau) S.A. as the company and Société Générale, Hong King Branch as security agent.(33)

10.6.1.4	Common Terms Agreement Fourth Amendment Agreement, dated as of July 31, 2012 between, among others, Wynn Resorts (Macau) S.A. as the company and Bank of China Limited Macau Branch as security agent.(42)

10.6.2.0	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(4)

10.6.2.1	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(8)

10.6.2.2	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders.(11)

10.6.2.3	Third Amendment Agreement to the Hotel Facility Agreement dated July 31, 2012 among Wynn Resorts, (Macau), S.A., Bank of China Limited Macau Branch, and certain financial institutions as Hotel Facility Lenders.(42)

10.6.3.0	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(4)

10.6.3.1	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(8)

10.6.3.2	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders.(11)

10.6.4.0	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(4)

10.6.4.1	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(8)

10.6.4.2	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders.(11)

10.6.4.3	Revolving Credit Facility Agreement dated July 31, 2012 among Wynn Resorts (Macau), S.A., Bank of China, Limited Macau Branch, and certain financial institutions as Project Facility Lenders.(42)

10.6.5.0	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.(4)

10.6.5.1	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(8)

10.6.6	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.7	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.8.0	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.8.1	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(8)

10.6.9	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.10	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(4)

10.6.11	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.7.0	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(14)

10.7.1	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(12)

10.7.2	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(13)

10.7.3	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(24)

10.7.4	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(28)

10.7.5	Fifth Amendment to the Amended and Restated Master Disbursement Agreement, dated August 4, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(46)

10.7.6	Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(39)

10.8.1	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas an Stephen A. Wynn.(27)

10.8.1.1	First Amendment to Amended and Restated Agreement of Lease, dated as of April 9, 2012, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.(40)

10.8.2.1	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(37)

10.8.2.2	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012 between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee.(42)

10.9.1.1	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(6)

10.9.2.0	Aircraft Time Sharing Agreement dated as of November 25, 2002, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(33)

10.9.2.1	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(33)

10.9.2.2	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(33)

10.9.3.0	Aircraft Time Sharing Agreement dated as of November 26, 2002, by and between Las Vegas Jet, LLC and Marc Schorr.(33)

10.9.3.1	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Marc Schorr.(33)

10.9.3.2	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Marc Schorr.(33)

10.9.4	Aircraft Purchase Option Agreement, dated January 3, 2013, between Wynn Resorts, Limited and Stephen A. Wynn.(46)

10.10.1.0	Amended and Restated Credit Agreement, dated as of August 15, 2006 among Wynn Las Vegas, LLC, as the Borrower, several lenders and agents, and Deutsche Bank Trust Company Americas, as Administrative Agent.(10)

10.10.1.1	First Amendment to Amended and Restated Credit Agreement dated April 9, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(11)

10.10.1.2	Second Amendment to Amended and Restated Credit Agreement dated October 31, 2007 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(12)

10.10.1.3	Third Amendment to Amended and Restated Credit Agreement dated as of September 17, 2008 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(17)

10.10.1.4	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(22)

10.10.1.5	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2009, among Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantors, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006. (23)

10.10.1.6	Sixth Amendment to Amended and Restated Credit Agreement dated as of April 28, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent.(28)

10.10.1.7	Seventh Amendment to Amended and Restated Credit Agreement dated as of August 4, 2010 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(30)

10.10.1.8	Eighth Amendment to Amended and Restated Credit Agreement dated as of March 12, 2012 among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., Wynn Show Performers, LLC, Wynn Golf, LLC, Wynn Sunrise, LLC, World Travel, LLC, Kevyn, LLC, Las Vegas Jet, LLC, Wynn Resorts Holdings, LLC, Wynn Completion Guarantor, LLC and Deutsche Bank Trust Company Americas, as Administrative Agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn Las Vegas, LLC’s Amended and Restated Credit Agreement, dated as of August 15, 2006.(39)

10.11.1	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(2)

10.11.2	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fund on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

10.11.3	Form of Indemnity Agreement.(5)

10.11.4	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(7)

10.11.5	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(7)

10.11.6	Redemption Price Promissory Note, dated February 18, 2012, made by Wynn Resorts, Limited to Aruze USA, Inc.(38)

10.11.7	Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.(39)

21.1	Subsidiaries of the Registrant.(46)

23.1	Consent of Ernst & Young LLP.(46)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(46)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(46)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.(46)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets at December 31, 2012 and December 31 2011, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Stockholders’ Equity at December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.(46)

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).
(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(5)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(7)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2006.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(14)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(15)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(16)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.
(17)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 19, 2008.
(18)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 7, 2008.
(19)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(20)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2009.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 9, 2009.
(22)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 21, 2009.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 14, 2009.
(24)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(25)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on January 6, 2010.
(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 5, 2010.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(28)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(29)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 18, 2010.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(31)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 26, 2010.
(32)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 15, 2010.

(33)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2010.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 28, 2011.
(35)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 18, 2011.
(36)	Incorporated by reference from the Form S-8 Registration Statement filed by the Registrant on July 27, 2010.
(37)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2011.
(38)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 21, 2012.
(39)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.
(40)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 12, 2012.
(41)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 2, 2012.
(42)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.
(43)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 12, 2011.
(44)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 29, 2012.
(45)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 14, 2012.
(46)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: March 1, 2013	By	/s/ Stephen A. Wynn
Stephen A. Wynn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ John Hagenbuch John Hagenbuch	Director	March 1, 2013

/s/ Ray R. Irani Dr. Ray R. Irani	Director	March 1, 2013

/s/ Robert J. Miller Robert J. Miller	Director	March 1, 2013

/s/ Alvin Shoemaker Alvin V. Shoemaker	Director	March 1, 2013

/s/ Edward J Virtue Edward J Virtue	Director	March 1, 2013

/s/ D. Boone Wayson D. Boone Wayson	Director	March 1, 2013

/s/ Elaine P. Wynn Elaine P. Wynn	Director	March 1, 2013

/s/ Matt Maddox Matt Maddox	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2013