Form 10-Q
period 2013-03-31
WYNN RESORTS LTD
filed 2013-05-10
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common stock, $0.01 par value	101,005,713

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,056,705	$1,725,219
Investment securities	96,648	138,887
Receivables, net	243,578	238,573
Inventories	67,909	63,799
Prepaid expenses and other	39,664	35,900

Total current assets	2,504,504	2,202,378
Property and equipment, net	4,723,083	4,727,899
Restricted cash and investment securities	102,621	140,334
Intangibles, net	30,183	31,297
Deferred financing costs, net	68,400	71,189
Deposits and other assets	103,421	99,227
Investment in unconsolidated affiliates	3,714	4,270

Total assets	$7,535,926	$7,276,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$200,670	$164,858
Current portion of long-term debt	1,050	1,050
Current portion of land concession obligation	27,895	27,937
Customer deposits	633,230	544,649
Gaming taxes payable	188,036	163,092
Accrued compensation and benefits	79,805	75,962
Accrued interest	51,158	100,562
Other accrued liabilities	47,212	44,244
Construction retention	1,657	3,826
Deferred income taxes, net	3,178	3,178
Income taxes payable	575	2,019

Total current liabilities	1,234,466	1,131,377
Long-term debt	5,781,181	5,781,770
Land concession obligation	76,072	76,186
Other long-term liabilities	131,294	137,830
Deferred income taxes, net	38,237	45,499

Total liabilities	7,261,250	7,172,662

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 113,794,842 and 113,730,442 shares issued; 100,910,137 and 100,866,712 shares outstanding	1,138	1,137
Treasury stock, at cost; 12,884,705 and 12,863,730 shares	(1,130,408)	(1,127,947)
Additional paid-in capital	822,249	818,821
Accumulated other comprehensive income	2,382	4,177
Retained earnings	147,612	44,775

Total Wynn Resorts, Limited stockholders’ deficit	(157,027)	(259,037)
Noncontrolling interest	431,703	362,969

Total equity	274,676	103,932

Total liabilities and stockholders’ equity	$7,535,926	$7,276,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Casino	$1,106,503	$1,049,279
Rooms	120,480	117,503
Food and beverage	139,701	135,140
Entertainment, retail and other	101,548	105,909

Gross revenues	1,468,232	1,407,831
Less: promotional allowances	(89,578)	(94,333)

Net revenues	1,378,654	1,313,498

Operating costs and expenses:
Casino	697,188	674,656
Rooms	33,390	29,984
Food and beverage	73,873	70,396
Entertainment, retail and other	40,326	51,658
General and administrative	94,909	105,950
Provision for doubtful accounts	7,004	18,064
Pre-opening costs	452	—
Depreciation and amortization	92,518	92,405
Property charges and other	5,346	10,286

Total operating costs and expenses	1,045,006	1,053,399

Operating income	333,648	260,099

Other income (expense):
Interest income	4,222	1,565
Interest expense, net of capitalized interest	(75,377)	(62,061)
Increase in swap fair value	3,144	2,284
Loss on retirement of debt	—	(4,828)
Equity in income from unconsolidated affiliates	200	465
Other	1,165	768

Other income (expense), net	(66,646)	(61,807)

Income before income taxes	267,002	198,292
Benefit for income taxes	5,142	117

Net income	272,144	198,409
Less: Net income attributable to noncontrolling interest	(69,181)	(57,845)

Net income attributable to Wynn Resorts, Limited	$202,963	$140,564

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$2.02	$1.25
Diluted	$2.00	$1.23
Weighted average common shares outstanding:
Basic	100,237	112,704
Diluted	101,373	114,008
Dividends declared per common share:	$1.00	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$272,144	$198,409
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(2,681)	634
Unrealized gain on available-for-sale securities, net of tax	161	1,264

Total comprehensive income	269,624	200,307
Less: Comprehensive income attributable to noncontrolling interest	(68,456)	(58,276)

Comprehensive income attributable to Wynn Resorts, Limited	$201,168	$142,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$272,144	$198,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,518	92,405
Deferred income taxes	(6,030)	(2,450)
Stock-based compensation	1,122	2,648
Excess tax benefits from stock-based compensation	(1,232)	(489)
Amortization and write-offs of deferred financing costs and other	4,620	6,887
Loss on retirement of debt	—	4,828
Provision for doubtful accounts	7,004	18,064
Property charges and other	3,057	9,506
Equity in income of unconsolidated affiliates, net of distributions	556	61
Increase in swap fair value	(3,144)	(2,284)
Increase (decrease) in cash from changes in:
Receivables, net	(12,131)	(2,041)
Inventories and prepaid expenses and other	(7,904)	(1,370)
Accounts payable and accrued expenses	70,290	14,316

Net cash provided by operating activities	420,870	338,490

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(58,797)	(35,493)
Purchase of corporate debt securities	(22,881)	(7,231)
Proceeds from sale or maturity of corporate debt securities	63,075	31,964
Restricted cash	39,573	—
Deposits and purchase of other assets	(6,419)	(1,565)
Proceeds from sale of equipment	278	298

Net cash provided by (used in) investing activities	14,829	(12,027)

Cash flows from financing activities:
Proceeds from exercise of stock options	960	586
Excess tax benefits from stock-based compensation	1,232	489
Dividends paid	(101,709)	(50,367)
Proceeds from issuance of long-term debt	—	900,000
Principal payments on long-term debt	(350)	(558,878)
Purchase of treasury stock	(2,461)	(355)
Payments of financing costs	—	(10,665)

Net cash (used in) provided by financing activities	(102,328)	280,810

Effect of exchange rate on cash	(1,885)	1,210

Cash and cash equivalents:
Increase in cash and cash equivalents	331,486	608,483
Balance, beginning of period	1,725,219	1,262,587

Balance, end of period	$2,056,705	$1,871,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common stock			Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
	Shares outstanding	Par value	Treasury stock
Balances, January 1, 2013	100,866,712	$1,137	$(1,127,947)	$818,821	$4,177	$44,775	$(259,037)	$362,969	$103,932
Net income	—	—	—	—	—	202,963	202,963	69,181	272,144
Currency translation adjustment	—	—	—	—	(1,938)	—	(1,938)	(743)	(2,681)
Net unrealized gain on investments	—	—	—	—	143	—	143	18	161
Exercise of stock options	16,000	—	—	960	—	—	960	—	960
Cancellation of restricted stock	(76,600)	—	—	—	—	—	—	—	—
Purchase of treasury stock	(20,975)	—	(2,461)	—	—	—	(2,461)	—	(2,461)
Issuance of restricted stock	125,000	1	—	(1)	—	—	—	—	—
Cash dividends	—	—	—	345	—	(100,126)	(99,781)	—	(99,781)
Excess tax benefits from stock-based compensation	—	—	—	1,232	—	—	1,232	—	1,232
Stock-based compensation	—	—	—	892	—	—	892	278	1,170

Balances, March 31, 2013	100,910,137	$1,138	$(1,130,408)	$822,249	$2,382	$147,612	$(157,027)	$431,703	$274,676

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

Our Macau operations consist of a resort destination casino located in the Macau Special Administrative Region of the People’s Republic of China featuring two luxury hotel towers with a total of 1,008 spacious rooms and suites, approximately 275,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 57,000 square feet of retail space, recreation and leisure facilities, including two health clubs and spas and a pool.

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock.

Our Las Vegas operations feature two luxury hotel towers with a total of 4,748 spacious hotel rooms, suites and villas, approximately 186,000 square feet of casino space, 35 food and beverage outlets featuring signature chefs, an on-site 18-hole golf course, approximately 284,000 square feet of meeting and convention space, a Ferrari and Maserati dealership, approximately 95,000 square feet of retail space as well as two showrooms; three nightclubs and a beach club.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2013, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $968.7 million and $969.2 million at March 31, 2013 and December 31, 2012, respectively, were invested in time deposits, money market accounts and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,088 million and $756 million as of March 31, 2013 and December 31, 2012, respectively.

Restricted Cash and Investment Securities

Restricted cash consists primarily of certain proceeds of the Company’s financing activities that are restricted by the agreements governing the Company’s debt instruments for the payment of certain Cotai related construction and development costs. Restricted cash balances totaled approximately $59.6 million and $99.2 million at March 31, 2013 and December 31, 2012, respectively; substantially all of which were invested in time deposits.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At March 31, 2013 and December 31, 2012, approximately 85% and 84%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible or after two years, whichever period is shorter. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value, and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. On February 18, 2012, the Company issued a subordinated Redemption Price Promissory Note (the “Redemption Note”) with a principal amount of approximately $1.94 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze USA, Inc.

The Company recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. and its affiliates (see Note 15—“Commitments and Contingencies”); the outcome of on-going investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate. For more information on the redemption and ongoing litigation, please see Note 15—“Commitments and Contingencies.”

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Rooms	$13,056	$13,394
Food and beverage	27,764	28,394
Entertainment, retail and other	3,558	4,718

	$44,378	$46,506

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $481.2 million and $464.5 million for the three months ended March 31, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. For the three months ended March 31, 2013 and 2012, advertising costs totaled approximately $6.3 million and $4.7 million, respectively.

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

The following table presents assets and liabilities carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of March 31, 2013
Cash equivalents	$968,712	$147,432	$821,280	$—
Restricted cash and available-for-sale securities	$199,269	$—	$199,269	$—
Redemption Price Promissory Note	$1,936,443	$—	$1,936,443	$—
Interest rate swaps	$790	$—	$790	$—

As of December 31, 2012
Cash equivalents	$969,166	$80,434	$888,732	$—
Restricted cash and available-for-sale securities	$279,221	$—	$279,221	$—
Redemption Price Promissory Note	$1,936,443	$—	$1,936,443	$—
Interest rate swaps	$3,938	$—	$3,938	$—

As of March 31, 2013 and December 31, 2012, approximately 98% and 77% of the Company’s cash equivalents categorized as Level 2 were deposits held in foreign currencies, respectively.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this update; see Note 4—“Accumulated Other Comprehensive Income.”

In July 2012, the FASB issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the years and interim impairment tests performed for years beginning after September 15, 2012. The adoption of this update did not have a material impact on the Company’s financial statements.

3.     Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company includes stock options and nonvested stock. For the three months ended March 31, 2013, basic and diluted EPS was based on 100.2 million shares and 101.4 million shares, respectively, compared to 112.7 million shares and 114 million shares for basic and diluted EPS, respectively, for the three months ended March 31, 2012, largely due to the redemption of Aruze USA, Inc.’s 24.5 million shares on February 18, 2012, as described in Note 15.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding (used in calculation of basic earnings per share)	100,237	112,704
Potential dilution from the assumed exercise of stock options and nonvested stock	1,136	1,304

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	101,373	114,008

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	659	535

Net income attributable to Wynn Resorts, Ltd.	$202,963	$140,564

Net income attributable to Wynn Resorts, Ltd. per common share, basic	$2.02	$1.25

Net income attributable to Wynn Resorts, Ltd. per common share, diluted	$2.00	$1.23

4.     Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in Accumulated Other Comprehensive Income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized gain/loss on securities	Accumulated other comprehensive income
December 31, 2012	$4,396	$(219)	$4,177

Current period other comprehensive income	(1,414)	158	(1,256)
Amounts reclassified from accumulated other comprehensive income	(524)	(15)	(539)

Net current-period other comprehensive income	(1,938)	143	(1,795)

March 31, 2013	$2,458	$(76)	$2,382

5.     Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2013 and 2012 totaled approximately $121.4 million and $60.6 million, respectively. The increase in interest paid during the three months ended March 31, 2013 is due to the issuance of the Redemption Note and other indebtedness incurred during 2012. Capitalized interest was $1.3 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, capital expenditures included an increase of $27.6 million and a decrease of $4.1 million, respectively, in construction payables and retention.

In February 2012, the Company redeemed and cancelled 24,549,222 shares of common stock from a former stockholder and related party with the issuance of the $1.94 billion Redemption Note due in 2022. For details of this transaction see Notes 9 and 15.

6.     Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
March 31, 2013
Domestic and foreign corporate bonds	$117,609	$111	$(249)	$117,471
Commercial paper	22,200	9	—	22,209

	$139,809	$120	$(249)	$139,680

December 31, 2012
Domestic and foreign corporate bonds	$161,631	$94	$(369)	$161,356
Commercial paper	18,704	4	(5)	18,703

	$180,335	$98	$(374)	$180,059

For investments with unrealized losses as of March 31, 2013 and December 31, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

The Company obtains pricing information in determining the fair value of its available-for-sale securities from independent pricing vendors. Based on management’s inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from market observable sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. Each quarter, the Company validates the fair value pricing methodology to determine its consistency with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. The Company compares the pricing received from its vendors to independent sources for the same or similar securities and no adjustment to such prices have resulted.

The amortized cost and estimated fair value of these investment securities at March 31, 2013, by contractual maturity, are as follows (amounts in thousands):

	Amortized cost	Fair value
Available-for-sale securities:
Due in one year or less	$96,650	$96,648
Due after one year through two years	43,159	43,032

	$139,809	$139,680

7. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Casino	$282,888	$275,302
Hotel	16,124	18,227
Retail leases and other	49,389	47,257

	348,401	340,786
Less: allowance for doubtful accounts	(104,823)	(102,213)

	$243,578	$238,573

8. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
Land and improvements	$732,209	$732,209
Buildings and improvements	3,842,232	3,837,215
Airplanes	135,040	135,392
Furniture, fixtures and equipment	1,649,795	1,646,506
Leasehold interests in land	316,196	316,658
Construction in progress	182,440	110,490

	6,857,912	6,778,470
Less: accumulated depreciation	(2,134,829)	(2,050,571)

	$4,723,083	$4,727,899

9. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $7,069 at March 31, 2013 and $7,384 at December 31, 2012	$492,931	$492,616
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,592 at March 31, 2013 and $1,632 at December 31, 2012	350,418	350,378
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	900,000
Wynn Macau Senior Term Loan Facilities (as amended July 2012), due July 31, 2017 and July 31, 2018: interest at LIBOR or HIBOR plus 1.75%-2.50%, net of original issue discount of $3,566 at March 31, 2013 and $3,737 at December 31, 2012	748,839	749,433
Wynn Macau Senior Revolving Credit Facilities, (as amended July 2012) due July 31, 2017; interest at LIBOR or HIBOR plus 1.75%-2.50%	—	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	33,600	33,950

	5,782,231	5,782,820
Current portion of long-term debt	(1,050)	(1,050)

	$5,781,181	$5,781,770

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company has recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. and its affiliates (see Note 15—“Commitments and Contingencies”); the outcome of ongoing investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”)) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the Redemption Action and Counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by the Company on the Redemption Note. The Company is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account.

The outcome of these various proceedings cannot be predicted. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

Wynn Macau Credit Facilities

On July 31, 2012, Wynn Macau, S.A. amended and restated its credit facilities, dated September 14, 2004 to expand the availability under the Wynn Macau S.A. senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau, S.A. also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities.

As of March 31, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

Debt Covenant Compliance

As of March 31, 2013, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes was approximately $3.1 billion at March 31, 2013 and December 31, 2012. The estimated fair value of the Company’s outstanding first mortgage notes, based on recent trades (using Level 2 inputs), was approximately $3.4 billion at March 31, 2013 and

December 31, 2012. The net book value of the Company’s other debt instruments, excluding the Redemption Note, was approximately $782.4 million and $783.4 million at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s other debt instruments was approximately $776.6 million and $760.8 million at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of the Redemption Note (using Level 2 inputs) was approximately $1.94 billion at both March 31, 2013 and December 31, 2012.

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

The Company utilized Level 2 inputs as described in Note 2 to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of March 31, 2013 and December 31, 2012, the interest rate swap liabilities of $0.8 million and $3.9 million, respectively, are included in other long-term liabilities.

Wynn Macau Swaps

The Company currently has three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under two of the swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately US$509.4 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.6763% on notional amounts corresponding to borrowings of US$243.75 million incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.4263% to 3.1763%. This interest rate swap agreement matures in July 2017.

11. Related Party Transactions

Share Redemption of a Former Related Party

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. Aruze USA, Inc., Universal

Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2013 and December 31, 2012, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $0.7 million and $1.0 million, respectively.

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “Existing SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The Existing SW Lease amends and restates a prior lease. The Existing SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the Existing SW Lease commenced as of March 1, 2010 and runs concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party may terminate on 90 days notice. Pursuant to the Existing SW Lease, the rental value of the villa suite will be treated as imputed income to Mr. Wynn, and will be equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the Existing SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value was $440,000 per year. On May 7, 2013, Wynn Las Vegas entered into a 2013 Amended and Restated Agreement of Lease (the “New SW Lease”), effective December 29, 2012, to include an expansion of the villa and to adjust the rental value accordingly to $525,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the lease by the Audit Committee. Certain services for, and maintenance of, the villa suite are included in the rental.

Aircraft Purchase Option Agreement

On January 3, 2013, the Company and Mr. Wynn entered into an agreement pursuant to which Mr. Wynn agreed to terminate a previously granted option to purchase an approximately two acre tract of land located on the Wynn Las Vegas golf course and, in return, the Company granted Mr. Wynn the right to purchase any or all of the aircraft owned by the Company or its direct wholly owned subsidiaries. The aircraft purchase option is exercisable upon 30 days written notice and at a price equal to the book value of such aircraft, and will terminate on the date of termination of the employment agreement between the Company and Mr. Wynn, which expires in October 2020.

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

12. Property Charges and Other

Property charges generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2013 and 2012 were $5.3 million and $10.3 million, respectively, which included miscellaneous renovations and abandonments at our resorts and entertainment development costs.

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $69.2 million and $57.8 million for the three months ended March 31, 2013 and 2012, respectively.

14. Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Casino	$1,813	$(770)
Rooms	220	102
Food and beverage	299	27
Entertainment, retail and other	117	14
General and administrative	(1,327)	3,275

Total stock-based compensation expense	1,122	2,648
Total stock-based compensation capitalized	48	50

Total stock-based compensation costs	$1,170	$2,698

For the three months ended March 31, 2013, the Company reversed stock-based compensation expense allocated to general and administrative related to restricted stock granted in 2008 and 2011 with an average 9 year cliff vest provision that were modified and forfeited during the first quarter of 2013.

For the three months ended March 31, 2012, the Company reversed stock-based compensation expense allocated to casino operations related to stock options and restricted stock granted in 2008 with an approximate 8 year cliff vest provision that were forfeited during the first quarter of 2012.

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

The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of March 31, 2013 and December 31, 2012, the Company has recorded this obligation and related asset with $27.9 million included as a current liability in both periods and $76.1 million and $76.2 million, respectively, included as a long-term liability. The Company is also required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

Litigation

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008, whereby APC was engaged to raise equity capital for a specific investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The matter is proceeding in arbitration. An arbitrator has been selected, and the parties are beginning the discovery process. Management believes that APC’s claims against the Company are without merit, and the Company intends to continue to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc., at the time a stockholder of Wynn Resorts, Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, the majority shareholder of Universal Entertainment Corporation, who at the time was a director of Wynn Resorts and two of its subsidiaries (collectively, the “Okada Parties”). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts, refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that each of the Okada Parties are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, and on February 24, 2012, he was removed from the Board of Directors of Wynn Macau, Limited. On February 22, 2013, Mr. Okada was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

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

The Company provided the Freeh Report to appropriate regulators and law enforcement agencies and is cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company and its subsidiaries.

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties, alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze, USA, Inc.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) that purports to assert claims against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze USA, Inc. were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the “Articles”) pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze USA, Inc.’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate the Okada Parties’ suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze USA, Inc. fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze USA, Inc. received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze USA, Inc., Stephen A. Wynn, and Elaine Wynn (the “Stockholders Agreement”).

On June 19, 2012, Elaine Wynn responded to the Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The indentures for the Wynn Las Vegas, LLC first mortgage notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase.

The Company’s amended complaint and the Okada Parties’ second amended counterclaim, were challenged at the pleading stage through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s amended complaint. On April 22, 2013, the Company filed a second amended complaint. The parties have been engaged in discovery.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”)) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the Redemption Action and Counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by the Company on the Redemption Note. The Company is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their Philippine Casino Project until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (“Stay”).

Subject to the Stay, the Company will continue to vigorously pursue its claims against the Okada Parties, and the Company and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. The Company’s claims and the Okada Parties’ counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

Litigation Commenced by Kazuo Okada

Books and Records Action:

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

On January 11, 2012, Mr. Okada, in his then role as a Wynn Resorts’ director, commenced a writ proceeding in the Eighth Judicial District Court, Clark County, Nevada, seeking to compel the Company to produce certain books and records relating to the Company’s donation to the University of Macau, among other things.

At a hearing on February 9, 2012, the Nevada state court held that, as a director of the Company, Mr. Okada had the right to make a reasonable inspection of the Company’s corporate books and records. Following that hearing, the Company released certain documents to Mr. Okada for his inspection. At a subsequent hearing on March 8, 2012, the court considered Mr. Okada’s request that the Company’s Board of Directors make additional documents available to him, and ruled that Mr. Okada was entitled to inspect two additional pages of documents. The Company promptly complied with the court’s ruling. On May 25, 2012, Mr. Okada amended his petition to request inspection of additional records. Following a hearing held on October 2, 2012, the court ruled that Mr. Okada is entitled to review certain additional Company documents from the 2000 to 2002 time period. The Company promptly complied with the court’s ruling. On November 2, 2012, Mr. Okada filed a motion to compel the production of additional documents and to depose a witness designated by the Company. At the conclusion of a hearing held on November 8, 2012, the court denied Mr. Okada’s motion. The Company has not received any further requests for information by Mr. Okada in relation to this matter as of the date of this report.

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel (the “Wynn Parties”), alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The plaintiffs seek damages and legal fees from the defendants. After asking the Okada Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position and, in the near future, the court is expected to set a date by which the Okada Parties are to file their responsive memorandum. The Wynn Parties are vigorously defending against the claims asserted against them in this matter.

Motion for Preliminary Injunction:

On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the Nevada state court. The motion sought an order that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder at its 2012 Annual Meeting. On October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. The appeal was assigned to the Nevada Supreme Court’s mediation program, which determined that mediation would not be fruitful. The matter is therefore back before the Nevada Supreme Court and the Okada Parties’ opening brief is due on or before June 10, 2013. Wynn Resorts intends to vigorously defend against the appeal and to argue that the Nevada Supreme Court should affirm the state court’s decision denying Aruze USA, Inc.’s motion for a preliminary injunction.

Federal Securities Action:

On January 3, 2013, the Company filed a definitive proxy statement on Schedule 14A (the “Proxy Statement”) for a special meeting of the stockholders to consider and vote upon a proposal to remove Mr. Okada as a director of the Company (the “Removal Proposal”). On January 24, 2013, Mr. Okada filed a complaint in the United States District Court, District of Nevada against the Company, alleging that the Proxy Statement was materially false and misleading in contravention of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 14a-9 promulgated thereunder. Mr. Okada also filed a motion for a preliminary injunction on January 28, 2013, in which he sought an order preliminarily enjoining the special meeting of stockholders until such time as the Company corrected certain alleged misstatements and omissions in its Proxy Statement. At the conclusion of a hearing held on February 15, 2013, the federal court denied Mr. Okada’s motion. On February 19, 2013, the Wynn Parties filed a motion to dismiss this action. Thereafter, on March 4, 2013, the Okada Parties voluntarily dismissed this action.

Indemnification Action:

On March 20, 2013, Mr. Okada filed a complaint against the Company in Nevada state court for indemnification under the Company’s Articles, bylaws and agreements with its directors. The complaint seeks advancement of Mr. Okada’s costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. The Company believes there is no basis for the relief requested in the complaint and intends to vigorously defend against this matter. The Company’s answer and counterclaim was filed on April 15, 2013. The counterclaim names each of the Okada Parties as defendants and seeks indemnification under the Company’s Articles for costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. On April 30, 2013, Mr. Okada filed his reply to the counterclaim.

Related Investigations and Derivative Litigation

Various Investigations:

On February 8, 2012, following the initiation of Mr. Okada’s books and records action (described above) regarding Wynn Macau’s donation to the University of Macau Development Foundation, the Company received a letter from the Salt Lake Regional Office of the SEC requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company is fully cooperating with the Salt Lake Regional Office staff.

In February 2013, the Nevada Gaming Control Board informed the Company that it had completed an investigation of allegations made by Mr. Okada against the Company regarding the activities of Mr. Wynn and related entities in Macau and found no violations of the Gaming Control Act or the Nevada Gaming Commission Regulations.

In the U.S. Department of Justice’s Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been conducting a criminal investigation into the Company’s donation to the University of Macau discussed above. The Company has not received any target letter or subpoena in connection with such an investigation. The Company intends to cooperate fully with the government in response to any inquiry related to the donation to the University of Macau.

Other regulators may pursue separate investigations into the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to the Counterclaim and other litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company.

Derivative Claims:

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiff’s filed their amended complaint. The response of the Company and the directors’ is due on May 23, 2013.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions.

The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The response of the Company and directors is due on or before June 10, 2013.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time.

16. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded a tax benefit of $5.1 million and $0.1 million, respectively. The Company’s income tax benefit is primarily related to a decrease in deferred tax liabilities offset by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended March 31, 2013 and 2012, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.2 million and $0.5 million, respectively.

Wynn Macau, S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $26.5 million and $22.4 million in such taxes during the three months ended March 31, 2013 and 2012, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In February 2013, the Company received notification that it had been accepted into the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return, for the 2013 tax year. In March 2013, the Company received additional notification that it had been selected for the Compliance Maintenance phase of CAP for the 2013 tax year. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP.

In January 2013, the Macau Financial Services Bureau examined the 2009 and 2010 Macau income tax returns of Palo, which is a co-holder of the land concession for the resort in Cotai. The exam resulted in no change to the tax returns.

In March 2013, the Macau Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau, S.A. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Macau Operations and its Las Vegas Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	March 31, 2013	December 31, 2012
Assets
Macau Operations	$3,400,757	$3,004,658
Las Vegas Operations	3,638,594	3,669,881
Corporate and other	496,575	602,055

	$7,535,926	$7,276,594

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues
Macau Operations	$992,065	$950,703
Las Vegas Operations	386,589	362,795

Total	$1,378,654	$1,313,498

Adjusted Property EBITDA (1)
Macau Operations	$330,711	$289,773
Las Vegas Operations	120,357	100,884

Total	451,068	390,657

Other operating costs and expenses
Pre-opening costs	452	—
Depreciation and amortization	92,518	92,405
Property charges and other	5,346	10,286
Corporate expenses and other	18,904	27,402
Equity in income from unconsolidated affiliates	200	465

Total	117,420	130,558

Operating income	333,648	260,099

Non-operating costs and expenses
Interest income	4,222	1,565
Interest expense, net of capitalized interest	(75,377)	(62,061)
Increase in swap fair value	3,144	2,284
Loss on retirement of debt	—	(4,828)
Equity in income from unconsolidated affiliates	200	465
Other	1,165	768

Total	(66,646)	(61,807)

Income before income taxes	267,002	198,292
Benefit for income taxes	5,142	117

Net income	$272,144	$198,409

(1)	“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation, which do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

18. Subsequent Events

On April 25, 2013 the Company announced a cash dividend of $1.00 per share, payable on May 23, 2013 to stockholders of record as of May 9, 2013.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their Philippine Casino Project until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months.

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

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our business strategy, development activities, competition and possible or assumed future results of operations, throughout this report and are often preceded by, followed by or include the words “may,” “will,” “should,” “would,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “continue” or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These include the risks and uncertainties in Item 1A—Risk Factors and other risk factors we describe from time to time in our periodic filings with the SEC as well as the following:

•	our dependence on Stephen A. Wynn and existing management;

•	regulatory or enforcement actions and probity investigations;

•	pending or future legal proceedings;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	uncertainties over the development and success of new gaming and resort properties;

•	new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	general global macroeconomic conditions;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	changes in U.S. laws regarding healthcare;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we operate and own a majority of Wynn Macau I Encore, which we refer to as our “Macau Operations.” In Las Vegas, Nevada, we own and operate Wynn Las Vegas | Encore, which we refer to as our “Las Vegas Operations.”

Our Resorts

The following table sets forth information about our resorts as of April 2013:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Macau Operations	1,008	275,000	490	880
Las Vegas Operations	4,748	186,000	235	2,175

Macau Operations

We operate Wynn Macau I Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 275,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 57,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaeger-LeCoultre, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Ermenegildo Zegna and others;

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

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious hotel rooms, suites and villas;

•	35 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 284,000 square feet of meeting and convention space;

•

Approximately 95,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Oscar de la Renta, Piaget, Rolex, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Future Development

We are constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on 51 acres of land in the Cotai area of Macau. We estimate the project budget to be in the range of $3.5 billion to $4.0 billion. We expect to enter into a guaranteed maximum price contract for the project in the first half of 2013. We have commenced work on the foundation and pilings and expect to open our resort in Cotai during the first half of 2016.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We have made applications for gaming licenses in both Massachusetts and Pennsylvania and have announced potential projects in each jurisdiction. In each case, the process is competitive and we do not expect to know the outcome until early 2014. Proceeding with either or both of these projects will require significant expenditure of company funds. In addition, we are exploring various international jurisdictions for expansion opportunities.

Results of Operations

The table below presents our net revenues (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues
Macau Operations	$992,065	$950,703
Las Vegas Operations	386,589	362,795

	$1,378,654	$1,313,498

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Consolidated Statement of Income is presented. Below is a discussion of the methodologies used to calculate win percentage at our resorts.

Macau

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

In our general casino in Macau, customers may purchase cash chips at either the gaming tables or, in recent quarters, increasingly at the casino cage. The cash and net markers used to purchase the cash chips at the gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in our general casino. We will cease to report an expected range for the win percentage in our general casino as chips purchased at the casino cage are excluded from table games drop and will distort our expected win percentage.

The measurements in our VIP casino and the general casino are not comparable as the general casino tracks the initial purchase of chips at the table while the measurement method in our VIP casino tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the base measurement in the general casino. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP casino when compared to the general casino.

Las Vegas

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 24%.

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

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total room revenue including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by total rooms available.

Financial results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues

Net revenues for the three months ended March 31, 2013, were comprised of $1,106.5 million in casino revenues (80.3% of total net revenues) and $272.2 million of net non-casino revenues (19.7% of total net revenues). Net revenues for the three months ended March 31, 2012, are comprised of $1,049.3 million in casino revenues (79.9% of total net revenues) and $264.2 million of net non-casino revenues (20.1% of total net revenues).

Casino revenues are primarily comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended March 31, 2013, of $1,106.5 million represents a $57.2 million (5.5%) increase from casino revenues of $1,049.3 million for the three months ended March 31, 2012.

For the three months ended March 31, 2013, our Macau Operations experienced a $38.6 million (4.3%) increase in casino revenues to $930.2 million, compared to the prior year quarter casino revenue of $891.6 million due primarily to a higher win percentage in our VIP Casino. For the three months ended March 31, 2013, our Las Vegas Operations experienced an $18.6 million (11.8%) increase in casino revenues to $176.3 million, compared to the prior year quarter due to an increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our Macau and Las Vegas Operations.

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands)
Macau Operations:
VIP Casino
VIP turnover	$28,414,118	$33,540,839	$(5,126,721)	(15.3)%
VIP win as a % of turnover	3.14%	2.59%	.55 pts	—
General Casino
Drop	$684,809	$707,376	$(22,567)	(3.2)%
Table games win %	35.5%	30.3%	5.2 pts.	—
Slot machine handle	$1,116,103	$1,456,423	$(340,320)	(23.4)%
Slot machine win	$61,389	$73,458	$(12,069)	(16.4)%
Las Vegas Operations:
Drop	$668,920	$654,521	$14,399	2.2%
Table games win %	26.7%	22.8%	3.9 pts	—
Slot machine handle	$696,594	$718,909	$(22,315)	(3.1)%
Slot machine win	$42,283	$43,002	$(719)	(1.7)%

For the three months ended March 31, 2013, room revenues were $120.5 million, an increase of $3 million (2.5%) compared to prior year quarter room revenue of $117.5 million. Room revenue at our Macau Operations decreased $1.1 million (4%) to $29 million compared to the prior year quarter room revenue of $30.1 million due to 4.2% fewer rooms available during the period resulting from hotel maintenance. Room revenue at our Las Vegas Operations increased approximately $4.1 million (4.8%) to $91.5 million compared to the prior year quarter room revenue of $87.4 million primarily due to a higher occupancy rate and ADR.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended March 31,
	2013	2012
Average Daily Rate
Macau	$315	$324
Las Vegas	258	255
Occupancy
Macau	93.8%	91.3%
Las Vegas	82.9%	79.3%
REVPAR
Macau	$296	$296
Las Vegas	214	202

Other non-casino revenues for the three months ended March 31, 2013, included food and beverage revenues of $139.7 million, retail revenues of $68.8 million, entertainment revenues of $15.2 million, and other revenues from outlets, including the spa and salon, of $17.5 million. Other non-casino revenues for the three months ended March 31, 2012, included food and beverage revenues of $135.1 million, retail revenues of $66.5 million, entertainment revenues of $21.1 million, and other revenues from outlets such as the spa and salon, of $18.3 million. Food and beverage revenues at our Macau Operations decreased $1.9 million, while food and beverage revenues at our Las Vegas Operations increased $6.5 million as compared to the prior year quarter. The increase in Las Vegas is due primarily to strong business in our restaurants and nightclubs. Retail revenues at our Macau Operations increased $2.4 million due to strong same store sales growth as well as new stores. Entertainment revenues decreased due to a Las Vegas show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the three months ended March 31, 2013, departmental expenses included casino expenses of $697.2 million, room expenses of $33.4 million, food and beverage expenses of $73.9 million, and entertainment, retail and other expenses of $40.3 million. Also included are general and administrative expenses of $94.9 million and a charge of $7 million for the provision for doubtful accounts receivable. For the three months ended March 31, 2012, departmental expenses included casino expenses of $674.7 million, room expenses of $30 million, food and beverage expenses of $70.4 million, and entertainment, retail and other expenses of $51.7 million. Also included for the three months ended March 31, 2012, are general and administrative expenses of $106 million and $18.1 million charged as a provision for doubtful accounts receivable. Casino expenses increased for the three months ended March 31, 2013, from the prior year quarter due primarily to higher gaming taxes commensurate with the increase in casino revenue at our Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Food and beverage expenses increased over the prior year quarter primarily due to additional nightclub promotional costs at our Las Vegas Operations. Entertainment, retail and other expenses decreased primarily due to a Las Vegas show that ended its run in November 2012. General and administrative expenses decreased from the prior year quarter due to higher expenses related to the share redemption and litigation with a former shareholder that were incurred during the three months ended March 31, 2012. Our provision for doubtful accounts decreased as we adjusted our reserve methodology in June 2012 based on the results of historical collection patterns and current collection trends.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2013, was $92.5 million compared to $92.4 million for the three months ended March 31, 2012.

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

Property charges and other

Property charges and other for the three months ended March 31, 2013, were $5.3 million compared to $10.3 million for the three months ended March 31, 2012. For the three months ended March 31, 2013 and March 31, 2012, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts and entertainment development costs.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $4.2 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012. During 2013 and 2012, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were primarily in money market accounts, time deposits and fixed deposits with a maturity of three months or less.

Interest expense was $75.4 million, net of capitalized interest of $1.3 million, for the three months ended March 31, 2013, compared to $62.1 million, net of capitalized interest of $0.2 million, for the three months ended March 31, 2012. Our interest expense increased compared to the prior year quarter primarily due to the issuance of the $1.94 billion Redemption Price Promissory Note (the “Redemption Note”) by Wynn Resorts, the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, and the increase in the Wynn Macau term loan offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings.

Changes in the fair value of our interest rate swaps are recorded as an increase or (decrease) in swap fair value in each period. We recorded a gain of $3.1 million for the three months ended March 31, 2013, resulting from the increase in the fair value of our interest rate swaps from December 31, 2012 to March 31, 2013. In June 2012, we terminated the Wynn Las Vegas interest rate swap for a payment of $2.4 million and the Wynn Macau interest rate swap matured. For the three months ended March 31, 2012, we recorded a gain of $2.3 million resulting from the increase in the fair value of interest rate swaps between December 31, 2011 and March 31, 2012. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

On March 12, 2012, Wynn Las Vegas entered into an eighth amendment to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). In connection with this amendment Wynn Las Vegas prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing fees of $4.8 million for the three months ended March 31, 2012.

Income Taxes

For the three months ended March 31, 2013 and 2012, we recorded a tax benefit of $5.1 million and $0.1 million, respectively. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities offset by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended March 31, 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $1.2 million.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $26.5 million and $22.4 million in such taxes during the three months ended March 31, 2013 and 2012, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In February 2013, we received notification that we had been accepted into the IRS Compliance Assurance Program (“CAP”) for the 2013 tax year and in March 2013, we received additional notification that we had been selected for the Compliance Maintenance phase of CAP for the 2013 tax year. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP.

In January 2013, the Macau Financial Services Bureau examined the 2009 and 2010 Macau income tax returns of Palo Real Estate Company Limited. The exam resulted in no change to the tax returns.

In March 2013, the Macau Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau, S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $69.2 million for the three months ended March 31, 2013, compared to $57.8 million for the three months ended March 31, 2012. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

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

The following table summarizes adjusted property EBITDA (amounts in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Notes to Condensed Consolidated Financial Statements, Note 17—“Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Three Months Ended March 31,
Adjusted Property EBITDA	2013	2012
Macau Operations	$330,711	$289,773
Las Vegas Operations	120,357	100,884

	$451,068	$390,657

For the three months ended March 31, 2013, our Macau Operations benefitted from a higher table games win percentage in the VIP Casino. For the same period, our Las Vegas Operations benefitted from stronger operating results primarily in the casino department due to an increase in our table games win percentage. Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Cash Flow from Operations

Our operating cash flows primarily consist of our operating income generated by our Macau and Las Vegas Operations (excluding depreciation and other non-cash charges), interest paid, and changes in working capital accounts such as receivables, inventories, prepaid expenses, and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers who gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail, and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the three months ended March 31, 2013, was $420.9 million compared to $338.5 million provided by operations for the three months ended March 31, 2012. Cash flow from operations increased due to increased operating income that was driven by stronger operating results in the casino department. Also benefitting operating cash flow were changes in ordinary working capital such as accounts payable and accrued expenses.

Investing Activities

Capital expenditures were approximately $58.8 million for the three months ended March 31, 2013. During the first quarter of 2013, our capital expenditures, net of construction payables and retention, included approximately $46 million of site preparation costs for our Cotai land and various renovations at our resorts. Capital expenditures for the three months ended March 31, 2012 were approximately $35.5 million and related to various renovations at our resorts.

Financing Activities

Macau Operations

As of March 31, 2013, our Wynn Macau credit facilities, as amended, (collectively the “Amended Wynn Macau Credit Facilities”) consisted of a US$750 million equivalent fully funded senior secured term loan facility (the “Wynn Macau Senior Term Loan”) and a US$1.55 billion equivalent senior secured revolving credit facility (the “Wynn Macau Senior Revolver”). Wynn Macau, S.A. also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollars and United States Dollar tranches, were used to refinance Wynn Macau’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of Wynn Cotai, and for general corporate purposes.

As of March 31, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

Wynn Resorts Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” our articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. We engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, we issued the Redemption Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

We recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, we considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. and its affiliates (see Note 15—“Commitments and Contingencies”); the outcome of ongoing investigations by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, we used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, we concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Capital Resources

At March 31, 2013 we had approximately $2.1 billion of cash and cash equivalents and $139.7 million of available for sale investments in foreign and domestic debt securities with maturities of up to two years. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. In addition, we have $59.6 million of restricted cash for Cotai related construction and development costs. Of these amounts, Wynn Macau, Limited and its subsidiaries held $1,749.7 million and $28 million in cash and available for sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on March 31, 2013, approximately one-third of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $136.5 million and $111.7 million of cash and available for sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $170.5 million.

On July 31, 2012, Wynn Macau, S.A. amended and restated its credit facilities, dated September 14, 2004 to expand the availability under the Wynn Macau, S.A. senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. Wynn Macau, S.A. also has the ability to upsize the total senior secured facilities by an additional US$200 million pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities.

As of March 31, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

We believe that cash flow from operations, availability under our bank credit facility and our existing cash balances will be adequate to satisfy our anticipated uses of capital for the remainder of 2013. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days.

We have made applications for gaming licenses in both Massachusetts and Pennsylvania and have announced potential projects in each jurisdiction. In each case, the process is competitive and we do not expect to know the outcome until early 2014. Proceeding with either or both of these projects will require significant expenditure of company funds.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2013, we had unsecured outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2013 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contains similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Amended Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Notes to Condensed

Consolidated Financial Statements, Note 15 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Wynn Las Vegas, LLC First Mortgage Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under our debt documents.

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

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under the provision of our articles of incorporation and redeemed and cancelled all of Aruze USA, Inc.’s, 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to our articles of incorporation, we issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Note, see Notes to Condensed Consolidated Financial Statements, Note 15—“Commitments and Contingencies.”

Critical Accounting Policies

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies for the three months ended March 31, 2013.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. We have adopted this update; see Notes to Condensed Consolidated Financial Statements, Note 4—“Accumulated Other Comprehensive Income.”

In July 2012, the FASB issued an accounting standards update that is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The update allows for the consideration of qualitative factors in determining whether it is necessary to perform quantitative impairment tests. The effective date for this update is for the years and interim impairment tests performed for years beginning after September 15, 2012. The adoption of this update did not have a material impact on our financial statements.

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

Wynn Macau

We currently have three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under two of the swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately US$509.4 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, we pay a fixed interest rate (excluding the applicable interest margin) of 0.6763% on notional amounts corresponding to borrowings of US$243.75 million incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.4263% to 3.1763%. This interest rate swap agreement matures in July 2017.

Interest Rate Sensitivity

As of March 31, 2013, essentially all of our debt was based on fixed rates including the notional amounts related to interest rate swaps.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, because our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Approximately 80% of our cash balances are denominated in foreign currencies, primarily the Hong Kong Dollar. Based on our balances at March 31, 2013, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $12.7 million.

As of March 31, 2013, in addition to Hong Kong dollars, Wynn Macau also holds other foreign currencies, primarily CNH (offshore renminbi).

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

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings see Note 15 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the three months ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program. On January 31, 2013 the Company announced a cash dividend of $1.00 per share, payable on February 28, 2013 to stockholders of record as of February 14, 2013. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities. On March 28, 2013, the Wynn Macau, Limited Board of Directors recommended the payment of a HK$1.24 per share dividend subject to approval by the shareholders of Wynn Macau, Limited at their annual meeting on May 16, 2013.

Issuer Purchases of Equity Securities

In February 2013, the Company repurchased a total of 20,975 shares at an average price of $117.34 per share in satisfaction of tax withholding obligations on vested restricted stock.

Item 5.	Other Information

As disclosed in prior filings of Wynn Resorts, Limited (“WRL”) and Wynn Las Vegas, LLC (“WLV”) with the SEC, pursuant to that certain Amended and Restated Agreement of Lease, dated as of March 18, 2010 and amended as of April 9, 2012 (the “Existing SW Lease”), by and between Stephen A. Wynn (“Mr. Wynn”), Chairman of the Board of Directors and Chief Executive Officer of WRL, and WLV, Mr. Wynn leases two fairway villas as Mr. Wynn’s personal residence. On May 7, 2013, Mr. Wynn and WLV entered into a 2013 Amended and Restated Agreement of Lease (the “New SW Lease”) amending and restating the Existing SW Lease, effective as of December 29, 2012, for the lease of three fairway villas (the “Villas”) as Mr. Wynn’s personal residence. The New SW Lease was approved by the Audit Committee of the Board of Directors of WRL. The term of the lease runs concurrent with the term of Mr. Wynn’s employment agreement with WRL; provided that either party may terminate on 90 days notice. The rental value of the Villas is treated as imputed income to Mr. Wynn, equal to the fair market value of the accommodations provided. Pursuant to the New SW Lease, effective as of December 29, 2012 and ending on February 28, 2015, the rental value of the Villas was established as $525,000 per year, which amount was determined based on a third-party appraisal. The rental value of the Villas will be re-determined every two years based upon an independent third-party appraisal. Certain services for, and maintenance of, the Villas are included in the rental. The New SW Lease also includes Mr. Wynn’s use of warehouse space owned by WLV. This description of the New SW Lease is qualified in its entirety by reference to the New SW Lease, a copy of which is filed herewith as Exhibit 10.2.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fifth Amended and Restated Bylaws of the Registrant, as amended. (2)

*10.1	Resignation and Release Agreement, dated March 27, 2013 between Wynn Resorts, Limited, as the Company and Marc D. Schorr, as Employee.

*10.2	2013 Amended and Restated Agreement of Lease, dated as of May 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31 2012, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statement of Stockholders’ Equity at March 31, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on December 14, 2012 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 10, 2013	By:	/s/ Matt Maddox
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)