Form 10-Q
period 2013-06-30
WYNN RESORTS LTD
filed 2013-08-09
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common stock, $0.01 par value	101,102,388

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,028,229	$1,725,219
Investment securities	146,386	138,887
Receivables, net	207,031	238,573
Inventories	70,153	63,799
Prepaid expenses and other	38,536	35,900

Total current assets	2,490,335	2,202,378
Property and equipment, net	4,760,886	4,727,899
Restricted cash and investment securities	324,269	140,334
Intangibles, net	29,243	31,297
Deferred financing costs, net	67,157	71,189
Deposits and other assets	97,344	99,227
Investment in unconsolidated affiliates	4,105	4,270

Total assets	$7,773,339	$7,276,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$208,005	$164,858
Current portion of long-term debt	1,050	1,050
Current portion of land concession obligation	28,614	27,937
Customer deposits	744,225	544,649
Gaming taxes payable	162,302	163,092
Accrued compensation and benefits	90,039	75,962
Accrued interest	78,994	100,562
Other accrued liabilities	47,829	44,244
Construction retention	2,747	3,826
Deferred income taxes, net	3,178	3,178
Income taxes payable	1,061	2,019

Total current liabilities	1,368,044	1,131,377
Long-term debt	6,010,763	5,781,770
Land concession obligation	61,648	76,186
Other long-term liabilities	125,647	137,830
Deferred income taxes, net	29,673	45,499

Total liabilities	7,595,775	7,172,662

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,070,993 and 113,730,442 shares issued; 101,102,388 and 100,866,712 shares outstanding	1,141	1,137
Treasury stock, at cost; 12,968,605 and 12,863,730 shares	(1,141,809)	(1,127,947)
Additional paid-in capital	873,874	818,821
Accumulated other comprehensive income	2,678	4,177
Retained earnings	176,088	44,775

Total Wynn Resorts, Limited stockholders’ deficit	(88,028)	(259,037)
Noncontrolling interest	265,592	362,969

Total equity	177,564	103,932

Total liabilities and stockholders’ equity	$7,773,339	$7,276,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Casino	$1,016,148	$953,390	$2,122,651	$2,002,669
Rooms	129,373	124,880	249,853	242,383
Food and beverage	169,555	161,137	309,256	296,277
Entertainment, retail and other	103,046	101,402	204,594	207,311

Gross revenues	1,418,122	1,340,809	2,886,354	2,748,640
Less: promotional allowances	(85,849)	(87,602)	(175,427)	(181,935)

Net revenues	1,332,273	1,253,207	2,710,927	2,566,705

Operating costs and expenses:
Casino	665,422	645,688	1,362,610	1,320,344
Rooms	33,984	33,265	67,374	63,249
Food and beverage	95,467	84,522	169,340	154,918
Entertainment, retail and other	42,956	46,108	83,282	97,766
General and administrative	132,381	99,777	227,290	205,727
Provision for doubtful accounts	(11,225)	(17,279)	(4,221)	785
Pre-opening costs	434	—	886	—
Depreciation and amortization	93,218	93,463	185,736	185,868
Property charges and other	5,612	3,540	10,958	13,826

Total operating costs and expenses	1,058,249	989,084	2,103,255	2,042,483

Operating income	274,024	264,123	607,672	524,222

Other income (expense):
Interest income	4,158	2,483	8,380	4,048
Interest expense, net of capitalized interest	(73,764)	(73,874)	(149,141)	(135,935)
Increase in swap fair value	13,512	2,646	16,656	4,930
Loss on retirement of debt	(26,578)	—	(26,578)	(4,828)
Equity in income from unconsolidated affiliates	391	256	591	721
Other	2,097	(1,081)	3,262	(313)

Other income (expense), net	(80,184)	(69,570)	(146,830)	(131,377)

Income before income taxes	193,840	194,553	460,842	392,845
(Provision) benefit for income taxes	(1,124)	4,740	4,018	4,857

Net income	192,716	199,293	464,860	397,702
Less: Net income attributable to noncontrolling interest	(62,931)	(61,229)	(132,112)	(119,074)

Net income attributable to Wynn Resorts, Limited	$129,785	$138,064	$332,748	$278,628

Basic and diluted income per common share:
Net income attributable to Wynn Resorts,
Limited:
Basic	$1.29	$1.38	$3.32	$2.62
Diluted	$1.28	$1.37	$3.28	$2.59
Weighted average common shares outstanding:
Basic	100,484	99,782	100,361	106,243
Diluted	101,549	101,010	101,493	107,508
Dividends declared per common share:	$1.00	$0.50	$2.00	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$192,716	$199,293	$464,860	$397,702

Other comprehensive income:
Foreign currency translation adjustments, net of tax	895	109	(1,786)	743
Unrealized (loss) gain on available-for-sale securities, net of tax	(345)	(339)	(184)	925

Total comprehensive income	193,266	199,063	462,890	399,370
Less: Comprehensive income attributable to noncontrolling interest	(63,185)	(61,210)	(131,641)	(119,486)

Comprehensive income attributable to Wynn Resorts, Limited	$130,081	$137,853	$331,249	$279,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$464,860	$397,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,736	185,868
Deferred income taxes	(5,758)	(7,409)
Stock-based compensation	29,868	7,854
Excess tax benefits from stock-based compensation	(9,891)	(1,059)
Amortization of deferred financing costs and other	8,106	12,710
Loss on retirement of debt	26,578	4,828
Provision for doubtful accounts	(4,221)	785
Property charges and other	1,727	12,976
Equity in income of unconsolidated affiliates, net of distributions	165	174
Increase in swap fair value	(16,656)	(4,930)
Increase (decrease) in cash from changes in:
Receivables, net	36,094	19,766
Inventories and prepaid expenses and other	(9,001)	3,000
Accounts payable and accrued expenses	203,199	28,557

Net cash provided by operating activities	910,806	660,822

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(189,722)	(115,341)
Purchase of corporate debt securities	(126,056)	(121,408)
Proceeds from sale or maturity of corporate debt securities	77,728	60,008
Restricted cash	99,169	—
Deposits and purchase of other assets	(6,509)	(3,568)
Proceeds from sale of assets	20,284	334

Net cash used in investing activities	(125,106)	(179,975)

Cash flows from financing activities:
Proceeds from exercise of stock options	15,137	912
Excess tax benefits from stock-based compensation	9,891	1,059
Proceeds from issuance of long-term debt	500,000	900,000
Principal payments on long-term debt	(275,405)	(597,435)
Restricted cash	(243,038)	—
Interest rate swap settlement	—	(2,368)
Payments on long-term land concession obligation	(13,784)	—
Payments of financing costs	(24,372)	(11,268)
Purchase of treasury stock	(13,862)	(847)
Dividends paid	(438,248)	(100,859)

Net cash (used in) provided by financing activities	(483,681)	189,194

Effect of exchange rate on cash	991	561

Cash and cash equivalents:
Increase in cash and cash equivalents	303,010	670,602
Balance, beginning of period	1,725,219	1,262,587

Balance, end of period	$2,028,229	$1,933,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders’ deficit	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2013	100,866,712	$1,137	$(1,127,947)	$818,821	$4,177	$44,775	$(259,037)	$362,969	$103,932

Net income	—	—	—	—	—	332,748	332,748	132,112	464,860
Currency translation adjustment	—	—	—	—	(1,291)	—	(1,291)	(495)	(1,786)
Net unrealized loss on investments	—	—	—	—	(208)	—	(208)	24	(184)
Exercise of stock options	292,951	3	—	15,134	—	—	15,137	—	15,137
Cancellation of restricted stock	(77,500)	—	—	—	—	—	—	—	—
Purchase of treasury stock	(104,875)	—	(13,862)	—	—	—	(13,862)	—	(13,862)
Issuance of restricted stock	125,100	1	—	(1)	—	—	—	—	—
Cash dividends	—	—	—	481	—	(201,435)	(200,954)	(229,611)	(430,565)
Excess tax benefits from stock-based compensation	—	—	—	10,068	—	—	10,068	—	10,068
Stock-based compensation	—	—	—	29,371	—	—	29,371	593	29,964

Balances, June 30, 2013	101,102,388	$1,141	$(1,141,809)	$873,874	$2,678	$176,088	$(88,028)	$265,592	$177,564

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

Our Macau operations consist of a resort destination casino located in the Macau Special Administrative Region of the People’s Republic of China featuring two luxury hotel towers with a total of 1,008 spacious guest rooms and suites, approximately 275,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 57,000 square feet of retail space, recreation and leisure facilities, including two health clubs and spas and a pool.

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock.

Our Las Vegas operations feature two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas, approximately 186,000 square feet of casino space, 35 food and beverage outlets featuring signature chefs, an on-site 18-hole golf course, approximately 284,000 square feet of meeting and convention space, a Ferrari and Maserati dealership, approximately 96,000 square feet of retail space as well as two showrooms; three nightclubs and a beach club.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2013, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1,036.2 million and $969.2 million at June 30, 2013 and December 31, 2012, respectively, were invested in time deposits, money market accounts and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $992 million and $756 million as of June 30, 2013 and December 31, 2012, respectively.

Restricted Cash and Investment Securities

Restricted cash balances totaled approximately $243 million and $99.2 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the Company’s restricted cash consists of funds held for the purpose of redeeming, in November 2013, the portion of the Wynn Las Vegas 7 7/8% First Mortgage Notes due 2017 that were not tendered in May 2013 in the cash tender offer (the “tender offer”). For more information on the Wynn Las Vegas tender offer, see Note 9 – “Long-Term Debt”. At December 31, 2012, the Company’s restricted cash consisted of certain proceeds of the Company’s financing activities that were restricted by the agreements governing the Company’s debt instruments for the payment of certain Cotai related construction and development costs.

Investment securities consist of short-term and long-term investments in domestic and foreign corporate debt securities and commercial paper. The Company’s investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity or available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s current investments are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At June 30, 2013 and December 31, 2012, approximately 83% and 84%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible or after two years, whichever period is shorter. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. During the quarter ended June 30, 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income by $14.9 million and net income attributable to Wynn Resorts, Limited by $12 million (or $0.12 per share on a fully diluted basis for the three and six months ended June 30, 2013). This change in estimate was the primary factor that resulted in an $11.2 million credit to the provision for doubtful accounts for the quarter ended June 30, 2013.

During the quarter ended June 30, 2012, the Company recorded a similar adjustment which benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.23 per share and $0.22 per share on a fully diluted basis for the three and six months ended June 30, 2012, respectively). This change in estimate was the primary factor that resulted in a $17.3 million credit to the provision for doubtful accounts for the quarter ended June 30, 2012.

Inventories

Inventories consist of retail, food and beverage items, which are stated at the lower of cost or market value, and certain operating supplies. Cost is determined by the first-in, first-out, average and specific identification methods.

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. On February 18, 2012, the Company issued a subordinated Redemption Price Promissory Note (the “Redemption Note”) with a principal amount of approximately $1.94 billion in redemption of all of the shares of Wynn Resorts’ common stock held by Aruze USA, Inc.

The Company recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. and its affiliates (see Note 15 – “Commitments and Contingencies”); the outcome of on-going investigations by the Nevada Gaming Control Board and/or other governmental regulatory agencies; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate. For more information on the redemption and ongoing litigation, please see Note 15 – “Commitments and Contingencies.”

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rooms	$12,173	$12,804	$25,229	$26,198
Food and beverage	25,829	25,689	53,593	54,083
Entertainment, retail and other	3,086	3,977	6,644	8,695

	$41,088	$42,470	$85,466	$88,976

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $462 million and $443.1 million for the three months ended June 30, 2013 and 2012, respectively. These taxes totaled approximately $943.2 million and $907.6 million for the six months ended June 30, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. For the three months ended June 30, 2013 and 2012, advertising costs totaled approximately $6.1 million and $6.6 million, respectively. These costs totaled approximately $12.4 million and $11.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table presents assets (liabilities) carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of June 30, 2013
Cash equivalents	$1,036,230	$215,420	$820,810	$—
Restricted cash and available-for-sale securities	$470,655	$243,038	$227,617	$—
Redemption Price Promissory Note	$(1,936,443)	$—	$(1,936,443)	$—
Interest rate swaps	$12,725	$—	$12,725	$—

As of December 31, 2012
Cash equivalents	$969,166	$80,434	$888,732	$—
Restricted cash and available-for-sale securities	$279,221	$—	$279,221	$—
Redemption Price Promissory Note	$(1,936,443)	$—	$(1,936,443)	$—
Interest rate swaps	$(3,938)	$—	$(3,938)	$—

As of June 30, 2013 and December 31, 2012, approximately 60% and 77% of the Company’s cash equivalents categorized as Level 2 were deposits held in foreign currencies, respectively.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact, if any, of adopting this statement on its condensed consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this update; see Note 4 – “Accumulated Other Comprehensive Income.”

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

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company includes stock options and nonvested stock. For the six months ended June 30, 2013, basic and diluted EPS was based on 100.4 million shares and 101.5 million shares, respectively, compared to 106.2 million shares and 107.5 million shares for basic and diluted EPS, respectively, for the six months ended June 30, 2012. The decrease was largely due to the redemption of Aruze USA, Inc.’s 24.5 million shares on February 18, 2012, as described in Note 15 – “Commitments and Contingencies.”

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding (used in calculation of basic earnings per share)	100,484	99,782	100,361	106,243
Potential dilution from the assumed exercise of stock options and nonvested stock	1,065	1,228	1,132	1,265

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	101,549	101,010	101,493	107,508

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	603	689	603	535

Net income attributable to Wynn Resorts, Ltd.	$129,785	$138,064	$332,748	$278,628

Net income attributable to Wynn Resorts, Ltd. per common share, basic	$1.29	$1.38	$3.32	$2.62

Net income attributable to Wynn Resorts, Ltd. per common share, diluted	$1.28	$1.37	$3.28	$2.59

4.	Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in Accumulated other comprehensive income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized loss on securities	Accumulated other comprehensive income
December 31, 2012	$4,396	$(219)	$4,177

Current period other comprehensive loss	(767)	(193)	(960)
Amounts reclassified from accumulated other comprehensive income	(524)	(15)	(539)

Net current-period other comprehensive loss	(1,291)	(208)	(1,499)

June 30, 2013	$3,105	$(427)	$2,678

5.	Supplemental Disclosure of Cash Flow Information

Interest paid for the six months ended June 30, 2013 and 2012 totaled approximately $164 million and $100 million, respectively. The increase in interest paid during the six months ended June 30, 2013 is due to the issuance of the Redemption Note and other indebtedness incurred during 2012. Capitalized interest was $3.4 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013, capital expenditures included an increase of $24.9 million in construction payables and retention. For the six months ended June 30, 2012, there were no changes in construction payables and retention included in capital expenditures.

In February 2012, the Company redeemed and cancelled 24,549,222 shares of common stock from a former stockholder and related party with the issuance of the $1.94 billion Redemption Note due in 2022. For details of this transaction see Note 9 – “Long-Term Debt” and Note 15 – “Commitments and Contingencies.”

6.	Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
June 30, 2013
Domestic and foreign corporate bonds	$201,140	$49	$(541)	$200,648
Commercial paper	26,952	19	(2)	26,969

	$228,092	$68	$(543)	$227,617

December 31, 2012
Domestic and foreign corporate bonds	$161,631	$94	$(369)	$161,356
Commercial paper	18,704	4	(5)	18,703

	$180,335	$98	$(374)	$180,059

For investments with unrealized losses as of June 30, 2013 and December 31, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

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

The amortized cost and estimated fair value of these investment securities at June 30, 2013, by contractual maturity, are as follows (amounts in thousands):

	Amortized cost	Fair value
Available-for-sale securities:
Due in one year or less	$146,554	$146,386
Due after one year through two years	81,538	81,231

	$228,092	$227,617

7.	Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Casino	$232,667	$275,302
Hotel	16,947	18,227
Retail leases and other	47,248	47,257

	296,862	340,786
Less: allowance for doubtful accounts	(89,831)	(102,213)

	$207,031	$238,573

8.	Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
Land and improvements	$732,209	$732,209
Buildings and improvements	3,850,755	3,837,215
Airplanes	135,040	135,392
Furniture, fixtures and equipment	1,655,472	1,646,506
Leasehold interests in land	316,438	316,658
Construction in progress	283,076	110,490

	6,972,990	6,778,470
Less: accumulated depreciation	(2,212,104)	(2,050,571)

	$4,760,886	$4,727,899

9.	Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $3,041 at June 30, 2013 and $7,384 at December 31, 2012	$222,254	$492,616
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,550 at June 30, 2013 and $1,632 at December 31, 2012	350,460	350,378
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Wynn Las Vegas Senior Notes, due May 30, 2023	500,000	—
Wynn Macau Senior Term Loan Facilities (as amended July 2012), due July 31, 2017 and July 31, 2018: interest at LIBOR or HIBOR plus 1.75%-2.50%, net of original issue discount of $3,401 at June 30, 2013 and $3,737 at December 31, 2012	749,406	749,433
Wynn Macau Senior Revolving Credit Facilities, (as amended July 2012) due July 31, 2017; interest at LIBOR or HIBOR plus 1.75%-2.50%	—	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	33,250	33,950

	6,011,813	5,782,820
Current portion of long-term debt	(1,050)	(1,050)

	$6,010,763	$5,781,770

Wynn Las Vegas First Mortgage Notes

On May 15, 2013, Wynn Las Vegas, LLC (“Wynn Las Vegas”), an indirect wholly owned subsidiary of Wynn Resorts, Limited, commenced a cash tender offer (the “tender offer”) for any and all of the outstanding $500 million aggregate principal amount of the 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”) of Wynn Las Vegas and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together with Wynn Las Vegas, the “Issuers”), and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Income. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, the Company expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million that are included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Income.

Wynn Las Vegas 2023 Notes

Separately, on May 22, 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the

“2023 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, may use any remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before February 28, 2023 will be equal to the greater of (a) 100% of the principal amount of the 2023 Notes to be redeemed or (b) a “make-whole” amount described in the 2023 Indenture, plus in either case accrued and unpaid interest to, but not including, the redemption date. The redemption price for the 2023 Notes that are redeemed on or after February 28, 2023 will be equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest to but not including the repurchase date. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”), 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes”) and 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes” and, together with the 7 7/8% 2020 Notes and 7 3/4% 2020 Notes, the “Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer (the “Guarantors”). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors’ existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers’ and the Guarantor’s ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

Events of default under the 2023 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2023 Notes; default in payment when due of the principal of, or premium, if any, on the 2023 Notes; failure to comply with certain covenants in the 2023 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2023 Notes then outstanding will become due and payable immediately without further action or notice.

The 2023 Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2023 Notes have not been and will not be registered under the Securities Act of 1933 or under any state securities laws. Therefore, the 2023 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

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

The Company has recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. and its affiliates (see Note 15 – “Commitments and Contingencies”); the outcome of ongoing investigations by the Nevada Gaming Control Board and/or other governmental regulatory agencies; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, the Company used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, the Company concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze USA, Inc.’s parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporation) (collectively, the “Okada Parties”) have challenged the redemption of Aruze USA, Inc.’s shares and the Company is currently involved in litigation with those parties as well as related shareholder derivative litigation. On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”)) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the redemption action and counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by the Company on the Redemption Note. The Company is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account. On February 14, 2013, the Company issued a check to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payment due on the Redemption Note at that time. However, as of the date of this report, the check remains uncashed as the Okada Parties have not proposed a form of escrow agreement to the Company, as contemplated by the court’s order.

As further discussed in Note 15 – “Commitments and Contingencies”, on June 19, 2012, Elaine Wynn responded to the counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The indentures governing the Existing Notes (other than the 5 3/8% First Mortgage Notes due 2022) and the 2023 Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase.

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

Wynn Macau Credit Facilities

On July 31, 2012, Wynn Macau, S.A. amended and restated its credit facilities, dated September 14, 2004 to expand the availability under the Wynn Macau S.A. senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility. As of June 30, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

On July 30, 2013, Wynn Macau, S.A. exercised its option to increase the senior term loan facility by US$200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The US$200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Cotai related construction and development costs. The additional US$200 million equivalent will mature on July 31, 2018 and will bear interest at HIBOR plus a margin between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

Debt Covenant Compliance

As of June 30, 2013, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes and senior notes was approximately $3.3 billion and $3.1 billion at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s outstanding first mortgage notes and senior notes, based on recent trades (using Level 2 inputs), was approximately $3.5 billion and $3.4 billion at June 30, 2013 and December 31, 2012, respectively. The net book value of the Company’s other debt instruments, excluding the Redemption Note, was approximately $782.7 million and $783.4 million at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s other debt instruments was approximately $767.2 million and $760.8 million at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Redemption Note (using Level 2 inputs) was approximately $1.94 billion at both June 30, 2013 and December 31, 2012.

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

The Company utilized Level 2 inputs as described in Note 2 – “Summary of Significant Accounting Policies” to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of June 30, 2013, the interest rate swaps were recorded as an asset of $12.7 million and included in deposits and other assets. As of December 31, 2012, the interest rate swaps were recorded as a liability of $3.9 million and included in other long-term liabilities.

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

Share Redemption of a Former Related Party

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to the articles of incorporation, the Company issued the Redemption Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Okada Parties have challenged the redemption of Aruze USA, Inc.’s shares and the Company is currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2013 and December 31, 2012, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $1.1 million and $1 million, respectively.

Villa Suite Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “Prior SW Lease”) for a villa suite to serve as Mr. Wynn’s personal residence. The Prior SW Lease amended and restated a previous lease. The Prior SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the Prior SW Lease commenced as of March 1, 2010 and ran concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party could terminate on 90 days notice. Pursuant to the Prior SW Lease, the rental value of the villa suite is treated as imputed income to Mr. Wynn, and was equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the Prior SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value was $440,000 per year. On May 7, 2013, Wynn Las Vegas entered into a 2013 Amended and Restated Agreement of Lease (the “Existing SW Lease”), effective December 29, 2012, to include an expansion of the villa and to adjust the rental value accordingly to $525,000 per year based on the current fair market value as established by the Audit Committee of the Company with the assistance of an independent third-party appraisal. The rental value for the villa suite will be re-determined every two years during the term of the Existing SW Lease by the Audit Committee. Certain services for, and maintenance of, the villa suite are included in the rental.

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

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and six months ended June 30, 2013 were $5.6 million and $11 million, respectively, which includes miscellaneous renovations and abandonments at our resorts, entertainment development costs and fees paid in connection with the termination of a contract. Property charges and other for the three and six months ended June 30, 2012 were $3.5 million and $13.8 million respectively.

13.	Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $62.9 million and $61.2 million for the three months ended June 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interest was $132.1 million and $119.1 million for the six months ended June 30, 2013 and 2012, respectively.

14.	Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Casino	$1,923	$1,720	$3,736	$950
Rooms	218	98	438	200
Food and beverage	292	28	591	55
Entertainment, retail and other	109	—	226	14
General and administrative	26,204	3,360	24,877	6,635

Total stock-based compensation expense	28,746	5,206	29,868	7,854
Total stock-based compensation capitalized	48	47	96	97

Total stock-based compensation costs	$28,794	$5,253	$29,964	$7,951

For the three months ended June 30, 2013, the Company recorded a charge, in accordance with applicable accounting standards, of approximately $23 million due to the retirement of the Company’s former chief operating officer and the related accelerated vesting of shares previously granted to him.

For the six months ended June 30, 2012, the Company reversed stock-based compensation expense allocated to casino operations related to stock options and restricted stock granted in 2008 with an approximate 8 year cliff vest provision that were forfeited during the first quarter of 2012.

15.	Commitments and Contingencies

Wynn Macau

Cotai Development and Land Concession Contract

In September 2011, Palo Real Estate Company Limited (“Palo”) and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of June 30, 2013 and December 31, 2012, the Company has recorded this obligation and related asset with $28.6 million and $27.9 million included as a current liability, respectively and $61.6 million and $76.2 million, respectively, included as a long-term liability. The Company is also required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

The Company is constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on this land. The Company estimates the project budget to be approximately $4 billion and anticipates opening the resort in the first half of 2016. In February 2013, the Company started pre-foundation work and continues to remain on pace with the construction schedule.

On July 29, 2013, Wynn Resorts Macau S.A., Palo and Leighton Contractors (Asia) Limited (as the general contractor) entered into a supplemental agreement concerning the construction of Wynn Macau Limited’s Cotai project and confirming, among other things, the guaranteed maximum price for the construction works undertaken by the general contractor (the “Contractor Works”). The July 29, 2013 agreement supplements the agreement between the same parties dated November 9, 2012 (both agreements collectively the “Cotai Construction Agreement”). The scope of the Contractor Works under the Cotai Construction Agreement includes construction, project management, substructure, structural, design and architectural works, facades, exterior finishes, certain interior finishes, mechanical, electrical and plumbing installations, external landscaping work, underground drainage and utilities service works. The general contractor must complete the Contractor Works in accordance with the detailed terms of the Cotai Construction Agreement in good faith and by furnishing its best skill and judgment. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of approximately HK$20 billion (approximately US$2.57 billion). An early completion bonus which has been factored in the guaranteed maximum price for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the Cotai Construction Agreement. Both the contract time and guaranteed maximum price are subject to further adjustment under certain conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

Litigation

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008, whereby APC was engaged to raise equity capital for a specific investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The matter is proceeding in arbitration. An arbitrator has been selected, and the parties are beginning the discovery process. The arbitration has been set for April 2014. Management believes that APC’s claims against the Company are without merit, and the Company intends to continue to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by the Okada Parties. The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts, refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that each of the Okada Parties is an “unsuitable person” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, and on February 24, 2012, he was removed from the Board of Directors of Wynn Macau, Limited. On February 22, 2013, Mr. Okada was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013.

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

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze, USA, Inc.

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

On June 19, 2012, Elaine Wynn responded to the Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The indentures governing the Existing Notes (other than the 5 3/8% First Mortgage Notes due 2022) and the 2023 Notes (the “Indentures”) provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase.

The Company’s Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn

Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s Complaint. On April 22, 2013, the Company filed a second amended complaint. On June 12, 2013, the Okada Parties filed a request to file a third amended counterclaim, but the amended pleading has not yet been filed. The parties had been engaged in discovery at the time the court entered the Stay (defined and discussed below). Therefore, although the court previously set a timetable for all discovery, pre-trial and trial deadlines, with a five-week jury trial scheduled to commence in April 2014, this schedule may change due to the Stay.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”)) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the Redemption Action and Counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by the Company on the Redemption Note. The Company is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account. On February 14, 2013, the Company issued a check to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payment due on the Redemption Note at that time. However, as of the date of this report, the check remains uncashed as the Okada Parties have not proposed a form of escrow agreement to the Company, as contemplated by the court’s order.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct – that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct – that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their Philippine Casino Project until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”).

On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States Government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On August 2, 2013, the court stayed discovery in the indemnification action related to the government investigations (consistent with the Stay in the Redemption Action), and ordered that all other discovery be conducted within ninety (90) days. The court did not set a trial date; rather set the matter for a status check on January 10, 2014.

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

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel (the “Wynn Parties”), alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. The Okada Japan Parties filed their opposition, and the Wynn Parties’ reply memorandum is due on August 15, 2013. A formal hearing has been set for September 2, 2013, and the court is expected to set a date for its ruling during this hearing. The Wynn Parties are vigorously defending against the claims asserted against them in this matter.

Motion for Preliminary Injunction:

On August 31, 2012, Aruze USA, Inc. filed a motion for preliminary injunction with the Nevada state court. The motion sought an order that would prohibit Wynn Resorts from barring or preventing Aruze USA, Inc. from exercising rights as a stockholder at its 2012 Annual Meeting. On October 2, 2012, the Nevada state court denied Aruze USA, Inc.’s motion for preliminary injunction. On October 19, 2012, Aruze USA, Inc. filed a notice of appeal with the Nevada Supreme Court. The appeal was assigned to the Nevada Supreme Court’s mediation program, which determined that mediation would not be fruitful. The matter was therefore back before the Nevada Supreme Court. On June 10, 2013, the Okada Parties requested that the appeal be dismissed and thereafter the parties stipulated to dismiss the appeal.

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

On June 14, 2013, Mr. Okada filed a motion for partial summary judgment that he was entitled to advancement of his expenses incurred in the various proceedings and investigations. Mr. Okada also filed a special motion to dismiss, arguing that the Company’s counterclaims seek to infringe upon Mr. Okada’s right to petition the court, and constitute a strategic lawsuit against public policy (“S.L.A.P.P.”). The Company’s counterclaims seek only to enforce Wynn Resorts’ contractual right to indemnity under Article VII, Section 4 of the Company’s Articles. At a hearing on August 1, 2013, the court denied both motions.

Related Investigations and Derivative Litigation

Various Investigations:

On February 8, 2012, following the initiation of Mr. Okada’s books and records action (described above) regarding Wynn Macau’s donation to the University of Macau Development Foundation, the Company received a letter from the Salt Lake Regional Office of the SEC (the “Office”) requesting that, in connection with an informal inquiry by the SEC, the Company preserve information relating to the donation to the University of Macau, any donations by the Company to any other educational charitable institutions, including the University of Macau Development Foundation, and the Company’s casino or concession gaming licenses or renewals in Macau. The Company fully cooperated with the Salt Lake Regional Office staff. On July 2, 2013, the Company received a letter from the Office stating that the investigation had been completed with the Office not intending to recommend any enforcement action against the Company by the SEC.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiff’s filed their amended complaint. The Company and the directors filed their motion to dismiss on May 23, 2013. The Plaintiffs’ opposition was filed on July 8, 2013, and the Company and directors’ reply will be due on or before August 7, 2013.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time.

16.	Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded a tax expense of $1.1 million and a tax benefit of $4.7 million, respectively. The Company’s income tax expense is primarily related to U.S. tax provision on foreign passive income, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. For the six months ended June 30, 2013 and 2012, the Company recorded a tax benefit of $4 million and $4.9 million, respectively. The Company’s income tax benefit is primarily related to a decrease in deferred tax liabilities offset by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2013 and 2012, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $10.1 million and $1.1 million, respectively.

Wynn Macau, S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $24.2 million in such taxes during each of the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, the Company was exempted from the payment of such taxes totaling $50.7 million and $46.6 million, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

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

In January 2013, the Financial Services Bureau of the Government of the Macau Special Administrative Region (the “Financial Services Bureau”) examined the 2009 and 2010 Macau income tax returns of Palo, which is a co-holder of the land concession for the resort in Cotai. The exam resulted in no change to the tax returns.

In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau, S.A. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

In May 2013, the Company received notification that the IRS completed its examination of the Company’s 2011 U.S. income tax return and had no changes.

17.	Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Macau Operations and its Las Vegas Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	June 30, 2013	December 31, 2012

Assets
Macau Operations	$2,881,592	$3,004,658
Las Vegas Operations	3,855,504	3,669,881
Corporate and other	1,036,243	602,055

	$7,773,339	$7,276,594

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues
Macau Operations	$930,891	$907,641	$1,922,956	$1,858,344
Las Vegas Operations	401,382	345,566	787,971	708,361

Total	$1,332,273	$1,253,207	$2,710,927	$2,566,705

Adjusted Property EBITDA (1)
Macau Operations	$290,088	$302,210	$620,799	$591,983
Las Vegas Operations	135,657	81,919	256,014	182,803

Total	425,745	384,129	876,813	774,786

Other operating costs and expenses
Pre-opening costs	434	—	886	—
Depreciation and amortization	93,218	93,463	185,736	185,868
Property charges and other	5,612	3,540	10,958	13,826
Corporate expenses and other	52,066	22,747	70,970	50,149
Equity in income from unconsolidated affiliates	391	256	591	721

Total	151,721	120,006	269,141	250,564

Operating income	274,024	264,123	607,672	524,222

Non-operating costs and expenses
Interest income	4,158	2,483	8,380	4,048
Interest expense, net of capitalized interest	(73,764)	(73,874)	(149,141)	(135,935)
Increase in swap fair value	13,512	2,646	16,656	4,930
Loss on retirement of debt	(26,578)	—	(26,578)	(4,828)
Equity in income from unconsolidated affiliates	391	256	591	721
Other	2,097	(1,081)	3,262	(313)

Total	(80,184)	(69,570)	(146,830)	(131,377)

Income before income taxes	193,840	194,553	460,842	392,845
(Provision) benefit for income taxes	(1,124)	4,740	4,018	4,857

Net income	$192,716	$199,293	$464,860	$397,702

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

On July 29, 2013 the Company announced a cash dividend of $1.00 per share, payable on August 26, 2013 to stockholders of record as of August 12, 2013.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These include the risks and uncertainties in Item 1A – Risk Factors and other risk factors we describe from time to time in our periodic filings with the SEC as well as the following:

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we operate and own a majority of Wynn Macau | Encore, which we refer to as our “Macau Operations.” In Las Vegas, Nevada, we own and operate Wynn Las Vegas | Encore, which we refer to as our “Las Vegas Operations.”

Our Resorts

The following table sets forth information about our resorts as of July 2013:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Macau Operations	1,008	275,000	490	880
Las Vegas Operations	4,748	186,000	235	1,935

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 275,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious guest rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 57,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaeger-LeCoultre, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Ermenegildo Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a salon and a pool; and

•	Lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Las Vegas Operations

Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip and 5 acres adjacent to the golf course on which an office building is located. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking.

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas;

•	35 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

•	Approximately 284,000 square feet of meeting and convention space;

•

Approximately 96,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Future Development

We are constructing a full scale integrated resort containing a casino, luxury hotel, convention, retail, entertainment and food and beverage offerings on 51 acres of land in the Cotai area of Macau. We estimate the project budget to be approximately $4 billion and anticipate opening the resort in the first half of 2016. In February 2013, we started pre-foundation work and continue to remain on pace with the construction schedule.

On July 29, 2013, Wynn Resorts Macau S.A., Palo and Leighton Contractors (Asia) Limited (as the general contractor) entered into a supplemental agreement concerning the construction of Wynn Macau Limited’s Cotai project and confirming, among other things, the guaranteed maximum price for the construction works undertaken by the general contractor (the “Contractor Works”). The July 29, 2013 agreement supplements the agreement between the same parties dated November 9, 2012 (both agreements collectively the “Cotai Construction Agreement”). The scope of the Contractor Works under the Cotai Construction Agreement includes construction, project management, substructure, structural, design and architectural works, facades, exterior finishes, certain interior finishes, mechanical, electrical and plumbing installations, external landscaping work, underground drainage and utilities service works. The general contractor must complete the Contractor Works in accordance with the detailed terms of the Cotai Construction Agreement in good faith and by furnishing its best skill and judgment. The general contractor is obligated to substantially complete the project in the first half of

2016 for a guaranteed maximum price of approximately HK$20 billion (approximately US$2.57 billion). An early completion bonus which has been factored in the guaranteed maximum price for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the Cotai Construction Agreement. Both the contract time and guaranteed maximum price are subject to further adjustment under certain conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We have made applications for gaming licenses in both Massachusetts and Pennsylvania and have announced potential projects in each jurisdiction. In each case, the process is competitive and we do not expect to know the outcome until 2014. Proceeding with either or both of these projects will require significant expenditure of Company funds. In addition, we are exploring various international jurisdictions for expansion opportunities.

Results of Operations

The table below presents our net revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues
Macau Operations	$930,891	$907,641	$1,922,956	$1,858,344
Las Vegas Operations	401,382	345,566	787,971	708,361

	$1,332,273	$1,253,207	$2,710,927	$2,566,705

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

Macau Operations

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

In our general casino in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage. The cash and net markers used to purchase the cash chips at the gaming tables are deposited in the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in our general casino. We do not report an expected range for the win percentage in our general casino as chips purchased at the casino cage are excluded from table games drop and distort our expected win percentage. With increased purchases at the casino cage, we believe the relevant indicator of volumes in the mass market segment should be table games win.

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

Las Vegas Operations

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 24%.

Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing rolling chip wagers within our Macau Operations’ VIP program.

•	Rolling chips are identifiable chips that are used to track turnover for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenue.

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

Financial results for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenues

Net revenues for the three months ended June 30, 2013, were comprised of $1,016.2 million in casino revenues (76.3% of total net revenues) and $316.1 million of net non-casino revenues (23.7% of total net revenues). Net revenues for the three months ended June 30, 2012, were comprised of $953.4 million in casino revenues (76.1% of total net revenues) and $299.8 million of net non-casino revenues (23.9% of total net revenues).

Casino revenues are primarily comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended June 30, 2013, of $1,016.2 million represents a $62.8 million (6.6%) increase from casino revenues of $953.4 million for the three months ended June 30, 2012.

For the three months ended June 30, 2013, our Macau Operations experienced an $18.8 million (2.2%) increase in casino revenues to $873.6 million, compared to the prior year quarter casino revenue of $854.8 million due primarily to stronger table games profits in our general casino and a higher table games win percentage in our VIP Casino. For the three months ended June 30, 2013, our Las Vegas Operations experienced a $44 million (44.7%) increase in casino revenues to $142.6 million, compared to the prior year quarter casino revenue of $98.6 million due to a significant increase in table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our Macau and Las Vegas Operations.

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per unit per day amounts)
Macau Operations:
VIP Casino
VIP turnover	$29,869,181	$30,348,654	$(479,473)	(1.6)%
VIP win as a % of turnover	2.94%	2.79%	0.15pts	—

General Casino
Drop (1)	$626,581	$671,825	$(45,244)	(6.7)%
Table games win	$217,049	$200,012	$17,037	8.5%
Table games win % (1)	34.6%	29.8%	4.8pts	—
Table games win per unit per day	$11,671	$10,963	$708	6.5%

Slot machine handle	$1,171,288	$1,170,654	$634	0.1%
Slot machine win	$57,808	$63,424	$(5,616)	(8.9)%
Slot machine win per unit per day	$731	$752	$(21)	(2.9)%

Las Vegas Operations:
Drop	$548,021	$575,560	$(27,539)	(4.8)%
Table games win	$117,782	$86,485	$31,297	36.2%
Table games win %	21.5%	15.0%	6.5pts	—
Table games win per unit per day	$5,548	$4,384	$1,164	26.6%

Slot machine handle	$712,603	$707,840	$4,763	0.7%
Slot machine win	$44,689	$40,484	$4,205	10.4%
Slot machine win per unit per day	$231	$186	$45	24.2%

(1)	Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

For the three months ended June 30, 2013, room revenues were $129.4 million, an increase of $4.5 million (3.6%) compared to prior year quarter room revenue of $124.9 million. Room revenue at our Macau Operations increased $0.1 million (0.3%) to $28.8 million compared to the prior year quarter room revenue of $28.7 million. During the second quarter of 2013, we began a renovation of the approximately 600 guest rooms in the original Wynn Macau tower, contributing to an approximate 5% reduction in the number of available room-nights compared to the second quarter of 2012. We expect to complete the guest room renovation by the end of 2013. Room revenue at our Las Vegas Operations increased approximately $4.4 million (4.6%) to $100.6 million compared to the prior year quarter room revenue of $96.2 million. In Las Vegas, during the three months ended June 30, 2013, we experienced an increase in room rates compared to the three months ended June 30, 2012, but this increase was accompanied by a small decrease in occupancy rate of 0.7 percentage points. ADR at our Las Vegas Operations has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended June 30,
	2013	2012
Average Daily Rate
Macau Operations	$314	$317
Las Vegas Operations	268	254
Occupancy
Macau Operations	95.5%	90.0%
Las Vegas Operations	86.9%	87.6%
REVPAR
Macau Operations	$300	$286
Las Vegas Operations	233	222

Other non-casino revenues for the three months ended June 30, 2013, included food and beverage revenues of $169.6 million, retail revenues of $67.9 million, entertainment revenues of $14.7 million, and other revenues from outlets, including the spa and salon, of $20.4 million. Other non-casino revenues for the three months ended June 30, 2012, included food and beverage revenues of $161.1 million, retail revenues of $63 million, entertainment revenues of $18.1 million, and other revenues from outlets such as the spa and salon, of $20.3 million. Food and beverage revenues at our Macau Operations increased $0.3 million, while food and beverage revenues at our Las Vegas Operations increased $8.2 million as compared to the prior year quarter. The increase in Las Vegas is due primarily to strong business in our restaurants and nightclubs. Retail revenues at our Macau Operations increased $3.7 million due to strong same store sales growth as well as new stores. Entertainment revenues decreased $3.4 million from the prior year quarter due to a Las Vegas show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the three months ended June 30, 2013, departmental expenses included casino expenses of $665.4 million, room expenses of $34 million, food and beverage expenses of $95.5 million, and entertainment, retail and other expenses of $43 million. Also included are general and administrative expenses of $132.4 million and a credit of $11.2 million for the provision for doubtful accounts receivable. For the three months ended June 30, 2012, departmental expenses included casino expenses of $645.7 million, room expenses of $33.3 million, food and beverage expenses of $84.5 million, and entertainment, retail and other expenses of $46.1 million. Also included for the three months ended June 30, 2012, are general and administrative expenses of $99.8 million and a credit of $17.3 million for the provision for doubtful accounts receivable. Casino expenses increased for the three months ended June 30, 2013, from the prior year quarter primarily due to higher gaming taxes commensurate with the increase in casino revenue at our Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Food and beverage expenses increased over the prior year quarter primarily due to additional nightclub promotional costs at our Las Vegas Operations. Entertainment, retail and other expenses decreased primarily due to a Las Vegas show that ended its run in November 2012. General and administrative expenses increased from the prior year quarter due to higher stock-based compensation expense related to the accelerated vesting of a restricted stock award that was previously granted to our former chief operating officer and increased development costs. During both the quarters ended June 30, 2013 and 2012, we recorded adjustments of $14.9 million and $30.9 million, respectively to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. These adjustments were the primary factors that resulted in an $11.2 million and $17.3 million credit to the provision for doubtful accounts for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2013, was $93.2 million compared to $93.5 million for the three months ended June 30, 2012.

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

Property charges and other

Property charges and other for the three months ended June 30, 2013, were $5.6 million compared to $3.5 million for the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, property charges and other related primarily to a contract termination fee, miscellaneous renovations and abandonments at our resorts and entertainment development costs.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $4.2 million for the three months ended June 30, 2013, compared to $2.5 million for the three months ended June 30, 2012. During 2013 and 2012, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were primarily in money market accounts, time deposits and fixed deposits with a maturity of three months or less.

Interest expense was $73.8 million, net of capitalized interest of $2.1 million, for the three months ended June 30, 2013, compared to $73.9 million, net of capitalized interest of $0.3 million, for the three months ended June 30, 2012. Capitalized interest increased due to the construction costs of our Cotai project. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to the Cotai project.

Changes in the fair value of our interest rate swaps are recorded as an increase or (decrease) in swap fair value in each period. We recorded a gain of $13.5 million for the three months ended June 30, 2013, resulting from the increase in the fair value of our interest rate swaps during the period. For the three months ended June 30, 2012, we recorded a gain of $2.6 million resulting from the increase in the fair value of interest rate swaps during the three months ended June 30, 2012. In addition, in June 2012, we terminated an interest rate swap agreement that was used to hedge a portion of the underlying interest rate risk on borrowings under the then existing Wynn Las Vegas Credit Agreement for a payment of $2.4 million, and an interest rate swap agreement that was used to hedge a portion of the underlying interest rate risk on borrowings under the then existing Wynn Macau credit facilities matured. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

On May 22, 2013, Wynn Las Vegas completed the purchase of $274.7 million of the $500 million aggregate principal amount of the Wynn Las Vegas 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”) pursuant to a tender offer for any and all of the 2017 Notes. In connection with this tender offer, Wynn Las Vegas paid

$19.6 million in consideration to holders who tendered their notes. Additionally, Wynn Las Vegas expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. In accordance with the applicable accounting standards, we recorded these expenses and charges as a loss on retirement of debt totaling $26.6 million.

Income Taxes

For the three months ended June 30, 2013 and 2012, we recorded a tax expense of $1.1 million and a tax benefit of $4.7 million, respectively. Our income tax expense is primarily related to U.S. tax provision on foreign passive income, foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended June 30, 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $8.9 million.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $24.2 million in such taxes during both the three months ended June 30, 2013 and 2012. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

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

In January 2013, the Financial Services Bureau of the Government of the Macau Special Administrative Region (the “Financial Services Bureau”) examined the 2009 and 2010 Macau income tax returns of Palo Real Estate Company Limited. The exam resulted in no change to the tax returns.

In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau, S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

In May 2013, the Company received notification that the IRS completed its examination of the Company’s 2011 U.S. income tax return and had no changes.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $62.9 million for the three months ended June 30, 2013, compared to $61.2 million for the three months ended June 30, 2012. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Revenues

Net revenues for the six months ended June 30, 2013, were comprised of $2,122.7 million in casino revenues (78.3% of total net revenues) and $588.3 million of net non-casino revenues (21.7% of total net revenues). Net revenues for the six months ended June 30, 2012, are comprised of $2,002.7 million in casino revenues (78% of total net revenues) and $564 million of net non-casino revenues (22% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues for the six months ended June 30, 2013, of $2,122.7 million represents a $120 million (6.0%) increase from casino revenues of $2,002.7 million for the six months ended June 30, 2012.

For the six months ended June 30, 2013, our Macau Operations experienced a $57.4 million (3.3%) increase in casino revenues to $1,803.8 million, compared to the prior year period casino revenue of $1,746.4 million due primarily to strong table games results in both the general casino and VIP Casino. For the six months ended June 30, 2013, our Las Vegas Operations experienced a $62.6 million (24.4%) increase in casino revenues to $318.9 million, compared to the prior year period casino revenue of $256.3 million due to a significant increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our Macau and Las Vegas Operations.

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per unit per day amounts)
Macau Operations:
VIP Casino
VIP turnover	$58,283,299	$63,889,493	$(5,606,194)	(8.8)%
VIP win as a % of turnover	3.04%	2.69%	0.35pts	—

General Casino
Drop (1)	$1,311,391	$1,379,201	$(67,810)	(4.9)%
Table games win	$460,172	$414,048	$46,124	11.1%
Table games win % (1)	35.1%	30.0%	5.1pts	—
Table games win per unit per day	$12,422	$11,448	$974	8.5%

Slot machine handle	$2,287,391	$2,627,077	$(339,686)	(12.9)%
Slot machine win	$119,197	$136,882	$(17,685)	(12.9)%
Slot machine win per unit per day	$769	$812	$(43)	(5.2)%

Las Vegas Operations:
Drop	$1,216,940	$1,230,081	$(13,141)	(1.1)%
Table games win	$296,572	$235,775	$60,797	25.8%
Table games win %	24.4%	19.2%	5.2pts	—
Table games win per unit per day	$7,025	$5,923	$1,102	18.6%

Slot machine handle	$1,409,198	$1,426,749	$(17,551)	(1.2)%
Slot machine win	$86,973	$83,486	$3,487	4.2%
Slot machine win per unit per day	$223	$192	$31	16.3%

(1)	Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

For the six months ended June 30, 2013, room revenues were $249.9 million, an increase of $7.5 million (3.1%) compared to prior year period room revenue of $242.4 million. Room revenue at our Macau Operations decreased $1.0 million (1.9%) to $57.8 million compared to the prior year period of $58.8 million. During the second quarter of 2013, we began a renovation of the approximately 600 guest rooms in the original Wynn Macau tower, contributing to an approximate 5% reduction in the number of available room-nights compared to the second quarter of 2012. We expect to complete the guest room renovation by the end of 2013. Room revenue at our Las Vegas Operations increased to $192.1 million, approximately $8.5 million (4.7%) compared to the prior year period’s $183.6 million. In Las Vegas, during the six months ended June 30, 2013, we experienced an increase in occupancy and room rates compared to the six months ended June 30, 2012. ADR at our Las Vegas Operations has increased as we adjusted rates in an effort to attract customers who would take advantage of all aspects of our resort.

The table below sets forth key operating measures related to room revenue.

	Six Months Ended June 30,
	2013	2012
Average Daily Rate
Macau Operations	$315	$321
Las Vegas Operations	263	254
Occupancy
Macau Operations	94.7%	90.7%
Las Vegas Operations	84.9%	83.5%
REVPAR
Macau Operations	$298	$291
Las Vegas Operations	224	212

Other non-casino revenues for the six months ended June 30, 2013, included food and beverage revenues of $309.3 million, retail revenues of $136.7 million, entertainment revenues of $29.9 million, and other revenues from outlets, including the spa and salon, of $38 million. Other non-casino revenues for the six months ended June 30, 2012, included food and beverage revenues of $296.3 million, retail revenues of $129.6 million, entertainment revenues of $39.2 million, and other revenues from outlets such as the spa and salon, of $38.5 million. Food and beverage revenues increased primarily due to strong business in our restaurants and nightclubs at our Las Vegas Operations. Retail revenues at our Macau Operations increased $6.2 million due to strong same store sales growth and new stores. Entertainment revenues decreased due to a Las Vegas show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the six months ended June 30, 2013, departmental expenses included casino expenses of $1,362.6 million, room expenses of $67.4 million, food and beverage expenses of $169.3 million, and entertainment, retail and other expenses of $83.3 million. Also included are general and administrative expenses of $227.3 million and a credit of $4.2 million for the provision for doubtful accounts receivable. For the six months ended June 30, 2012, departmental expenses included casino expenses of $1,320.3 million, room expenses of $63.2 million, food and beverage expenses of $154.9 million, and entertainment, retail and other expenses of $97.8 million. Also included for the six months ended June 30, 2012, are general and administrative expenses of $205.7 million and $0.8 million charged as a provision for doubtful accounts receivable. Casino expenses have increased for the six months ended June 30, 2013, over the prior year period due primarily to higher gaming taxes commensurate with the increase in casino revenue at our Las Vegas Operations and Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs at our Las Vegas Operations. The decrease in entertainment, retail and other expenses was due primarily to a Las Vegas show that ended its run in November 2012. General and administrative expense increased primarily due to higher stock-based compensation expense related to the accelerated vesting of a restricted stock award that was previously granted to our former chief operating officer and increased development costs partially offset by higher expenses related to the share redemption and litigation with a former shareholder that were incurred during the prior year period. During the six months ended June 30, 2013 and 2012, we recorded adjustments of $14.9 million and $30.9 million, respectively to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. These adjustments were the primary factors that resulted in a $4.2 million credit and a $0.8 million charge to the provision for doubtful accounts for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2013, was $185.7 million compared to $185.9 million for the six months ended June 30, 2012.

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

Property charges and other

Property charges and other for the six months ended June 30, 2013, were $11 million compared to $13.8 million for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts, entertainment development costs and a contract termination fee.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $8.4 million for the six months ended June 30, 2013, compared to $4 million for the six months ended June 30, 2012. During 2013 and 2012, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were primarily in money market accounts, time deposits and fixed deposits with a maturity of three months or less.

Interest expense was $149.1 million, net of capitalized interest of $3.4 million, for the six months ended June 30, 2013, compared to $135.9 million net of capitalized interest of $0.5 million for the six months ended June 30, 2012. Our interest expense increased compared to the prior year period primarily due to the issuance of the $1.94 billion Redemption Note by Wynn Resorts, and the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings. Capitalized interest increased due to the construction costs of our Cotai project. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to the Cotai project.

Changes in the fair value of our interest rate swaps are recorded as an increase or (decrease) in swap fair value in each period. We recorded a gain of $16.7 million for the six months ended June 30, 2013, resulting from the increase in the fair value of our interest rate swaps during the period. For the six months ended June 30, 2012, we recorded a gain of $4.9 million resulting from the increase in the fair value of interest rate swaps between December 31, 2011 and June 30, 2012. In addition, in June 2012, we terminated an interest rate swap agreement that was used to hedge a portion of the underlying interest rate risk on borrowings under the then existing Wynn Las Vegas Credit Agreement for a payment of $2.4 million, and an interest rate swap agreement that was used to hedge a portion of the underlying interest rate risk on borrowings under the then existing Wynn Macau credit facilities matured. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

On May 22, 2013, Wynn Las Vegas completed the purchase of $274.7 million of the 2017 Notes pursuant to a tender offer for any and all of the 2017 Notes. In connection with this tender offer, Wynn Las Vegas paid $19.6 million in consideration to holders who tendered their notes. Additionally, Wynn Las Vegas expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. In accordance with the applicable accounting standards, we recorded these expenses and charges as a loss on retirement of debt totaling $26.6 million.

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

Income Taxes

For the six months ended June 30, 2013 and 2012, we recorded a tax benefit of $4 million and $4.9 million, respectively. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $10.1 million.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $50.7 million and $46.6 million in such taxes during the six months ended June 30, 2013 and 2012, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In February 2013, we received notification that we had been accepted into the IRS CAP for the 2013 tax year and in March 2013, we received additional notification that we had been selected for the Compliance Maintenance phase of CAP for the 2013 tax year. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP.

In January 2013, the Financial Services Bureau examined the 2009 and 2010 Macau income tax returns of Palo Real Estate Company Limited. The exam resulted in no change to the tax returns.

In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau, S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

In May 2013, the Company received notification that the IRS completed its examination of the Company’s 2011 U.S. income tax return and had no changes.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $132.1 million for the six months ended June 30, 2013, compared to $119.1 million for the six months ended June 30, 2012. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each period.

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

The following table summarizes Adjusted Property EBITDA (amounts in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Notes to Condensed Consolidated Financial Statements, Note 17 – “Segment Information.” That footnote also presents a reconciliation of Adjusted Property EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Macau Operations	$290,088	$302,210	$620,799	$591,983
Las Vegas Operations	135,657	81,919	256,014	182,803

	$425,745	$384,129	$876,813	$774,786

For the three months ended June 30, 2013, the Adjusted Property EBITDA at our Macau Operations was lower due to a significantly larger credit taken to the provision for doubtful accounts during the three months ended June 30, 2012. For the three months ended June 30, 2013, our Las Vegas Operations benefitted from a significantly higher table games win percentage.

For the six months ended June 30, 2013, both our Macau and Las Vegas Operations benefitted from stronger operating results primarily in the casino department due to an increase in our table games win percentage. Refer to the discussions above regarding the specific details of our results of operations.

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

Net cash provided by operations for the six months ended June 30, 2013, was $910.8 million compared to $660.8 million provided by operations for the six months ended June 30, 2012. Cash flow from operations improved due to significant changes in ordinary working capital accounts such as accounts payable and accrued expenses. Also benefitting operating cash flow was increased operating income that was driven by stronger operating results in the casino department.

Investing Activities

Capital expenditures were approximately $189.7 million for the six months ended June 30, 2013. During the first half of 2013, our capital expenditures, net of construction payables and retention, included approximately $145 million of site preparation costs for our Cotai land and various renovations at our resorts including our Wynn Macau guest room renovation. Capital expenditures for the six months ended June 30, 2012 were approximately $115.3 million and related to various renovations at our resorts as well as a one-time payment of $50 million in consideration of an unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land that we are using for constructing a full scale integrated casino resort.

Financing Activities

Las Vegas Operations

On May 15, 2013, Wynn Las Vegas, LLC commenced the tender offer for any and all of the outstanding $500 million aggregate principal amount of the 2017 Notes of Wynn Las Vegas and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together with Wynn Las Vegas, the “Issuers”), and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Income. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2017 Notes totaling $6.7 million were expensed and are included in loss on retirement of debt in the accompanying Condensed Consolidated Statements of Income.

Separately, on May 22, 2013, the Issuers completed its issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer, and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, may use any remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

Macau Operations

As of June 30, 2013, our Wynn Macau credit facilities, as amended, (collectively the “Amended Wynn Macau Credit Facilities”) consisted of a US$750 million equivalent fully funded senior secured term loan facility (the “Wynn Macau Senior Term Loan”) and a US$1.55 billion equivalent senior secured revolving credit facility (the “Wynn Macau Senior Revolver”). Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollars and United States Dollar tranches, were used to refinance Wynn Macau’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of our Cotai project, and for general corporate purposes.

As of June 30, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolver. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

On July 30, 2013, Wynn Macau, S.A. exercised its option to increase the senior term loan facility by US$200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The US$200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Cotai related construction and development costs. The additional US$200 million equivalent will mature on July 31, 2018 and will bear interest at HIBOR plus a margin between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

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

We recorded the fair value of the Redemption Note at its estimated present value of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, we considered the stated maturity of the Redemption Note, its stated interest rate, and the uncertainty of the related cash flows of the Redemption Note as well as the potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. and its affiliates (see Note 15 – “Commitments and Contingencies”); the outcome of ongoing investigations by the Nevada Gaming Control Board and/or other governmental regulatory agencies; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note. When considering the appropriate rate of interest to be used to determine fair value for accounting purposes and in light of the uncertainty in the timing of the cash flows, we used observable inputs from a range of trading values of financial instruments with terms and lives similar to the estimated life and terms of the Redemption Note. As a result of this analysis, we concluded the Redemption Note’s stated rate of 2% approximated a market rate.

Capital Resources

At June 30, 2013 we had approximately $2 billion of cash and cash equivalents and $227.6 million of available for sale investments in foreign and domestic debt securities with maturities of up to two years. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. In addition, we have $243 million of restricted cash consisting of funds held for the purpose of redeeming, in November 2013, the portion of Wynn Las Vegas 7 7/8% First Mortgage Notes due 2017 that were not tendered in May 2013. Of these amounts, Wynn Macau, Limited and its subsidiaries held $1,231.3 million and $28.3 million in cash and available for sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on June 30, 2013, approximately one-half of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $591 million and $199.3 million of cash and available for sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $205.9 million.

On July 31, 2012, Wynn Macau, S.A. amended and restated its credit facilities, dated September 14, 2004 to expand the availability under the Wynn Macau, S.A. senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility.

As of June 30, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolver. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

On July 30, 2013, Wynn Macau, S.A. exercised its option to increase the senior term loan facility by US$200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The US$200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Cotai related construction and development costs. The additional US$200 million equivalent will mature on July 31, 2018 and will bear interest at HIBOR plus a margin between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2013, we had unsecured outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2013 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Amended Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Notes to Condensed Consolidated Financial Statements, Note 15 – “Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The indentures governing the Existing Notes (other than the 5 3/8% First Mortgage Notes due 2022) and the 2023 Notes provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of Wynn Resorts than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under our debt documents.

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

Critical Accounting Policies

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies for the six months ended June 30, 2013.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact, if any, of adopting this statement on its condensed consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. We have adopted this update; see Notes to Condensed Consolidated Financial Statements, Note 4 – “Accumulated Other Comprehensive Income.”

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

Interest Rate Sensitivity

As of June 30, 2013, essentially all of our debt was based on fixed rates including the notional amounts related to interest rate swaps.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, because our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Approximately 60% of our cash balances are denominated in foreign currencies, primarily the Hong Kong Dollar. Based on our balances at June 30, 2013, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $7.7 million.

As of June 30, 2013, in addition to Hong Kong dollars, Wynn Macau also holds other foreign currencies, primarily CNH (offshore renminbi).

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings see Note 15 – “Commitments and Contingencies” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the six months ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program. On January 31, 2013 the Company announced a cash dividend of $1.00 per share, payable on February 28, 2013 to stockholders of record as of February 14, 2013. On April 25, 2013 the Company announced a cash dividend of $1.00 per share, payable on May 23, 2013 to stockholders of record as of May 9, 2013. On July 29, 2013 the Company announced a cash dividend of $1.00 per share, payable on August 26, 2013 to stockholders of record as of August 12, 2013. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities. On March 28, 2013, the Wynn Macau, Limited Board of Directors recommended the payment of a HK$1.24 per share dividend that was approved by the shareholders of Wynn Macau, Limited at their annual meeting on May 16, 2013 and subsequently paid on June 6, 2013.

Issuer Purchases of Equity Securities

In May 2013, the Company repurchased a total of 83,900 shares at an average price of $135.89 per share in satisfaction of tax withholding obligations on vested restricted stock.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Fifth Amended and Restated Bylaws of the Registrant, as amended. (2)

10.1	2013 Amended and Restated Agreement of Lease, dated as of May 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (3)

10.2	Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (4)

10.3	Supplemental Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (4)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 9, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statement of Stockholders’ Equity at June 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on December 14, 2012 and incorporated herein by reference.
(3)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2013 and incorporated herein by reference.
(4)	Previously filed with the Current Report on Form 8-K filed by the Registrant on May 22, 2013 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 9, 2013	By:	/s/ Matt Maddox
Matt Maddox
Chief Financial Officer and Treasurer
(Principal Financial Officer)