Form 10-Q
period 2013-09-30
WYNN RESORTS LTD
filed 2013-11-12
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common stock, $0.01 par value	101,155,304

WYNN RESORTS, LIMITED AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,041,155	$1,725,219
Restricted cash and investment securities	394,656	138,887
Receivables, net	216,247	238,573
Inventories	73,038	63,799
Prepaid expenses and other	40,460	35,900

Total current assets	2,765,556	2,202,378
Property and equipment, net	4,810,378	4,727,899
Restricted cash and investment securities	304,039	140,334
Intangibles, net	31,146	31,297
Deferred financing costs, net	62,213	71,189
Deposits and other assets	92,354	99,227
Investment in unconsolidated affiliates	3,942	4,270

Total assets	$8,069,628	$7,276,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$213,519	$164,858
Current portion of long-term debt	223,452	1,050
Current portion of land concession obligation	28,625	27,937
Customer deposits	750,324	544,649
Gaming taxes payable	181,823	163,092
Accrued compensation and benefits	106,008	75,962
Accrued interest	68,803	100,562
Other accrued liabilities	47,178	44,244
Construction retention	2,917	3,826
Deferred income taxes, net	2,962	3,178
Income taxes payable	1,551	2,019

Total current liabilities	1,627,162	1,131,377
Long-term debt	5,986,557	5,781,770
Land concession obligation	61,671	76,186
Other long-term liabilities	131,875	137,830
Deferred income taxes, net	21,024	45,499

Total liabilities	7,828,289	7,172,662

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,106,793 and 113,730,442 shares issued; 101,137,504 and 100,866,712 shares outstanding, respectively	1,141	1,137
Treasury stock, at cost; 12,969,289 and 12,863,730 shares, respectively	(1,141,899)	(1,127,947)
Additional paid-in capital	881,985	818,821
Accumulated other comprehensive income	3,078	4,177
Retained earnings	256,992	44,775

Total Wynn Resorts, Limited stockholders’ equity (deficit)	1,297	(259,037)
Noncontrolling interest	240,042	362,969

Total equity	241,339	103,932

Total liabilities and stockholders’ equity	$8,069,628	$7,276,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Casino	$1,105,595	$1,012,841	$3,228,246	$3,015,510
Rooms	123,078	119,635	372,931	362,018
Food and beverage	152,218	156,568	461,474	452,845
Entertainment, retail and other	105,144	101,087	309,738	308,398

Gross revenues	1,486,035	1,390,131	4,372,389	4,138,771
Less: promotional allowances	(95,923)	(91,636)	(271,350)	(273,571)

Net revenues	1,390,112	1,298,495	4,101,039	3,865,200

Operating costs and expenses:
Casino	699,897	653,863	2,062,507	1,974,207
Rooms	33,646	31,944	101,020	95,193
Food and beverage	84,118	80,652	253,458	235,570
Entertainment, retail and other	45,478	46,881	128,760	144,647
General and administrative	105,026	115,785	332,316	321,512
Provision for doubtful accounts	11,325	5,283	7,104	6,068
Pre-opening costs	706	—	1,592	—
Depreciation and amortization	93,325	94,274	279,061	280,142
Property charges and other	2,613	22,721	13,571	36,547

Total operating costs and expenses	1,076,134	1,051,403	3,179,389	3,093,886

Operating income	313,978	247,092	921,650	771,314

Other income (expense):
Interest income	3,215	3,759	11,595	7,807
Interest expense, net of capitalized interest	(73,549)	(75,082)	(222,690)	(211,017)
(Decrease) increase in swap fair value	(3,525)	—	13,131	4,930
Loss on extinguishment of debt	—	(19,663)	(26,578)	(24,491)
Equity in income from unconsolidated affiliates	288	190	879	911
Other	1,123	1,249	4,385	936

Other income (expense), net	(72,448)	(89,547)	(219,278)	(220,924)

Income before income taxes	241,530	157,545	702,372	550,390
Benefit for income taxes	7,281	7,626	11,299	12,483

Net income	248,811	165,171	713,671	562,873
Less: Net income attributable to noncontrolling interest	(66,791)	(53,136)	(198,903)	(172,210)

Net income attributable to Wynn Resorts, Limited	$182,020	$112,035	$514,768	$390,663

Basic and diluted income per common share:
Net income attributable to Wynn Resorts,
Limited:
Basic	$1.81	$1.12	$5.12	$3.75
Diluted	$1.79	$1.11	$5.07	$3.71
Weighted average common shares outstanding:
Basic	100,685	99,871	100,470	104,104
Diluted	101,547	100,892	101,526	105,291
Dividends declared per common share:	$1.00	$0.50	$3.00	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$248,811	$165,171	$713,671	$562,873

Other comprehensive income:
Foreign currency translation adjustments, net of tax	28	1,263	(1,758)	2,006
Unrealized gain on available-for-sale securities, net of tax	415	784	231	1,709

Total comprehensive income	249,254	167,218	712,144	566,588
Less: Comprehensive income attributable to noncontrolling interest	(66,834)	(53,654)	(198,475)	(173,140)

Comprehensive income attributable to Wynn Resorts, Limited	$182,420	$113,564	$513,669	$393,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$713,671	$562,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,061	280,142
Deferred income taxes	(13,863)	(15,814)
Stock-based compensation	35,072	13,704
Excess tax benefits from stock-based compensation	(10,646)	(1,638)
Amortization of deferred financing costs and other	13,312	18,834
Loss on extinguishment of debt	26,578	13,116
Provision for doubtful accounts	7,104	6,068
Property charges and other	4,097	35,049
Equity in income of unconsolidated affiliates, net of distributions	328	282
Increase in swap fair value	(13,131)	(4,930)
Increase (decrease) in cash from changes in:
Receivables, net	15,578	16,896
Inventories and prepaid expenses and other	(11,616)	5,216
Accounts payable and accrued expenses	235,789	59,438

Net cash provided by operating activities	1,281,334	989,236

Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(324,828)	(168,315)
Purchase of corporate debt securities	(190,477)	(297,781)
Proceeds from sale or maturity of corporate debt securities	113,346	118,168
Restricted cash	(100,597)	—
Deposits and purchase of other assets	(8,369)	(3,753)
Proceeds from sale of assets	20,347	551

Net cash used in investing activities	(490,578)	(351,130)

Cash flows from financing activities:
Proceeds from exercise of stock options	17,545	1,227
Excess tax benefits from stock-based compensation	10,646	1,638
Proceeds from issuance of long-term debt	697,842	1,648,598
Principal payments on long-term debt	(275,755)	(1,022,108)
Restricted cash for redemption of notes payable	(243,038)	—
Interest rate swap settlement	—	(2,368)
Payments on long-term land concession obligation	(13,785)	—
Payments of financing costs	(24,591)	(44,491)
Purchase of treasury stock	(13,952)	(911)
Dividends paid	(631,698)	(154,059)

Net cash (used in) provided by financing activities	(476,786)	427,526

Effect of exchange rate on cash	1,966	2,718

Cash and cash equivalents:
Increase in cash and cash equivalents	315,936	1,068,350
Balance, beginning of period	1,725,219	1,262,587

Balance, end of period	$2,041,155	$2,330,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders’ equity (deficit)	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2013	100,866,712	$1,137	$(1,127,947)	$818,821	$4,177	$44,775	$(259,037)	$362,969	$103,932

Net income	—	—	—	—	—	514,768	514,768	198,903	713,671
Currency translation adjustment	—	—	—	—	(1,271)	—	(1,271)	(487)	(1,758)
Net unrealized gain on investments	—	—	—	—	172	—	172	59	231
Exercise of stock options	329,351	3	—	17,542	—	—	17,545	—	17,545
Cancellation of restricted stock	(78,100)	—	—	—	—	—	—	—	—
Purchase of treasury stock	(105,559)	—	(13,952)	—	—	—	(13,952)	—	(13,952)
Issuance of restricted stock	125,100	1	—	(1)	—	—	—	—	—
Cash dividends declared	—	—	—	481	—	(302,551)	(302,070)	(322,304)	(624,374)
Excess tax benefits from stock-based compensation	—	—	—	10,827	—	—	10,827	—	10,827
Stock-based compensation	—	—	—	34,315	—	—	34,315	902	35,217

Balances, September 30, 2013	101,137,504	$1,141	$(1,141,899)	$881,985	$3,078	$256,992	$1,297	$240,042	$241,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”) owns 72.3% of Wynn Macau, Limited which operates a casino hotel resort property in Macau. Our Macau operations consist of a resort destination casino located in the Macau Special Administrative Region of the People’s Republic of China featuring two luxury hotel towers with a total of 1,008 spacious guest rooms and suites, approximately 275,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 57,000 square feet of retail space, recreation and leisure facilities, including two health clubs and spas and a pool. The Company is also currently constructing Wynn Palace, a full-scale integrated resort in the Cotai area of Macau containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings, and food and beverage outlets.

The Company also owns and operates a casino hotel resort property in Las Vegas, Nevada. Our Las Vegas operations feature two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas, approximately 186,000 square feet of casino space, 35 food and beverage outlets featuring signature chefs, an on-site 18-hole golf course, approximately 284,000 square feet of meeting and convention space, a Ferrari and Maserati dealership, approximately 96,000 square feet of retail space as well as two showrooms, three nightclubs and a beach club.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2013, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with purchase maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $876 million and $969.2 million at September 30, 2013 and December 31, 2012, respectively, were invested in time deposits, money market accounts and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,165.2 million and $756 million as of September 30, 2013 and December 31, 2012, respectively.

Restricted Cash and Investment Securities

Restricted cash balances totaled approximately $443 million and $99.2 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the Company’s current restricted cash consists of $243 million held for the purpose of redeeming, in November 2013, the portion of Wynn Las Vegas, LLC (“Wynn Las Vegas”), an indirect wholly owned subsidiary of Wynn Resorts, Limited, 7 7/8% First Mortgage Notes due 2017 that were not tendered in May 2013 in the cash tender offer (the “tender offer”). For more information on the Wynn Las Vegas tender offer, see Note 9 – “Long-Term Debt”. At September 30, 2013 and December 31, 2012, the Company’s long-term restricted cash consisted of approximately $200 million and $99.2 million, respectively, which represent certain proceeds of the Company’s financing activities that were restricted by the agreements governing the Company’s debt instruments for the payment of certain Wynn Palace related construction and development costs.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At September 30, 2013 and December 31, 2012, approximately 84% of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible or after two years, whichever period is shorter. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is maintained to reduce the Company’s receivables to their estimated carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. During the nine months ended September 30, 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income by $14.9 million and net income attributable to Wynn Resorts, Limited by $12 million (or $0.12 per share on a fully diluted basis for the nine months ended September 30, 2013).

During the nine months ended September 30, 2012, the Company recorded a similar adjustment which benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.22 per share on a fully diluted basis for the nine months ended September 30, 2012).

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rooms	$13,865	$13,647	$39,094	$39,845
Food and beverage	29,539	26,188	83,132	80,271
Entertainment, retail and other	4,135	4,803	10,779	13,498

	$47,539	$44,638	$133,005	$133,614

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $488.5 million and $448.6 million for the three months ended September 30, 2013 and 2012, respectively. These taxes totaled approximately $1,431.7 million and $1,356.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place and such costs are primarily included in general and administrative expenses. For the three months ended September 30, 2013 and 2012, advertising costs totaled approximately $4.1 million and $5.5 million, respectively. These costs totaled approximately $16.5 million and $16.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table presents assets (liabilities) carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of September 30, 2013
Cash equivalents	$875,962	$227,009	$648,953	$—
Restricted cash and available-for-sale securities	$698,695	$243,038	$455,657	$—
Redemption Price Promissory Note	$(1,936,443)	$—	$(1,936,443)	$—
Interest rate swaps	$9,203	$—	$9,203	$—

As of December 31, 2012
Cash equivalents	$969,166	$80,434	$888,732	$—
Restricted cash and available-for-sale securities	$279,221	$—	$279,221	$—
Redemption Price Promissory Note	$(1,936,443)	$—	$(1,936,443)	$—
Interest rate swaps	$(3,938)	$—	$(3,938)	$—

As of September 30, 2013 and December 31, 2012, approximately 65% and 77% of the Company’s cash equivalents categorized as Level 2 were deposits held in foreign currencies, respectively.

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

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the period. Diluted EPS reflects the addition of potentially dilutive securities, which for the Company includes stock options and nonvested stock. For the nine months ended September 30, 2013, basic and diluted EPS was based on 100.5 million shares and 101.5 million shares, respectively, compared to 104.1 million shares and 105.3 million shares for basic and diluted EPS, respectively, for the nine months ended September 30, 2012. The decrease was largely due to the redemption of Aruze USA, Inc.’s 24.5 million shares on February 18, 2012, as described in Note 15 – “Commitments and Contingencies.”

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding (used in calculation of basic earnings per share)	100,685	99,871	100,470	104,104
Potential dilution from the assumed exercise of stock options and nonvested stock	862	1,021	1,056	1,187

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	101,547	100,892	101,526	105,291

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	92	724	602	724

Net income attributable to Wynn Resorts, Ltd.	$182,020	$112,035	$514,768	$390,663

Net income attributable to Wynn Resorts, Ltd. per common share, basic	$1.81	$1.12	$5.12	$3.75

Net income attributable to Wynn Resorts, Ltd. per common share, diluted	$1.79	$1.11	$5.07	$3.71

4.	Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in Accumulated other comprehensive income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized loss on securities	Accumulated other comprehensive income
December 31, 2012	$4,396	$(219)	$4,177

Current period other comprehensive (loss) gain	(408)	164	(244)
Amounts reclassified from accumulated other comprehensive income	(863)	8	(855)

Net current-period other comprehensive (loss) gain	(1,271)	172	(1,099)

September 30, 2013	$3,125	$(47)	$3,078

5.	Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30, 2013 and 2012 totaled approximately $244.5 million and $179.9 million, respectively. The increase in interest paid during the nine months ended September 30, 2013 is due to the issuance of the Redemption Note and other indebtedness incurred during 2012. Capitalized interest was $6.4 million and $1 million for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013 and 2012, capital expenditures included an increase of $37.3 million and $6.9 million, respectively in construction payables and retention.

In February 2012, the Company redeemed and cancelled 24,549,222 shares of common stock from a former stockholder and related party with the issuance of the $1.94 billion Redemption Note due in 2022. For details of this transaction see Note 9 – “Long-Term Debt” and Note 15 – “Commitments and Contingencies.”

6.	Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
September 30, 2013
Domestic and foreign corporate bonds	$233,819	$111	$(170)	$233,760
Commercial paper	21,962	11	(12)	21,961

	$255,781	$122	$(182)	$255,721

December 31, 2012
Domestic and foreign corporate bonds	$161,631	$94	$(369)	$161,356
Commercial paper	18,704	4	(5)	18,703

	$180,335	$98	$(374)	$180,059

For investments with unrealized losses as of September 30, 2013 and December 31, 2012, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

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

The amortized cost and estimated fair value of these investment securities at September 30, 2013, by contractual maturity, are as follows (amounts in thousands):

	Amortized cost	Fair value
Available-for-sale securities:
Due in one year or less	$151,648	$151,618
Due after one year through two years	104,133	104,103

	$255,781	$255,721

7.	Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Casino	$246,857	$275,302
Hotel	12,134	18,227
Retail leases and other	47,256	47,257

	306,247	340,786
Less: allowance for doubtful accounts	(90,000)	(102,213)

	$216,247	$238,573

8.	Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$732,234	$732,209
Buildings and improvements	3,866,998	3,837,215
Airplanes	135,040	135,392
Furniture, fixtures and equipment	1,668,687	1,646,506
Leasehold interests in land	316,550	316,658
Construction in progress	388,016	110,490

	7,107,525	6,778,470
Less: accumulated depreciation	(2,297,147)	(2,050,571)

	$4,810,378	$4,727,899

9.	Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012
7 7/8% Wynn Las Vegas First Mortgage Notes, due November 1, 2017, net of original issue discount of $2,893 at September 30, 2013 and $7,384 at December 31, 2012	$222,402	$492,616
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,507 at September 30, 2013 and $1,632 at December 31, 2012	350,503	350,378
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Wynn Las Vegas Senior Notes, due May 30, 2023	500,000	—
Wynn Macau Senior Term Loan Facilities (as amended July 2012), due July 31, 2017 and July 31, 2018: interest at LIBOR or HIBOR plus 1.75%-2.50%, net of original issue discount of $5,167 at September 30, 2013 and $3,737 at December 31, 2012	947,761	749,433
Wynn Macau Senior Revolving Credit Facilities, (as amended July 2012) due July 31, 2017; interest at LIBOR or HIBOR plus 1.75%-2.50%	—	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	32,900	33,950

	6,210,009	5,782,820
Current portion of long-term debt	(223,452)	(1,050)

	$5,986,557	$5,781,770

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

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, the Company expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

On November 1, 2013, Wynn Las Vegas redeemed the untendered 2017 Notes principal amount of $225.3 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 2017 Notes plus accrued and unpaid interest on November 1, 2013. The total redemption fees paid were $8.9 million.

Wynn Las Vegas 2023 Notes

Separately, on May 22, 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, used the remaining net proceeds to redeem all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

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

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8 % First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”), 7 3/4 % First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes”) and 5 3/8 % First Mortgage Notes due 2022 (the “2022 Notes” and, together with the 7 7/8% 2020 Notes and 7 3/4% 2020 Notes, the “Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

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

Wynn Macau, Limited

On October 16, 2013, Wynn Macau, Limited (“WML”), an indirect subsidiary of Wynn Resorts, Limited, entered into an Indenture, dated as of October 16, 2013 (the “WML Indenture”), between WML and Deutsche Bank Trust Company Americas, as trustee, pursuant to which WML issued $600 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Notes”). WML received net proceeds of approximately $591.5 million from the offering of the 2021 Notes after deducting commissions and estimated expenses of the offering and will use the net proceeds for working capital requirements and general corporate purposes.

The 2021 Notes will bear interest at the rate of 5.25% per annum and will mature on October 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. At any time on or before October 14, 2016, WML may redeem the 2021 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2021 Notes or (b) a “make-whole” amount as determined by an independent investment banker in accordance with the terms of the WML Indenture, in either case, plus accrued and unpaid interest. In addition, on or after October 15, 2016, WML may redeem the 2021 Notes, in whole or in part, at a premium decreasing annually from 3.938% of the principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indenture), it must offer to repurchase the 2021 Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, the Company may redeem the 2021 Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2021 Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2021 Notes.

The 2021 Notes are WML’s general unsecured obligations and rank pari passu in right of payment with all of WML’s existing and future senior unsecured indebtedness; will rank senior to all of WML’s future subordinated indebtedness, if any; will be effectively subordinated to all of WML’s future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML’s subsidiaries, including Wynn Macau, S.A.’s existing credit facilities. The 2021 Notes are not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the 2021 Notes are subject to restrictions on transferability and resale.

The WML Indenture contains covenants limiting WML’s (and certain of its subsidiaries’) ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The terms of the WML Indenture contain customary events of default, including, but not limited to: default for 30 days in the payment when due of interest on the 2021 Notes; default in the payment when due of the principal of, or premium, if any, on the 2021 Notes; failure to comply with any payment obligations relating to the repurchase by WML of the 2021 Notes upon a change of control; failure to comply with certain covenants in the WML Indenture; certain defaults on certain other indebtedness; failure to pay judgments against WML or certain subsidiaries that, in the aggregate, exceed $50 million; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all 2021 Notes then outstanding will become due and payable immediately without further action or notice.

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

Wynn Macau Credit Facilities

On July 31, 2012, Wynn Macau, S.A. amended and restated its credit facilities, dated September 14, 2004 (as amended, the “Amended Wynn Macau Credit Facilities”) to expand the availability under the Wynn Macau S.A. senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility.

On July 30, 2013, Wynn Macau, S.A. exercised its option to increase the senior term loan facility by US$200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The US$200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Wynn Palace related construction and development costs. The additional US$200 million equivalent will mature on July 31, 2018 and will bear interest at HIBOR plus a margin between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

As of September 30, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

Debt Covenant Compliance

As of September 30, 2013, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The net book value of the Company’s outstanding first mortgage notes and senior notes was approximately $3.3 billion and $3.1 billion at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s outstanding first mortgage notes and senior notes, based on recent trades (using Level 2 inputs), was approximately $3.5 billion and $3.4 billion at September 30, 2013 and December 31, 2012, respectively. The net book value of the Company’s other debt instruments, excluding the Redemption Note, was approximately $980.7 million and $783.4 million at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s other debt instruments was approximately $971.5 million and $760.8 million at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of the Redemption Note (using Level 2 inputs) was approximately $1.94 billion at both September 30, 2013 and December 31, 2012.

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

The Company utilized Level 2 inputs as described in Note 2 – “Summary of Significant Accounting Policies” to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of September 30, 2013, the interest rate swaps were recorded as an asset of $9.2 million and included in deposits and other assets. As of December 31, 2012, the interest rate swaps were recorded as a liability of $3.9 million and included in other long-term liabilities.

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

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn (“Mr. Wynn”), Chairman of the Board of Directors and Chief Executive Officer, and certain other officers and directors of the Company, including household employees, construction work and other personal services. Mr. Wynn and the other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of September 30, 2013 and December 31, 2012, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $1.4 million and $1 million, respectively.

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

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three and nine months ended September 30, 2013 were $2.6 million and $13.6 million, respectively, which includes miscellaneous renovations and abandonments at our resorts, entertainment development costs and fees paid in connection with the termination of a contract. Property charges and other for the three and nine months ended September 30, 2012 were $22.7 million and $36.5 million respectively, and included a remodel of a Las Vegas restaurant, charges associated with the termination of a Las Vegas show that ended its run in November 2012 and miscellaneous renovations and abandonments at our resorts.

13.	Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act as amended, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $66.8 million and $53.1 million for the three months ended September 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interest was $198.9 million and $172.2 million for the nine months ended September 30, 2013 and 2012, respectively.

14.	Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Casino	$1,814	$2,621	$5,550	$3,571
Rooms	194	34	632	234
Food and beverage	281	27	872	82
Entertainment, retail and other	116	—	342	14
General and administrative	2,799	3,168	27,676	9,803

Total stock-based compensation expense	5,204	5,850	35,072	13,704
Total stock-based compensation capitalized	49	49	145	146

Total stock-based compensation costs	$5,253	$5,899	$35,217	$13,850

For the nine months ended September 30, 2013, the Company recorded a charge, in accordance with applicable accounting standards, of approximately $23 million due to the retirement of the Company’s former chief operating officer and the related accelerated vesting of shares previously granted to him.

For the nine months ended September 30, 2012, the Company reversed stock-based compensation expense allocated to casino operations related to stock options and restricted stock granted in 2008 with an approximate 8 year cliff vest provision that were forfeited during the first quarter of 2012.

15.	Commitments and Contingencies

Wynn Macau

Cotai Development and Land Concession Contract

In September 2011, Palo Real Estate Company Limited (“Palo”) and Wynn Resorts (Macau) S.A., each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of September 30, 2013 and December 31, 2012, the Company has recorded this obligation and related asset with $28.6 million and $27.9 million included as a current liability, respectively and $61.7 million and $76.2 million, respectively, included as a long-term liability. The Company is also required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

The Company is currently constructing Wynn Palace, a full-scale integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail and food and beverage outlets. The Company estimates the project budget to be approximately $4 billion including all project costs, land costs, preopening expenses, capitalized interest, and opening inventories. The Company has completed the pre-foundation work, has substantially completed the piling work, and started the structural steel erection. The Company continues to remain on schedule for an opening in the first half of 2016.

On July 29, 2013, Wynn Macau, S.A. and Palo finalized and executed a guaranteed maximum price construction (“GMP”) contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately US$2.57 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

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

On June 19, 2012, Elaine Wynn responded to the Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The Indentures provide that if Steve Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Steve Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Company’s debt documents. Under the Indentures, the occurrence of a change of control requires that the Company make an offer (unless the notes have been previously called for redemption) to each holder to repurchase all or any part of such holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the Notes purchased, if any, to the date of repurchase.

The Company’s Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s Complaint. On April 22, 2013, the Company filed a second amended complaint. On June 12, 2013, the Okada Parties filed a request to file a third amended counterclaim, and on August 30, 2013, the Okada Parties filed their third amended counterclaim. On September 18, 2013, the Company filed a Partial Motion to Dismiss related to a claim in the third amended counterclaim alleging civil extortion by Mr. Wynn and Ms. Sinatra. On October 29, 2013, the court granted the motion and dismissed the claim. The parties had been engaged in discovery at the time the court entered the Stay (defined and discussed below). Therefore, although the court previously set a timetable for all discovery, pre-trial and trial deadlines, with a five-week jury trial scheduled to commence in April 2014, this schedule may change due to the Stay.

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

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct – that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct – that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their Philippine Casino Project until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to in the following paragraph.

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

Litigation Commenced by Kazuo Okada

Books and Records Action:

On January 11, 2012, Mr. Okada, in his then role as a Wynn Resorts’ director, commenced a writ proceeding in the Eighth Judicial District Court, Clark County, Nevada, seeking to compel the Company to produce certain books and records relating to the board’s approval of a donation to the University of Macau, among other things. There have been no developments in this proceeding beyond those described in Note 15 – “Commitments and Contingencies” in the Company’s Form 10-Q for the quarter ended June 30, 2013.

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel (the “Wynn Parties”), alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court with a hearing date to be determined.

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

On June 14, 2013, Mr. Okada filed a motion for partial summary judgment that he was entitled to advancement of his expenses incurred in the various proceedings and investigations. Mr. Okada also filed a special motion to dismiss, arguing that the Company’s counterclaims seek to infringe upon Mr. Okada’s right to petition the court, and constitute a strategic lawsuit against public policy (“S.L.A.P.P.”). The Company’s counterclaims seek only to enforce Wynn Resorts’ contractual right to indemnity under Article VII, Section 4 of the Company’s Articles. At a hearing on August 1, 2013, the court denied both motions and provided for limited discovery (i.e., discovery that does not implicate any of the issues subject to the Stay entered in the Redemption Action).

On August 22, 2013, the Company noticed Mr. Okada’s deposition for September 16, 2013. Mr. Okada filed a motion for protective order seeking to vacate his deposition, arguing that he did not have any information relevant to his claims for advancement of fees and/or indemnity that he asserted against the Company. On October 18, 2013, after a full briefing by the parties, the court denied Mr. Okada’s motion and entered an order stating that Mr. Okada’s deposition testimony is relevant to the claims he asserted against the Company, that Mr. Okada may not designate someone else to testify on his behalf, and that the Company may sequence discovery in the action as it chooses. The Company intends to re-notice Mr. Okada’s deposition.

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

(b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiff’s filed their amended complaint. The Company and the directors filed their motion to dismiss on May 23, 2013. The Federal Plaintiffs filed their opposition on July 8, 2013, and the Company and directors filed their reply on August 8, 2013. The court has not yet ruled on this motion.

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

For the three months ended September 30, 2013 and 2012, the Company recorded a tax benefit of $7.3 million and $7.6 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a tax benefit of $11.3 million and $12.5 million, respectively. The Company’s income tax benefit in each period is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2013 and 2012, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $10.8 million and $1.8 million, respectively.

Wynn Macau, S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $26 million and $20.3 million in such taxes during each of the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, the Company was exempted from the payment of such taxes totaling $76.7 million and $66.9 million, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

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

In January 2013, the Financial Services Bureau of the Government of the Macau Special Administrative Region (the “Financial Services Bureau”) examined the 2009 and 2010 Macau income tax returns of Palo, which is a co-holder of the land concession for Wynn Palace. The exam resulted in no change to the tax returns.

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

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Macau Operations and its Las Vegas Operations. The Company’s total assets by segment are as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Assets
Macau Operations	$3,022,863	$3,004,658
Las Vegas Operations	3,824,517	3,669,881
Corporate and other	1,222,248	602,055

	$8,069,628	$7,276,594

The Company’s segment information for its results of operations are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues
Macau Operations	$997,635	$910,451	$2,920,591	$2,768,795
Las Vegas Operations	392,477	388,044	1,180,448	1,096,405

Total	$1,390,112	$1,298,495	$4,101,039	$3,865,200

Adjusted Property EBITDA (1)
Macau Operations	$329,106	$292,161	$949,905	$884,144
Las Vegas Operations	106,515	110,390	362,529	293,193

Total	435,621	402,551	1,312,434	1,177,337

Other operating costs and expenses
Pre-opening costs	706	—	1,592	—
Depreciation and amortization	93,325	94,274	279,061	280,142
Property charges and other	2,613	22,721	13,571	36,547
Corporate expenses and other	24,711	38,274	95,681	88,423
Equity in income from unconsolidated affiliates	288	190	879	911

Total	121,643	155,459	390,784	406,023

Operating income	313,978	247,092	921,650	771,314

Non-operating costs and expenses
Interest income	3,215	3,759	11,595	7,807
Interest expense, net of capitalized interest	(73,549)	(75,082)	(222,690)	(211,017)
(Decrease) increase in swap fair value	(3,525)	—	13,131	4,930
Loss on extinguishment of debt	—	(19,663)	(26,578)	(24,491)
Equity in income from unconsolidated affiliates	288	190	879	911
Other	1,123	1,249	4,385	936

Total	(72,448)	(89,547)	(219,278)	(220,924)

Income before income taxes	241,530	157,545	702,372	550,390
Benefit for income taxes	7,281	7,626	11,299	12,483

Net income	$248,811	$165,171	$713,671	$562,873

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

On October 24, 2013 the Company announced a cash dividend of $1.00 per share, payable on November 21, 2013 to stockholders of record as of November 7, 2013. On November 5, 2013 the Company announced a cash dividend of $3.00 per share payable on December 6, 2013 to stockholders of record on November 20, 2013.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These include the risks and uncertainties in Item 1A – Risk Factors and other risk factors we describe from time to time in our periodic filings with the SEC as well as the following:

•	our dependence on Stephen A. Wynn and existing management;

•	regulatory or enforcement actions and probity investigations;

•	pending or future legal proceedings;

•	decreases in levels of travel, leisure and consumer spending;

•	continued high unemployment;

•	fluctuations in occupancy rates and average daily room rates;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	uncertainties over the development and success of new gaming and resort properties;

•	new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	general global macroeconomic conditions;

•	doing business in foreign locations such as Macau (including the risks associated with developing gaming regulatory frameworks);

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	changes in U.S. laws regarding healthcare;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	conditions precedent to funding under our credit facility;

•	continued compliance with all provisions in our credit agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	the impact that an outbreak of an infectious disease or the impact of a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Overview

We are a developer, owner and operator of destination casino resorts. We currently own and operate two casino resort complexes. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we operate and own 72.3% of Wynn Macau | Encore, which we refer to as our “Macau Operations.” In Las Vegas, Nevada, we own and operate Wynn Las Vegas | Encore, which we refer to as our “Las Vegas Operations.”

Our Resorts

The following table sets forth information about our resorts as of October 2013:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Macau Operations	1,008	275,000	490	880
Las Vegas Operations	4,748	186,000	235	1,870

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 275,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious guest rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 57,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Ermenegildo Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a salon and a pool; and

•	Lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

Las Vegas Operations

Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking. We also occupy approximately 5 acres adjacent to the golf course on which an office building is located.

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

Future Development

We are currently constructing Wynn Palace in the Cotai area of Macau, a full-scale integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail and food and beverage outlets. We estimate the project budget to be approximately $4 billion including all project costs, land costs, preopening expenses, capitalized interest, and opening inventories. We have completed the pre-foundation, substantially completed the piling work and started the structural steel erection. We continue to remain on schedule for an opening in the first half of 2016.

On July 29, 2013, Wynn Macau, S.A. and Palo finalized and executed a guaranteed maximum price construction (“GMP”) contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately US$2.57 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. On November 11, 2013, we announced that our Board had elected to withdraw the previously-filed application for a gaming license in Pennsylvania. We have made an application for a gaming license in Massachusetts and have announced a potential project in that jurisdiction. The process is competitive and we do not expect to know the outcome until 2014. Proceeding with this project will require significant expenditure of Company funds. In addition, we are exploring various international jurisdictions for expansion opportunities.

Results of Operations

The table below presents our net revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues
Macau Operations	$997,635	$910,451	$2,920,591	$2,768,795
Las Vegas Operations	392,477	388,044	1,180,448	1,096,405

	$1,390,112	$1,298,495	$4,101,039	$3,865,200

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

Below are definitions of the statistics discussed:

•	Table games win is the amount of drop or turnover that is retained and recorded as casino revenue.

•	Drop is the amount of cash and net markers issued that are deposited in a gaming table’s drop box.

•	Turnover is the sum of all losing rolling chip wagers within our Wynn Macau Operations’ VIP program.

•	Rolling chips are identifiable chips that are used to track turnover for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenue.

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

Financial results for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenues

Net revenues for the three months ended September 30, 2013, were comprised of $1,105.6 million in casino revenues (79.5% of total net revenues) and $284.5 million of net non-casino revenues (20.5% of total net revenues). Net revenues for the three months ended September 30, 2012, were comprised of $1,012.8 million in casino revenues (78% of total net revenues) and $285.7 million of net non-casino revenues (22% of total net revenues).

Casino revenues are primarily comprised of the net win from our table games and slot machine operations. Casino revenues for the three months ended September 30, 2013, of $1,105.6 million represents a $92.8 million (9.2%) increase from casino revenues of $1,012.8 million for the three months ended September 30, 2012.

For the three months ended September 30, 2013, our Macau Operations experienced an $86.8 million (10.1%) increase in casino revenues to $944 million, compared to the prior year quarter casino revenue of $857.2 million due primarily to stronger table games profits in our general casino and VIP casino. For the three months ended September 30, 2013, our Las Vegas Operations experienced a $6 million (3.9%) increase in casino revenues to $161.6 million, compared to the prior year quarter casino revenue of $155.6 million primarily due to an increase in table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our Macau and Las Vegas Operations.

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per day amounts)
Macau Operations:
VIP Casino
VIP turnover	$30,334,611	$27,622,665	$2,711,946	9.8%
VIP win as a % of turnover	3.04%	3.08%	(.04)pts	—

General Casino
Drop (1)	$630,683	$686,122	$(55,439)	(8.1)%
Table games win	$239,828	$211,307	$28,521	13.5%
Table games win % (1)	38.0%	30.8%	7.2pts	—
Table games win per unit per day	$12,872	$11,423	$1,449	12.7%

Slot machine handle	$1,165,840	$983,705	$182,135	18.5%
Slot machine win	$55,729	$54,412	$1,317	2.4%
Slot machine win per unit per day	$689	$620	$69	11.2%

Las Vegas Operations:
Drop	$676,287	$682,349	$(6,062)	(0.9)%
Table games win	$152,842	$149,204	$3,638	2.4%
Table games win %	22.6%	21.9%	0.7pts	—
Table games win per unit per day	$7,031	$7,323	$(292)	(4.0)%

Slot machine handle	$733,540	$723,514	$10,026	1.4%
Slot machine win	$45,848	$46,326	$(478)	(1.0)%
Slot machine win per unit per day	$258	$215	$43	20.0%

(1)	Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

For the three months ended September 30, 2013, room revenues were $123.1 million, an increase of $3.5 million (2.9%) compared to prior year quarter room revenue of $119.6 million. Room revenue at our Macau Operations decreased $1.2 million (4.2%) to $27.4 million compared to the prior year quarter room revenue of $28.6 million. During the second quarter of 2013, we began a renovation of the approximately 600 guestrooms in the original Wynn Macau tower, contributing to an approximate 7% reduction in the number of available room-nights for the third quarter of 2013 compared to the third quarter of 2012. We expect to complete the guestroom renovation by the end of 2013. Room revenue at our Las Vegas Operations increased approximately $4.7 million (5.1%) to $95.7 million compared to the prior year quarter room revenue of $91 million. In Las Vegas, during the three months ended September 30, 2013, we experienced an increase in room rates and occupancy rate.

The table below sets forth key operating measures related to room revenue.

	Three Months Ended September 30,
	2013	2012
Average Daily Rate
Macau Operations	$310	$307
Las Vegas Operations	250	244
Occupancy
Macau Operations	95.8%	94.2%
Las Vegas Operations	87.9%	85.7%
REVPAR
Macau Operations	$297	$289
Las Vegas Operations	220	209

Other non-casino revenues for the three months ended September 30, 2013, included food and beverage revenues of $152.2 million, retail revenues of $69.4 million, entertainment revenues of $17.5 million, and other revenues from outlets, including the spa and salon, of $18.2 million. Other non-casino revenues for the three months ended September 30, 2012, included food and beverage revenues of $156.6 million, retail revenues of $63.2 million, entertainment revenues of $21.6 million, and other revenues from outlets such as the spa and salon, of $16.3 million. Food and beverage revenues at our Macau Operations decreased $0.8 million, while food and beverage revenues at our Las Vegas Operations decreased $3.6 million as compared to the prior year quarter. Retail revenues at our Macau Operations increased $1.9 million and retail revenues at our Las Vegas operations increased $4.3 million as we completed the reconfiguration to our retail area during the first half of 2013. Entertainment revenues decreased $4.1 million from the prior year quarter due to a Las Vegas show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the three months ended September 30, 2013, departmental expenses included casino expenses of $699.9 million, room expenses of $33.6 million, food and beverage expenses of $84.1 million, and entertainment, retail and other expenses of $45.5 million. Also included are general and administrative expenses of $105 million and a charge of $11.3 million for the provision for doubtful accounts. For the three months ended September 30, 2012, departmental expenses included casino expenses of $653.9 million, room expenses of $31.9 million, food and beverage expenses of $80.7 million, and entertainment, retail and other expenses of $46.9 million. Also included for the three months ended September 30, 2012, are general and administrative expenses of $115.8 million and a charge of $5.3 million for the provision for doubtful accounts. Casino expenses increased for the three months ended September 30, 2013, from the prior year quarter primarily due to higher gaming taxes commensurate with the increase in casino revenue at our Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Food and beverage expenses increased over the prior year quarter primarily due to additional nightclub promotional costs at our Las Vegas Operations. General and administrative expenses decreased from the prior year quarter due to higher expenses related to litigation with a former shareholder that were incurred in the prior year quarter. Our provision for doubtful accounts increased from the prior year quarter due to the timing of collections.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2013, was $93.3 million compared to $94.3 million for the three months ended September 30, 2012.

During the construction of our properties, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations are capitalized. Once these properties open, their assets are placed into service and we begin recognizing the associated depreciation expense. Depreciation expenses continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets and adjust them when warranted.

The maximum useful life of assets at our Macau Operations is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and August 2029, respectively. Consequently, depreciation related to our Macau Operations is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other for the three months ended September 30, 2013, were $2.6 million compared to $22.7 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts. For the three months ended September 30, 2012, property charges and other related primarily to a remodel of a Las Vegas restaurant, charges related to the termination of a Las Vegas show which ended its run in November 2012, and miscellaneous renovations and abandonments.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $3.2 million for the three months ended September 30, 2013, compared to $3.8 million for the three months ended September 30, 2012. During 2013 and 2012, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were primarily in money market accounts, time deposits and fixed deposits with a maturity of three months or less.

Interest expense was $73.5 million, net of capitalized interest of $3 million, for the three months ended September 30, 2013, compared to $75.1 million, net of capitalized interest of $0.5 million, for the three months ended September 30, 2012. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Changes in the fair value of our interest rate swaps are recorded as an increase or (decrease) in swap fair value in each period. We recorded a loss of $3.5 million for the three months ended September 30, 2013, resulting from the decrease in the fair value of our interest rate swaps during the period. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

As described in Note 9 to our Condensed Consolidated Financial Statements, we amended our Wynn Macau credit facilities in July 2012. In connection with amending the Wynn Macau credit facilities, we expensed $17.7 million of deferred financing costs and third party fees.

On September 17, 2012, we terminated the Wynn Las Vegas Credit Agreement. No loans were outstanding under the Wynn Las Vegas Credit Agreement at the time of termination. Prior to such termination, certain letters of credit in which lenders had participated pursuant to the Wynn Las Vegas Credit Agreement were reallocated to a separate, unsecured letter of credit facility provided by Deutsche Bank, A.G. Wynn Las Vegas did not incur any early termination penalties in connection with the termination. In connection with the termination, the Company expensed $2 million of previously deferred financing costs and third party fees related to the Wynn Las Vegas Credit Agreement.

Income Taxes

For the three months ended September 30, 2013 and 2012, we recorded a tax benefit of $7.3 million and $7.6 million, respectively. Our income tax benefit is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended September 30, 2013 and 2012, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.7 million and $0.6 million, respectively.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $26 million and $20.3 million in such taxes during the three months ended September 30, 2013 and 2012, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

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

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $66.8 million for the three months ended September 30, 2013, compared to $53.1 million for the three months ended September 30, 2012. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Revenues

Net revenues for the nine months ended September 30, 2013, were comprised of $3,228.2 million in casino revenues (78.7% of total net revenues) and $872.8 million of net non-casino revenues (21.3% of total net revenues). Net revenues for the nine months ended September 30, 2012, are comprised of $3,015.5 million in casino revenues (78% of total net revenues) and $849.7 million of net non-casino revenues (22% of total net revenues).

Casino revenues are comprised of the net win from our table games and slot machine operations. Casino revenues of $3,228.2 million for the nine months ended September 30, 2013, represents a $212.7 million (7.1%) increase from casino revenues of $3,015.5 million for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, our Macau Operations experienced a $144 million (5.5%) increase in casino revenues to $2,747.7 million, compared to the prior year period casino revenue of $2,603.7 million due primarily to strong table games results in both the general casino and VIP casino. For the nine months ended September 30, 2013, our Las Vegas Operations experienced a $68.7 million (16.7%) increase in casino revenues to $480.5 million, compared to the prior year period casino revenue of $411.8 million due to a significant increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our Macau and Las Vegas Operations.

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per unit per day amounts)
Macau Operations:
VIP Casino
VIP turnover	$88,617,910	$91,512,158	$(2,894,248)	(3.2)%
VIP win as a % of turnover	3.04%	2.81%	.23pts	—

General Casino
Drop (1)	$1,942,073	$2,065,323	$(123,250)	(6.0)%
Table games win	$699,999	$625,355	$74,644	11.9%
Table games win % (1)	36.0%	30.3%	5.7pts	—
Table games win per unit per day	$12,573	$11,439	$1,134	9.9%

Slot machine handle	$3,453,231	$3,610,782	$(157,551)	(4.4)%
Slot machine win	$174,926	$191,294	$(16,368)	(8.6)%
Slot machine win per unit per day	$742	$746	$(4)	(0.5)%

Las Vegas Operations:
Drop	$1,893,227	$1,912,430	$(19,203)	(1.0)%
Table games win	$449,414	$384,979	$64,435	16.7%
Table games win %	23.7%	20.1%	3.6pts	—
Table games win per unit per day	$7,027	$6,397	$630	9.8%

Slot machine handle	$2,142,738	$2,150,263	$(7,525)	(0.3)%
Slot machine win	$132,821	$129,812	$3,009	2.3%
Slot machine win per unit per day	$234	$199	$35	17.6%

(1)	Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

For the nine months ended September 30, 2013, room revenues were $372.9 million, an increase of $10.9 million (3%) compared to prior year period room revenue of $362 million. Room revenue at our Macau Operations decreased $2.4 million (2.7%) to $85.1 million compared to the prior year period of $87.5 million. During the second quarter of 2013, we began a renovation of the approximately 600 guestrooms in the original

Wynn Macau tower, contributing to an approximate 5% reduction in the number of available room-nights for the nine months ended September 30, 2013 compared to the prior year period of 2012. We expect to complete the guestroom renovation by the end of 2013. Room revenue at our Las Vegas Operations increased to $287.8 million, approximately $13.3 million (4.8%) compared to the prior year period’s $274.5 million. In Las Vegas, during the nine months ended September 30, 2013, we experienced an increase in occupancy and an increase in room rates compared to the nine months ended September 30, 2012.

The table below sets forth key operating measures related to room revenue.

	Nine Months Ended September 30,
	2013	2012
Average Daily Rate
Macau Operations	$313	$316
Las Vegas Operations	259	251
Occupancy
Macau Operations	95.0%	91.8%
Las Vegas Operations	85.9%	84.2%
REVPAR
Macau Operations	$297	$290
Las Vegas Operations	222	211

Other non-casino revenues for the nine months ended September 30, 2013, included food and beverage revenues of $461.5 million, retail revenues of $206.1 million, entertainment revenues of $47.4 million, and other revenues from outlets, including the spa and salon, of $56.2 million. Other non-casino revenues for the nine months ended September 30, 2012, included food and beverage revenues of $452.8 million, retail revenues of $192.8 million, entertainment revenues of $60.8 million, and other revenues from outlets such as the spa and salon, of $54.8 million. Food and beverage revenues increased primarily due to strong business in our restaurants at our Las Vegas Operations. Retail revenues at our Macau Operations increased $8 million due to stronger business in our leased stores. Retail revenues at our Las Vegas Operations increased $5.3 million as we completed the reconfiguration to certain stores in our retail area during the first half of 2013. Entertainment revenues decreased due to a Las Vegas show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the nine months ended September 30, 2013, departmental expenses included casino expenses of $2,062.5 million, room expenses of $101 million, food and beverage expenses of $253.5 million, and entertainment, retail and other expenses of $128.8 million. Also included are general and administrative expenses of $332.3 million and a charge of $7.1 million for the provision for doubtful accounts. For the nine months ended September 30, 2012, departmental expenses included casino expenses of $1,974.2 million, room expenses of $95.2 million, food and beverage expenses of $235.6 million, and entertainment, retail and other expenses of $144.6 million. Also included for the nine months ended September 30, 2012, are general and administrative expenses of $321.5 million and $6.1 million charged as a provision for doubtful accounts. Casino expenses have increased for the nine months ended September 30, 2013, over the prior year period due primarily to higher gaming taxes commensurate with the increase in casino revenue at our Las Vegas Operations and Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs at our Las Vegas Operations. The decrease in entertainment, retail and other expenses was due primarily to a Las Vegas show that ended its run in November 2012. General and administrative expense increased primarily due to higher stock-based compensation expense related to the accelerated vesting of a restricted stock award that was previously granted to our former chief operating officer and increased development costs partially offset by higher expenses related to the share redemption and litigation with a former shareholder that were incurred during the prior year period. During the nine months ended September 30, 2013 and 2012, we recorded adjustments of $14.9 million and $30.9 million, respectively, to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2013, was $279.1 million compared to $280.1 million for the nine months ended September 30, 2012.

During the construction of our properties, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations are capitalized. Once these properties open, their assets are placed into service and we begin recognizing the associated depreciation expense. Depreciation expenses will continue throughout the estimated useful lives of these assets. In addition, we continually evaluate the useful life of our property and equipment, intangibles and other assets and adjust them when warranted.

The maximum useful life of assets at Wynn Macau is the remaining life of the gaming concession or land concession, which currently expire in June 2022 and August 2029, respectively. Consequently, depreciation related to Wynn Macau is charged on an accelerated basis when compared to our Las Vegas Operations.

Property charges and other

Property charges and other for the nine months ended September 30, 2013, were $13.6 million compared to $36.5 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts, entertainment development costs and a contract termination fee. For the nine months ended September 30, 2012, property charges and other related primarily to a remodel of a Las Vegas restaurant, charges related to the cancellation of a Las Vegas show which ended its run in November 2012, and miscellaneous renovations and abandonments.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $11.6 million for the nine months ended September 30, 2013, compared to $7.8 million for the nine months ended September 30, 2012. During 2013 and 2012, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were primarily in money market accounts, time deposits and fixed deposits with a maturity of three months or less.

Interest expense was $222.7 million, net of capitalized interest of $6.4 million, for the nine months ended September 30, 2013, compared to $211 million net of capitalized interest of $1 million for the nine months ended September 30, 2012. Our interest expense increased compared to the prior year period primarily due to the issuance of the Wynn Las Vegas $500 million 4 1/4 % Senior Notes in May 2013 and a full period of expense for the $1.94 billion Redemption Note and the Wynn Las Vegas $900 million 5 3/8 % first mortgage notes. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Changes in the fair value of our interest rate swaps are recorded as an increase or (decrease) in swap fair value in each period. We recorded a gain of $13.1 million for the nine months ended September 30, 2013, resulting from the increase in the fair value of our interest rate swaps during the period. For the nine months ended September 30, 2012, we recorded a gain of $4.9 million resulting from the increase in the fair value of interest rate swaps between December 31, 2011 and September 30, 2012. In addition, in June 2012, we terminated an interest rate swap agreement that was used to hedge a portion of the underlying interest rate risk on borrowings under the then existing Wynn Las Vegas Credit Agreement for a payment of $2.4 million and an interest rate swap agreement that was used to hedge a portion of the underlying interest rate risk on borrowings under the then existing Wynn Macau credit facilities matured. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

On May 22, 2013, Wynn Las Vegas completed the purchase of $274.7 million of the 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”) pursuant to a tender offer for any and all of the 2017 Notes. In connection with this tender offer, Wynn Las Vegas paid $19.6 million in consideration to holders who tendered their notes. Additionally, Wynn Las Vegas expensed $6.7 million of unamortized debt issue costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. In accordance with the applicable accounting standards, we recorded these expenses and charges as a loss on extinguishment of debt totaling $26.6 million.

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

As described in Note 9 to our Condensed Consolidated Financial Statements, we amended our Wynn Macau credit facilities in July 2012. In connection with amending the Wynn Macau credit facilities, we expensed $17.7 million of deferred financing costs and third party fees.

Income Taxes

For the nine months ended September 30, 2013 and 2012, we recorded a tax benefit of $11.3 million and $12.5 million, respectively. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2013 and 2012, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $10.8 million and $1.8 million, respectively.

Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $76.7 million and $66.9 million in such taxes during the nine months ended September 30, 2013 and 2012, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

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

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly-owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $198.9 million for the nine months ended September 30, 2013, compared to $172.2 million for the nine months ended September 30, 2012. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Macau Operations	$329,106	$292,161	$949,905	$884,144
Las Vegas Operations	106,515	110,390	362,529	293,193

	$435,621	$402,551	$1,312,434	$1,177,337

For the three months ended September 30, 2013, the Adjusted Property EBITDA at our Macau Operations benefitted from strong table games results in both the general casino and the VIP casino. For the three months ended September 30, 2013, the Adjusted Property EBITDA at our Las Vegas Operations was negatively impacted by a decrease in profitability at our nightclubs.

For the nine months ended September 30, 2013, both our Macau and Las Vegas Operations benefitted from stronger operating results primarily in the casino department due to an increase in our table games win percentage. Refer to the discussions above regarding the specific details of our results of operations.

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

Net cash provided by operations for the nine months ended September 30, 2013, was $1,281.3 million compared to $989.2 million provided by operations for the nine months ended September 30, 2012. Cash flow from operations improved due to significant changes in ordinary working capital accounts such as accounts payables and accrued expenses. Also benefitting operating cash flow was increased operating income that was driven by stronger operating results in the casino department.

Investing Activities

Capital expenditures were approximately $324.8 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, our capital expenditures, net of construction payables and retention, included approximately $249 million of site preparation costs and piling work for Wynn Palace and various other renovations at our resorts. Capital expenditures for the nine months ended September 30, 2012 were approximately $168.3 million and related to various renovations at our resorts, a one-time payment of $50 million in consideration of an unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land that we are using for constructing Wynn Palace, as well as approximately $35 million of site preparation costs for Wynn Palace.

Financing Activities

Macau Operations

On July 30, 2013, Wynn Macau, S.A. exercised its option to increase the senior term loan facility by US$200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities (as defined below). The US$200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Wynn Palace related construction and development costs. The additional US$200 million equivalent will mature on July 31, 2018 and will bear interest at HIBOR plus a margin between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

As of September 30, 2013, our Wynn Macau credit facilities, as amended, (collectively the “Amended Wynn Macau Credit Facilities”) consisted of a US$950 million equivalent fully funded senior secured term loan facility (the “Wynn Macau Senior Term Loan”) and a US$1.55 billion equivalent senior secured revolving credit facility (the “Wynn Macau Senior Revolver”). Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollars and United States Dollar tranches, were used to refinance Wynn Macau’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace, and for general corporate purposes.

As of September 30, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolver. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

On October 16, 2013, Wynn Macau, Limited issued $600 million aggregate principal amount of 5.25% Senior Notes due 2021 (the “2021 Notes”). Wynn Macau, Limited received net proceeds of approximately $591.5 million from the offering of the 2021 Notes after deducting commissions and estimated expenses of the offering and will use the net proceeds for working capital requirements and general corporate purposes.

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

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, unamortized debt issue costs and original issue discount related to the 2017 Notes totaling $6.7 million were expensed and are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

Separately, on May 22, 2013, the Issuers completed its issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the“2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, all of the Issuers’ subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer, and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, used the remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

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

Capital Resources

At September 30, 2013 we had approximately $2 billion of cash and cash equivalents and $255.7 million of available for sale investments in foreign and domestic debt securities with maturities of up to two years. Our cash is available for operations, debt service and extinguishment, development activities, general corporate purposes and enhancements to our resorts. In addition, at September 30, 2013 we had $443 million of restricted cash consisting of funds held for the purpose of redeeming, in November 2013, the portion of the 2017 Notes that were not tendered in May 2013 and also consisting of proceeds from our financing activities that were restricted by the agreements governing our debt instruments for the payment of certain Wynn Palace related construction and development costs. Of our total unrestricted cash and investments, Wynn Macau, Limited and its subsidiaries held $1,096.7 million and $13 million in cash and available for sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on September 30, 2013, approximately two-thirds of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $730 million and $242.7 million of cash and available for sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $214.5 million.

On July 31, 2012, Wynn Macau, S.A. amended and restated its credit facilities, dated September 14, 2004 to expand the availability under the Wynn Macau, S.A. senior secured bank facility to US$2.3 billion equivalent, consisting of a US$750 million equivalent fully funded senior term loan facility and a US$1.55 billion equivalent senior secured revolving credit facility.

On July 30, 2013, Wynn Macau, S.A. exercised its option to increase the senior term loan facility by US$200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The US$200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Wynn Palace related construction and development costs. The additional US$200 million equivalent will mature on July 31, 2018 and will bear interest at HIBOR plus a margin between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

As of September 30, 2013, there were no amounts outstanding under the Wynn Macau Senior Revolver. Accordingly, the Company has availability of US$1.55 billion under the Amended Wynn Macau Credit Facilities.

On October 16, 2013, Wynn Macau, Limited issued the 2021 Notes. Wynn Macau, Limited received net proceeds of approximately $591.5 million from the offering of the 2021 Notes after deducting commissions and estimated expenses of the offering and will use the net proceeds for working capital requirements and general corporate purposes.

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

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. On November 11, 2013, we announced that our Board had elected to withdraw the previously-filed application for a gaming license in Pennsylvania. We have made an application for a gaming license in Massachusetts and have announced a potential project in that jurisdiction. The process is competitive and we do not expect to know the outcome until 2014. Proceeding with this project will require significant expenditure of Company funds. In addition, we are exploring various international jurisdictions for expansion opportunities.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2013, we had unsecured outstanding letters of credit totaling $15.8 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2013 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as discussed above under “Financing Activities.”

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

Critical Accounting Policies

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies for the nine months ended September 30, 2013.

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of these interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase or (decrease) in swap fair value in our Condensed Consolidated Statements of Income as the swaps do not qualify for hedge accounting.

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

Interest Rate Sensitivity

As of September 30, 2013, approximately 96% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2013, an assumed 1% change in the variable rates would cause our annual interest cost to change by $2.3 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, because our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Approximately 55% of our cash balances are denominated in foreign currencies, primarily the Hong Kong Dollar. Based on our balances at September 30, 2013, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $10.9 million.

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

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to those risk factors during the nine months ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

In November 2009, our Board of Directors approved the commencement of a regular quarterly cash dividend program. On January 31, 2013 the Company announced a cash dividend of $1.00 per share, payable on February 28, 2013 to stockholders of record as of February 14, 2013. On April 25, 2013 the Company announced a cash dividend of $1.00 per share, payable on May 23, 2013 to stockholders of record as of May 9, 2013. On July 29, 2013 the Company announced a cash dividend of $1.00 per share, payable on August 26, 2013 to stockholders of record as of August 12, 2013. On October 24, 2013, the Company announced a cash dividend of $1.00 per share, payable on November 21, 2013 to stockholders of record as of November 7, 2013. On November 5, 2013 the Company announced a cash dividend of $3.00 per share payable on December 6, 2013 to stockholders of record on November 20, 2013. Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities. On March 28, 2013, the Wynn Macau, Limited Board of Directors recommended the payment of a HK$1.24 per share dividend that was approved by the shareholders of Wynn Macau, Limited at their annual meeting on May 16, 2013 and subsequently paid on June 6, 2013. On August 23, 2013, the Wynn Macau, Limited Board of Directors approved a dividend of HK$0.50 per share that was paid on September 23, 2013.

Issuer Purchases of Equity Securities

In July 2013, the Company repurchased a total of 684 shares at an average price of $131.99 per share in satisfaction of tax withholding obligations on vested restricted stock.

Item 6. Exhibits

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)

3.2	Sixth Amended and Restated Bylaws of the Registrant, as amended. (2)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.

*101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 12, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statement of Stockholders’ Equity at September 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

Wynn Resorts, Limited agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Filed herewith.
(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.
(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on September 12, 2013 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 12, 2013	By:	/s/ Matt Maddox
Matt Maddox
President, Chief Financial Officer and Treasurer
(Principal Financial Officer)