Form 10-K
period 2013-12-31
WYNN RESORTS LTD
filed 2014-02-28
CIK 1174922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2013 was approximately $10.3 billion.

As of February 14, 2014, 101,212,217 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Wynn Resorts, Limited, a Nevada corporation, was formed in June 2002, is led by Chairman and Chief Executive Officer, Stephen A. Wynn, and is a leading developer, owner and operator of destination casino resorts. Wynn Resorts, Limited currently owns 72.3% of Wynn Macau, Limited which operates a casino hotel resort property in the Macau Special Administrative Region of the People’s Republic of China (“Macau”). In Las Vegas, Nevada, we own and operate Wynn Las Vegas, which includes Encore at Wynn Las Vegas. We present our results based on the following two segments: Macau Operations and Las Vegas Operations. For more information on the financial results for our segments, see Item 8—“Financial Statements and Supplementary Data”, Note 17 “Segment Information.”

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

Our Macau Operations feature 1,008 spacious guest rooms and suites, 493 table games, 866 slot machines and a poker pit in approximately 280,000 square feet of casino gaming space (including sky casinos and private gaming salons), casual and fine dining in eight restaurants, two spas and a salon, lounges, meeting facilities and approximately 57,000 square feet of retail space featuring boutiques from Bvlgari, Cartier, Chanel, Dior, Dunhill, Ermenegildo Zegna, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, and others. Our Macau Operations include a show in the rotunda featuring a Chinese zodiac-inspired ceiling along with gold “prosperity tree” and “dragon of fortune” attractions.

Las Vegas Operations

Wynn Las Vegas opened on April 28, 2005. On December 22, 2008, we opened Encore at Wynn Las Vegas, an expansion of Wynn Las Vegas. We refer to the fully integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as “Wynn Las Vegas | Encore” or as our “Las Vegas Operations.” We believe that this resort offers exceptional accommodations, amenities and service.

Our Las Vegas Operations feature 4,748 hotel rooms and suites, 230 table games, 1,854 slot machines, a race and sports book and a poker room in approximately 186,000 square feet of casino gaming space (including a sky casino and private gaming salons), casual and fine dining in 34 food and beverage outlets, two spas and salons, lounges, and approximately 96,000 square feet of retail space featuring boutiques from Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others. Our Las Vegas Operations also offer three nightclubs, a beach club, a Ferrari and Maserati automobile dealership, wedding chapels, an 18-hole golf course, approximately 284,000 square feet of meeting space, a specially designed theater presenting “Le Rêve-The Dream,” a water-based theatrical production, and the Encore Theater presenting various headliner entertainment acts throughout the year.

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information.

Construction and Development Opportunities

In the ordinary course of our business, and as a market leader and innovator, we have made and continue to make certain enhancements and refinements to our resort complexes.

In September 2011, Palo Real Estate Company Limited (“Palo”) and Wynn Resorts (Macau), S.A. (“Wynn Macau”), each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession.

The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (including interest at 5%) which began in November 2012. As of December 31, 2013, the Company has recorded this obligation and related asset with $29.3 million included as a current liability and $46.8 million included as a long-term liability. The Company will also be required to make annual lease payments of $0.8 million during the resort construction period and annual lease payments of approximately $1.1 million once the development is completed.

On the land subject to the land concession discussed above, we are currently constructing Wynn Palace, a full-scale integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4 billion. As of December 31, 2013, we have invested $703.7 million in the project. We continue to remain on schedule for an opening in the first half of 2016.

On July 29, 2013, Wynn Macau and Palo executed a guaranteed maximum price construction (“GMP”) contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately $2.57 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016, will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

Our Strategy

We believe that Steve Wynn is the preeminent designer, developer and operator of destination casino resorts and has developed brand name status. Mr. Wynn’s involvement with our casino resorts provides a distinct advantage over other gaming enterprises. We integrate luxurious surroundings, distinctive entertainment and superior amenities, including convention facilities, entertainment, fine dining and premium retail offerings, to create resorts that appeal to our international customer base.

Our resorts are designed, built and operated to provide a premium experience for our guests. Our business is dependent upon repeat visitation from our guests and we believe superior customer experience and service is the best marketing strategy to attract and retain our customers. Our company heavily emphasizes human resources and staff training to ensure our employees are prepared to provide the luxury service that our guests expect. We market our resorts directly to gaming customers using database marketing techniques, as well as traditional incentives, including reduced room rates and complimentary meals and suites. Our rewards system offers discounted and complimentary meals, lodging and entertainment for our guests. We also create general market awareness for our resorts through various media channels, including social media, television, radio, newspapers, magazines, the internet, direct mail and billboards.

Mr. Wynn and his team bring significant experience in designing, developing and operating casino resorts. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. We also have an approximately 125-person design, development and construction subsidiary, the senior management of which has significant experience in all major construction disciplines.

For the sixth consecutive year, Wynn Macau and The Spa at Wynn Macau received the Forbes five-star distinction, while Encore at Wynn Macau and the Spa at Encore at Wynn Macau received the Forbes five-star distinction for the second consecutive year. For the eighth consecutive year, The Tower Suites at Wynn Las Vegas has received the Forbes five-star distinction. The Spa at Wynn Las Vegas earned five-star recognition from Forbes for the sixth year in a row. The Tower Suites at Encore and the Spa at Encore are also recipients of the Forbes five-star distinction. In addition, a number of restaurants in our resorts have earned star-distinction from Forbes, with 38 stars in total for the current year.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. On November 11, 2013, we announced that our Board had elected to withdraw the previously filed application for a gaming license in Pennsylvania. We have made an application for a gaming license in Massachusetts. The process is competitive and we do not expect to know the outcome until the end of the first half of 2014. Proceeding with this project will require significant expenditure of Company funds. In addition, we are exploring expansion opportunities in other international jurisdictions.

Market and Competition

The casino resort industry is highly competitive. Both our Macau Operations and our Las Vegas Operations compete with other high-quality casino resorts. Resorts located on or near our properties compete on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our Macau and Las Vegas resorts from other major resorts by concentrating on our fundamental elements of superior design, atmosphere, personal service and luxury.

Macau

Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and approximately one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China, with two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In 2002, the government of Macau ended a

40 year monopoly of the conduct of gaming operations by conducting a competitive process resulting in the issuance of concessions to conduct gaming operations to three concessionaires (including Wynn Macau), who in turn were permitted, subject to the approval of the government of Macau, to each grant one subconcession, resulting in a total of six gaming concessionaires. In addition to Wynn Macau, each of Sociedade de Jogos de Macau (“SJM”) and Galaxy Entertainment Group Limited are primary concessionaires and Sands China Ltd., Melco Crown and MGM China Holdings Limited operate under subconcessions. There is no limit to the number of casinos each concessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 35 operating casinos in Macau.

We believe that Macau is located in one of the world’s largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau, the largest gaming market in the world, generated approximately $45.2 billion in gaming revenue in 2013, an 18.6% increase over the approximately $38.1 billion generated in 2012, and a significant increase over the approximately $2.9 billion generated in 2002.

Macau’s gaming market is primarily dependent on tourists. Tourist arrivals in 2013 were 29.3 million, compared to 28.1 million in 2012. The Macau market has also experienced tremendous growth in capacity in the last several years. As of December 31, 2013, there were 27,764 hotel rooms, 5,750 table games and 13,106 slot machines in Macau, compared to 12,978 hotel rooms, 2,762 table games and 6,546 slot machines as of December 31, 2006.

Gaming customers traveling to Macau have typically come from nearby destinations in Asia including Hong Kong, mainland China, Taiwan, South Korea and Malaysia. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 90% of the tourists who visited Macau in 2013 came from Hong Kong, mainland China and Taiwan. Travel to Macau by citizens of mainland China requires a visa. Chinese government officials have, on occasion, exercised their authority to adjust the visa policy and may do so in the future.

Wynn Macau faces competition from casinos located throughout Asia, as well as other major gaming centers located around the world, including Singapore, Australia, Las Vegas and cruise ships in Asia that offer gaming.

Las Vegas

Las Vegas is the largest gaming market in the United States. During 2013, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased levels of gaming revenue and hotel room demand. While these gaming and hotel statistics have increased from prior year levels, uncertainty still exists in the Las Vegas market. During 2013, the average daily room rate increased 2.4%, visitation remained relatively flat at 39.7 million visitors, and Las Vegas Strip gaming revenues increased 4.8%, all as compared to the year ended December 31, 2012. During 2012, the average daily room rate increased 2.8%, visitation increased 2.1% to 39.7 million visitors, and Las Vegas Strip gaming revenues increased 2.3%, all as compared to the year ended December 31, 2011.

Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. Our Las Vegas Operations also compete, to some extent, with other casino resorts in Nevada and throughout the United States, and elsewhere in the world. The legalization of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. New or renovated casinos in Asia, including Singapore, the Philippines, South Korea and Macau, could draw gaming customers away from Las Vegas.

Geographic Data

Geographic data are reported in Item 8—“Financial Statements and Supplementary Data”, Note 17 “Segment Information.” Additional financial data about our geographic operations is provided in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Regulation and Licensing

Macau

General. As a casino concessionaire, Wynn Macau, an indirect 72.3% owned subsidiary of the Company, is subject to the regulatory control of the Government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires or subconcessionaires are permitted to operate casinos. Subconcessions may be awarded subject to the approval of the Macau government and each concessionaire has issued one subconcession. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, form the framework for the regulation of the activities of the concessionaire.

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

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 4% of gross gaming revenue for the promotion of public interests, social security, infrastructure and tourism. Concessionaires are obligated to withhold applicable taxes, according to the rate in effect as set by the government, from any commissions paid to games promoters. The withholding rate may be adjusted from time to time.

A games promoter, also known as a junket representative, is a person who, for the purpose of promoting casino gaming activity, arranges customer transportation and accommodations, and provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. Macau law provides that games promoters must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect owners of 5% or more of a games promoter (regardless of its corporate form or sole proprietor status), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a games promoters’ license is one calendar year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years. The Gaming Inspection and Coordination Bureau (“DICJ”) implemented certain instructions in 2009, which have the force of law, relating to commissions paid to, and by, games promoters. Such instructions also impose certain financial reporting and audit requirements on games promoters.

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

The government of Macau may assume temporary custody and control over the operation of a concession in certain circumstances. During any such period, the costs of operations must be borne by the concessionaire. The government of Macau also may redeem a concession starting at an established date after the entering into effect of a concession. The government of Macau may also terminate a concession for cause, including, without limitation, failure of the concessionaire to fulfill its obligations under law or the concession contract.

Concession Agreement. The concession agreement between Wynn Macau and the Macau government required Wynn Macau to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion Macau patacas (approximately $500 million) in Macau-related projects by June 2009. These obligations were satisfied upon the opening of Wynn Macau in 2006.

Wynn Macau was also obligated to obtain, and did obtain, a 700 million Macau pataca (approximately $87 million) bank guarantee from Banco National Ultramarino, S.A. (“BNU”) that was effective until March 31, 2007. The amount of this guarantee was reduced to 300 million Macau patacas (approximately $37 million) for the period from April 1, 2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. Wynn Macau is obligated, upon demand by BNU, to promptly repay any claim made on the guarantee by the Macau government. BNU is currently paid an annual fee by Wynn Macau for the guarantee of approximately 5.2 million patacas (approximately $0.7 million).

The government of Macau may redeem the concession beginning on June 24, 2017, and in such event Wynn Macau will be entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied for the remaining years under the concession.

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

If the government of Macau unilaterally rescinds the concession agreement for one of the reasons stated above, Wynn Macau will be required to compensate the government in accordance with applicable law, and the areas defined as casino under Macau law and all of the gaming equipment pertaining to the gaming operations of Wynn Macau will be transferred to the government without compensation. In addition, the government of Macau may, in the public interest, unilaterally terminate the concession at any time, in which case Wynn Macau would be entitled to reasonable compensation.

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

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC (“Wynn Resorts Holdings”), a wholly owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn

Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of debt securities registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the debt securities, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the “Okada Parties”).

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of the Aruze shares, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although the Company has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of the Company.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note (the “Redemption Note”) to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Okada Parties have challenged the redemption of Aruze USA, Inc.’s shares and the Company is currently involved in litigation with those parties as well as related shareholder derivative litigation. See Item 1A—“Risk Factors”, Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies”. The outcome of these various proceedings cannot be predicted. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

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

Approval of Public Offerings. We may not make a public offering without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 21, 2013, the Nevada Gaming Commission granted us and Wynn Las Vegas, LLC prior approval, subject to certain conditions, to make public offerings for a period of three years (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada State Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Licenses for Conduct of Gaming and Sale of Alcoholic Beverages. The conduct of gaming activities and the service and sale of alcoholic beverages at Wynn Las Vegas are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board, which has granted Wynn Las Vegas, LLC licenses for such purposes. In addition to approving Wynn Las Vegas, LLC, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

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

Employees

As of December 31, 2013, we had a total of approximately 16,500 full-time equivalent employees (including approximately 7,000 in Macau and 9,500 in Las Vegas).

We entered into a ten year collective bargaining agreement with the Culinary and Bartenders Union local covering approximately 5,575 employees at our Las Vegas Operations that will expire in 2015. We also entered into a ten year collective bargaining agreement with the Transportation Workers Union in November 2010, which covers the table games dealers at Wynn Las Vegas. Certain other unions may seek to organize the workers of our Las Vegas Operations.

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

A common element of most of these marks is the use of the surname “WYNN.” As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired “secondary meaning.” Wynn Resorts has been successful in demonstrating to the PTO such secondary meaning for the Wynn name based upon factors including Mr. Wynn’s prominence as a resort developer.

Federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations.

We have also filed applications with various foreign patent and trademark registries, including in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include many of the same marks filed with the United States PTO and include “WYNN MACAU,” “WYNN LAS VEGAS,” “WYNN PALACE” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—“Risk Factors” and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn and existing management;

•	regulatory or enforcement actions and probity investigations;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada’s shares;

•	any violations by us of the Foreign Corrupt Practices Act or federal anti-money laundering laws;

•	pending or future legal proceedings;

•	decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	uncertainties over the development and success of new gaming and resort properties;

•	new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	general global macroeconomic conditions;

•	doing business in foreign locations such as Macau;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	the effect of environmental regulation on management and construction of projects;

•	our current and future insurance coverage levels;

•	our subsidiaries’ ability to pay us dividends and distributions;

•	our ability to protect our intellectual property rights;

•	our relationships with Macau games promoters;

•	our ability to maintain our customer relationships and collect and enforce gaming debts;

•	the maintenance of our concession from the Macau government;

•	changes in exchange rates;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	changes in U.S. laws regarding healthcare;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	volatility and weakness in world-wide credit and financial markets and from governmental intervention in the financial markets;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	the impact that an outbreak of an infectious disease or the impact of extreme weather patterns or a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

A significant number of our gaming customers at Wynn Macau come from mainland China. Any economic disruption or contraction in China could disrupt the number of patrons visiting our property or the amount they may be willing to spend. In addition, any travel restrictions imposed by China on its citizens could disrupt the number of visitors from mainland China to our property. It is not known when, or if, policies similar to those implemented in 2009 restricting visitation by mainland Chinese citizens to Macau and Hong Kong, will be put in place and travel policies may be adjusted, without notice, in the future. The resulting decreased visitation would negatively affect our revenues and results of operations.

Potential violations of law by Mr. Okada (former director and formerly the largest beneficial owner of our shares) and his affiliates could have adverse consequences to the Company.

On February 18, 2012, the Board of Directors of Wynn Resorts received a report from Freeh, Sporkin & Sullivan, LLP detailing numerous instances of conduct constituting prima facie violations of the Foreign Corrupt Practices Act (the “FCPA”) by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies.” The Company has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators have and may pursue separate investigations into the Company’s compliance with applicable laws in connection with the Okada matter, as discussed in Item 3—“Legal Proceedings”. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company, which could negatively affect the Company’s financial condition or results of operations.

Mr. Okada and his affiliates have challenged the redemption of Aruze USA, Inc.’s Shares. An adverse judgment or settlement resulting from the related litigation could reduce our profits or limit our ability to operate our business.

On February 18, 2012, after receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the “Okada Parties”) were “unsuitable” within the meaning of Article VII of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock. See Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies”. On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and cancelling the shares of Aruze, USA, Inc. On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (collectively, the “Wynn Parties”), seeking, among other things a declaration that the redemption of Aruze USA, Inc.’s shares was void, an injunction restoring Aruze USA, Inc.’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze USA, Inc., Stephen A. Wynn, and Elaine Wynn (the “Stockholders Agreement”). In connection with the Redemption Action and Counterclaim (1) various Okada Parties filed a complaint in the Tokyo District Court against the Company, all members of the Board (other than Mr. Okada) and the Company’s General Counsel alleging that the press release issued by the Company in connection with the Redemption Action has damaged their social evaluation and credibility and seeking damages and legal fees, (2) four federal derivative actions were commenced against the Company and all members of its Board of Directors, (3) two state derivative actions were commenced against the Company and all members of its Board of Directors and (4) regulatory inquiries and investigations were initiated against the Company. See Item 3—“Legal Proceedings”, for a full description of these matters and status as of the date of this report. The Company is vigorously pursuing its claims against the Okada Parties, and together with the other counter-defendants, vigorously defending against the Counterclaims and other actions asserted against them. However, as with all litigation, the outcome of these proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

Change in valuation of our Redemption Price Promissory Note could have a negative impact on our results of operations.

In connection with the redemption of the shares previously held by Aruze USA, Inc., we recorded the fair value of the Redemption Note of approximately $1.94 billion in accordance with applicable accounting guidance. We utilized an independent third party valuation to assist in the determination of this fair value. In determining this fair value, we estimated the Redemption Note’s present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (see Item 8—“Financial Statements and Supplementary Data”, Note 16—“Commitments and Contingencies”); the outcome of on-going investigations of Aruze USA, Inc. by the United States Attorney’s Office, the U.S. Department of Justice and by the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note’s subordinated position relative to all other debt in our capital structure and credit ratings associated our traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt was used. As a result of this analysis, we concluded the Redemption Notes’ stated rate of 2% approximated a market rate.

A change in any of the assumptions discussed above could result in a change in the fair value of this Redemption Note and significantly impact our results of operations.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board’s unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. The disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company’s gaming licenses, and possibly have a negative impact on the Company’s ability to bid successfully for new gaming market opportunities.

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

We are subject to regulations imposed by the FCPA and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA.

Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our directors, employees, contractors or agents from violating or circumventing our policies and the law. If our directors, employees or agents fail to comply with applicable laws or Company policies governing our international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any future government investigations, prosecutions or other legal proceedings or actions, however, could have a negative impact on us.

Kazuo Okada, one of our former directors, failed to comply with internal training in these matters and failed to return to the Company an executed Acknowledgment agreeing to comply with the Company’s Code of Business Conduct and Ethics. For additional information on the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of the FCPA by Mr. Okada and certain of his affiliates, and the redemption of Aruze USA, Inc.’s shares, see Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies.” On February 19, 2012, the Company filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For a detailed description of the legal proceedings between the Company and Mr. Okada and his affiliates, see Item 3—“Legal Proceedings.”

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

Our casino, hotel, convention and other facilities face intense competition, which may increase in the future.

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

Our Macau operations also face intense competition. Currently there are 35 operating casinos in Macau. We hold a concession under one of only three gaming concessions and three subconcessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Current concessionaries and subconcessionaires can open additional facilities.

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

We are entirely dependent upon our Macau Operations and Las Vegas Operations for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of visitors to Las Vegas or Macau;

•	a decrease in gaming and non-casino activities at our resorts; and

•	the outbreak of infectious diseases.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

Development costs of Wynn Palace may be higher than expected.

The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4 billion.

These projected development costs reflect our best estimates and the actual development costs may be higher than expected. Owners’ contingencies that have been set aside to cover cost overruns may be insufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, we may not have the funds required to pay the excess costs and Wynn Palace may not be completed. Failure to complete Wynn Palace would negatively affect our financial condition, our results of operations and our ability to pay our debt.

There are significant risks associated with the construction of Wynn Palace, which could have an adverse effect on our financial condition, results of operations or cash flows from this planned facility.

Major construction projects of the scope and scale of Wynn Palace entail significant risks, including:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	delays or interference from severe weather or natural disasters;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Wynn Palace.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of the subcontractor’s work and payment for all of that subcontractor’s labor and materials. These bonds may not be adequate to ensure completion of the work.

Our Wynn Palace facility may not commence operations on schedule and construction costs for this project may exceed budgeted amounts. Failure to complete this project on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt.

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

Wynn Las Vegas. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Recent changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Wynn Macau. Although the law in Macau permits casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that Wynn Macau will be able to enforce these obligations only in a limited number of jurisdictions, including

Macau. To the extent our gaming customers are visitors from other jurisdictions, we may not have access to a forum in which we will be able to collect all of our gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and we may encounter forums that will refuse to enforce such debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

We are subject to extensive state and local regulation and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business.

The operations of our resorts are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations in the jurisdictions in which our resorts are located. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The Nevada Gaming Commission may require the holder of any debt or securities we or Wynn Las Vegas issue to file applications, be investigated and be found suitable to own Wynn Resorts’ securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

The Company’s articles of incorporation also provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts’ capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as Wynn Resorts elects.

On February 18, 2012, the Board of Directors of Wynn Resorts received the Freeh Report. See Item 3—“Legal Proceedings”, and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies.” After receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Okada were “unsuitable” within the meaning of Article VII of Wynn Resorts’ articles of incorporation and redeemed all of Aruze USA, Inc.’s shares of Wynn Resorts’ common stock. See Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies”.

Nevada regulatory authorities also have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approvals, approve changes in our operations and levy fines or require forfeiture of assets for violations of gaming laws or regulations. Complying with gaming laws, regulations and license requirements is costly. Any change in the Nevada laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures and forfeit assets, and would negatively affect our gaming operations.

Wynn Macau’s operations are subject to unique risks. Failure to adhere to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau’s concession or otherwise negatively affect its operations in Macau. Moreover, we are subject to the risk that U.S. regulators could determine that Macau’s gaming regulatory framework has not developed in a way that would permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Any disruption, compromise or loss of data or systems that results from a cybersecurity attack or breach could materially adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, including losses resulting from terrorism, and our insurance costs may increase.

We have comprehensive property and liability insurance policies for our properties with coverage features and insured limits that we believe are customary in their breadth and scope. However, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property.

Market forces beyond our control may limit the scope of the insurance coverage we can obtain in the future or our ability to obtain coverage at reasonable rates. Certain catastrophic losses may be uninsurable or too expensive to justify obtaining insurance. As a result, if we suffer such a catastrophic loss, we may not be successful in obtaining future insurance without increases in cost or decreases in coverage levels. Furthermore, our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements, which would negatively affect our business and financial condition.

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

Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries’ debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of our other developments will contain similar restrictions. An inability of our subsidiaries to pay us dividends and distributions would have a significant negative effect on our liquidity.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related trademarks and/or service marks, our business or results of operations could be harmed.

Our intellectual property assets, especially the logo version of “Wynn,” are among our most valuable assets. We have filed applications with the PTO and with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Singapore, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include “WYNN RESORTS,” “WYNN DESIGN AND DEVELOPMENT,” “WYNN LAS VEGAS,” “WYNN MACAU,” “WYNN PALACE” and “ENCORE.” Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

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

Furthermore, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business. Efforts we take to acquire and protect our intellectual property rights against unauthorized use throughout the world, which may include retaining counsel and commencing litigation in various jurisdictions, may be costly and may not be successful in protecting and preserving the status and value of our intellectual property assets.

We are subject to taxation by various governments and agencies. The rate of taxation could change.

We are subject to tax by various governments and agencies, both in the U.S. and in Macau. Changes in the rates of taxation, the amount of taxes we owe and the time when income is subject to taxation, our ability to claim U.S. foreign tax credits, failure to renew our Macau dividend agreement and Macau income tax exemption after 2015 and the imposition of foreign withholding taxes could increase our overall rate of taxation.

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

We may lose the clientele of our games promoters, who generate a significant portion of our gaming revenue. There is intense competition among casino operators in Macau for services provided by games promoters, which we expect to intensify as additional casinos open in Macau. If we are unable to maintain, or develop additional, successful relationships with reputable games promoters, or lose a significant number of our games promoters to our competitors, our ability to maintain or grow our gaming revenues will be adversely affected and we will have to seek alternative ways of developing relationships with VIP customers. In addition, if our games promoters are unable to develop or maintain relationships with our VIP customers, our ability to maintain or grow our gaming revenues will be hampered.

Increased competition for the services of games promoters may require us to pay increased commission rates to games promoters.

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

Failure by the games promoters with whom we work to comply with Macau gaming laws and high standards of probity and integrity might affect our reputation and ability to comply with the requirements of our concession, Macau gaming laws and other gaming licenses.

The reputations and probity of the games promoters with whom we work are important to our own reputation and to our ability to operate in compliance with our concession, Macau gaming laws and other gaming licenses. We are not able to control our games promoters’ compliance with these high standards of probity and integrity, and our games promoters may violate provisions in their contracts with us designed to ensure such compliance. In addition, if we enter into a new business relationship with a games promoter whose probity is in doubt, this may be considered by regulators or investors to reflect negatively on our own probity. If our games promoters are unable to maintain required standards of probity and integrity, we may face consequences from gaming regulators with authority over our operations. Furthermore, if any of our games promoters violate the Macau gaming laws while on our premises, the Macau government may, in its discretion, take enforcement action against us, the games promoter, or each concurrently, and we may be sanctioned and our reputation could be harmed.

The financial resources of our games promoters may be insufficient to allow them to continue doing business at our resort.

Our games promoters may encounter decreased liquidity, limiting their ability to grant credit to their patrons, resulting in decreased gaming volume at Wynn Macau. Furthermore, credit already extended by our games promoters to their patrons may become increasingly difficult for them to collect. This inability to grant credit and collect amounts due can negatively affect our games promoters’ operations, and as a result, our results of operations could be adversely impacted.

Revenues from our Macau gaming operations will end if we cannot secure an extension of our concession in 2022 or if the Macau government exercises its redemption right in 2017.

Our concession agreement with the Macau government expires in June 2022. Unless our concession is extended, in June 2022, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning in June 2017, the Macau government may redeem the concession agreement by providing us at least one year’s prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied for the remaining years under the concession. We may not be able to renew or extend our concession agreement on terms favorable to us or at all and, if our concession is redeemed, the compensation paid to us may not be adequate to compensate us for the loss of future revenues. The redemption of or failure to extend our concession would have a material adverse effect on our results of operations.

If Wynn Macau fails to comply with the concession agreement, the Macau government can terminate our concession without compensation to us, which would have a material adverse effect on our business and financial condition.

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

The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. We have to seek employees from other countries to adequately staff our resort and certain Macau government policies affect our ability to import labor in certain job classifications. Despite our coordination with the Macau labor and immigration authorities to assure that our labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified employees for our operations or obtain required work permits for those employees.

Wynn Macau may be affected by adverse political and economic conditions.

A significant portion of our revenue is derived from our Macau operations. Our Macau operations are subject to significant political, economic and social risks inherent in doing business in an emerging market. Macau’s legislative, regulatory, legal, economic and cultural institutions are in a period of transition. The continued success of Wynn Macau will depend on political and economic conditions in Macau and mainland China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions, laws or regulations that might impede Wynn Macau’s operations or ability to repatriate funds.

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

The currency delineated in Wynn Macau’s concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and the two are often used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to changes in Chinese governmental policies and international economic and political developments.

If the Hong Kong dollar and the Macau pataca are no longer linked to the U.S. dollar, the exchange rate for these currencies may severely fluctuate. The current rate of exchange fixed by the applicable monetary authorities for these currencies may also change.

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

As of December 31, 2013, Mr. Wynn and Elaine P. Wynn own 10,026,708 shares and 9,659,355 shares, respectively, or in the aggregate approximately 19.5%, of our outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders’ approval, including the approval of significant corporate transactions. In addition, until February 2012, Aruze USA, Inc. owned 24,549,222 shares of our outstanding common stock. On February 18, 2012, the Company redeemed all of the shares of the Company’s common stock held by Aruze USA, Inc. For additional information on the redemption, see Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies”.

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

In June 2012, in connection with the pending litigation between the Company and Aruze USA, Inc., Elaine P. Wynn submitted a cross claim against Mr. Wynn and Kazuo Okada seeking to void the Amended and

Restated Stockholders Agreement. Certain Wynn Las Vegas indentures provide that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las Vegas debt documents. For additional information on the cross claim, see Item 8—“Financial Statements and Supplementary Data”, Note 8 “Long-Term Debt” and Note 16 “Commitments and Contingencies”.

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

Our stock price may be volatile.

The trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as general United States, China, and world economic and financial conditions, our own quarterly variations in operating results, increased competition, changes in financial estimates and recommendations by securities analysts, changes in applicable laws or regulations, changes affecting the travel industry. The stock market in general, and prices for companies in our industry in particular, has experienced extreme volatility that may be unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Risks Related to our Substantial Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2013, we had total outstanding debt of approximately $6.6 billion, which includes a portion of the funds we expect to need to construct Wynn Palace. We may, however, incur additional indebtedness in connection with the construction of Wynn Palace. See Item—1 “Business”, “Construction and Development Opportunities”. In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau credit facilities and our Wynn Las Vegas indentures in connection with other future potential development plans. On February 18, 2012, we issued a subordinated promissory note with a principal amount of approximately $1.94 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze USA, Inc. (the “Redemption Note”). For additional information on the redemption and the Redemption Note, see Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 16—“Commitments and Contingencies”.

Our substantial indebtedness could have important consequences. For example:

•	failure to meet our payment obligations could result in acceleration of our indebtedness, foreclosure upon our assets that serve as collateral or bankruptcy;

•

servicing our indebtedness requires a substantial portion of our cash flow from the operations of Wynn Las Vegas and Wynn Macau and reduces the amount of available cash, if any, to fund working capital and other cash requirements;

•

Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies”;

•

we may experience decreased revenues from our operations due to decreased consumer spending levels and high unemployment, and could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Our business may not generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs;

•	we may not be able to obtain additional financing, if needed, to satisfy working capital requirements or pay for other capital expenditures, debt service or other obligations; and

•	rates with respect to a portion of the interest we pay will fluctuate with market rates and, accordingly, our interest expense will increase if market interest rates increase.

Under the terms of the documents governing our debt facilities, subject to certain limitations, we are permitted to incur indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

The agreements governing our debt facilities contain certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

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

Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events outside of our control. As a result, we may not be able to maintain compliance with these covenants. If our or Wynn Macau’s operations fail to generate adequate cash flow, we may violate those covenants, causing a default under our agreements, which would materially and adversely affect our operating results and our financial condition or result in our lenders or holders of our debt taking action to enforce their security interests in our various assets or cause all outstanding amounts to be due and payable immediately.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Macau Land Concessions

The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases known as concessions and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau, entered into a land concession contract under which Wynn Macau leases from the Macau government an approximately 16-acre parcel of land in downtown Macau’s inner harbor area where Wynn Macau is located. The term of the land concession contract is 25 years from August 2004, and it may be renewed with government approval for successive periods. Wynn Macau paid a land concession premium of approximately 319.4 million Macau patacas (approximately US $40 million) for this land concession. In 2009, the Company and the Macau government agreed to modify this land concession as a result of the expansion of Wynn Macau with Encore at Wynn Macau and the additional square footage that was added as a result of such expansion. In November 2009, the Company made an additional one-time land premium payment of approximately 113.4 million Macau patacas (approximately US $14.2 million). Annual rent of approximately 4.2 million Macau patacas (approximately US $525,000) is being paid in accordance with the land concession contract.

In September 2011, Palo Real Estate Company Limited and Wynn Macau, each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. We are currently constructing Wynn Palace in the Cotai area of Macau, a full-scale integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4 billion. As of December 31, 2013, we have invested $703.7 million in the project. We continue to remain on schedule for an opening in the first half of 2016.

Las Vegas Land

We currently own approximately 238 acres of land on or near the Las Vegas Strip consisting of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue, on which Wynn Las Vegas is located, the approximately 140-acre golf course behind Wynn Las Vegas, approximately 5 acres adjacent to the golf course on which an office building is located, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage and an office building.

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

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For more information regarding the Company’s legal matters see Item 1A—“Risk Factors” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies,” in this Annual Report on Form 10-K.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008, whereby APC was engaged to raise private equity capital for a specific investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The arbitration is set for April 2014. An arbitrator has been selected, and the parties have been engaging in discovery. Management believes that APC’s claims against the Company are without merit, and the Company intends to continue to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the “Okada Parties”). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and while serving as one of the Company’s directors Mr. Okada refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of the Aruze shares, as discussed below, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although the Company has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of the Company.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company provided the Freeh Report to appropriate regulators and law enforcement agencies and has been cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company and its subsidiaries.

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

On June 19, 2012, Elaine Wynn responded to the Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The indentures for Wynn Las Vegas, LLC’s 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (the “2020 Indentures”) and the indenture for Wynn Las Vegas, LLC’s 4 1/4% Senior Notes due 2023 (the “2023 Indenture,” and, together with the 2020 Indentures, the “Indentures”) provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las Vegas debt documents. Under the 2020 Indentures, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

The Company’s Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s Complaint. On April 22, 2013, the Company filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, the Company filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and the Company’s General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and the Company filed an answer to that pleading on December 16, 2013. The parties had been engaged in discovery at the time the court entered the Stay (defined and discussed below). Therefore, although the court previously set a timetable for all discovery, pre-trial and trial deadlines, with a five-week jury trial scheduled to commence in April 2014, this schedule will necessarily change due to the Stay.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”)) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the Redemption Action and Counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by the Company on the Redemption Note. Per the court’s order, the Company is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account. On each of February 14, 2013 and February 13, 2014, the Company issued checks to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, as of the date of this report, the checks remain uncashed. The parties engaged in discussions regarding the terms of the escrow agreement contemplated by the court’s order. However, the Okada Parties recently advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the Clerk of the Court for deposit into the Clerk’s Trust Account.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a period of six months, expiring May 2, 2014. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above.

Subject to the Stay, the Company will continue to vigorously pursue its claims against the Okada Parties, and the Company and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. The Company’s claims and the Okada Parties’ counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition. See Item 1A—“Risk Factors” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies”.

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel (the “Wynn Parties”), alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. An informal hearing on the matter has been scheduled for February 27, 2014.

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

On June 14, 2013, Mr. Okada filed a motion for partial summary judgment that he was entitled to advancement of his expenses incurred in the various proceedings and investigations. Mr. Okada also filed a special motion to dismiss, arguing that the Company’s counterclaims seek to infringe upon Mr. Okada’s right to petition the court, and constitute a strategic lawsuit against public policy. The Company’s counterclaims seek only to enforce Wynn Resorts’ contractual right to indemnity under Article VII, Section 4 of the Company’s Articles. At a hearing on August 1, 2013, the court denied both motions and provided for limited discovery (i.e., discovery that does not implicate any of the issues subject to the Stay entered in the Redemption Action). On August 2, 2013, the court stayed discovery in the indemnification action related to the government investigations (consistent with the Stay in the Redemption Action), and ordered that all other discovery be conducted within ninety (90) days.

On August 22, 2013, the Company noticed Mr. Okada’s deposition for September 16, 2013. Mr. Okada filed a motion for protective order seeking to vacate his deposition, arguing that he did not have any information relevant to his claims for advancement of fees and/or indemnity that he asserted against the Company. On October 18, 2013, after a full briefing by the parties, the court denied Mr. Okada’s motion and entered an order stating that Mr. Okada’s deposition testimony is relevant to the claims he asserted against the Company, that Mr. Okada may not designate someone else to testify on his behalf, and that the Company may sequence discovery in the action as it chooses. On February 4, 2014, the court entered an order on the parties’ stipulation that: (1) dismissed Okada’s claims asserted against the Company in that action (i.e., all Okada’s claims that relate to advancement); (2) reserved Okada’s right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by the Company against Okada in that action pending the resolution of the Redemption Action.

Related Investigations and Derivative Litigation

Investigations:

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. The Federal Plaintiffs filed their opposition on July 8, 2013, and the Company and directors filed their reply on August 8, 2013. The court has not yet ruled on this motion.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On February 5, 2014, the court entered a new stipulation between the parties that provides for a further stay of the state derivative action and directs the parties, within 30 days of the conclusion of the stay in the Redemption Action, to discuss how the state derivative action should proceed and to file a joint report with the court.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$126.98	$113.39
Second Quarter	$144.99	$114.41
Third Quarter	$159.85	$124.57
Fourth Quarter	$194.53	$155.77

Year Ended December 31, 2012
First Quarter	$132.59	$104.62
Second Quarter	$138.28	$95.82
Third Quarter	$116.47	$90.11
Fourth Quarter	$123.64	$103.34

Holders

There were approximately 195 holders of record of our common stock as of February 14, 2014.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing the first mortgage notes from making certain “restricted payments,” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the other loan agreements of Wynn Las Vegas, LLC and Wynn Macau contain similar restrictions. Our Company has paid the following dividends:

•	In December 2013, we paid a cash dividend of $3.00 per share. In each of March 2013, June 2013, August 2013 and November 2013, we paid a cash dividend of $1.00 per share.

•	In November 2012, we paid a cash dividend of $8.00 per share. In each of March 2012, June 2012 and August 2012, we paid a cash dividend of $0.50 per share.

The Company has increased its quarterly dividend to $1.25 per share in 2014. On January 30, 2014, we announced a cash dividend of $1.25 per share, payable on February 27, 2014 to Stockholders of record as of February 13, 2014. Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected consolidated financial data of Wynn Resorts and its subsidiaries. This data should be read together with our Consolidated Financial Statements and Notes thereto, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years. Significant events impacting our selected financial data include:

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

•	On April 21, 2010, we opened Encore at Wynn Macau, a further expansion of Wynn Macau.

•	On February 18, 2012, we redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts common stock.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$5,620,936	$5,154,284	$5,269,792	$4,184,698	$3,045,611
Pre-opening costs	3,169	466	—	9,496	1,817
Operating income	1,290,091	1,029,276	1,008,240	625,252	234,963
Net income	1,004,157	728,699	825,113	316,596	39,107
Less: Net income attributable to noncontrolling interest[1]	(275,505)	(226,663)	(211,742)	(156,469)	(18,453)
Net income attributable to Wynn Resorts, Limited	728,652	502,036	613,371	160,127	20,654
Basic income per share	$7.25	$4.87	$4.94	$1.30	$0.17
Diluted income per share	$7.17	$4.82	$4.88	$1.29	$0.17

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,435,041	$1,725,219	$1,262,587	$1,258,499	$1,991,830
Construction in progress	558,624	110,490	28,477	22,901	457,594
Total assets	8,377,030	7,276,594	6,899,496	6,674,497	7,581,769
Total long-term obligations[2]	6,789,145	6,041,285	3,096,149	3,405,983	3,695,821
Stockholders’ equity[3]	132,351	103,932	2,223,454	2,380,585	3,160,363
Cash distributions declared per common share	$7.00	$9.50	$6.50	$8.50	$4.00

[1]	In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. Net income attributable to noncontrolling interest represents the noncontrolling interests’ share of our net income of Wynn Macau, Limited.
[2]	Includes long-term debt, the required contract premium payments under our land concession contract at Wynn Macau, future charitable contributions and deferred income taxes.

[3]	In February 2012, in connection with the redemption and cancellation of Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts common stock, stockholders’ equity was reduced by $1.94 billion, the face amount of the Redemption Note. Aruze USA has challenged the redemption and cancellation of the 24,549,222 shares and legal proceedings are ongoing. Please see Item 3—“Legal Proceedings”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we operate and own 72.3% of Wynn Macau, which opened on September 6, 2006. On April 21, 2010, we opened Encore at Wynn Macau, a further expansion of Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own and operate Wynn Las Vegas | Encore, which we refer to as our Las Vegas Operations. We are developing Wynn Palace, a full-scale casino resort in the Cotai area of Macau.

Our Resorts

The following table sets forth information about our resorts as of February 14, 2014:

	Hotel Rooms & Suites	Approximate Casino Square Footage	Approximate Number of Table Games	Approximate Number of Slots
Macau Operations	1,008	280,000	493	866
Las Vegas Operations	4,748	186,000	230	1,854

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002.

Our Macau resort complex features:

•	Approximately 280,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious guest rooms and suites;

•	Casual and fine dining in eight restaurants;

•

Approximately 57,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaegar-LeCoultre, Loro Piana, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Tudor, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Ermenegildo Zegna and others;

•	Recreation and leisure facilities, including two health clubs and spas, a salon, a pool; and

•	Lounges and meeting facilities.

During 2013, we made renovations to our spa, VIP gaming area and various other areas on our property. In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex.

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

Our Las Vegas resort complex features:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games, including private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas;

•	34 food and beverage outlets featuring signature chefs;

•	A Ferrari and Maserati automobile dealership;

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

During 2013, we remodeled our villas and two of our restaurants. In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have and expect to continue to make enhancements and refinements to this resort complex.

Future Development

We are currently constructing Wynn Palace in the Cotai area of Macau, a full-scale integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4 billion. As of December 31, 2013, we have invested $703.7 million in the project. We continue to remain on schedule for an opening in the first half of 2016.

On July 29, 2013, Wynn Macau and Palo finalized and executed a GMP contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately $2.57 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. On November 11, 2013, we announced that our Board had elected to withdraw the previously filed application for a gaming license in Pennsylvania. We have made an application for a gaming license in Massachusetts. The process is competitive and we expect to know the outcome by the end of the first half of 2014. Proceeding with this project will require significant expenditure of Company funds. In addition, we are exploring various international jurisdictions for expansion opportunities.

Results of Operations

The table below presents our net revenues (amounts in thousands).

	Years Ended December 31,
	2013	2012	2011
Net Revenues:
Macau Operations	$4,040,526	$3,667,454	$3,789,073
Las Vegas Operations	1,580,410	1,486,830	1,480,719

	$5,620,936	$5,154,284	$5,269,792

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

Operating Measures

Certain key operating statistics specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Consolidated Statement of Income is presented. Below are definitions of these key operating statistics discussed:

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

The measurement base used in the general casino is not the same as what is used in the VIP casino. In our general casino in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage. The cash used to purchase the cash chips at the gaming tables is deposited in the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in our general casino. We do not report an expected range for the win percentage in our general casino as chips purchased at the casino cage are excluded from table games drop and distort our expected win percentage. With increased purchases at the casino cage, we believe the relevant indicator of volumes in the mass market segment should be table games win.

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

Financial results for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Revenues

Net revenues for the year ended December 31, 2013 are comprised of $4,490.6 million in casino revenues (79.9% of total net revenues) and $1,130.3 million of net non-casino revenues (20.1% of total net revenues). Net revenues for the year ended December 31, 2012 are comprised of $4,034.8 million in casino revenues (78.3% of total net revenues) and $1,119.5 million of net non-casino revenues (21.7% of total net revenues).

Casino revenues are primarily comprised of the net win from our table games and slot machine operations. Casino revenues for the year ended December 31, 2013 of $4,490.6 million represents a $455.9 million (11.3%) increase from casino revenues of $4,034.8 million for the year ended December 31, 2012. Our Macau Operations experienced a $365.4 million (10.6%) increase in casino revenues to $3,807.8 million for the year ended December 31, 2013, compared to the prior year casino revenues of $3,442.5 million due primarily to stronger table game volumes in our general casino and VIP casino. Our Las Vegas Operations experienced a $90.5 million (15.3%) increase in casino revenues to $682.8 million, compared to the prior year casino revenues of $592.3 million due to a significant increase in our table games win percentage (before discounts).

The table below sets forth key gaming statistics related to our Macau and Las Vegas operations.

	Years Ended December 31,
	2013	2012	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per day amounts)
Macau Operations:
VIP Casino
VIP turnover	$122,991,763	$119,251,854	$3,739,909	3.14%
VIP win as a % of turnover	3.01%	2.84%	0.17 pts	—
General Casino
Drop(1)	$2,633,870	$2,764,664	$(130,794)	(4.73)%
Table games win	$992,872	$843,001	$149,871	17.8%
Table games win %(1)	37.7%	30.5%	7.2 pts	—
Table games win per unit per day	$13,098	$11,549	$1,549	13.4%
Slot machine handle	$4,846,938	$4,697,463	$149,475	3.2%
Slot machine win	$245,578	$247,020	$(1,442)	(0.6)%
Slot machine win per unit per day	$777	$718	$59	8.2%

Las Vegas Operations:
Drop	$2,617,634	$2,591,833	$25,801	1.0%
Table games win	$657,927	$567,014	$90,913	16.0%
Table games win %	25.1%	21.9%	3.2 pts	—
Table games win per unit per day	$7,729	$7,031	$698	9.9%
Slot machine handle	$2,874,646	$2,908,678	$(34,032)	(1.2)%
Slot machine win	$177,452	$177,420	$32	0.0%
Slot machine win per unit per day	$239	$206	$33	16.0%

(1)	Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

For the year ended December 31, 2013, room revenues were $492.2 million, an increase of $12.2 million (2.6%) compared to prior year room revenue of $480 million. Room revenue at our Macau Operations decreased $3 million (2.6%) to $114.6 million compared to the prior year period of $117.7 million. During 2013, we renovated approximately 600 guestrooms in the original Wynn Macau tower, contributing to an approximate 4.8% reduction in the number of available room-nights during the year. Room revenue at our Las Vegas Operations increased $15.3 million (4.2%) to $377.6 million compared to the prior year room revenue of $362.3 million. In Las Vegas, during 2013, we experienced an increase in occupancy and an increase in room rates compared to 2012.

The table below sets forth key operating measures related to room revenue.

	Years Ended December 31,
	2013	2012
Average Daily Rate
Macau	$313	$315
Las Vegas	258	252
Occupancy
Macau	95.5%	93.0%
Las Vegas	84.6%	82.9%
REVPAR
Macau	$299	$293
Las Vegas	218	209

Other non-casino revenues for the year ended December 31, 2013, included food and beverage revenues of $586.7 million, retail revenues of $278.9 million, entertainment revenues of $65.4 million, and other revenues from outlets such as the spa and salon, of $74.4 million. Other non-casino revenues for the year ended December 31, 2012, included food and beverage revenues of $588.4 million, retail revenues of $261.6 million, entertainment revenues of $81.8 million, and other revenues from outlets, including the spa and salon, of $73.8 million. Food and beverage revenues were relatively flat year-over-year at our Macau Operations and Las Vegas Operations. Retail revenues at our Macau Operations increased $10.5 million (5.9%) due to stronger business in our leased stores. Retail revenues at our Las Vegas Operations increased $6.7 million (8.0%) as we completed the reconfiguration to certain stores in our retail area during the first half of 2013. Entertainment revenues decreased $16.4 million (20%) due to a Las Vegas show that ended its run in November 2012.

Departmental, Administrative and Other Expenses

For the year ended December 31, 2013, departmental expenses included casino expenses of $2.8 billion, room expenses of $133.5 million, food and beverage expenses of $323.6 million, and entertainment, retail and other expenses of $175.3 million. Also included are general and administrative expenses of approximately $448.8 million and $11.9 million charged as a provision for doubtful accounts receivable. For the year ended December 31, 2012, departmental expenses included casino expenses of $2.6 billion, room expenses of $126.5 million, food and beverage expenses of $308.4 million, and entertainment, retail and other expenses of $189.8 million. Also included are general and administrative expenses of approximately $441.7 million and approximately $18.1 million charged as a provision for doubtful accounts receivable. Casino expenses have increased during the year ended December 31, 2013 due primarily to higher gaming taxes commensurate with the increase in casino revenue at our Las Vegas Operations and Macau Operations (where we incur a gaming tax and other levies at a rate totaling 39% in accordance with the concession agreement). Food and beverage expenses increased over the prior year period primarily due to additional nightclub promotional costs at our Las Vegas Operations. The decrease in entertainment, retail and other expenses was due primarily to a Las Vegas show that ended its run in November 2012. General and administrative expense increased primarily due to higher stock-based compensation expense related to the accelerated vesting of a restricted stock award that was previously granted to our former chief operating officer and increased development costs partially offset by higher expenses related to the share redemption and litigation with a former shareholder that were incurred during the prior year period. During the years ended 2013 and 2012, we recorded adjustments of $14.9 million and $30.9 million, respectively, to our reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends.

Pre-opening costs

During the year ended December 31, 2013, we incurred $3.2 million of pre-opening costs as compared to $0.5 million for the year ended December 31, 2012. We began to incur pre-opening costs during October 2012 related to the design and planning for Wynn Palace. We expect our pre-opening costs to increase in the future as construction and development of Wynn Palace continues toward the expected completion in the first half of 2016.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2013, was $371.1 million compared to $373.2 million for the year ended December 31, 2012.

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

Property charges and other

Property charges and other for the year ended December 31, 2013, was $17.1 million compared to $40 million for the year ended December 31, 2012. For the year ended December 31, 2013, property charges and other related primarily to miscellaneous renovations and abandonments at our resorts, a contract termination fee and entertainment development costs. For the year ended December 31, 2012, property charges and other related primarily to a remodel of a Las Vegas restaurant, charges related to the cancellation of a Las Vegas show which ended its run in November 2012, and miscellaneous renovations and abandonments.

In response to our evaluation of our resorts and the reactions of our guests, we continue to remodel and make enhancements at our resorts.

Other non-operating costs and expenses

Interest income was $15.7 million and $12.5 million for the years ended December 31, 2013 and 2012, respectively. This increase is mainly due to higher cash balances during 2013. During 2013 and 2012, our short-term investment strategy was to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were primarily in money market accounts, time deposits and fixed deposits with a maturity of three months or less.

Interest expense was $299 million, net of capitalized interest of $10.5 million for the year ended December 31, 2013, compared to $288.8 million, net of capitalized interest of $2 million, for the year ended December 31, 2012. Our interest expense increased compared to the prior year period primarily due to the issuance of the Wynn Las Vegas $500 million 4 1/4% Senior Notes in May 2013 and a full period of expense for the $1.94 billion Redemption Note and the Wynn Las Vegas $900 million 5 3/8% first mortgage notes, which were issued in 2012. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs of Wynn Palace.

We recorded a gain of $14.2 million and $1 million for the years ended December 31, 2013 and December 31, 2012, respectively, resulting from the changes in the fair value of our interest rate swaps during those years. For further information on our interest rate swaps, see Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

During the year ended December 31, 2013, we recognized $40.4 million in loss from extinguishment of debt. On May 22, 2013, Wynn Las Vegas completed the purchase of $274.7 million of the 7 7/8% First Mortgage Notes due 2017 (the “2017 Notes”) pursuant to a tender offer for any and all of the 2017 Notes. In connection with this tender offer, Wynn Las Vegas paid $19.6 million in consideration to holders who tendered their notes. Additionally, Wynn Las Vegas expensed $6.7 million of unamortized financing costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million related to the tender offer. On November 1, 2013, Wynn Las Vegas redeemed the untendered 2017 Notes plus accrued and unpaid interest. As a result of the redemption, we incurred redemption fees of $8.9 million and expensed $4.9 million of unamortized financing costs and original issue discount.

During the year ended December 31, 2012, we recognized $25.2 million in loss from extinguishment of debt primarily attributable to the amendment of our credit agreements. In March 2012, Wynn Las Vegas entered into an eighth amendment to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). In connection with this amendment, Wynn Las Vegas prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, we expensed deferred financing fees of $4.8 million. Additionally, as described in Item 8—“Financial Statements and Supplementary Data”, Note 8 “Long-Term Debt” to our Consolidated Financial Statements, we amended our Wynn Macau credit facilities in July 2012. In connection with amending the Wynn Macau credit facilities, we expensed $17.7 million of deferred financing costs and third party fees.

Income Taxes

For the year ended December 31, 2013, we recorded a tax benefit of $17.6 million. Our income tax benefit is primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to amounts not considered permanently reinvested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences which are considered indefinitely reinvested. On November 30, 2010, Wynn Macau received a second 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau through December 31, 2015. Accordingly, we were exempted from the payment of approximately $107.3 million and $87.1 million in such taxes for the years ended December 31, 2013 and 2012, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement.

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

For tax year 2012, the Company is participating in the IRS Compliance Assurance Program (“CAP”), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. The Company believes the IRS will complete their examination of the 2012 tax year in the next 12 months. In March 2013, the Company received notification that it had been selected for the Compliance

Maintenance phase of CAP for the 2013 tax year. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP. The Company does not expect a change in its unrecognized tax benefits as a result of the completion of these examinations.

In July 2012, the Macau Financial Services Bureau commenced an examination of the 2008 Macau income tax return of Wynn Macau. In November 2012, the Company received the results of the examination. While no additional tax was due, adjustments were made to the Company’s foreign net operating loss carryforwards.

In January 2013, the Macau Financial Services Bureau examined the 2009 and 2010 Macau income tax returns of Palo, which is a co-holder of the land concession for Wynn Palace. The exam resulted in no change to the tax returns.

In March 2013, the Macau Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $275.5 million for the year ended December 31, 2013, compared to $226.7 million for the year ended December 31, 2012. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited for each year.

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

The table below sets forth key gaming statistics related to our Macau and Las Vegas operations.

	Years Ended December 31,
	2012	2011	Increase/ (Decrease)	Percent Change
	(amounts in thousands, except for win per day amounts)
Macau Operations:
VIP Casino
VIP turnover	$119,251,854	$123,099,838	$(3,847,984)	(3.1)%
VIP win as a % of turnover	2.84%	2.93%	(0.09) pts	—
General Casino
Drop(1)	$2,764,664	$2,769,284	$(4,620)	(0.2)%
Table games win	$843,001	$787,678	$55,323	7.0%
Table games win %(1)	30.5%	28.4%	2.1 pts	—
Table games win per unit per day	$11,549	$10,045	$1,504	15.0%
Slot machine handle	$4,697,463	$5,400,697	$(703,234)	(13.0)%
Slot machine win	$247,020	$277,124	$(30,104)	(10.9)%
Slot machine win per unit per day	$718	$760	$(42)	(5.5)%

Las Vegas Operations:
Drop	$2,591,833	$2,366,711	$225,122	9.5%
Table games win	$567,014	$589,093	$(22,079)	(3.7)%
Table games win %	21.9%	24.9%	(3.0) pts	—
Table games win per unit per day	$7,031	$7,188	$(157)	(2.2)%
Slot machine handle	$2,908,678	$2,738,261	$170,417	6.2%
Slot machine win	$177,420	$170,027	$7,393	4.3%
Slot machine win per unit per day	$206	$184	$22	12.0%

(1)	Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

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

The table below sets forth key operating measures related to room revenue.

	Years Ended December 31,
	2012	2011
Average Daily Rate
Macau	$315	$315
Las Vegas	252	242
Occupancy
Macau	93.0%	91.8%
Las Vegas	82.9%	86.1%
REVPAR
Macau	$293	$289
Las Vegas	209	208

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

Pre-opening costs

We began to incur pre-opening costs during October 2012 related to the design and planning for our Wynn Palace Resort. We expect our pre-opening costs to increase in the future as construction and development of Wynn Palace continues toward the expected completion in the first half of 2016. There were no pre-opening expenses incurred during the year ended December 31, 2011.

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

Property charges and other

Property charges and other for the year ended December 31, 2012, were $40 million compared to $130.6 million for the year ended December 31, 2011. Property charges and other for the year ended December 31, 2012 include the remodel of a Las Vegas restaurant, charges associated with the termination of a Las Vegas show that ended its run in November 2012, charges associated with the reconfiguration of Las Vegas retail areas and miscellaneous renovations and abandonments at our resorts.

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

Other non-operating costs and expenses

Interest income was $12.5 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively. This increase in mainly due to higher cash balances during 2012. During 2012 and 2011, our short-term investment strategy was to preserve capital while retaining sufficient liquidity. Beginning in April 2011, we have invested in certain corporate bond securities and commercial paper, in addition to holding money-market accounts, U.S. Treasury Bills and bank time deposits with a maturity of three months or less, which has contributed to the increase in interest income.

Interest expense was $288.8 million, net of capitalized interest of $2 million for the year ended December 31, 2012, compared to $229.9 million, net of capitalized interest of $0, for the year ended December 31, 2011. Our interest expense increased compared to the prior year primarily due to the issuance of the $1.94 billion Redemption Note by Wynn Resorts, the issuance of the Wynn Las Vegas $900 million 5 3/8% first mortgage notes in March 2012, and the increase in the Wynn Macau term loan offset by the reduction of $370.9 million in Wynn Las Vegas term loan borrowings, all as described in Item 8—“Financial Statements and Supplementary Data”, Note 8—“Long-Term Debt”.

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

Income Taxes

For the year ended December 31, 2012, we recorded a tax expense of $4.3 million. Our income tax expense is primarily related to the timing of the payment of dividends from Macau, stock option exercises and capital expenditures. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently reinvested. No additional U.S. tax provision has been made with respect to amounts not considered permanently reinvested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences which are considered indefinitely reinvested. On November 30, 2010, Wynn Macau received a second 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau through December 31, 2015. Accordingly, we were exempted from the payment of approximately $87.1 million and $82.7 million in such taxes for the years ended December 31, 2012 and 2011, respectively. Our non-casino profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies at a rate totaling 39% in accordance with our concession agreement.

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

Net income attributable to noncontrolling interests

We recorded net income attributable to noncontrolling interests of $226.7 million for the year ended December 31, 2012, compared to $211.7 million for the year ended December 31, 2011. The increase is attributable to the noncontrolling interests’ share of net income from Wynn Macau, Limited for each year.

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

The following table (amounts in thousands) summarizes adjusted property EBITDA for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 8—“Financial Statements and Supplementary Data”, Note 17 “Segment Information.” That footnote also presents a reconciliation of adjusted property EBITDA to net income.

	Years Ended December 31,
	2013	2012	2011
Macau Operations	$1,324,119	$1,167,340	$1,196,232
Las Vegas Operations	486,682	408,472	439,036

Total Adjusted Property EBITDA	$1,810,801	$1,575,812	$1,635,268

For the year ended December 31, 2013, the adjusted property EBITDA at both our Macau and Las Vegas Operations benefitted from stronger operating results primarily in the casino department due to an increase in table games volume and win percentage. Refer to the discussions above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Operating Activities

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

Net cash provided from operations for the year ended December 31, 2013 was $1.7 billion compared to $1.2 billion provided by operations for the year ended December 31, 2012. Cash flow from operations improved due to significant changes in ordinary working capital accounts such as accounts payables and accrued expenses. Also benefitting operating cash flow was increased operating income that was driven primarily by stronger operating results in the casino department.

During the year ended December 31, 2012, our operating activities provided $1.2 billion compared to $1.5 billion during the year ended December 31, 2011. This decrease is primarily due to lower casino department profitability and changes in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $677.6 million compared to $344.9 million for the year ended December 31, 2012. Net cash used in investing activities was primarily driven by capital expenditures, net of construction payables and retention of $506.8 million and $241 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, capital expenditures included $381.1 million in site preparation costs and piling work for Wynn Palace, along with capital expenditures for various other renovations at our resorts. Capital expenditures during the year ended December 31, 2012 primarily related to various renovations at our resorts, a one-time payment of $50 million in consideration of an unrelated third party’s relinquishment of certain rights in and to any future development on the Cotai land that we are using for constructing Wynn Palace, as well as site preparation costs for Wynn Palace.

During the year ended December 31, 2011, our net cash used in investing activities was $459.1 million. Our primary use of cash was for the investment of $215.5 million in corporate debt securities and commercial paper, net of maturities, and $184.1 million in capital expenditures primarily for room and suite remodel at Wynn Las Vegas and various other renovations at our resorts.

Financing Activities

Net cash flows used in financing activities were $291.1 million for the year ended December 31, 2013, which was primarily attributable to payment of dividends of $1,035 million and the redemption of first mortgage notes of $500 million, offset by proceeds from the issuance of senior notes of $1,100 million and the increase in our senior term loan facility of $200 million.

Net cash flows used in financing activities were $382.5 million for the year ended December 31, 2012, which was primarily attributable to principal payments of $1,022.8 million on term loan facilities and payment of dividends of $955.5 million, partially offset by proceeds of $1,648.6 million from the issuance of first mortgage notes of $900 million and proceeds of $748.6 million from the fully funded senior term loan facility.

During the year ended December 31, 2011, we used cash flows in financing activities of $1,057.6 million primarily attributable to payment of dividends.

Macau Operations

On October 16, 2013, Wynn Macau, Limited (“WML”), an indirect subsidiary of Wynn Resorts, Limited, entered into an Indenture, dated as of October 16, 2013 (the “WML Indenture”), between WML and Deutsche Bank Trust Company Americas, as trustee, pursuant to which WML issued $600 million aggregate principal amount of 5 1/4% Senior Notes due 2021 (the “2021 Notes”). WML received net proceeds of approximately $591.5 million from the offering of the 2021 Notes after deducting commissions and estimated expenses of the offering and will use the net proceeds for working capital requirements and general corporate purposes.

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

During the year ended December 31, 2012, Wynn Macau repaid $150.4 million of borrowings under the Wynn Macau Senior Revolving Credit Facility. On June 27, 2012, the Wynn Macau Senior Revolving Credit Facility matured with an outstanding balance of $0.

On July 31, 2012, Wynn Macau amended and restated its credit facilities, dated September 14, 2004 (as so amended and restated, the “Amended Wynn Macau Credit Facilities”), and appointed Bank of China Limited, Macau Branch as intercreditor agent, facilities agent and security agent. The Amended Wynn Macau Credit Facilities took effect on July 31, 2012 and expand availability under Wynn Macau’s senior secured bank facility to $2.3 billion equivalent, consisting of a $750 million equivalent fully funded senior secured term loan facility and a $1.55 billion equivalent senior secured revolving credit facility. Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollar and United States Dollar tranches, were used to refinance Wynn Macau’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace, and for general corporate purposes.

On July 30, 2013, Wynn Macau exercised its option to increase the senior term loan facility by $200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The $200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Wynn Palace related construction and development costs.

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

Borrowings under the Amended Wynn Macau Credit Facilities are guaranteed by Palo Real Estate Company Limited (“Palo”), a subsidiary of Wynn Macau, and by certain subsidiaries of the Company that own equity interests in Wynn Macau, and are secured by substantially all of the assets of Wynn Macau, the equity interests in Wynn Macau and substantially all of the assets of Palo.

In connection with amending the Wynn Macau credit facilities, we expensed $17.7 million and capitalized $33.2 million of financing costs in the year ended December 31, 2012.

The Amended Wynn Macau Credit Facilities contain a requirement that the Company must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If the Wynn Macau subsidiary has a Consolidated Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Amended Wynn Macau Credit Facilities. If the Consolidated Leverage Ratio is equal or less than 4.0 to 1, then no excess cash flow prepayment is required. Based on current estimates the Company does not believe that the Wynn Macau Consolidated Leverage Ratio during the year ending December 31, 2014 will exceed 4.0 to 1. Accordingly, the Company does not expect to make any mandatory repayments pursuant to this requirement during 2014.

The Amended Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sales and leaseback transactions, the ability to dispose of assets, and make loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of not greater than 4.0 to 1 as of December 31, 2013, and an Interest Coverage Ratio, as defined, of not less than 2.00 to 1. Management believes that Wynn Macau was in compliance with all covenants at December 31, 2013.

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

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.5 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, unamortized financing costs and original issue discount related to the 2017 Notes totaling $6.7 million were expensed and are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

On November 1, 2013, the Company redeemed the untendered 2017 Notes principal amount of $225.3 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 2017 Notes plus accrued and unpaid interest on November 1, 2013. The total redemption fees paid were $8.9 million and we expensed $4.9 million of unamortized financing costs and original issue discount.

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

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 5 1/4% per annum. The Issuers may redeem all or a portion of the 2023 Notes at any time, which redemption price includes a make-whole premium if redeemed before February 28, 2023. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Indenture contains covenants limiting the Issuers’ and the Issuers’ restricted subsidiaries’ ability to: create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% First Mortgage Notes due 2020 (“7 7/8% 2020 Notes”), 7 3/4% First Mortgage Notes due 2020 (the “7 3/4% 2020 Notes”) and 5 3/8% First Mortgage Notes Due 2022 (the “2022 Notes” and, together with the 7 7/8% 2020 Notes and 7 3/4% Notes, the “Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

On March 12, 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 2022 Notes pursuant to an Indenture, dated as of March 12, 2012 (the “2022 Indenture”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012.

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

Concurrently with the issuance of the 2022 Notes, Wynn Las Vegas, LLC entered into an eighth amendment (“Amendment No. 8”) to its Amended and Restated Credit Agreement (the “Wynn Las Vegas Credit Agreement”). Amendment No. 8 amended the Wynn Las Vegas Credit Agreement to, among other things, permit the issuance of the 2022 Notes. With the issuance of the 2022 Notes, Wynn Las Vegas prepaid all term loans under the Wynn Las Vegas Credit Agreement, terminated all of its revolving credit commitments that were due to expire in 2013, and terminated all but $100 million of its revolving credit commitments expiring in 2015. In connection with this transaction, Wynn Las Vegas expensed deferred financing costs of $4.8 million.

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

For more information on our outstanding first mortgage notes, see Item 8—“Financial Statements and Supplementary Data”, Note 8 “Long-Term Debt.”

Capital Resources

At December 31, 2013, we had approximately $2,435 million of cash and cash equivalents and $254.4 million of available-for-sale investments in foreign and domestic debt securities with maturities of up to 2 years. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. In addition, we had $199.9 million of restricted cash for Wynn Palace related construction and development costs. Of these amounts, Wynn Macau, Limited and its subsidiaries held $1,822.3 million and $4.9 million in cash and available-for-sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on December 31, 2013, approximately two-thirds of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $381.6 million (including cash of its subsidiaries other than those of Wynn Las Vegas and Wynn Macau) and $249.5 million of cash and available-for-sale investments, respectively. Wynn Las Vegas LLC held cash balances of $231.2 million.

On July 30, 2013, Wynn Macau exercised its option to increase the senior term loan facility by $200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The $200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Wynn Palace related construction and development costs.

We believe that cash flow from operations, availability under our Wynn Macau credit facility and our existing cash balances will be adequate to satisfy our anticipated uses of capital during 2014. If any additional financing becomes necessary, we cannot provide assurance that future borrowings will be available.

Cash and cash equivalents include cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days.

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, we redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” our articles of incorporation authorize redemption at “fair value” of the shares held by unsuitable persons. We engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which are subject to the terms of an existing stockholder agreement. Pursuant to our articles of incorporation, we issued the Redemption Price Promissory Note (the “Redemption Note”) to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and of its affiliates in respect of indebtedness for borrowed money of any kind or nature. Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. See Item 1A—“Risk Factors”, Item 3—“Legal Proceedings” and Item 8—“Financial Statements and Supplementary Data”, Note 16 “Commitments and Contingencies”.

Wynn Resorts, Limited

During the years ended December 31, 2013, 2012 and 2011, we paid cash dividends totaling $7.00 per share, $9.50 per share and $6.50 per share, respectively.

Our Board of Directors has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2013, we had purchased a cumulative total of 12,978,085 shares of our common stock for a net cost of $1.1 billion under the program, with no purchases made under this program during the years ended December 31, 2013, 2012, and 2011.

During 2013 and 2012, the Company repurchased a total of 114,355 (8,796 shares were purchased during the fourth quarter 2013) and 7,640 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2013, we had unsecured outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2013 (amounts in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$1.1	$2.8	$981.5	$5,608.5	$6,593.9
Fixed interest payments	269.9	539.7	539.7	661.5	2,010.8
Estimated variable interest payments[1]	22.9	45.8	26.5	—	95.2
Operating leases	8.8	14.7	3.4	4.8	31.7
Construction contracts and commitments	970.0	1,327.8	—	—	2,297.8
Leasehold interest in land	29.3	46.8	—	—	76.1
Employment agreements	53.5	60.8	19.1	9.1	142.5
Other[2]	80.6	67.8	42.1	99.3	289.8

Total commitments	$1,436.1	$2,106.2	$1,612.3	$6,383.2	$11,537.8

[1]	Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2013. Such rates continue at historical lows as of December 31, 2013. Actual rates will vary.
[2]	Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8—“Financial Statements and Supplementary Data”, Note 15 “Income Taxes”, of this report, we had $89.5 million of unrecognized tax benefits as of December 31, 2013. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2013.

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Macau and Wynn Las Vegas debt instruments significantly restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. While the Amended Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau is currently in compliance with all requirements, namely satisfaction of its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Amended Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau’s debt service obligations with existing cash, operating cash flow and availability under the Amended Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all. Certain legal matters may also impact our liquidity. As described in our Notes to Consolidated Financial Statements, Note 16—“Commitments and Contingencies”, Elaine Wynn has submitted a cross claim against Steve Wynn and Kazuo Okada. The Indentures for Wynn Las Vegas provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las Vegas debt documents.

In the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability. Any repurchases might be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or by any combination of those methods, in compliance with applicable securities laws and regulations.

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

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under our articles of incorporation and redeemed and cancelled all of Aruze USA, Inc.’s, 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to our articles of incorporation, we issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Note, see Notes to Consolidated Financial Statements, Note 16—“Commitments and Contingencies.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. A summary of our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. Certain of our

accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty rewards, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

Our leasehold interest in land in Macau under the land concession contracts entered into in August 2004 and May 2012 are being amortized over 25 years, to the initial term of the concession contract, which currently terminate in August 2029 and May 2037. Depreciation on a majority of the assets comprising Wynn Macau commenced in September of 2006, when Wynn Macau opened. The maximum useful life of assets at Wynn Macau is deemed to be the remaining life of the land concession which currently expires in August 2029, or the gaming concession which currently expires in June 2022. Consequently, depreciation related to Wynn Macau will generally be charged over shorter periods when compared to Wynn Las Vegas.

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

Redemption Price Promissory Note

In connection with the redemption of the shares previously held by Aruze USA, Inc., we recorded the fair value of the Redemption Note of approximately $1.94 billion in accordance with applicable accounting guidance. We utilized an independent third party valuation to assist in the determination of this fair value. In determining this fair value, we estimated the Redemption Note’s present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze USA, Inc.’s parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporation and former director of the Company and certain of its subsidiaries and affiliates) (collectively, the “Okada Parties”) (see Note 16—“Commitments and Contingencies”); the outcome of on-going investigations of Aruze USA, Inc. by the United States Attorney’s Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note’s subordinated position relative to all other debt in our capital structure and credit ratings associated our traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used. As a result of this analysis, we concluded the Redemption Notes’ stated rate of 2% approximated a market rate.

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

As of December 31, 2013 and 2012, approximately 86% and 84% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers’ home countries.

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

The following table presents key statistics related to our casino accounts receivable (amounts in thousands):

	December 31, 2013	December 31, 2012
Casino accounts receivable	$252,998	$275,302
Allowance for doubtful casino accounts receivable	$73,561	$101,548
Allowance as a percentage of casino accounts receivable	29.1%	36.9%
Percentage of casino accounts receivable outstanding over 180 days	30.3%	34.3%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. In June 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2013, this adjustment benefitted operating income by $14.9 million and net income attributable to Wynn Resorts, Limited by $12 million (or $0.12 per share on a fully diluted basis). For the year ended December 31, 2012, this adjustment benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.22 per share on a fully diluted basis). Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2013 and 2012, approximately 24.8% and 30.8%, respectively, of our outstanding casino account receivable balance originated at our Macau Operations.

At December 31, 2013, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $2.5 million.

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

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income. As of December 31, 2013, changes in our interest rate swap fair values are being recorded in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

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

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. For example, a 10% change in the volatility assumption for the 77,800 options granted in 2013 would have resulted in an approximate $0.01 million change in fair value. Expected term represents the estimated average time between the option’s grant date and its exercise date. A 10% change in the expected term assumption for the 77,800 options granted in 2013 would have resulted in an approximate $0.3 million change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

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

As of December 31, 2013, we have a foreign tax credit carryover of $2,615 million and we have recorded a valuation allowance of $2,543 million against this asset based on our estimate of future realization. The foreign tax credits are attributable to the Macau special gaming tax which is 35% of gross gaming revenue in Macau. The U.S. taxing regime only allows a credit for 35% of “net” foreign source income. Due to our current operating history of U.S. losses, we currently do not rely on forecasted taxable income in order to support the utilization of the foreign tax credits. As we become more profitable, each year we reevaluate our methodology in determining the need for valuation allowances. The estimated future foreign tax credit realization was based upon the estimated future taxable income from the reversal of “net” U.S. taxable temporary differences that we expect will reverse during the 10-year foreign tax credit carryover period. The amount of the valuation allowance is subject to change based upon the actual reversal of temporary differences and future taxable income exclusive of reversing temporary differences.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact, if any, of adopting this statement on its consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this update; Item 8—“Financial Statements and Supplementary Data”, Note 3—“Accumulated Other Comprehensive Income.”

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

Interest Rate Risks

One of our primary exposures to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. We cannot assure you that these risk management strategies have had the desired effect, and interest rate fluctuations could have a negative impact on our results of operations.

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2013 of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2013, such rates remain at historic lows. Actual rates will vary. The one-month LIBOR and HIBOR rates at December 31, 2013 of 0.1677% and 0.2100%, respectively were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable

Years Ending December 31,
Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
(in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$5,608	$5,608
Average interest rate	—%	—%	—%	—%	—%	4.8%	4.8%
Variable rate	$1.1	$1.4	$1.4	$405	$576	$—	$985
Average interest rate	1.4%	1.4%	1.4%	1.9%	2.0%	—%	1.9%

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

Macau Operations

Effective, September 28, 2012, we entered into two interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under the two swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Effective October 31, 2012, we entered into a third interest rate swap agreement intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under this swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.6763% on notional amounts corresponding to borrowings of $243.8 million incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.4263% to 3.1763%. This interest rate swap agreement matures in July 2017.

As of December 31, 2013, the interest rate swaps were recorded as an asset of $10.3 million and included in deposits and other assets. As of December 31, 2012, the interest rate swaps were recorded as a liability of $3.9 million and included in other long-term liabilities.

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2013 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is our reporting currency:

	Years Ending December 31,
	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Average notional amount	$—	$—	$—	$753.0	$—	$—	$753.0
Average pay rate	—%	—%	—%	0.71%	—%	—%	0.71%
Average receive rate	—%	—%	—%	0.60%	—%	—%	0.60%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2013, approximately 96% all of our debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2013, an assumed 1% change in the variable rates would cause our annual interest cost to change by $2.3 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Approximately 53% of our cash balances are denominated in foreign currencies, primarily the Hong Kong Dollar. Based on our balances at December 31, 2013, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $12.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited Wynn Resorts, Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Wynn Resorts, Limited and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 28, 2014

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,435,041	$1,725,219
Investment securities	174,399	138,887
Receivables, net	241,932	238,573
Inventories	74,739	63,799
Prepaid expenses and other	42,703	35,900

Total current assets	2,968,814	2,202,378
Property and equipment, net	4,934,449	4,727,899
Restricted cash and investment securities	279,925	140,334
Intangibles, net	30,767	31,297
Deferred financing costs, net	67,926	71,189
Deposits and other assets	91,001	99,227
Investment in unconsolidated affiliates	4,148	4,270

Total assets	$8,377,030	$7,276,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$272,861	$164,858
Current portion of long-term debt	1,050	1,050
Current portion of land concession obligation	29,341	27,937
Customer deposits	704,401	544,649
Gaming taxes payable	205,260	163,092
Accrued compensation and benefits	83,769	75,962
Accrued interest	101,442	100,562
Other accrued liabilities	47,739	44,244
Construction retention	3,578	3,826
Deferred income taxes, net	4,035	3,178
Income taxes payable	2,058	2,019

Total current liabilities	1,455,534	1,131,377
Long-term debt	6,586,518	5,781,770
Land concession obligation	46,819	76,186
Other long-term liabilities	141,465	137,830
Deferred income taxes, net	14,343	45,499

Total liabilities	8,244,679	7,172,662

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,170,493 and 113,730,442 shares issued; 101,192,408 and 100,866,712 shares outstanding	1,142	1,137
Treasury stock, at cost; 12,978,085 and 12,863,730 shares	(1,143,419)	(1,127,947)
Additional paid-in capital	888,727	818,821
Accumulated other comprehensive income	2,913	4,177
Retained earnings	66,130	44,775

Total Wynn Resorts, Limited stockholders’ deficit	(184,507)	(259,037)
Noncontrolling interest	316,858	362,969

Total equity	132,351	103,932

Total liabilities and stockholders’ equity	$8,377,030	$7,276,594

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share data)

	Years Ended December 31,
	2013	2012	2011
Operating revenues:
Casino	$4,490,637	$4,034,759	$4,190,507
Rooms	492,230	479,983	472,074
Food and beverage	586,672	588,437	547,735
Entertainment, retail and other	418,705	417,209	414,786

Gross revenues	5,988,244	5,520,388	5,625,102
Less: promotional allowances	(367,308)	(366,104)	(355,310)

Net revenues	5,620,936	5,154,284	5,269,792

Operating costs and expenses:
Casino	2,846,489	2,626,822	2,686,372
Rooms	133,503	126,527	125,286
Food and beverage	323,573	308,394	283,940
Entertainment, retail and other	175,257	189,832	214,435
General and administrative	448,788	441,699	389,053
Provision for doubtful accounts	11,877	18,091	33,778
Pre-opening costs	3,169	466	—
Depreciation and amortization	371,051	373,199	398,039
Property charges and other	17,138	39,978	130,649

Total operating costs and expenses	4,330,845	4,125,008	4,261,552

Operating income	1,290,091	1,029,276	1,008,240

Other income (expense):
Interest income	15,713	12,543	7,654
Interest expense, net of amounts capitalized	(299,022)	(288,759)	(229,918)
Increase in swap fair value	14,235	991	14,151
Loss on extinguishment of debt	(40,435)	(25,151)	—
Equity in income from unconsolidated affiliates	1,085	1,086	1,472
Other	4,856	3,012	3,968

Other income (expense), net	(303,568)	(296,278)	(202,673)

Income before income taxes	986,523	732,998	805,567
Benefit (provision) for income taxes	17,634	(4,299)	19,546

Net income	1,004,157	728,699	825,113
Less: Net income attributable to noncontrolling interest	(275,505)	(226,663)	(211,742)

Net income attributable to Wynn Resorts, Limited	$728,652	$502,036	$613,371

Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$7.25	$4.87	$4.94
Diluted	$7.17	$4.82	$4.88
Weighted average common shares outstanding:
Basic	100,540	103,092	124,039
Diluted	101,641	104,249	125,667

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$1,004,157	$728,699	$825,113
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(2,106)	2,749	2,102
Unrealized gain (loss) on available-for-sale securities, net of tax	319	1,780	(2,070)

Total comprehensive income	1,002,370	733,228	825,145
Less: Comprehensive income attributable to noncontrolling interest	(274,982)	(227,855)	(211,823)

Comprehensive income attributable to Wynn Resorts, Limited	$727,388	$505,373	$613,322

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd stockholders’ equity (deficit)	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2011	124,599,508	$1,374	$(1,119,407)	$3,346,050	$889	$9,042	$2,237,948	$142,637	$2,380,585
Net income	—	—	—	—	—	613,371	613,371	211,742	825,113
Currency translation adjustment	—	—	—	—	1,520	—	1,520	582	2,102
Net unrealized loss on investments	—	—	—	—	(1,569)	—	(1,569)	(501)	(2,070)
Exercise of stock options	431,126	4	—	23,836	—	—	23,840	19	23,859
Shares repurchased by the company and held as treasury shares	(51,136)	—	(7,629)	—	—	—	(7,629)	—	(7,629)
Issuance of restricted stock	101,500	1	—	(1)	—	—	—	—	—
Cash dividends declared	—	—	—	(226,755)	—	(586,045)	(812,800)	(221,649)	(1,034,449)
Excess tax benefits from stock-based compensation	—	—	—	11,176	—	—	11,176	—	11,176
Stock-based compensation	—	—	—	23,165	—	—	23,165	1,602	24,767

Balances, December 31, 2011	125,080,998	1,379	(1,127,036)	3,177,471	840	36,368	2,089,022	134,432	2,223,454

Stock redemption	(24,549,222)	(245)	—	(1,936,198)	—	—	(1,936,443)	—	(1,936,443)
Net income	—	—	—	—	—	502,036	502,036	226,663	728,699
Currency translation adjustment	—	—	—	—	1,987	—	1,987	762	2,749
Net unrealized gain on investments	—	—	—	—	1,350	—	1,350	430	1,780
Exercise of stock options	332,576	3	—	15,580	—	—	15,583	—	15,583
Cancellation of restricted stock	(31,500)	—	—	—	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(7,640)	—	(911)	—	—	—	(911)	—	(911)
Issuance of restricted stock	41,500	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	(462,730)	—	(493,629)	(956,359)	—	(956,359)
Excess tax benefits from stock-based compensation	—	—	—	5,537	—	—	5,537	—	5,537
Stock-based compensation	—	—	—	19,161	—	—	19,161	682	19,843

Balances, December 31, 2012	100,866,712	1,137	(1,127,947)	818,821	4,177	44,775	(259,037)	362,969	103,932

Net income	—	—	—	—	—	728,652	728,652	275,505	1,004,157
Currency translation adjustment	—	—	—	—	(1,522)	—	(1,522)	(584)	(2,106)
Net unrealized gain on investments	—	—	—	—	258	—	258	61	319
Exercise of stock options	383,151	5	—	20,431	—	—	20,436	—	20,436
Cancellation of restricted stock	(78,500)	(1)	—	1	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(114,355)	—	(15,472)	—	—	—	(15,472)	—	(15,472)
Issuance of restricted stock	135,400	1	—	(1)	—	—	—	—	—
Cash dividends declared	—	—	—	480	—	(707,297)	(706,817)	(322,305)	(1,029,122)
Excess tax benefits from stock-based compensation	—	—	—	10,474	—	—	10,474	—	10,474
Stock-based compensation	—	—	—	38,521	—	—	38,521	1,212	39,733

Balances, December 31, 2013	101,192,408	$1,142	$(1,143,419)	$888,727	$2,913	$66,130	$(184,507)	$316,858	$132,351

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,004,157	$728,699	$825,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371,051	373,199	398,039
Deferred income taxes	(19,826)	(3,655)	(10,822)
Stock-based compensation	39,537	19,648	23,881
Excess tax benefits from stock-based compensation	(12,332)	(5,253)	(11,052)
Amortization and write-offs of deferred financing costs and other	21,453	23,965	19,683
Loss on extinguishment of debt	40,435	25,151	—
Provision for doubtful accounts	11,877	18,091	33,778
Property charges and other	6,950	36,714	104,223
Equity in income (loss) of unconsolidated affiliates, net of distributions	122	106	(144)
Increase in swap fair value	(14,235)	(991)	(14,151)
Increase (decrease) in cash from changes in:
Receivables, net	(14,875)	(21,019)	(84,653)
Inventories and prepaid expenses and other	(17,749)	3,644	11,168
Accounts payable and accrued expenses	260,077	(12,581)	220,772

Net cash provided by operating activities	1,676,642	1,185,718	1,515,835

Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(506,786)	(240,985)	(184,146)
Purchase of corporate debt securities	(222,856)	(183,445)	(316,533)
Proceeds from sale or maturity of corporate debt securities	146,112	216,051	101,017
Restricted cash	(100,709)	(99,163)	—
Deposits and purchase of other assets	(13,961)	(38,042)	(60,135)
Proceeds from sale of assets	20,620	730	697

Net cash used in investing activities	(677,580)	(344,854)	(459,100)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,436	15,583	23,859
Excess tax benefits from stock-based compensation	12,332	5,253	11,052
Dividends paid	(1,034,986)	(955,493)	(1,033,447)
Proceeds from issuance of long-term debt	1,297,870	1,648,643	150,483
Principal payments on long-term debt	(501,400)	(1,022,847)	(201,901)
Repurchase of common stock	(15,472)	(911)	(7,629)
Interest rate swap settlement	—	(2,368)	—
Payments on long-term land concession obligation	(27,917)	(13,449)	—
Payment of financing costs	(42,006)	(56,890)	(58)

Net cash used in financing activities	(291,143)	(382,479)	(1,057,641)

Effect of exchange rate on cash	1,903	4,247	4,994

Cash and cash equivalents:
Increase in cash and cash equivalents	709,822	462,632	4,088
Balance, beginning of year	1,725,219	1,262,587	1,258,499

Balance, end of year	$2,435,041	$1,725,219	$1,262,587

Supplemental cash flow disclosures:
Increase in debt related to the redemption of stock	$—	$1,936,443	$—
Cash paid for interest, net of amounts capitalized	284,849	225,499	221,123
Change in property and equipment included in accounts and construction payables	67,650	6,557	13,794
Cash paid for income taxes	2,518	4,547	2,088
Increase in liability for dividends declared on nonvested stock	2,708	866	1,003

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”) owns 72.3% of Wynn Macau, Limited which operates a casino hotel resort property in the Macau Special Administrative Region of the People’s Republic of China. The Company also owns and operates a casino hotel resort property in Las Vegas, Nevada.

Our Macau resort is a resort destination casino with two luxury hotel towers (Wynn Macau and Encore) with a total of 1,008 spacious rooms and suites, approximately 280,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 57,000 square feet of retail space, recreation and leisure facilities, including two health clubs and spas and a pool.

Our Las Vegas operations (Wynn Las Vegas and Encore) feature two luxury hotel towers with a total of 4,748 spacious hotel rooms, suites and villas, approximately 186,000 square feet of casino space, 34 food and beverage outlets featuring signature chefs, an on-site 18-hole golf course, meeting space, a Ferrari and Maserati dealership, approximately 96,000 square feet of retail space as well as two showrooms, three nightclubs and a beach club.

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

Redemption Price Promissory Note

The Company recorded the fair value of the Redemption Price Promissory Note (the “Redemption Note”) of approximately $1.94 billion in accordance with applicable accounting guidance. The Company utilized an independent third party valuation to assist in the determination of this fair value. In determining this fair value, the Company estimated the Redemption Note’s present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

potential outcome and timing of pending litigation with Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the “Okada Parties”) (see Note 16—“Commitments and Contingencies”); the outcome of on-going investigations of Aruze USA, Inc. by the United States Attorney’s Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note’s subordinated position relative to all other debt in the Company’s capital structure and credit ratings associated with the Company’s traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used. As a result of this analysis, the Company concluded the Redemption Notes’ stated rate of 2% approximated a market rate.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1,349.6 million and $969.2 million at December 31, 2013 and 2012, respectively, were invested in bank time deposits, money market accounts, U.S. treasuries and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,085.4 million and $756 million as of December 31, 2013 and 2012, respectively.

Restricted Cash and Investment Securities

Restricted cash consists primarily of certain proceeds of the Company’s financing activities that are restricted by the agreements governing the Company’s debt instruments for the payment of certain Wynn Palace related construction and development costs. The Company’s long-term restricted cash balances consisted of approximately $199.9 million and $99.2 million at December 31, 2013 and 2012, respectively, substantially all of which were invested in time deposits. In November 2013, the Company used $243 million of current restricted cash for the purpose of redeeming the portion of the 7 7/8% First Mortgage Notes due 2017 of Wynn Las Vegas, LLC (“Wynn Las Vegas”) an indirect wholly owned subsidiary of Wynn Resorts, Limited, that were not tendered in May 2013 in the cash tender offer (the “tender offer”). For more information on the Wynn Las Vegas tender offer, see Note 8—“Long-Term Debt.”

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. At December 31, 2013 and 2012, approximately 86% and 84% of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions. In June 2013, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. This adjustment benefitted operating income by $14.9 million and net income attributable to Wynn Resorts, Limited by $12 million (or $0.12 per share on a fully diluted basis for the year ended December 31, 2013). In June 2012, the Company recorded a similar adjustment to its reserve estimates for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2012, this adjustment benefitted operating income by $30.9 million and net income attributable to Wynn Resorts, Limited by $23.3 million (or $0.22 per share on a fully diluted basis).

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

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest of $10.5 million and $2 million was capitalized for the years ended December 31, 2013 and 2012, respectively. No interest was capitalized for the year ended December 31, 2011.

Intangibles

The Company’s indefinite-lived intangible assets consist primarily of water rights acquired as part of the original purchase price of the property on which Wynn Las Vegas is located, and trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company’s finite-lived intangible assets consist primarily of a Macau gaming concession. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

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

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $11.2 million, $11 million and $11.6 million were amortized to interest expense during the years ended December 31, 2013, 2012 and 2011, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Rooms	$52,585	$53,487	$52,019
Food and beverage	112,897	107,882	104,413
Entertainment, retail and other	14,659	17,522	17,017

	$180,141	$178,891	$173,449

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Income. These taxes totaled $2 billion, $1.8 billion and $1.9 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $21.5 million, $23 million and $19.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Pre-Opening Costs

Pre-opening costs consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. During the years ended December 31, 2013 and 2012, the Company incurred pre-opening costs in connection with the design and construction of Wynn Palace in the Cotai area of Macau. There were no pre-opening costs during the year ended December 31, 2011.

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

Currency Translation

Gains or losses from foreign currency remeasurements are included in other income (expense) in the accompanying Consolidated Statements of Income. The results of operations and the balance sheet of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wynn Macau, Limited and its subsidiaries are translated from Macau patacas to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Components of the Company’s comprehensive income are reported in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The cumulative balance of other comprehensive income consists solely of currency translation adjustments and unrealized gain (loss) on available-for-sale securities.

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

The following table presents assets and (liabilities) carried at fair value (amounts in thousands):

		Fair Value Measurements Using:
	Total Carrying Value	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
As of December 31, 2013
Redemption Price Promissory Note	$(1,936,443)	$—	$(1,936,443)	$—
Cash equivalents	$1,349,647	$220,923	$1,128,724	$—
Interest rate swaps	$10,308	$—	$10,308	$—
Restricted cash and available-for-sale securities	$454,324	$—	$454,324	$—
As of December 31, 2012
Redemption Price Promissory Note	$(1,936,443)	$—	$(1,936,443)	$—
Cash equivalents	$969,166	$80,434	$888,732	$—
Interest rate swaps	$(3,938)	$—	$(3,938)	$—
Restricted cash and available-for-sale securities	$279,221	$—	$279,221	$—

As of December 31, 2013 and 2012, approximately 91% and 77% of the Company’s cash equivalents categorized as level 2 were deposits held in foreign currencies, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings Per Share

Basic earnings per share (“EPS’) is computed by dividing net income attributable to Wynn Resorts, Ltd. by the weighted average number of shares outstanding during the year. Diluted EPS reflects the addition of potentially dilutive securities which for the Company include stock options and nonvested stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011, consisted of the following (amounts in thousands):

	2013	2012	2011
Weighted average common shares outstanding (used in calculation of basic earnings per share)	100,540	103,092	124,039
Potential dilution from the assumed exercise of stock options and nonvested stock	1,101	1,157	1,628

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	101,641	104,249	125,667

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	92	680	610

Net income attributable to Wynn Resorts, Ltd.	$728,652	$502,036	$613,371

Net income attributable to Wynn Resorts, Ltd. per common share, basic	$7.25	$4.87	$4.94

Net income attributable to Wynn Resorts, Ltd. per common share, diluted	$7.17	$4.82	$4.88

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

Further information on the Company’s stock-based compensation arrangements is included in Note 14—“Benefit Plans”.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact, if any, of adopting this statement on its consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2013, the FASB issued an accounting standards update that amends the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment would require an entity to present amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this update; see Note 3—“Accumulated Other Comprehensive Income.”

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

3. Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (amounts in thousands):

	Foreign currency translation	Unrealized (loss) gain on securities	Accumulated other comprehensive income
December 31, 2012	$4,396	$(219)	$4,177

Current period other comprehensive (loss) gain	(332)	266	(66)
Amounts reclassified from accumulated other comprehensive income	(1,190)	(8)	(1,198)

Net current-period other comprehensive (loss) gain .	(1,522)	258	(1,264)

December 31, 2013	$2,874	$39	$2,913

4. Investment Securities

Investment securities consisted of the following (amounts in thousands):

	Available-for-sale securities

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
December 31, 2013
Domestic and foreign corporate bonds	$221,418	$140	$(124)	$221,434
Commercial paper	32,941	16	(3)	32,954

	$254,359	$156	$(127)	$254,388

December 31, 2012
Domestic and foreign corporate bonds	$161,631	$94	$(369)	$161,356
Commercial paper	18,704	4	(5)	18,703

	$180,335	$98	$(374)	$180,059

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For investments with unrealized losses as of December 31, 2013, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

The Company obtains pricing information in determining the fair value of its available-for-sale securities from independent pricing vendors. Based on management’s inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from market observable sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. The Company has not made adjustments to such prices. Each quarter, the Company validates the fair value pricing methodology to determine the fair value is consistent with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. The Company compares the pricing received from its vendors to independent sources for the same or similar securities.

The amortized cost and estimated fair value of these investment securities at December 31, 2013, by contractual maturity are shown below (amounts in thousands):

	Amortized Cost	Fair value
Available-for-sale securities
Due in one year or less	$174,439	$174,399
Due after one year through two years	79,920	79,989

	$254,359	$254,388

5. Receivables, net

Receivables, net consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
Casino	$252,998	$275,302
Hotel	15,386	18,227
Retail leases and other	47,539	47,257

	315,923	340,786
Less: allowance for doubtful accounts	(73,991)	(102,213)

	$241,932	$238,573

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property and Equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
Land and improvements	$733,233	$732,209
Buildings and improvements	3,883,442	3,837,215
Airplanes	135,040	135,392
Furniture, fixtures and equipment	1,686,522	1,646,506
Leasehold interest in land	316,550	316,658
Construction in progress	558,624	110,490

	7,313,411	6,778,470
Less: accumulated depreciation	(2,378,962)	(2,050,571)

	$4,934,449	$4,727,899

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $367.4 million, $367.1 million and $389.8 million, respectively.

7. Intangibles, net

Intangibles, net consisted of the following (amounts in thousands):

	Macau Gaming Concession	Show Production Rights	Water Rights	Trademarks	Other	Total Intangibles, Net
January 1, 2012	$25,018	$2,934	$6,400	$1,399	$—	$35,751
Amortization	(2,383)	(2,071)	—	—	—	(4,454)

December 31, 2012	22,635	863	6,400	1,399	—	31,297
Additions	—	—	—	—	2,716	2,716
Amortization	(2,383)	(863)	—	—	—	(3,246)

December 31, 2013	$20,252	$—	$6,400	$1,399	$2,716	$30,767

The Macau gaming concession intangible is being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2014 through 2021, and $1.2 million in 2022.

The water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the “Le Rêve” name.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
Wynn Macau Senior Term Loan Facilities (as amended July 2012), due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $4,900 at December 31, 2013 and $3,737 at December 31, 2012	$948,028	$749,433
5 1/4% Wynn Macau, Limited Senior Notes, due October 15, 2021	600,000	—
7 7/8% Wynn Las Vegas First Mortgage Notes, net of original issue discount of $7,384 at December 31, 2012	—	492,616
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,463 at December 31, 2013 and $1,632 at December 31, 2012	350,547	350,378
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,320,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Wynn Las Vegas Senior Notes, due May 30, 2023	500,000	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	32,550	33,950

	6,587,568	5,782,820
Current portion of long-term debt	(1,050)	(1,050)

	$6,586,518	$5,781,770

Wynn Macau Credit Facilities

On July 31, 2012, Wynn Resorts (Macau) S.A. (“Wynn Macau”), amended and restated its credit facilities, dated September 14, 2004 (as so amended and restated, the “Amended Wynn Macau Credit Facilities”), and appointed Bank of China Limited, Macau Branch as intercreditor agent, facilities agent and security agent. The Amended Wynn Macau Credit Facilities and related agreements took effect on July 31, 2012 and expand availability under Wynn Macau’s senior secured bank facility to $2.3 billion equivalent, consisting of a $750 million equivalent fully funded senior secured term loan facility and a $1.55 billion equivalent senior secured revolving credit facility. Borrowings under the Amended Wynn Macau Credit Facilities, which consist of both Hong Kong Dollar and United States Dollar tranches, were used to refinance Wynn Macau’s existing indebtedness, and will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace and for general corporate purposes.

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

Borrowings under the Amended Wynn Macau Credit Facilities are guaranteed by Palo Real Estate Company Limited (“Palo”), a subsidiary of Wynn Macau, and by certain subsidiaries of the Company that own equity interests in Wynn Macau, and are secured by substantially all of the assets of Wynn Macau, the equity interests in Wynn Macau and substantially all of the assets of Palo.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with amending the Wynn Macau credit facilities, the Company expensed $17.7 million and capitalized $33.2 million of financing costs in the year ended December 31, 2012.

The Amended Wynn Macau Credit Facilities contain a requirement that Wynn Macau must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau meets a Consolidated Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of greater than 4.0 to 1, such repayment is defined as 50% of Excess Cash Flow, as defined in the Amended Wynn Macau Credit Facilities. If the Consolidated Leverage Ratio is equal or less than 4.0 to 1, then no repayment is required. Based on current estimates the Company does not believe that the Wynn Macau Consolidated Leverage Ratio during the year ending December 31, 2014 will exceed 4.0 to 1. Accordingly, Wynn Macau does not expect to make any mandatory repayments pursuant to this requirement during 2014.

The Amended Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau was required by the financial covenants to maintain a Leverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of not greater than 4.0 to 1 as of December 31, 2013, and an Interest Coverage Ratio, as defined in the Amended Wynn Macau Credit Facilities, of not less than 2.00 to 1. Management believes that Wynn Macau was in compliance with all covenants at December 31, 2013.

In connection with the initial financing of Wynn Macau, Wynn Macau entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. (“BNU”) for the benefit of the Macau government. This guarantee assures Wynn Macau’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement. As of December 31, 2013, the guarantee was in the amount of 300 million Macau patacas (approximately $37 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Amended Wynn Macau Credit Facilities, Wynn Macau is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of approximately 5.2 million Macau patacas (approximately $0.7 million).

On July 30, 2013, Wynn Macau exercised its option to increase the senior term loan facility by $200 million equivalent pursuant to the terms and provisions of the Amended Wynn Macau Credit Facilities. The $200 million equivalent was fully funded as of July 31, 2013 and is required to be used for the payment of certain Wynn Palace related construction and development costs. The additional $200 million equivalent will mature on July 31, 2018 and will bear interest at HIBOR plus a margin between 1.75% to 2.50% based on Wynn Macau’s leverage ratio.

As of December 31, 2013, there were no amounts outstanding under the Wynn Macau senior secured revolving credit facility. Accordingly, the Company has availability of $1.55 billion under the Amended Wynn Macau Credit Facilities.

5 1/4% Wynn Macau, Limited Senior Notes due 2021

On October 16, 2013, Wynn Macau, Limited (“WML”), an indirect subsidiary of Wynn Resorts, Limited, entered into an Indenture, dated as of October 16, 2013 (the “WML Indenture”), between WML and Deutsche Bank Trust Company Americas, as trustee, pursuant to which WML issued $600 million aggregate principal

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount of 5 1/4% Senior Notes due 2021 (the “2021 Notes”). WML received net proceeds of approximately $591.5 million from the offering of the 2021 Notes after deducting commissions and estimated expenses of the offering and will use the net proceeds for working capital requirements and general corporate purposes.

The 2021 Notes will bear interest at the rate of 5 1/4% per annum and will mature on October 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. At any time on or before October 14, 2016, WML may redeem the 2021 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2021 Notes or (b) a “make-whole” amount as determined by an independent investment banker in accordance with the terms of the WML Indenture, in either case, plus accrued and unpaid interest. In addition, on or after October 15, 2016, WML may redeem the 2021 Notes, in whole or in part, at a premium decreasing annually from 103.938% of the principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indenture), it must offer to repurchase the 2021 Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, the Company may redeem the 2021 Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2021 Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2021 Notes.

The 2021 Notes are WML’s general unsecured obligations and rank pari passu in right of payment with all of WML’s existing and future senior unsecured indebtedness; will rank senior to all of WML’s future subordinated indebtedness, if any; will be effectively subordinated to all of WML’s future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML’s subsidiaries, including Wynn Macau’s existing credit facilities. The 2021 Notes are not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the 2021 Notes are subject to restrictions on transferability and resale.

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

7 7/8% Wynn Las Vegas First Mortgage Notes

In October 2009, Wynn Las Vegas, LLC (“Wynn Las Vegas”), an indirect wholly owned subsidiary of Wynn Resorts, Limited, and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together, the “Issuers”) issued, in a private offering, $500 million aggregate principal amount of 7 7/8% first mortgage notes due November 1, 2017 (the “2017 Notes”) at a price of 97.823% of the principal amount. Interest is due on the 2017 Notes on May 1st and November 1st of each year. Commencing November 1, 2013, the 2017 Notes are redeemable at the Issuers’ option at a price equal to 103.938% of the principal amount

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

redeemed and the premium over the principal amount declines ratably on November 1st of each year thereafter to zero on or after November 1, 2015. The 2017 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by Wynn Resorts Holdings, LLC of its equity interests in Wynn Las Vegas, LLC (the “Holdings pledge”)). The Issuers’ obligations under the 2017 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes (as defined below), the 7 3/4% 2020 Notes (as defined below) and the 2022 Notes (as defined below). The 2017 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2017 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2017 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

On May 15, 2013, Wynn Las Vegas commenced a cash tender offer (the “tender offer”) for any and all of the outstanding $500 million aggregate principal amount of the 2017 Notes of the Issuers, and a solicitation of consents to certain proposed amendments to the indenture (the “2017 Indenture”) governing the 2017 Notes.

The tender offer expired on May 21, 2013 and at the time of expiration, Wynn Las Vegas had received valid tenders with respect to approximately $274.7 million of the $500 million aggregate principal amount of the 2017 Notes outstanding. On May 22, 2013, note holders who validly tendered their 2017 Notes received the total consideration of $1,071.45 for each $1,000 principal amount of 2017 Notes, the premium portion of which totaled approximately $19.6 million. In accordance with accounting standards, the tender offer premium was expensed and is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income. In addition, upon the tender offer completion, the Issuers entered into a supplemental indenture, which eliminated substantially all of the restrictive covenants and certain events of default from the 2017 Indenture.

Also in connection with this transaction, the Company expensed $6.7 million of unamortized financing costs and original issue discount related to the 2017 Notes and incurred other fees of approximately $0.3 million that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

On November 1, 2013, Wynn Las Vegas redeemed the untendered 2017 Notes principal amount of $225.3 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 2017 Notes plus accrued and unpaid interest on November 1, 2013. The total redemption fees paid were $8.9 million and we expensed $4.9 million of unamortized financing costs and original issue discount.

7 7/8% Wynn Las Vegas First Mortgage Notes due 2020

In April 2010, the Issuers issued, in a private offering, $352 million aggregate principal amount of 7 7/8% first mortgage notes due May 1, 2020 (the “7 7/8% 2020 Notes”). The 7 7/8% 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. Interest is due on the 7 7/8% 2020 Notes on May 1st and November 1st of each year. Commencing May 1, 2015, the 7 7/8% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.938% of the principal amount redeemed and the premium over the principal amount declines ratably on May 1st of each year thereafter to zero on or after May 1, 2018. The 7 7/8% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 7/8% 2020 Notes rank pari passu in right of payment with the 7 3/4% 2020 Notes (as defined below), the 2022 Notes (as defined below) and the 2023 Notes (as defined below). The 7 7/8% 2020 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 7/8% 2020 Notes at 101% of the principal amount, plus

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accrued and unpaid interest. The indenture governing the 7 7/8% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% first mortgage notes due August 15, 2020 (the “7 3/4% 2020 Notes”). The 7 3/4% 2020 Notes were issued at par. The 7 3/4% 2020 Notes refinanced a previous notes issue that was to mature in December 2014. Interest is due on the 7 3/4% 2020 Notes on February 15th and August 15th of each year. Commencing August 15, 2015, the 7 3/4% 2020 Notes are redeemable at the Issuers’ option at a price equal to 103.875% of the principal amount redeemed and the premium over the principal amount declines ratably on August 15th of each year thereafter to zero on or after August 15, 2018. The 7 3/4% 2020 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 7 3/4% 2020 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes, the 2022 Notes (as defined below) and the 2023 Notes (as defined below). The 7 3/4% 2020 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 7 3/4% 2020 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 7 3/4% 2020 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

5 3/8% Wynn Las Vegas First Mortgage Notes due 2022

In March 2012, the Issuers issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the “2022 Notes”). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers’ option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2020. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the Holdings pledge). The Issuers’ obligations under the 2022 Notes rank pari passu in right of payment with the 7 7/8% 2020 Notes, the 7 3/4% 2020 Notes and the 2023 Notes (as defined below). The 2022 Notes are not guaranteed by any of the Company’s subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC’s ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4 1/4% Wynn Las Vegas Senior Notes due 2023

In May 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of May 22, 2013 (the “2023 Indenture”), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the 2017 Notes tendered in the tender offer. In addition, the Issuers satisfied and discharged the 2017 Indenture and, in November 2013, used the remaining net proceeds to redeem all of the 2017 Notes not previously tendered. In connection with the issuance of the 2023 Notes, the Company capitalized approximately $4.1 million of financing costs.

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

The 2023 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes and the 2022 Notes and, together with the 7 7/8% 2020 Notes and 7 3/4% 2020 Notes, the (“Existing Notes”). The 2023 Notes are secured by a first priority pledge of the Company’s equity interests, the effectiveness of which is subject to the prior approval of the Nevada gaming authorities. The equity interests of the Company also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Redemption Price Promissory Note

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to its articles of incorporation, the Company issued the Redemption Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company recorded the fair value of the Redemption Note of approximately $1.94 billion in accordance with applicable accounting guidance. The Company utilized an independent third party valuation to assist in the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determination of this fair value. In determining this fair value, the Company estimated the Redemption Note’s present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (see Note 16—“Commitments and Contingencies”); the outcome of on-going investigations of Aruze USA, Inc. by the United States Attorney’s Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note’s subordinated position relative to all other debt in the Company’s capital structure and credit ratings associated with the Company’s traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt was used. As a result of this analysis, the Company concluded the Redemption Notes’s stated rate of 2% approximated a market rate.

The Okada Parties have challenged the redemption of Aruze USA, Inc.’s shares and the Company is currently involved in litigation with those parties as well as related shareholder derivative litigation. On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”)) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the redemption action and counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by the Company on the Redemption Note. The Company is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account. On each of February 14, 2013 and February 13, 2014, the Company issued checks to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, as of the date of this report, the checks remain uncashed. The parties engaged in discussions regarding the terms of the escrow agreement contemplated by the court’s order. However, the Okada Parties recently advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the Clerk of the Court for deposit into the Clerk’s Trust Account.

As further discussed in Note 16—“Commitments and Contingencies”, on June 19, 2012, Elaine Wynn responded to the counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada. The indentures for the Issuers’ 7 7/8% 2020 Notes, 7 3/4% 2020 Notes (the “2020 Indentures”) and the indenture for the Issuers’ 2023 Notes (the “2023 Indenture,” and, together with the 2020 Indentures, the “Indentures”) provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las Vegas debt documents. Under the 2020 Indentures, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

Fair Value of Long-Term Debt

The estimated fair value of the Company’s long-term debt, excluding the Redemption Note, as of December 31, 2013 and 2012, was approximately $4.8 billion and $4.2 billion, respectively compared to its carrying value of $4.7 billion and $3.9 billion, respectively. The estimated fair value of the Company’s long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). See Note 2—“Summary of Significant Accounting Policies” for discussion on the estimated fair value of the Redemption Note.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt, including the accretion of debt discounts of $6.4 million, are as follows (amounts in thousands):

Years Ending December 31,
2014	$1,050
2015	1,400
2016	1,400
2017	405,196
2018	576,432
Thereafter	5,608,453

$6,593,931

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase/decrease in swap fair value in the accompanying Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

The Company utilized Level 2 inputs as described in Note 2—“Summary of Significant Accounting Policies” to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of December 31, 2013, the interest rate swaps were recorded as an asset of $10.3 million and included in deposits and other assets. As of December 31, 2012, the interest rate swaps were recorded as a liability of $3.9 million and included in other long-term liabilities.

The Company currently has three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under two of the swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.6763% on notional amounts corresponding to borrowings of $243.8 million incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.4263% to 3.1763%. This interest rate swap agreement matures in July 2017.

10. Related Party Transactions

Related Party Share Redemption

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, the Company redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Wynn Resorts’ articles of incorporation authorize redemption of the shares held by unsuitable persons at a “fair value” redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to its articles of incorporation, the Company issued the Redemption Note to Aruze USA, Inc., a former stockholder and related party, in redemption of the shares. Aruze USA, Inc., Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze USA, Inc.’s shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outcome of these various proceedings cannot be predicted. The Company’s claims and the Okada Parties’ counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of December 31, 2013 and 2012, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.8 million and $1 million, respectively.

Villa Lease

On March 18, 2010, Mr. Wynn and Wynn Las Vegas entered into an Amended and Restated Agreement of Lease (the “Prior SW Lease”) for a villa to serve as Mr. Wynn’s personal residence. The Prior SW Lease amended and restated a previous lease. The Prior SW Lease was approved by the Audit Committee of the Board of Directors of the Company. The term of the Prior SW Lease commenced as of March 1, 2010 and ran concurrent with Mr. Wynn’s employment agreement with the Company; provided that either party could terminate on 90 days notice. Pursuant to the Prior SW Lease, the rental value of the villa was treated as imputed income to Mr. Wynn, and was equal to the fair market value of the accommodations provided. Effective March 1, 2010, and for the first two years of the term of the Prior SW Lease, the rental value was $503,831 per year. Effective March 1, 2012, the rental value was $440,000 per year.

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

On November 7, 2013, Mr. Wynn and Wynn Las Vegas entered into a 2013 Second Amended and Restated Agreement of Lease (the “New SW Lease”) amending and restating the Existing SW Lease, effective as of November 5, 2013. The New SW Lease was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Pursuant to the New SW Lease, effective as of November 5, 2013 and ending on February 28, 2015, Mr. Wynn will pay Wynn Las Vegas annual rent for the villa of $525,000, which amount was determined to be the fair market value of the accommodations based on a third-party appraisal and which is consistent with the rental value under the Existing SW Lease. In addition, pursuant to the New SW Lease, the Company pays for all capital improvements to the villa and will reimburse Mr. Wynn for all amounts he previously paid the Company for capital improvements to the villa in 2012 and 2013. The rental value for the villa will be re-determined every two years during the term of the New SW Lease by the Audit Committee. Certain services for, and maintenance of, the villa are included in the rental.

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen, who is the Chief Operating Officer of Wynn Macau. The term of the employment agreement is through February 24, 2020. Under

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with total costs of $9.4 million through December 31, 2013. Upon the occurrence of certain events set forth below, Ms. Chen has the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the “Discount Percentage”). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen’s employment without “cause” or termination of Ms. Chen’s employment for “good reason” following a “change of control” and (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen’s termination for “cause,” Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen’s employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of gaming license), the option will terminate.

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

11. Property Charges and Other

Property charges and other consisted of the following (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Net loss on assets abandoned/retired for remodel or sold	$7,358	$29,524	$19,708
Donation to University of Macau Foundation	3,780	4,083	109,563
Loss on contract termination	6,000	315	—
Loss on show cancellation	—	6,056	1,378

	$17,138	$39,978	$130,649

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the year ended December 31, 2013 include fees paid in connection with the termination of a contract, miscellaneous renovations and abandonments at our resorts and entertainment development costs.

Property charges and other for the year ended December 31, 2012 include the remodel of a Las Vegas restaurant, charges associated with the termination of a Las Vegas show that ended its run in November 2012, and miscellaneous renovations and abandonments at our resorts.

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

12. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the “Common Stock”). As of December 31, 2013 and 2012, 101,192,408 shares and 100,866,712 shares, respectively, of the Company’s Common Stock were outstanding. Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

The Board of Directors of Wynn Resorts has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of December 31, 2013, the Company had repurchased a cumulative total of 12,978,085 shares of the Company’s Common Stock for a net cost of $1.1 billion under the program. Under the repurchase program, there were no repurchases made during the years ended December 31, 2013, 2012 and 2011.

During 2013 and 2012, the Company repurchased a total of 114,355 shares and 7,640 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

In February 2013, May 2013, August 2013 and November 2013 the Company paid a dividend of $1.00 per common share as part of a cash dividend program. In December 2013, the Company paid a dividend of $3.00 per common share.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the “Preferred Stock”). As of December 31, 2013, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

13. Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock (the “Wynn Macau Limited IPO”). Proceeds to the Company as a result of this transaction were approximately $1.8 billion, net of transaction costs of approximately $84 million. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $275.5 million, $226.7 million and $211.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 23, 2013, the Wynn Macau, Limited Board of Directors approved a HK$0.50 per share dividend. The total dividend amount was $334.5 million and the Company’s share of this dividend was $241.8 million. A reduction of $92.7 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

On March 28, 2013, the Wynn Macau, Limited Board of Directors approved a HK$1.24 per share dividend. The total dividend amount was $828.6 million and the Company’s share of this dividend was $599.1 million. A reduction of $229.6 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

On November 16, 2011, the Wynn Macau, Limited Board of Directors approved a HK$1.20 per share dividend. The total dividend amount was approximately $800 million and the Company’s share of this dividend was $578.3 million. A reduction of $221.6 million was made to noncontrolling interest in the accompanying Consolidated Balance Sheets to reflect the payment of this dividend.

14. Benefit Plans

Employee Savings Plan

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. On April 30, 2013, the Company announced a 401(k) plan match for the 2013 plan year. For the 2013 plan year, the Company matched 50% of employee contributions, up to 6% of employees’ paychecks, with a one-time annual matching cap of $500 per employee. The company expensed $1.2 million related to this match as of December 31, 2013. The Company suspended matching contributions to this plan effective March 2009 and did not record any expense for matching contributions for the years ended December 31, 2012 and 2011, respectively.

Wynn Macau also operates a defined contribution retirement benefits plan (the “Wynn Macau Plan”). Eligible employees are allowed to contribute 5% of their salary to the Wynn Macau Plan and the Company matches any contributions. The assets of the Wynn Macau Plan are held separately from those of the Company in an independently administered fund. The Company’s matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company’s liability for its contributions payable. During the years ended December 31, 2013, 2012 and 2011, the Company recorded an expense for matching contributions of $7.5 million, $7.1 million and $6.6 million, respectively.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees expires in 2016. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the “Plan”) (EIN: 88-6016617 Plan Number: 001). The Company recorded an expense of $9 million, $8.6 million and $7.6 million for contributions to the Plan for the years ended December 31, 2013, 2012 and 2011, respectively. For the 2012 plan year, the most recent for which plan data is available, the Company’s contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2012

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

A maximum of 12,750,000 shares of Common Stock are reserved for issuance under the WRL Stock Plan. As of December 31, 2013, 4,438,524 shares remain available for the grant of stock options or nonvested shares of Common Stock.

Options are granted at the current market price at the date of grant. The WRL Stock Plan provides for a variety of vesting schedules all determined at the time of grant. All options expire ten years from the date of grant.

A summary of option activity under the WRL Stock Plan as of December 31, 2013, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,397,820	$66.89
Granted	77,800	$139.54
Exercised	(383,151)	$53.34
Forfeited or expired	(486,160)	$59.50

Outstanding at December 31, 2013	1,606,309	$75.89	5.30	$190,064,746

Fully vested and expected to vest at December 31, 2013	1,546,461	$75.63	5.31	$183,393,072

Exercisable at December 31, 2013	181,761	$69.79	4.93	$22,614,588

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following information is provided for stock options of the WRL Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2013	2012	2011
Weighted average grant date fair value	$39.93	$33.03	$48.31

Intrinsic value of stock options exercised	$33,830	$22,416	$36,776

Net cash proceeds from the exercise of stock options	$20,436	$15,583	$23,789

Tax benefits realized from the exercise of stock options and vesting of restricted stock	$10,474	$5,537	$11,176

As of December 31, 2013, there was a total of $33.4 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through May 2019.

A summary of the status of the WRL Stock Plan’s nonvested shares as of December 31, 2013 and changes during the year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	651,500	$103.27
Granted	135,400	125.56
Vested	(310,900)	116.85
Forfeited	(78,500)	131.79

Nonvested at December 31, 2013	397,500	$113.13

The following information is provided for nonvested stock of the WRL Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2013	2012	2011
Weighted average grant date fair value	$125.56	$110.04	$129.55

Fair value of shares vested	$36,328	$15,653	$24,865

Approximately $26.3 million of unamortized compensation cost relating to nonvested shares of Common Stock at December 31, 2013 will be recognized as compensation over the vesting period of the related grants through October 2021.

Wynn Macau, Limited Stock Incentive Plan

The Company’s majority-owned subsidiary Wynn Macau, Limited adopted a stock incentive plan effective September 16, 2009 (the “WML Stock Plan”). The purpose of the WML Stock Plan is to reward participants, which may include directors and employees of Wynn Macau, Limited who have contributed towards enhancing the value of Wynn Macau and its shares. A maximum of 518,750,000 shares have been reserved for issuance

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under the WML Stock Plan. The Wynn Macau, Limited shares available for issuance under the WML Stock Plan are separate and distinct from the common stock of Wynn Resorts equity compensation plans and are not available for issuance for any awards under any of the Wynn Resorts equity compensation plans.

A summary of option activity under the WML Stock Plan as of December 31, 2013, and the changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,110,000	$2.15
Granted	800,000	$3.21
Exercised	—	—

Outstanding at December 31, 2013	2,910,000	$2.44	7.8	$6,082,136

Fully vested and expected to vest at December 31, 2013	2,910,000	$2.44	7.8	$6,082,136

Exercisable at December 31, 2013	862,000	$1.95	6.8	$2,224,036

The following information is provided for stock options of the WML Stock Plan (amounts in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2013	2012	2011
Weighted average grant date fair value	$0.78	$0.78	$0.75

Intrinsic value of stock options exercised	$—	$—	$99.2

Net cash proceeds from exercise of stock options	$—	$—	$70.2

As of December 31, 2013, there was a total of $0.7 million of unamortized compensation related to stock options, which is expected to be recognized over the vesting period of the related grants through June 2017.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of stock options granted under the WRL Stock Plan was estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	3.0%	4.0%	4.0%
Expected stock price volatility	39.4%	48.8%	49.7%
Risk-free interest rate	1.1%	1.2%	2.4%
Expected average life of options (years)	6.7	7.0	6.5

The fair value of stock options granted under the WML Stock Plan was estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	5.0%	4.0%	4.0%
Expected stock price volatility	43.3%	49.0%	37.8%
Risk-free interest rate	0.6%	0.7%	2.1%
Expected average life of options (years)	6.5	6.5	6.5

The total compensation cost for both the WRL Stock Plan and the WML Stock Plan is allocated as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Casino	$4,791	$4,794	$8,997
Rooms	853	313	383
Food and beverage	1,202	178	429
Entertainment, retail and other	477	43	24
General and administrative	32,214	14,320	14,048

Total stock-based compensation expense	39,537	19,648	23,881
Total stock-based compensation capitalized	196	195	886

Total stock-based compensation costs	$39,733	$19,843	$24,767

For the year ended December 31, 2013, the Company recorded a charge in accordance with applicable accounting standards, of approximately $23 million due to the retirement of the Company’s former chief operating officer and the related accelerated vesting of shares previously granted to him.

For the year ended December 31, 2012, the Company reversed stock-based compensation expense allocated to casino operations related to stock options and restricted stock granted in 2008 with an approximate 8 year cliff vest provision that were forfeited during the first quarter of 2012.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(9,935)	$(87,122)	$49,521
Foreign	996,458	820,120	756,046

Total	$986,523	$732,998	$805,567

The Company’s provision (benefit) for income taxes consisted of the following (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$135	$5,912	$—
Foreign	2,057	2,042	(3,386)

	$2,192	$7,954	$(3,386)

Deferred
Federal	$(19,826)	$(3,655)	$(10,809)
Foreign	—	—	(5,351)

	(19,826)	(3,655)	(16,160)

Total	$(17,634)	$4,299	$(19,546)

The income tax provision (benefit) differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2013		2012		2011
Federal statutory rate	35.0%		35.0%		35.0%
Foreign tax rate differential	(23.1%	)	(25.6%	)	(21.3%	)
Non-taxable foreign income	(13.4%	)	(15.4%	)	(13.0%	)
Foreign tax credits, net of valuation allowance	(89.3%	)	1.7%		(80.8%	)
Repatriation of foreign earnings	87.2%		0.0%		76.3%
Other, net	1.9%		3.6%		0.4%
Valuation allowance, other	(0.1%	)	1.3%		1.0%

Effective tax rate	(1.8%	)	0.6%		(2.4%	)

On November 30, 2010, Wynn Macau received a second 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau through December 31, 2015. Accordingly for the years ended December 31, 2013, 2012, and 2011, the Company was exempted from the payment of $107.3 million, $87.1 million and $82.7 million in such taxes or $1.06, $0.84 and $0.66 per share, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July of 2011, Wynn Macau received a 5-year extension of its agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $15.5 million (approximately $1.9 million U.S. dollars) as complementary tax otherwise due by shareholders of Wynn Macau on dividend distributions through 2015. As a result of the shareholder dividend tax agreements, income tax expense includes $1.9 million, $1.9 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Macau special gaming tax is 35% of gross gaming revenue. U.S. tax laws only allow a foreign tax credit up to 35% of “net” foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement (“PFA”) providing that the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.

During the years ended December 31, 2013 and December 31, 2011, the Company recognized tax benefits of $879.7 million and $647.6 million, respectively (net of valuation allowance and uncertain tax positions), for foreign tax credits generated applicable to the earnings of Wynn Macau. During December 31, 2012, the Company did not repatriate any earnings of Wynn Macau and consequently did not generate foreign tax credits in that year.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. During 2013 and 2012, the aggregate valuation allowance for deferred tax assets increased by $755.5 million and $19.1 million, respectively. The 2013 and 2012 increases are primarily related to foreign tax credit carryforwards and other foreign deferred tax assets that are not considered more likely than not realizable.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $10.5 million, $5.5 million, and $11.2 million as of December 31, 2013, 2012 and 2011, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
Deferred tax assets—U.S.:
Current:
Receivables, inventories, accrued liabilities and other	$36,556	$38,488
Less: valuation allowance	(34,347)	(35,386)

	2,209	3,102

Long-term:
Foreign tax credit carryforwards	2,614,665	1,843,757
Intangibles and related other	26,324	26,773
Stock based compensation	10,736	19,113
Pre-opening costs	12,884	14,584
Other	11,341	12,320

	2,675,950	1,916,547
Less: valuation allowance	(2,514,258)	(1,762,090)

	161,692	154,457

Deferred tax liabilities—U.S.:
Current:
Prepaid insurance, maintenance and taxes	(6,243)	(6,280)

Long-term:
Property and equipment	(176,036)	(199,956)

Deferred tax assets—Foreign:
Current:
Accrued liabilities	164	156
Less: valuation allowance	(164)	(156)

	—	—

Long-term:
Net operating loss carryforwards	13,701	17,157
Property and equipment	17,441	11,973
Pre-opening costs	3,040	854
Other	4,074	3,929
Less: valuation allowance	(38,256)	(33,913)

	—	—

Net deferred tax liability	$(18,378)	$(48,677)

As of December 31, 2013, the Company had foreign tax credit carryforwards (net of uncertain tax positions) of $2,615 million. Of this amount, $660.5 million will expire in 2018, $110.9 million will expire in 2019, $530.4 million in 2020, $540.3 million in 2021 and $772.6 million in 2023. The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $42.4 million, $79.1 million and $70.9 million during the tax years ended December 31, 2013, 2012 and 2011, respectively. These foreign tax loss carryforwards expire

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in 2016, 2015, and 2014, respectively. The Company incurred a U.S. capital loss of $3.6 million during the year ended December 31, 2011. The U.S. capital loss carryforward will expire in 2016.

In assessing the need for a valuation allowance, the Company does not currently consider forecasted future operating results when scheduling the realization of deferred tax assets and the required valuation allowance but instead relies solely on the reversal of net taxable temporary differences. The valuation allowance for foreign tax credits was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in “net” foreign source income during the 10-year foreign tax credit carryover period.

As of December 31, 2013 and 2012, the Company had valuation allowances of $2,543 million and $1,786 million, respectively, provided on foreign tax credits expected to expire unutilized and valuation allowances of $5.8 million and $11.1 million provided on other U.S. deferred tax assets. The Company has recorded a valuation allowance against all of its foreign deferred tax assets.

Except for $434 million of accumulated earnings which the Company plans on repatriating, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of $388.1 million and $333.6 million as of December 31, 2013 and 2012, respectively, which are indefinitely reinvested and will be used to fund future operations or expansion. The amount of the unrecognized deferred tax liability associated with these temporary differences is approximately $135.8 million and $116.8 million for the years ended December 31, 2013 and 2012. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings planned for repatriation. For the years ended December 31, 2013 and 2012, the Company repatriated $840.9 million and $0 from Wynn Macau, Limited. The amounts repatriated were used to fund domestic operations, to provide additional U.S. liquidity, and to fund dividends to the Company’s shareholders.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	As of December 31,
	2013	2012	2011
Balance—beginning of year	$84,289	$85,498	$83,834
Additions based on tax positions of the current year	8,360	8,140	12,427
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapses in statutes of limitations	(3,105)	(9,349)	(10,763)

Balance—end of year	$89,544	$84,289	$85,498

As of December 31, 2013, 2012, and 2011 unrecognized tax benefits of $60.3 million, $55.2 million, and $60.4 million, respectively, were recorded as reductions to the U.S. foreign tax credit deferred tax asset and the foreign net operating loss deferred tax asset. As of December 31, 2013, 2012, and 2011, unrecognized tax benefits of $29.2 million, $29.1 million and $25.1 million, respectively, were recorded in Other long-term liabilities.

As of December 31, 2013, 2012 and 2011, $20.7 million, $18.8 million and $24.2 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2013, 2012 and 2011, the Company recognized interest and penalties of $0, $0.3 million and $0.04 million, respectively.

The Company anticipates that the 2009 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company’s unrecognized tax benefits include certain income tax accounting methods. These accounting methods govern the timing and deductibility of income tax deductions. As a result, the Company’s unrecognized tax benefits could increase by a range of $0 to $0.5 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company’s income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company’s 2002 to 2009 domestic income tax returns remain subject to examination by the IRS to the extent of tax attributes carryforwards to future years. The Company’s 2010 to 2012 domestic income tax returns also remain subject to examination by the IRS. The Company’s 2009 to 2012 Macau income tax returns remain subject to examination by the Macau Financial Services Bureau.

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

For tax year 2012, the Company is participating in the IRS Compliance Assurance Program (“CAP”) which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. The Company believes the IRS will complete their examination of the 2012 tax year in the next 12 months. In March 2013, the Company received notification that it had been selected for the Compliance Maintenance phase of CAP for the 2013 tax year. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP. The Company does not expect a change in its unrecognized tax benefits as a result of the completion of these examinations.

During August 2011, Wynn Macau settled an appeal related to the Macau Financial Services Bureau’s examination of its 2006 and 2007 Macau Complementary Tax returns. As part of the settlement, the Company paid $1.1 million in Macau Complementary tax. As the result of the exam settlement and the expiration of the statute of limitations for the 2006 Macau Complementary tax return, the total amount of unrecognized tax benefits decreased by $10.8 million.

In July 2012, the Macau Financial Services Bureau commenced an examination of the 2008 Macau income tax return of Wynn Macau. In November 2012, the Company received the results of the examination. While no additional tax was due, adjustments were made to the Company’s foreign net operating loss carryforwards.

On December 31, 2013, the statute of limitations for the 2008 Macau Complementary tax return expired. As a result, the Company’s unrecognized tax benefits decreased by $3.1 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2013, the Macau Financial Services Bureau examined the 2009 and 2010 Macau income tax returns of Palo, which is a co-holder of the land concession for Wynn Palace. The exam resulted in no change to the tax returns.

In March 2013, the Macau Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

16. Commitments and Contingencies

Cotai Development and Land Concession Contract

In September 2011, Palo Real Estate Company Limited (“Palo”) and Wynn Macau, each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of December 31, 2013 and 2012, the Company has recorded this obligation and related asset with $29.3 million and $27.9 million included as a current liability, respectively and $46.8 million and $76.2 million, respectively, included as a long-term liability. The Company is also required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

The Company is currently constructing Wynn Palace, a full-scale integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4 billion. The Company continues to remain on schedule for an opening in the first half of 2016.

On July 29, 2013, Wynn Macau and Palo finalized and executed a guaranteed maximum price construction (“GMP”) contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately $2.57 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the future minimum rentals to be received under the operating leases (amounts in thousands):

Years Ending December 31,
2014	$39,735
2015	40,805
2016	38,276
2017	28,713
2018	5,929
Thereafter	17,220

$170,678

The total future minimum rentals do not include contingent rental. Contingent rentals were $101 million, $94 million and $73.2 million for the years ended December 31, 2013, 2012, and 2012, respectively.

In addition, the Company is the lessee under leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company’s aircraft hangar and certain office equipment.

At December 31, 2013, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (amounts in thousands):

Years Ending December 31,
2014	$8,835
2015	8,556
2016	6,091
2017	1,997
2018	1,393
Thereafter	4,799

$31,671

Rent expense for the years ended December 31, 2013, 2012 and 2011, was $21.9 million, $21.5 million and $20.2 million, respectively.

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

Letters of Credit

As of December 31, 2013, the Company had unsecured outstanding letters of credit of $16.7 million.

Litigation

In addition to the actions noted below, the Company’s affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Company’s financial condition, results of operations or cash flows.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation of approximately $32 million pursuant to an agreement entered into between APC and the Company on or about March 30, 2008, whereby APC was engaged to raise private equity capital for a specific investment vehicle sponsored by the Company. APC is seeking compensation unrelated to the investment vehicle. The Company has denied APC’s claims for compensation. The Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled .arbitration. The arbitration is set for April 2014. An arbitrator has been selected, and the parties have been engaging in discovery. Management believes that APC’s claims against the Company are without merit, and the Company intends to continue to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee concluded an investigation after receiving an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation, Aruze USA, Inc.’s parent company, and Kazuo Okada, (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the “Okada Parties”). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and while serving as one of the Company’s directors Mr. Okada refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors have received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of the Aruze shares, as discussed below, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. In addition, on February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Additionally, Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although the Company has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of the Company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and cancelled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company provided the Freeh Report to appropriate regulators and law enforcement agencies and has been cooperating with related investigations that such regulators and agencies have undertaken. The conduct of the Okada Parties and any resulting regulatory investigations could have adverse consequences to the Company and its subsidiaries. A finding by regulatory authorities that Mr. Okada violated anti-corruption statutes and/or other laws or regulations applicable to persons affiliated with a gaming licensee on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company and its subsidiaries.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On June 19, 2012, Elaine Wynn responded to the Counterclaim and asserted a cross claim against Steve Wynn and Kazuo Okada seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. Mr. Wynn filed his answer to Elaine Wynn’s cross claim on September 24, 2012. The Indentures for the Issuers provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las Vegas debt documents. Under the 2020 Indentures, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

The Company’s Complaint and the Okada Parties’ Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties’ motion to dismiss the Counterclaim with respect to the Okada Parties’ claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties’ motion to dismiss the Company’s Complaint. On April 22, 2013, the Company filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, the Company filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and the Company’s General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and the Company filed an answer to that pleading on December 16, 2013. The parties had been engaged in discovery at the time the court entered the Stay (defined and discussed below). Therefore, although the court previously set a timetable for all discovery, pre-trial and trial deadlines, with a five-week jury trial scheduled to commence in April 2014, this schedule will necessarily change due to the Stay.

On February 13, 2013, the Okada Parties filed a motion in the Nevada state court asking the court to establish an escrow account (specifically, they asked the court to establish a “disputed ownership fund,” as defined in a federal tax regulation (“DOF”) to hold the Redemption Note as well as the redeemed shares themselves (although those shares were previously cancelled in February 2012), until the resolution of the Redemption Action and Counterclaim. The Okada Parties subsequently filed reply papers in further support of their motion, in which they narrowed the relief they were seeking, specifically by withdrawing their request that the redeemed shares be placed into the escrow account. On April 17, 2013, the court entered an order granting the Okada Parties’ motion in part as to the narrowed relief outlined in their reply papers. Among other things, the court’s order directed the Okada Parties to establish an escrow account with a third party (without making any ruling as to whether such an account would satisfy the requirements of a DOF) to hold interest payments tendered by the Company on the Redemption Note. Per the court’s order, the Company is to have no responsibility for fees or costs of the account, and will receive a full release and indemnity related to the account. On February 14, 2013 and February 13, 2014, the Company issued checks to Aruze USA, Inc. in the amounts of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, as of the date of this report, the checks remain uncashed. The parties engaged in discussions regarding the terms of the escrow agreement contemplated by the court’s order. However, the Okada Parties recently advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the Clerk of the Court for deposit into the Clerk’s Trust Account.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a period of six months, expiring May 2, 2014. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above.

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

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel (the “Wynn Parties”), alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. An informal hearing on the matter has been scheduled for February 27, 2014.

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

On June 14, 2013, Mr. Okada filed a motion for partial summary judgment that he was entitled to advancement of his expenses incurred in the various proceedings and investigations. Mr. Okada also filed a special motion to dismiss, arguing that the Company’s counterclaims seek to infringe upon Mr. Okada’s right to petition the court, and constitute a strategic lawsuit against public policy. The Company’s counterclaims seek only to enforce Wynn Resorts’ contractual right to indemnity under Article VII, Section 4 of the Company’s Articles. At a hearing on August 1, 2013, the court denied both motions and provided for limited discovery (i.e., discovery that does not implicate any of the issues subject to the Stay entered in the Redemption Action). On August 2, 2013, the court stayed discovery in the indemnification action related to the government investigations (consistent with the Stay in the Redemption Action), and ordered that all other discovery be conducted within ninety (90) days.

On August 22, 2013, the Company noticed Mr. Okada’s deposition for September 16, 2013. Mr. Okada filed a motion for protective order seeking to vacate his deposition, arguing that he did not have any information relevant to his claims for advancement of fees and/or indemnity that he asserted against the Company. On October 18, 2013, after a full briefing by the parties, the court denied Mr. Okada’s motion and entered an order stating that Mr. Okada’s deposition testimony is relevant to the claims he asserted against the Company, that Mr. Okada may not designate someone else to testify on his behalf, and that the Company may sequence discovery in the action as it chooses. On February 4, 2014, the court entered an order on the parties’ stipulation that: (1) dismissed Okada’s claims asserted against the Company in that action (i.e., all Okada’s claims that relate to advancement); (2) reserved Okada’s right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by the Company against Okada in that action pending the resolution of the Redemption Action.

Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Related Investigations and Derivative Litigation

Investigations:

In the U.S. Department of Justice’s Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claim that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. The Federal Plaintiffs filed their opposition on July 8, 2013, and the Company and directors filed their reply on August 8, 2013. The court has not yet ruled on this motion.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, Wynn Resorts and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On February 5, 2014, the court entered a new stipulation between the parties that provides for a further stay of the state derivative action and directs the parties, within 30 days of the conclusion of the stay in the Redemption Action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in these derivative actions. We are unable to predict the outcome of these litigations at this time. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

17. Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Las Vegas Operations and its Macau Operations. The Company’s total assets and capital expenditures by segment consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012
Assets
Macau Operations	$3,918,163	$3,004,658
Las Vegas Operations	3,576,649	3,669,881
Corporate and other	882,218	602,055

	$8,377,030	$7,276,594

	Years ended December 31,
	2013	2012
Capital expenditures
Macau Operations	$442,274	$189,384
Las Vegas Operations	63,872	41,552
Corporate and other	640	10,049

	$506,786	$240,985

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s results of operations by segment for the years ended December 31, 2013, 2012 and 2011 consisted of the following (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Net revenues
Macau Operations	$4,040,526	$3,667,454	$3,789,073
Las Vegas Operations	1,580,410	1,486,830	1,480,719

Total	$5,620,936	$5,154,284	$5,269,792

Adjusted Property EBITDA(1)
Macau Operations	$1,324,119	$1,167,340	$1,196,232
Las Vegas Operations	486,682	408,472	439,036

Total	1,810,801	1,575,812	1,635,268

Other operating costs and expenses
Pre-opening costs	3,169	466	—
Depreciation and amortization	371,051	373,199	398,039
Property charges and other	17,138	39,978	130,649
Corporate expenses and other	128,267	131,807	96,868
Equity in income from unconsolidated affiliates	1,085	1,086	1,472

Total other operating costs and expenses	520,710	546,536	627,028

Operating income	1,290,091	1,029,276	1,008,240

Other non-operating costs and expenses
Interest income	15,713	12,543	7,654
Interest expense, net of amounts capitalized	(299,022)	(288,759)	(229,918)
Increase in swap fair value	14,235	991	14,151
Loss from extinguishment of debt	(40,435)	(25,151)	—
Equity in income from unconsolidated affiliates	1,085	1,086	1,472
Other	4,856	3,012	3,968

Total other non-operating costs and expenses	(303,568)	(296,278)	(202,673)

Income before income taxes	986,523	732,998	805,567
Benefit (provision) for income taxes	17,634	(4,299)	19,546

Net income	$1,004,157	$728,699	$825,113

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

18. Quarterly Financial Information (Unaudited)

The following tables (amounts in thousands, except per share data) present selected quarterly financial information for 2013 and 2012, as previously reported. Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2013
	First	Second	Third	Fourth	Year
Net revenues	$1,378,654	$1,332,273	$1,390,112	$1,519,897	$5,620,936
Operating income	333,648	274,024	313,978	368,441	1,290,091
Net income	272,144	192,716	248,811	290,486	1,004,157
Net income attributable to Wynn Resorts, Limited	202,963	129,785	182,020	213,884	728,652
Basic income per share	$2.02	$1.29	$1.81	$2.12	$7.25
Diluted income per share	$2.00	$1.28	$1.79	$2.10	$7.17

	Year Ended December 31, 2012
	First	Second	Third	Fourth	Year
Net revenues	$1,313,498	$1,253,207	$1,298,495	$1,289,084	$5,154,284
Operating income	260,099	264,123	247,092	257,962	1,029,276
Net income	198,409	199,293	165,171	165,826	728,699
Net income attributable to Wynn Resorts, Limited	140,564	138,064	112,035	111,373	502,036
Basic income per share	$1.25	$1.38	$1.12	$1.11	$4.87
Diluted income per share	$1.23	$1.37	$1.11	$1.10	$4.82

19. Subsequent Event

On January 30, 2014, the Company announced a cash dividend of $1.25 per share, payable on February 27, 2014 to stockholders of record as of February 13, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)        Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting” on page 74.

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

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 (the “2014 Proxy Statement”) under the captions “Election of Directors”, “Named Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

The information required by this item will be contained in the 2014 Proxy Statement under the captions “Director Compensation”, “Compensation Discussion and Analysis” and “Executive Compensation Tables,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders. These plans are described in Item 8—“Financial Statements and Supplementary Data” of Part II (see Notes to Consolidated Financial Statements).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,606,309	$75.89	4,438,524
Equity compensation plans not approved by security holders	—	—	—

Total	1,606,309	$75.89	4,438,524

Certain information required by this item will be contained in the 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2014 Proxy Statement under the caption “Certain Relationships and Related Transactions, and “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2014 Proxy Statement under the caption “Ratification of Appointment of Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules filed in Part IV of this report are listed below:

•	Schedule I—Condensed financial information of the registrant

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

SCHEDULE 1—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$299,716	$179,939
Investment securities	169,496	89,155
Receivables	1,804	1,328
Prepaid expenses	3,165	2,698

Total current assets	474,181	273,120
Property and equipment, net	11,314	11,737
Investment securities	79,989	36,484
Other assets	33,787	33,682
Due from subsidiaries	298,410	232,400
Investment in subsidiaries	1,269,696	1,586,186

Total assets	$2,167,377	$2,173,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334	$171
Accrued compensation and benefits	1,326	1,796
Interest payable	33,636	33,650
Other accrued liabilities	4,865	3,750
Deferred income taxes, net	4,034	3,178

Total current liabilities	44,195	42,545
Long-term debt	1,936,443	1,936,443
Other long-term liabilities	10,770	16,051
Uncertain tax position liability	29,275	29,139
Deferred income taxes, net	14,343	45,499

Total liabilities	2,035,026	2,069,677

Commitments and contingencies (Note 2)

Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,170,493 and 113,730,442 shares issued; and, 101,192,408 and 100,866,712 shares outstanding	1,142	1,137
Treasury stock, at cost; 12,978,085 and 12,863,730 shares	(1,143,419)	(1,127,947)
Additional paid-in capital	888,727	818,821
Accumulated other comprehensive income	2,913	4,177
Retained earnings	66,130	44,775

Total Wynn Resorts, Limited stockholders’ deficit	(184,507)	(259,037)
Noncontrolling interest	316,858	362,969

Total equity	132,351	103,932

Total liabilities and stockholders’ equity	$2,167,377	$2,173,609

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Operating revenues:
Wynn Las Vegas management fees	$23,721	$22,318	$22,229
Wynn Macau royalty fees	160,923	147,101	152,463

Net revenues	184,644	169,419	174,692

Operating costs and expenses:
General and administrative	45,285	70,602	30,421
Depreciation and amortization	423	421	421
Property charges and other	—	33	—

Total operating costs and expenses	45,708	71,056	30,842

Operating income	138,936	98,363	143,850

Other income (expense):
Interest and other income	1,486	1,116	865
Interest expense	(38,715)	(33,650)	—
Equity in income of subsidiaries	882,760	665,127	669,589

Other income (expense), net	845,531	632,593	670,454

Income before income taxes	984,467	730,956	814,304
Benefit (provision) for income taxes	19,690	(2,257)	10,809

Net income	1,004,157	728,699	825,113
Less: Net income attributable to noncontrolling interests.	(275,505)	(226,663)	(211,742)

Net income attributable to Wynn Resorts, Limited	$728,652	$502,036	$613,371

Basic and diluted earnings per common share:
Net income:
Basic	$7.25	$4.87	$4.94
Diluted	$7.17	$4.82	$4.88
Weighted average common shares outstanding:
Basic	100,540	103,092	124,039
Diluted	101,641	104,249	125,667

The accompanying notes are an integral part of these condensed financial statements.

WYNN RESORTS, LIMITED

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,004,157	$728,699	$825,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	421	421
Deferred income taxes	(19,826)	(3,655)	(10,809)
Stock-based compensation	26,964	11,894	10,663
Amortization of discount on investment securities and other	3,338	3,762	—
Dividends received from subsidiary	840,914	700,025	578,240
Equity in income of subsidiaries	(882,760)	(665,127)	(669,589)
Increase (decrease) in cash from changes in:
Receivables	(476)	823	(1,610)
Prepaid expenses	(467)	(1,695)	(9)
Accounts payable, accrued expenses and other	1,515	38,337	5,168
Due from affiliates	(23,721)	(22,318)	(22,065)

Net cash provided by operating activities	950,061	791,166	715,523

Cash flows from investing activities:
Purchase of investment securities	(222,856)	(183,484)	(249,374)
Proceeds from sales or maturities of investment securities	95,771	202,406	101,017
Purchase of other assets	(105)	(33,682)	—
Due to (from) subsidiaries	4,623	(34,132)	(55,673)

Net cash used in investing activities	(122,567)	(48,892)	(204,030)

Cash flows from financing activities:
Cash distributions	(712,681)	(955,493)	(811,798)
Exercise of stock options	20,436	15,583	23,859
Repurchase of common stock	(15,472)	(911)	(7,629)

Net cash used in financing activities	(707,717)	(940,821)	(795,568)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	119,777	(198,547)	(284,075)
Balance, beginning of year	179,939	378,486	662,561

Balance, end of year	$299,716	$179,939	$378,486

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

2. Commitments and Contingencies

The Company is a holding company and, as a result, its ability to pay dividends is dependent on its subsidiaries’ ability to provide funds to it. Restrictions imposed by Wynn Las Vegas, LLC (a wholly owned indirect subsidiary of the Company) and Wynn Macau debt instruments significantly restrict certain of the Company’s key subsidiaries holding a majority of the consolidated group’s total assets, including Wynn Las Vegas, LLC, from making dividends or distributions to the Company, subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing Wynn Las Vegas, LLC’s debt instruments, unless certain financial and non-financial criteria have been satisfied. In addition, the terms of the loan agreement of Wynn Resorts (Macau) S.A. contain similar restrictions. The Company received cash dividends of $840.9 million, $700 million and $578.3 million from its subsidiaries during the years ended December 31, 2013, 2012 and 2011, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2013	$102,213	11,877	(40,099)	$73,991

2012	$91,854	18,091	(7,732)	$102,213

2011	$77,452	33,778	(19,376)	$91,854

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2013	$1,831,545	773,509	(18,029)	$2,587,025

2012	$1,812,482	29,132	(10,069)	$1,831,545

2011	$1,285,916	533,474	(6,908)	$1,812,482

(a)3. Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	Sixth Amended and Restated Bylaws of the Registrant, as amended.(41)

4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share of the Registrant.(1)

4.2	Indenture, dated as of October 19, 2009, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(20)

4.3	Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(24)

4.4	Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee.(26)

4.5	Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors set forth therein and U.S. Bank National Association, as trustee.(35)

4.6	Third Supplemental Indenture, dated August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors name therein and U.S. Bank National Association, as trustee.(26)

4.7	Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and the U.S. Bank National Association.(44)

4.8	Supplemental Indenture, dated May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and the U.S. Bank National Association.(44)

*10.1.1.0	Employment Agreement, dated as of October 4, 2002, by and between Wynn Resorts, Limited and Stephen A. Wynn.(1)

*10.1.1.1	First Amendment to Employment Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts, Limited.(4)

*10.1.1.2	Second Amendment to employment agreement between Wynn Resorts, Limited and Stephen A. Wynn dated January 31, 2007.(14)

*10.1.1.3	Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(15)

*10.1.1.4	Fourth Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn.(17)

*10.1.1.5	Amendment to Employment Agreement, dated as of February 16, 2009, by and between Wynn Resorts, Limited and Stephen A. Wynn.(18)

*10.1.1.6	Sixth Amendment to Employment Agreement dated as of February 24, 2011, between Wynn Resorts, Limited and Stephen A. Wynn.(30)

*10.1.2.0	Employment Agreement, dated as of March 4, 2008, by and between Wynn Resorts, Limited and Marc D. Schorr.(9)

*10.1.2.1	First Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Marc D. Schorr.(17)

*10.1.2.2	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Marc D. Schorr.(18)

*10.1.2.3	Second Amendment to Employment Agreement dated as of February 27, 2013, between Wynn Resorts, Limited and Marc D. Schorr.(42)

*10.1.2.4	Resignation and Release Agreement, dated March 27, 2013 between Wynn Resorts, Limited, as the Company and Marc D. Schorr, as Employee.(43)

*10.1.3.0	Employment Agreement, dated as of October 1, 2005, by and between Wynn Las Vegas, LLC and Matt Maddox.(17)

*10.1.3.1	First Amendment to Employment Agreement, dated as of May 5, 2008, by and between Wynn Resorts, Limited and Matt Maddox.(16)

*10.1.3.2	Second Amendment to Employment Agreement dated as of December 31, 2008, between Wynn Resorts, Limited and Matt Maddox.(17)

*10.1.3.3	Amendment to Employment Agreement, dated as of February 13, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(18)

*10.1.3.4	Fourth Amendment to Employment Agreement, dated as of March 5, 2009, by and between Wynn Resorts, Limited and Matt Maddox.(19)

*10.1.3.5	Fifth Amendment to Employment Agreement, dated as of February 2, 2010, by and between Wynn Resorts, Limited and Matt Maddox.(22)

*10.1.3.6	Employment Agreement, dated November 18, 2013, by and between Wynn Resorts Limited and Matt Maddox.(46)

*10.1.4.0	Employment agreement, dated May 12, 2010, by and between Worldwide Wynn, LLC and Linda C. Chen.(25)

*10.1.4.1	Retention agreement, dated July 27, 2011, by and between Worldwide Wynn, LLC and Linda Chen.(31)

*10.1.4.2	First Amendment to Employment Agreement, dated as of November 2, 2012, by and between Worldwide Wynn, LLC and Linda Chen.(40)

*10.1.5.0	Employment Agreement, dated as of April 24, 2007, by and between Wynn Resorts, Limited and Kim Sinatra.(29)

*10.1.5.1	First Amendment to Employment Agreement, dated as of December 31, 2008 by and between Wynn Resorts, Limited and Kim Sinatra.(29)

*10.1.5.2	Amendment to Employment Agreement, dated as of February 12, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(29)

*10.1.5.3	Second Amendment to Employment Agreement, dated as of November 30, 2009, by and between Wynn Resorts, Limited and Kim Sinatra.(29)

*10.1.6.0	John Strzemp Employment Agreement, dated August 31, 2005 by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.1.6.1	First Amendment to Employment Agreement, dated as of March 26, 2008 by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.1.6.2	Second Amendment to Employment Agreement, dated as of December 31, 2008 by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.1.6.3	Amendment to Employment Agreement, dated as of February 12, 2009 by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.1.6.4	Fourth Amendment to Employment Agreement, dated as of March 23, 2009 by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.1.6.5	Fifth Amendment to Employment Agreement, dated as of February 25, 2013 by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.1.6.6	Sixth Amendment to Employment Agreement, dated as of September 10, 2013 by and between Wynn Resorts, Limited and John Strzemp.(46)

*10.2.1	2002 Stock Incentive Plan as Amended and Restated effective May 12, 2010.(32)

*10.2.2	2002 Stock Incentive Plan as Amended and Restated effective May 17, 2011.(39)

*10.2.3	Form of Stock Option Agreement pursuant to 2002 Stock Incentive Plan.(39)

*10.2.4	Form of Stock Option Grant Notice.(39)

*10.2.5	Form of Restricted Stock Agreement pursuant to 2002 Stock Incentive Plan.(39)

10.3.1.0	Amended and Restated Stockholder Agreement, dated January 6, 2010, by and among Stephen A. Wynn, Elaine P. Wynn and Aruze USA, Inc.(21)

10.3.1.1	Waiver and Consent, dated November 24, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.(27)

10.3.1.2	Waiver and Consent, dated December 15, 2010, by and among Aruze USA, Inc., Stephen A. Wynn and Elaine P. Wynn.(28)

10.3.2	Amended and Restated Shareholders Agreement, dated as of September 16, 2004 by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A.(4)

10.4.1.1	Concession Contract for the Operation of Games of Chance or Other Games in Casinos in the Macau Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau), S.A. (English translation of Portuguese version of Concession Agreement).(2)

10.4.1.2	Concession Contract for Operating Casino Gaming or Other Forms of Gaming in the Macao Special Administrative Region, dated June 24, 2002, between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A. (English translation of Chinese version of Concession Agreement).(5)

10.4.1.3	Unofficial English translation of Land Concession Contract between the Macau Special Administrative Region and Wynn Resorts (Macau) S.A.(3)

10.4.1.4	Land Concession Contract, published on May 2, 2012, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau) S.A. and the Macau Special Administration of the People’s Republic of China (translated to English from traditional Chinese and Portuguese).(37)

10.5.1.1	Surname Rights Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5.1.2	Rights of Publicity License, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5.1.3	Termination Agreement, dated as of August 6, 2004, by and between Stephen A. Wynn and Valvino Lamore, LLC.(4)

10.5.1.4	Trademark Assignment, dated as of August 6, 2004, by and between Stephen A. Wynn and Wynn Resorts Holdings, LLC.(4)

10.5.2	Intellectual Property License Agreement dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC.(7)

10.6.1.0	Common Terms Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent.(4)

10.6.1.1	Common Terms Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as the Company, Certain Financial Institutions as Hotel Facility Lenders, Project Facility Lenders, Revolving Credit Facility Lenders and Hedging Counterparties, Bank of America Securities Asia Limited, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, Societe Generale Asia Limited as Intercreditor Agent, and Societe Generale, Hong Kong Branch as Security Agent.(8)

10.6.1.2	Second Amendment Agreement to the Common Terms Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent.(10)

10.6.1.3	Common Terms Agreement Third Amendment Agreement dated September 8, 2009 between, among others, Wynn Resorts (Macau), S.A. as the company and Société Générale, Hong King Branch as security agent.(29)

10.6.1.4	Common Terms Agreement Fourth Amendment Agreement, dated as of July 31, 2012 between, among others, Wynn Resorts (Macau), S.A. as the company and Bank of China Limited Macau Branch as security agent.(38)

10.6.2.0	Hotel Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein.(4)

10.6.2.1	Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and Certain Financial Institutions as Hotel Facility Lenders.(8)

10.6.2.2	Second Amendment Agreement to the Hotel Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders.(10)

10.6.2.3	Third Amendment Agreement to the Hotel Facility Agreement dated July 31, 2012 among Wynn Resorts, (Macau), S.A., Bank of China Limited Macau Branch, and certain financial institutions as Hotel Facility Lenders.(38)

10.6.3.0	Project Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein.(4)

10.6.3.1	Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and Certain Financial Institutions as Project Facility Lenders.(8)

10.6.3.2	Second Amendment Agreement to the Project Facility Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders.(10)

10.6.4.0	Revolving Credit Facility Agreement, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein.(4)

10.6.4.1	Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and Certain Financial Institutions as Revolving Credit Facility Lenders.(8)

10.6.4.2	Revolving Credit Facility Second Amendment Agreement dated June 27, 2007 among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders.(10)

10.6.4.3	Revolving Credit Facility Agreement dated July 31, 2012 among Wynn Resorts (Macau), S.A., Bank of China, Limited Macau Branch, and certain financial institutions as Project Facility Lenders.(38)

10.6.5.0	Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale -Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent and others.(4)

10.6.5.1	Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Certain Financial Institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent , Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and Others.(8)

10.6.6	Floating Charge (unofficial English Translation), dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.7	Debenture, dated September 14, 2004 between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.8.0	Wynn Resorts Support Agreement, dated September 14, 2004 between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.8.1	Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Security Agent.(8)

10.6.9	Wynn Pledgors’ Guarantee, dated September 14, 2004 between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.6.10	Bank Guarantee Reimbursement Agreement, dated September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino.(4)

10.6.11	Sponsors’ Subordination Deed, dated September 14, 2004 between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent.(4)

10.7.0	Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(13)

10.7.1	First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company America, as the initial Disbursement Agent.(11)

10.7.2	Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(12)

10.7.3	Third Amendment to Amended and Restated Master Disbursement Agreement, dated October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(20)

10.7.4	Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(24)

10.7.5	Fifth Amendment to the Amended and Restated Master Disbursement Agreement, dated August 4, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(40)

10.7.6	Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent.(35)

10.8.1	Amended and Restated Agreement of Lease made as of March 18, 2010, by and between Wynn Las Vegas an Stephen A. Wynn.(23)

10.8.1.1	First Amendment to Amended and Restated Agreement of Lease, dated as of April 9, 2012, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.(36)

10.8.1.2	2013 Amended and Restated Agreement of Lease, dated as of May 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.(43)

10.8.1.3	2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn.(45)

10.8.2.1	Fifth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2007, between Stephen A. Wynn, as lessor, Wynn Gallery, LLC, as lessee.(33)

10.8.2.2	Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012 between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee.(38)

10.9.1.1	Acknowledgement and Agreement, dated as of September 1, 2004, among Wynn Las Vegas, LLC, Wells Fargo Bank, National Association and the lenders named therein.(6)

10.9.2.0	Aircraft Time Sharing Agreement dated as of November 25, 2002, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(29)

10.9.2.1	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(29)

10.9.2.2	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Stephen A. Wynn.(29)

10.9.3.0	Aircraft Time Sharing Agreement dated as of November 26, 2002, by and between Las Vegas Jet, LLC and Marc Schorr.(29)

10.9.3.1	Amendment No. 1 to Aircraft Time Sharing Agreement, entered into as of January 1, 2004, by and between Las Vegas Jet, LLC and Marc Schorr.(29)

10.9.3.2	Amendment No. 2 to Aircraft Time Sharing Agreement, entered into as of October 31, 2009, by and between Las Vegas Jet, LLC and Marc Schorr.(29)

10.9.4	Aircraft Purchase Option Agreement, dated January 3, 2013, between Wynn Resorts, Limited and Stephen A. Wynn.(40)

10.10.1	Agreement, dated as of June 13, 2002, by and between Stephen A. Wynn and Wynn Resorts, Limited.(2)

10.10.2	Tax Indemnification Agreement, effective as of September 24, 2002, by and among Stephen A. Wynn, Aruze USA, Inc., Baron Asset Fund on behalf of the Baron Asset Fund Series, Baron Asset Fund on behalf of the Baron Growth Fund Series, Kenneth R. Wynn Family Trust dated February 20, 1985, Valvino Lamore, LLC and Wynn Resorts, Limited.(1)

10.10.3	Form of Indemnity Agreement.(5)

10.10.4	Management Agreement, made as of December 14, 2004, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited.(7)

10.10.5	Management Fees Subordination Agreement, dated as of December 14, 2004, by Wynn Resorts, Limited, Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., and those subsidiaries of Wynn Las Vegas, LLC listed on Exhibit A hereto in favor of Deutsche Bank Trust Company Americas, as administrative agent, and U.S. Bank National Association, as trustee.(7)

10.10.6	Redemption Price Promissory Note, dated February 18, 2012, made by Wynn Resorts, Limited to Aruze USA, Inc.(34)

10.10.7	Registration Rights Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp, Wynn Show Performers, LLC, Wynn Golf, LLC, Las Vegas Jet, LLC, World Travel, LLC, Wynn Sunrise, LLC, Kevyn, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.(35)

21.1	Subsidiaries of the Registrant.(46)

23.1	Consent of Ernst & Young LLP.(46)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(46)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(46)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.(46)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets at December 31, 2013 and December 31 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Stockholders’ Equity at December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Comprehensive Income and (vi) Notes to Consolidated Financial Statements.(46)

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600).
(2)	Incorporated by reference from Amendment No. 1 to the Form S-1 filed by the Registrant on August 20, 2002 (File No. 333-90600).

(3)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 3, 2004.
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.
(5)	Incorporated by reference from Amendment No. 3 to the Form S-1 filed by the Registrant on September 18, 2002 (File No. 333-90600).
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 8, 2004.
(7)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.
(8)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.
(9)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 4, 2008.
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.
(11)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.
(12)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.
(13)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.
(14)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2007.
(15)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.
(16)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 7, 2008.
(17)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2009.
(19)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 9, 2009.
(20)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.
(21)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on January 6, 2010.
(22)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 5, 2010.
(23)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 19, 2010.
(24)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.
(25)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 18, 2010.
(26)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.
(27)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 26, 2010.
(28)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on December 15, 2010.
(29)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2010.
(30)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 28, 2011.
(31)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 18, 2011.
(32)	Incorporated by reference from the Form S-8 Registration Statement filed by the Registrant on July 27, 2010.
(33)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2011.
(34)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 21, 2012.
(35)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.
(36)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 12, 2012.
(37)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 2, 2012.
(38)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.

(39)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 29, 2012.
(40)	Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2013.
(41)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 12, 2013.
(42)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 5, 2013.
(43)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2013.
(44)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 22, 2013.
(45)	Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2013.
(46)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 28, 2014	By	/s/ Stephen A. Wynn
Stephen A. Wynn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/s/ John Hagenbuch John Hagenbuch	Director	February 28, 2014

/s/ Ray R. Irani Dr. Ray R. Irani	Director	February 28, 2014

/s/ Robert J. Miller Robert J. Miller	Director	February 28, 2014

/s/ Alvin Shoemaker Alvin V. Shoemaker	Director	February 28, 2014

/s/ Edward J Virtue Edward J Virtue	Director	February 28, 2014

/s/ D. Boone Wayson D. Boone Wayson	Director	February 28, 2014

/s/ Elaine P. Wynn Elaine P. Wynn	Director	February 28, 2014

/s/ Matt Maddox Matt Maddox	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014