Form 10-Q
period 2014-03-31
WYNN RESORTS LTD
filed 2014-05-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common stock, $0.01 par value	101,257,217

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,273,621	$2,435,041
Investment securities	218,876	174,399
Receivables, net	230,690	241,932
Inventories	71,865	74,739
Prepaid expenses and other	44,132	42,703
Total current assets	3,839,184	2,968,814
Property and equipment, net	5,036,430	4,934,449
Restricted cash	—	199,936
Investment securities	35,947	79,989
Intangible assets, net	30,172	30,767
Deferred financing costs, net	71,688	67,926
Deposits and other assets	95,740	91,001
Investment in unconsolidated affiliates	4,060	4,148
Total assets	$9,113,221	$8,377,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$270,299	$272,861
Current portion of long-term debt	1,050	1,050
Current portion of land concession obligation	29,328	29,341
Customer deposits	511,153	704,401
Gaming taxes payable	228,538	205,260
Accrued compensation and benefits	83,155	83,769
Accrued interest	73,567	101,442
Other accrued liabilities	51,182	49,797
Construction retention	3,018	3,578
Deferred income taxes, net	4,035	4,035
Total current liabilities	1,255,325	1,455,534
Long-term debt	7,329,777	6,586,518
Land concession obligation	46,800	46,819
Other long-term liabilities	117,824	141,465
Deferred income taxes, net	42,753	14,343
Total liabilities	8,792,479	8,244,679
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,241,860 and 114,170,493 shares issued; 101,257,217 and 101,192,408 shares outstanding, respectively	1,142	1,142
Treasury stock, at cost; 12,984,643 and 12,978,085 shares, respectively	(1,144,845)	(1,143,419)
Additional paid-in capital	902,046	888,727
Accumulated other comprehensive income	2,528	2,913
Retained earnings	166,664	66,130
Total Wynn Resorts, Limited stockholders’ deficit	(72,465)	(184,507)
Noncontrolling interest	393,207	316,858
Total equity	320,742	132,351
Total liabilities and stockholders’ equity	$9,113,221	$8,377,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Casino	$1,226,133	$1,106,503
Rooms	136,476	120,480
Food and beverage	141,837	139,701
Entertainment, retail and other	106,860	101,548
Gross revenues	1,611,306	1,468,232
Less: promotional allowances	(97,693)	(89,578)
Net revenues	1,513,613	1,378,654
Operating costs and expenses:
Casino	783,734	697,188
Rooms	35,345	33,390
Food and beverage	74,953	73,873
Entertainment, retail and other	44,535	40,326
General and administrative	111,277	94,909
(Benefit) provision for doubtful accounts	(2,728)	7,004
Pre-opening costs	3,073	452
Depreciation and amortization	76,659	92,518
Property charges and other	9,934	5,346
Total operating costs and expenses	1,136,782	1,045,006
Operating income	376,831	333,648
Other income (expense):
Interest income	4,753	4,222
Interest expense, net of capitalized interest	(75,256)	(75,377)
Increase in swap fair value	842	3,144
Loss on extinguishment of debt	(1,529)	—
Equity in income from unconsolidated affiliates	308	200
Other	(297)	1,165
Other income (expense), net	(71,179)	(66,646)
Income before income taxes	305,652	267,002
(Provision) benefit for income taxes	(2,609)	5,142
Net income	303,043	272,144
Less: net income attributable to noncontrolling interest	(76,147)	(69,181)
Net income attributable to Wynn Resorts, Limited	$226,896	$202,963
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$2.25	$2.02
Diluted	$2.22	$2.00
Weighted average common shares outstanding:
Basic	100,822	100,237
Diluted	102,009	101,373
Dividends declared per common share	$1.25	$1.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$303,043	$272,144
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(606)	(2,681)
Unrealized gain on available-for-sale securities, net of tax	61	161
Total comprehensive income	302,498	269,624
Less: comprehensive income attributable to noncontrolling interest	(75,987)	(68,456)
Comprehensive income attributable to Wynn Resorts, Limited	$226,511	$201,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders’ equity (deficit)	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2014	101,192,408	$1,142	$(1,143,419)	$888,727	$2,913	$66,130	$(184,507)	$316,858	$132,351
Net income	—	—	—	—	—	226,896	226,896	76,147	303,043
Currency translation adjustment	—	—	—	—	(438)	—	(438)	(168)	(606)
Net unrealized gain on investments	—	—	—	—	53	—	53	8	61
Exercise of stock options	35,533	—	—	1,717	—	—	1,717	—	1,717
Cancellation of restricted stock	(9,166)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(6,558)	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Issuance of restricted stock	45,000	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	59	—	(126,362)	(126,303)	—	(126,303)
Excess tax benefits from stock-based compensation	—	—	—	2,449	—	—	2,449	—	2,449
Stock-based compensation	—	—	—	9,094	—	—	9,094	362	9,456
Balances, March 31, 2014	101,257,217	$1,142	$(1,144,845)	$902,046	$2,528	$166,664	$(72,465)	$393,207	$320,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$303,043	$272,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,659	92,518
Deferred income taxes	1,583	(6,030)
Stock-based compensation expense	3,921	1,122
Excess tax benefits from stock-based compensation	(2,424)	(1,232)
Amortization and write-offs of deferred financing costs and other	6,448	4,620
Loss on extinguishment of debt	1,529	—
(Benefit) provision for doubtful accounts	(2,728)	7,004
Property charges and other	9,953	3,057
Equity in income of unconsolidated affiliates, net of distributions	88	556
Increase in swap fair value	(842)	(3,144)
Increase (decrease) in cash from changes in:
Receivables, net	13,941	(12,131)
Inventories and prepaid expenses and other	1,465	(7,904)
Customer deposits	(193,248)	88,581
Accounts payable and accrued expenses	(10,166)	(18,291)
Net cash provided by operating activities	209,222	420,870
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(178,050)	(58,797)
Purchase of corporate debt securities	(46,635)	(22,881)
Proceeds from sale or maturity of corporate debt securities	44,995	63,075
Restricted cash	199,805	39,573
Deposits and purchase of other assets	(5,172)	(6,419)
Proceeds from sale of assets	2,995	278
Net cash provided by investing activities	17,938	14,829
Cash flows from financing activities:
Proceeds from exercise of stock options	1,717	960
Excess tax benefits from stock-based compensation	2,424	1,232
Dividends paid	(126,406)	(101,709)
Proceeds from issuance of long-term debt	756,229	—
Principal payments on long-term debt	(350)	(350)
Repurchase of common stock	(1,426)	(2,461)
Repurchase of first mortgage notes	(12,000)	—
Payments for financing costs	(7,391)	—
Net cash provided by (used in) financing activities	612,797	(102,328)
Effect of exchange rate on cash	(1,377)	(1,885)
Cash and cash equivalents:
Increase in cash and cash equivalents	838,580	331,486
Balance, beginning of period	2,435,041	1,725,219
Balance, end of period	$3,273,621	$2,056,705

Supplemental cash flow disclosures:
Cash transactions:
Cash paid for interest, net of amounts capitalized	$116,698	$121,386
Non-cash transactions:
Stock-based compensation capitalized into construction	$5,535	$48
Change in property and equipment included in accounts and construction payables	$4,205	$27,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”) owns 72.3% of Wynn Macau, Limited, which operates a destination casino hotel resort in the Macau Special Administrative Region of the People’s Republic of China. The Company also owns and operates a destination casino hotel resort in Las Vegas, Nevada.

The Company's fully integrated Macau resort of Wynn Macau and Encore at Wynn Macau features two luxury hotel towers with a total of 1,008 spacious guest rooms and suites, approximately 280,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 31,000 square feet of lounge and meeting space, approximately 57,000 square feet of retail space, recreation and leisure facilities, including two health clubs, spas and one pool. The Company refers to this fully integrated resort as its Macau Operations.

The Company's fully integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas, approximately 186,000 square feet of casino space, 34 food and beverage outlets featuring signature chefs, an on-site 18-hole golf course, approximately 284,000 square feet of meeting and convention space, a Ferrari and Maserati dealership, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs and a beach club. The Company refers to this fully integrated resort as its Las Vegas Operations.

The Company is also currently constructing Wynn Palace, a fully integrated resort in the Cotai area of Macau containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings, and food and beverage outlets. The Company continues to remain on schedule for an opening in the first half of 2016.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2014, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 -    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in the 50%-owned joint ventures operating the Ferrari and Maserati automobile dealership and the Brioni mens’ retail clothing store inside Wynn Las Vegas are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

approximates fair value. Cash equivalents of $1,583.0 million and $1,349.6 million at March 31, 2014 and December 31, 2013, respectively, were invested in bank time deposits, money market accounts, U.S. Treasuries and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,690.6 million and $1,085.4 million as of March 31, 2014 and December 31, 2013, respectively.
Restricted Cash

Restricted cash consists primarily of certain proceeds of the Company’s financing activities that are restricted by the agreements governing the Company’s debt instruments for the payment of certain Wynn Palace related construction and development costs.  Restricted cash balances totaled approximately $199.9 million at December 31, 2013. During the first quarter of 2014, the Company applied the restricted cash balances to payment of certain Wynn Palace related construction and development costs, with no remaining restricted cash balances at March 31, 2014.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds and commercial paper reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. The Company’s investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity/available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2014 and December 31, 2013, approximately 84% and 86% of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the “Okada Parties”) (see Note 14 “Commitments and Contingencies”); the outcome of on-going investigations of Aruze USA, Inc. by the United States Attorney’s Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note’s subordinated position relative to all other debt in the Company’s capital structure and credit ratings associated with the Company’s traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used. As a result of this analysis, the Company concluded the Redemption Note's stated rate of 2% approximated a market rate.

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

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts, commissions and points earned in the player’s club loyalty program.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Rooms	$12,754	$13,056
Food and beverage	31,042	27,764
Entertainment, retail and other	3,796	3,558
	$47,592	$44,378

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gross gaming revenue and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $550.2 million and $481.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,583,046	$205	$1,582,841	—
Interest rate swaps	$11,146	—	$11,146	—
Available-for-sale securities	$254,823	—	$254,823	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

		Fair Value Measurements Using:
	December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,349,647	$220,923	$1,128,724	—
Interest rate swaps	$10,308	—	$10,308	—
Restricted cash	$199,936	—	$199,936	—
Available-for-sale securities	$254,388	—	$254,388	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

As of March 31, 2014 and December 31, 2013, approximately 63% and 91% of the Company’s cash equivalents categorized as Level 2 were deposits held in foreign currencies, respectively.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The adoption of this update prospectively during the quarter resulted in the presentation of unrecognized tax benefits of $29.3 million previously reflected in other long-term liabilities to be classified in long-term deferred income taxes, net, in the Condensed Consolidated Balance Sheet, at March 31, 2014.

Note 3 -    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to Wynn Resorts, Ltd.	$226,896	$202,963

Denominator:
Weighted average common shares outstanding	100,822	100,237
Potential dilutive effect of stock options and restricted stock	1,187	1,136
Weighted average common and common equivalent shares outstanding	102,009	101,373

Net income attributable to Wynn Resorts, Ltd. per common share, basic	$2.25	$2.02
Net income attributable to Wynn Resorts, Ltd. per common share, diluted	$2.22	$2.00

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	—	659

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized gain on securities	Accumulated other comprehensive income
December 31, 2013	$2,874	$39	$2,913
Current period other comprehensive (loss) gain	(438)	53	(385)
March 31, 2014	$2,436	$92	$2,528

For the three months ended March 31, 2014, there were no amounts reclassified from accumulated other comprehensive income.

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2014				December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$214,802	$164	$(76)	$214,890	$221,418	$140	$(124)	$221,434
Commercial paper	39,930	13	(10)	39,933	32,941	16	(3)	32,954
	$254,732	$177	$(86)	$254,823	$254,359	$156	$(127)	$254,388

For investments with unrealized losses as of March 31, 2014 and December 31, 2013, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair value of these investment securities at March 31, 2014, by contractual maturity, are as follows (in thousands):

Fair value
Due in one year or less	$218,876
Due after one year through two years	35,947
$254,823

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Casino	$221,597	$252,998
Hotel	18,176	15,386
Retail leases and other	53,605	47,539
	293,378	315,923
Less: allowance for doubtful accounts	(62,688)	(73,991)
	$230,690	$241,932

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$733,495	$733,233
Buildings and improvements	3,872,997	3,883,442
Airplanes	135,040	135,040
Furniture, fixtures and equipment	1,695,071	1,686,522
Leasehold interests in land	316,416	316,550
Construction in progress	717,417	558,624
	7,470,436	7,313,411
Less: accumulated depreciation	(2,434,006)	(2,378,962)
	$5,036,430	$4,934,449

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Wynn Macau Senior Term Loan, due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $4,631 at March 31, 2014 and $4,900 at December 31, 2013	$947,986	$948,028
5 1/4% Wynn Macau, Limited Senior Notes, due October 15, 2021, including original issue premium of $5,606 at March 31, 2014 and none at December 31, 2013	1,355,606	600,000
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,418 at March 31, 2014 and $1,463 at December 31, 2013	350,592	350,547
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,308,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Wynn Las Vegas Senior Notes, due May 30, 2023	500,000	500,000
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	32,200	32,550
	7,330,827	6,587,568
Less: current portion of long-term debt	(1,050)	(1,050)
	$7,329,777	$6,586,518

5 1/4% Wynn Macau, Limited Senior Notes due 2021

On March 20, 2014, Wynn Macau, Limited (“WML”), an indirect subsidiary of Wynn Resorts, Limited, issued $750 million aggregate principal amount of 5 1/4% Senior Notes due 2021 (the “Additional 2021 Notes”), which were consolidated and form a single series with the $600 million aggregate principal amount of 5 1/4% Senior Notes due 2021 issued by WML on October 16, 2013 (the “Original 2021 Notes” and together with the “Additional 2021 Notes”, the “2021 Notes”). WML received net proceeds of approximately $748.8 million after adding the original issue premium and deducting commissions and estimated expenses of the offering. WML will use the net proceeds for working capital requirements and general corporate purposes.

The Additional 2021 Notes have the same terms and conditions as those of the Original 2021 Notes. The 2021 Notes will bear interest at the rate of 5 1/4% per annum and will mature on October 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. At any time on or before October 14, 2016, WML may redeem the 2021 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

aggregate principal amount of the 2021 Notes or (b) a “make-whole” amount as determined by an independent investment banker in accordance with the terms of the WML Indenture, in either case, plus accrued and unpaid interest. In addition, on or after October 15, 2016, WML may redeem the 2021 Notes, in whole or in part, at a premium decreasing annually from 103.94% of the principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indenture), it must offer to repurchase the 2021 Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, the Company may redeem the 2021 Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2021 Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2021 Notes.

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

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

During the first quarter of 2014, Wynn Las Vegas, LLC repurchased and canceled $12.0 million in principal plus interest of its 7 3/4% first mortgage notes due August 15, 2020 through an open market transaction. The Company incurred $1.5 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

Wynn Macau Credit Facilities

The Company's credit facilities consist of a $950 million equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan") and a $1.55 billion equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan, the "Wynn Macau Credit Facilities"). As of March 31, 2014, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility.

Debt Covenant Compliance

As of March 31, 2014, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of March 31, 2014 and December 31, 2013, was approximately $5.6 billion and $4.8 billion, respectively, compared to its carrying value of $5.4 billion and $4.7 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Interest Rate Swaps
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

The Company utilized Level 2 inputs as described in Note 2 “Summary of Significant Accounting Policies” to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.  As of March 31, 2014 and December 31, 2013, the interest rate swaps were recorded as an asset of $11.1 million and $10.3 million, respectively, and included in deposits and other assets.

The Company currently has three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Term Loan. Under two of the swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable-rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.43% to 3.18%. This interest rate swap agreement matures in July 2017.

Note 10 - Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of March 31, 2014 and December 31, 2013, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $1.6 million and $0.8 million, respectively.

Villa Lease

Mr. Wynn currently leases from Wynn Las Vegas a villa which serves as Mr. Wynn’s personal residence.  The restated lease agreement and amendments (“SW Lease”) were approved by the Audit Committee of the Board of Directors of Wynn Resorts.  Pursuant to the SW Lease, Mr. Wynn pays Wynn Las Vegas annual rent for the villa of $525,000, which amount was determined to be the fair market value of the accommodations based on a third-party appraisal.  In addition, pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa.  The rental value for the villa will be re-determined every two years during the term of the SW Lease by the Audit Committee, with the current rent rate effective through February 28, 2015.  Certain services for, and maintenance of, the villa are included in the annual rent.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Note 11 - Property Charges and Other

Property charges and other generally include costs related to the retirement of assets for remodels and asset abandonments. Property charges and other for the three months ended March 31, 2014 and 2013 were $9.9 million and $5.3 million, respectively. During the first quarter 2014, the Company incurred property charges primarily associated with the renovation of approximately 27,000 square feet of casino space at Wynn Macau for new VIP gaming rooms. The Company expects to complete this renovation before Chinese New Year of 2015. Property charges for the three months ended March 31, 2013 were primarily from miscellaneous renovations and abandonments at our resorts.

Note 12 - Noncontrolling Interest

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of this subsidiary’s common stock. The shares of Wynn Macau, Limited were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $76.1 million and $69.2 million for the three months ended March 31, 2014 and 2013, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Casino	$1,256	$1,813
Rooms	—	220
Food and beverage	26	299
Entertainment, retail and other	—	117
General and administrative	2,639	(1,327)
Total stock-based compensation expense	3,921	1,122
Total stock-based compensation capitalized	5,535	48
Total stock-based compensation costs	$9,456	$1,170

During the first quarter of 2014, the Company capitalized $5.5 million of stock-based compensation into construction for a restricted stock award granted which immediately vested. The restricted stock award was granted to an employee of the Company's design, development and construction subsidiary and will be amortized over the useful life of the related asset.

During the first quarter of 2013, the Company reversed stock-based compensation expense allocated to general and administrative related to restricted stock granted in 2008 and 2011 with an average nine year cliff vest provision that were modified and forfeited during the first quarter of 2013.

Note 14 - Commitments and Contingencies

Cotai Development and Land Concession Contract

The Company is currently constructing Wynn Palace, a fully integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail and food and beverage outlets.

In September 2011, Wynn Resorts (Macau) S.A. and Palo Real Estate Company Limited (“Palo”), each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of March 31, 2014 and December 31, 2013, the Company has recorded this obligation and related asset with $29.3 million included as a current liability and $46.8 million included as a long-term liability. The Company is also required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau, S.A. and Palo finalized and executed a guaranteed maximum price construction (“GMP”) contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the design and construction of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately US$2.57 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2014, the Company incurred approximately $866.7 million of the $4.0 billion in total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees. The Company continues to remain on schedule for an opening in the first half of 2016.

Litigation

In addition to the actions noted below, the Company’s affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation pursuant to an agreement entered into between APC and the Company on or about March 30, 2009, whereby APC was engaged to raise private equity capital for a specific investment vehicle to be sponsored by the Company. The investment vehicle was never formed. The Company has denied APC’s claims for compensation. After APC's demand in early 2010, the Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The arbitration hearing took place during April 2014. The Arbitrator ordered the submission of post-hearing briefs, with the final brief due on or before June 12, 2014, and is expected to enter a decision within 30 days thereafter. Management maintains its belief that APC’s claims against the Company are without merit, and the Company intends to continue to defend this matter vigorously.

Determination of Unsuitability and Redemption of Aruze USA, Inc. and Affiliates

On February 18, 2012, Wynn Resorts’ Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the “Freeh Report”) detailing a pattern of misconduct by Aruze USA, Inc. (at the time a stockholder of Wynn Resorts), Universal Entertainment Corporation (Aruze USA, Inc.’s parent company), and Kazuo Okada (the majority shareholder of Universal Entertainment Corporation and a former member of the Board of Directors of Wynn Resorts and Wynn Macau, Limited) (collectively, the “Okada Parties”). The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and, while serving as one of the Company’s directors, Mr. Okada refused to acknowledge or abide by Wynn Resorts’ anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

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

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial adviser to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze USA, Inc. under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022, and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze, USA, Inc.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze USA, Inc. seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indentures for Wynn Las Vegas, LLC's 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (together, the "2020 Indentures") and the indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture," and, together with the 2020 Indentures, the "Indentures") provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. The indentures for Wynn Las Vegas, LLC's 5 3/8% first mortgage notes due 2022 (the "2022 Indenture") provides that if any event constitutes a "change of control" under the 2020 Indentures, it will constitute a change of control under the 2022 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Vegas debt documents. Under the 2020 Indentures and the 2022 Indenture, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

On each of February 14, 2013, and February 13, 2014, the Company issued a check to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. The parties engaged in discussions regarding the terms of an escrow agreement in accordance with a prior court order. However, in February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the Clerk of the Court for deposit into the Clerk’s Trust Account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the Clerk of the Court for deposit into the Clerk's Trust Account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to the Clerk of the Court the reissued checks for deposit into the Clerk's Trust Account and filed a Notice with the Court with respect to the same.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company’s General Counsel (the “Wynn Parties”), alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On April 24, 2014, a hearing took place, with a decision on the appeal expected in June, 2014.

Indemnification Action:

On March 20, 2013, Mr. Okada filed a complaint against the Company in Nevada state court for indemnification under the Company’s Articles, bylaws and agreements with its directors. The complaint sought advancement of Mr. Okada’s costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. The Company’s answer and counterclaim was filed on April 15, 2013. The counterclaim named each of the Okada Parties as defendants and sought indemnification under the Company’s Articles for costs and expenses (including attorney’s fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. On April 30, 2013, Mr. Okada filed his reply to the counterclaim. On February 4, 2014, the court entered an order on the parties’ stipulation that: (1) dismissed all claims Mr. Okada asserted against the Company; (2) reserved Mr. Okada’s right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by the Company against Mr. Okada pending the resolution of the Redemption Action.

Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

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

Other regulators may pursue separate investigations into the Company’s compliance with applicable laws arising from the allegations in the matters described above and in response to the Counterclaim and other litigation filed by Mr. Okada suggesting improprieties in connection with the Company’s donation to the University of Macau. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company. Prior investigations by the Nevada Gaming Control Board and SEC were closed with no actions taken.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal plaintiff's filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

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

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 15 - Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded tax expense of $2.6 million and tax benefit of $5.1 million, respectively. The Company’s income tax expense for the three months ended March 31, 2014 is primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits that are not expected to provide a U.S. tax benefit in future years. The Company’s income tax benefit for the three months ended March 31, 2013 is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ended March 31, 2014 and 2013, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $2.4 million and $1.2 million, respectively.

Wynn Macau, S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $31.6 million and $26.5 million in such taxes during each of the three months ended March 31, 2014 and 2013. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.
In December 2013, the Company received notification that for the 2014 tax year it had been accepted for the Compliance Maintenance phase of the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP.
In February 2014, the Company received notification that the IRS completed its examination of the Company’s 2012 U.S. income tax return and had no changes.
In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Macau, S.A. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

Note 16 - Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Macau Operations and its Las Vegas Operations. The Company’s total assets by segment are as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets
Macau Operations	$4,828,933	$3,918,163
Las Vegas Operations	3,515,731	3,576,648
Corporate and other	768,557	882,219
	$9,113,221	$8,377,030

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company’s segment information for its results of operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues
Macau Operations	$1,132,698	$992,065
Las Vegas Operations	380,915	386,589
Total	$1,513,613	$1,378,654
Adjusted Property EBITDA (1)
Macau Operations	$384,328	$330,711
Las Vegas Operations	110,288	120,357
Total	494,616	451,068
Other operating costs and expenses
Pre-opening costs	3,073	452
Depreciation and amortization	76,659	92,518
Property charges and other	9,934	5,346
Corporate expenses and other	23,890	17,782
Stock-based compensation	3,921	1,122
Equity in income from unconsolidated affiliates	308	200
Total	117,785	117,420
Operating income	376,831	333,648
Non-operating costs and expenses
Interest income	4,753	4,222
Interest expense, net of capitalized interest	(75,256)	(75,377)
Increase in swap fair value	842	3,144
Loss on extinguishment of debt	(1,529)	—
Equity in income from unconsolidated affiliates	308	200
Other	(297)	1,165
Total	(71,179)	(66,646)
Income before income taxes	305,652	267,002
(Provision) benefit for income taxes	(2,609)	5,142
Net income	$303,043	$272,144

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Note 17 - Subsequent Events

On May 1, 2014 the Company announced a cash dividend of $1.25 per share of its outstanding common stock. The cash dividend will be payable on May 29, 2014 to stockholders of record on May 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we operate and own 72.3% of Wynn Macau and Encore at Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are developing Wynn Palace, a fully integrated casino resort in the Cotai area of Macau.

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

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	Approximately 31,000 square feet of space for lounges and meeting facilities.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to this resort complex. In March 2014, we began renovation of approximately 27,000 square feet of our casino space at Wynn Macau for new VIP gaming rooms. We expect to complete this renovation before Chinese New Year of 2015.

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

•
Approximately 99,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Givenchy, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Nicholas Kirkwood, Oscar de la Renta, Piaget, Rolex, Vertu and others;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	Two showrooms; and

•	Three nightclubs and a beach club.

Future Development

We are currently constructing Wynn Palace in the Cotai area of Macau, a fully integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4.0 billion. As of March  31, 2014, we have invested $866.7 million in the project. We continue to remain on schedule for an opening in the first half of 2016.

On July 29, 2013, Wynn Macau and Palo finalized and executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the design and construction of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately $2.57 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We have made an application for a gaming license in Massachusetts. The process is competitive and we expect to know the outcome by the end of the third quarter of 2014. Proceeding with this project will require significant expenditure of Company funds. In addition, we are exploring various international jurisdictions for expansion opportunities.

Key Operating Measures

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

In our VIP casino in Macau, customers primarily purchase non-negotiable chips, commonly referred to as rolling chips, from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP casino is recorded as turnover and provides a base for calculating VIP casino win percentage. It is customary in Macau to measure VIP casino play using this rolling chip method. We expect our win as a percentage of turnover in this segment to be within the range of 2.7% to 3.0%.

The measurement base used in the general casino is not the same as that used in the VIP casino. In our general casino in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage. The cash used to purchase the cash chips at the gaming tables is deposited into the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in our general casino. We do not report an expected range for the win percentage in our general casino as chips purchased at the casino cage are excluded from table games drop and distort our expected win percentage. With increased purchases at the casino cage, we believe the relevant indicator of volumes in the mass market segment should be table games win.

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

Results of Operations

First quarter 2014 results

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013	Percent Change
Net revenues	$1,513,613	$1,378,654	9.8
Net income attributable to Wynn Resorts, Limited	$226,896	$202,963	11.8
Diluted income per share	$2.22	$2.00	11.0
Adjusted Property EBITDA	$494,616	$451,068	9.7

During the three months ended March 31, 2014, our net income attributable to Wynn Resorts, Limited increased 11.8% to $226.9 million, resulting in diluted earnings per share of $2.22. We increased Adjusted Property EBITDA year-over-year by 9.7%, from $451.1 million for the three months ended March 31, 2013 to $494.6 million for the same period of 2014. Our results for the quarter were attributable to a 15.1% increase in casino revenues from our Macau Operations driven by a volume increase in our VIP casino and an increase in table games win at our general casino.

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

Financial results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (in thousands):

	Three Months Ended March 31,
	2014	2013	Percent Change
Net revenues
Macau Operations	$1,132,698	$992,065	14.2
Las Vegas Operations	380,915	386,589	(1.5)
	$1,513,613	$1,378,654	9.8

Net revenues increased 9.8% to $1,513.6 million for the three months ended March 31, 2014, up from $1,378.7 million for the same period in 2013. The net revenue growth was driven by an increase of $140.6 million, or 15.1%, in casino revenue from our Macau Operations.

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands). Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances.

	Three Months Ended March 31,
	2014	2013	Percent Change
Net revenues
Casino revenues	$1,226,133	$1,106,503	10.8
Non-casino revenues	287,480	272,151	5.6
	$1,513,613	$1,378,654	9.8

Casino revenues were 81.0% of total net revenues for the three months ended March 31, 2014 compared to 80.3% of total net revenues for the same period of 2013, while non-casino revenues were 19.0% of total net revenues compared to 19.7% in the prior year.

Casino Revenues

Casino revenues increased 10.8% to $1,226.1 million for the three months ended March 31, 2014, up from $1,106.5 million in the same period of 2013 primarily from our Macau Operations. Our Macau Operations experienced a year-over-year increase in casino revenues of 15.1% from $930.3 million to $1,070.9 million driven by a 26.7% increase in VIP turnover and a 23.7% increase in table games win at our general casino. We experienced this performance despite a reduction in our VIP win as a percentage of turnover from 3.14% to 2.79%. Our Las Vegas Operations experienced a decline in casino revenues of 11.9% to $155.3 million for the three months ended March 31, 2014, from $176.3 million in the same period of 2013, primarily due to a 6.0 percentage point reduction in table games win percentage.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (in thousands, except for win per unit per day and average number of table games and slots).

	Three Months Ended March 31,
	2014	2013	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$1,070,854	$930,252	$140,602	15.1
Average number of table games	492	494	(2)	(0.4)
VIP Casino
VIP turnover	$35,997,716	$28,414,118	$7,583,598	26.7
VIP win as a % of turnover	2.79%	3.14%	(0.35)
General Casino
Drop (1)	$692,459	$684,809	$7,650	1.1
Table games win	$300,709	$243,122	$57,587	23.7
Table games win % (1)	43.4%	35.5%	7.9
Table games win per unit per day	$15,695	$13,180	$2,515	19.1

Average number of slots	842	843	(1)	(0.1)
Slot machine handle	$1,398,890	$1,116,103	$282,787	25.3
Slot machine win	$69,437	$61,389	$8,048	13.1
Slot machine win per unit per day	$917	$809	$108	13.3

Las Vegas Operations:
Total casino revenues	$155,279	$176,251	$(20,972)	(11.9)
Average number of table games	231	233	(2)	(0.9)
Drop	$647,436	$668,920	$(21,484)	(3.2)
Table games win	$133,734	$178,790	$(45,056)	(25.2)
Table games win %	20.7%	26.7%	(6.0)
Table games win per unit per day	$6,419	$8,519	$(2,100)	(24.7)

Average number of slots	1,866	2,187	(321)	(14.7)
Slot machine handle	$743,798	$696,594	$47,204	6.8
Slot machine win	$45,501	$42,283	$3,218	7.6
Slot machine win per unit per day	$271	$215	$56	26.0

(1)
Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

Non-casino revenues

Non-casino revenues increased 5.6%, or $15.3 million, to $287.5 million for the three months ended March 31, 2014, up from $272.2 million for the same period of 2013 primarily from a $16.0 million increase in room revenues and a $5.3 million increase in entertainment, retail and other revenues. Our non-casino revenue performance was offset by an $8.1 million increase in promotional allowances.

Room revenues increased 13.3%, or $16.0 million, to $136.5 million for the three months ended March 31, 2014, up from $120.5 million in the same period of 2013. Our Las Vegas Operations accounted for $11.5 million of the increase, while Macau Operations accounted for $4.5 million, both experiencing an increase in ADR and occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Three Months Ended March 31,
	2014	2013	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$33,404	$28,935	15.4
Occupancy	98.1%	93.8%	4.3
ADR	$338	$315	7.3
REVPAR	$331	$296	11.8

Las Vegas Operations:
Total room revenues (in thousands)	$103,072	$91,545	12.6
Occupancy	87.8%	82.8%	5.0
ADR	$275	$259	6.2
REVPAR	$241	$214	12.6
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat with $141.8 million for the three months ended March 31, 2014 compared to $139.7 million for the same period of 2013. We experienced an increase in revenues from our Macau and Las Vegas Operations restaurants offset by a reduction in revenues from our Wynn Las Vegas nightclubs.

Entertainment, retail and other revenues increased 5.2%, or $5.3 million, to $106.9 million for the three months ended March 31, 2014, up from $101.5 million for the same period of 2013 driven by revenue increases from Wynn Las Vegas retail shops, spa and other event services.

Promotional allowances increased 9.1%, or $8.1 million to $97.7 million for the three months ended March 31, 2014, up from $89.6 million for the same period of 2013. As a percentage of total casino revenues, promotional allowances were flat year-over-year with 8.0% for both three month periods ended March 31, 2014 and 2013.

Operating costs and expenses

Operating costs and expenses increased 8.8%, or $91.8 million, to $1,136.8 million for the three months ended March 31, 2014, up from $1,045.0 million for the same period of 2013. The increase was primarily driven by a 12.4% increase in casino expenses and a 17.2% increase in general and administrative expenses, which were partially offset by decreases in depreciation and amortization expense and provision for doubtful accounts.

Casino expenses increased 12.4%, or $86.5 million to $783.7 million for the three months ended March 31, 2014, up from $697.2 million for the same period of 2013, primarily due to higher gaming taxes from the 39.0% gross win tax incurred at our Macau Operations. The increase in gaming taxes was commensurate with the 15.1% increase in casino revenues at our Macau Operations.

Room and food and beverage expenses increased slightly year-over-year by $2.0 million and $1.1 million, respectively. The increase in room revenues of $16.0 million outpaced our room expenses from the effect of ADR increases at our Macau and Las Vegas Operations.

Entertainment, retail and other expenses increased 10.4%, or $4.2 million to $44.5 million for the three months ended March 31, 2014 from $40.3 million in the same period of 2013 mainly from costs associated with certain Wynn Las Vegas entertainment events during the quarter which did not take place in the prior year.

General and administrative expenses increased 17.2%, or $16.4 million to $111.3 million for the three months ended March 31, 2014 from $94.9 million in the same period of 2013. The majority of the increase is attributable to a $6.1 million increase from corporate expenses and other and a $7.0 million increase from our Macau Operations. The corporate expenses and other increase consists mainly of an increase in stock-based compensation expense and development expenses, while our Macau Operations experienced increases compared to the prior year period in labor costs, certain property maintenance and repair expenses, and other miscellaneous expenses.

Provision for doubtful accounts decreased $9.7 million to a benefit of $2.7 million for the three months ended March 31, 2014, down from a provision of $7.0 million for the same period of 2013. The decrease to a benefit is a result of increased casino accounts receivable collections from our Macau Operations compared to the same period in the prior year which drove a reduction in our percentage of casino accounts receivable outstanding over 180 days.

Pre-opening costs were $3.1 million for the three months ended March 31, 2014, compared to $0.5 million for the same period of 2013 associated with the design and planning for Wynn Palace. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace continues toward the expected completion in the first half of 2016.

Depreciation and amortization decreased 17.1%, or $15.9 million, to $76.7 million for the three months ended March 31, 2014, down from $92.5 million for the same period of 2013 due to certain Las Vegas Operations assets with a five year useful life becoming fully depreciated.

Property charges and other for the three months ended March 31, 2014, was $9.9 million compared to $5.3 million for the three months ended March 31, 2013. During the first quarter of 2014, we incurred property charges primarily associated with the renovation of approximately 27,000 square feet of casino space at Wynn Macau for new VIP gaming rooms. We expect to complete this renovation before Chinese New Year of 2015. Property charges in the three months ended March 31, 2013, were primarily due to miscellaneous renovations and abandonments at our resorts.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest, was flat year-over-year with $75.3 million for the three months ended March 31, 2014, compared to $75.4 million for the same period in 2013, attributable to a $4.6 million increase in interest expense offset by a $4.4 million increase in capitalized interest. Financing activities during the first quarter of 2014 and in 2013 subsequent to the first quarter, increased our long-term debt while reducing our weighted average interest rate for the three months ended March 31, 2014, compared to same period in 2013. During 2013, we completed the principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer and redemption of untendered notes, completed issuances of $500 million 4 1/4% senior notes and $600 million 5 1/4% senior notes and Wynn Macau exercised its option to increase the senior term loan facility by $200 million. During the first quarter of 2014, we issued an additional $750 million of 5 1/4% senior notes. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Other non-operating costs and expenses

Interest income was $4.8 million for the three months ended March 31, 2014, compared to $4.2 million for the three months ended March 31, 2013. During 2014 and 2013, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

We incurred a gain of $0.8 million for the three months ended March 31, 2014, from the increase in the fair value of our interest rate swaps compared to a gain of $3.1 million from the increase in fair value for the same period in 2013. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Income Taxes
For the three months ended March 31, 2014 and 2013, we recorded a tax expense of $2.6 million and a tax benefit $5.1 million, respectively. Our income tax expense is primarily related to an increase in our domestic valuation allowance for U.S. foreign tax credits that are not expected to provide a U.S. tax benefit in future years. Our income tax benefit in 2013 was primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended March 31, 2014 and 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $2.4 million and $1.2 million, respectively.
Wynn Macau, S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $31.6 million and $26.5 million in such taxes during the three months ended March 31, 2014 and 2013, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In December 2013, we received notification that for the 2014 tax year we had been accepted for the Compliance Maintenance phase of the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP.
In February 2014, we received notification that the IRS completed its examination of our 2012 U.S. income tax return and had no changes.
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

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $76.1 million for the three months ended March 31, 2014, compared to $69.2 million for the three months ended March 31, 2013. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

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

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Notes to Condensed Consolidated Financial Statements, Note 16 – “Segment Information.” That footnote also presents a reconciliation of Adjusted Property EBITDA to net income.

	Three Months Ended March 31,
	2014	2013
Macau Operations	$384,328	$330,711
Las Vegas Operations	110,288	120,357
	$494,616	$451,068

Adjusted Property EBITDA at our Macau Operations increased from $330.7 million for the three months ended March 31, 2013 to $384.3 million for the same period of 2014, mainly attributable to a 15.1% increase in casino revenues from our Macau Operations driven by volume increase at our VIP casino and table games win increase at our general casino.

Adjusted Property EBITDA at our Las Vegas Operations decreased from $120.4 million for the three months ended March 31, 2013 to $110.3 million mainly from the impact of a 6.0 percentage points decline in table games win percentage.

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

Net cash provided by operations for the three months ended March 31, 2014, was $209.2 million compared to $420.9 million provided by operations for the three months ended March 31, 2013. The decline in cash provided by operations was primarily due to a decrease in our customer deposits, partially offset by increased operating income from results in the casino department.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014 was $17.9 million compared to $14.8 million for the same period in 2013. During the three months ended March 31, 2014 we were provided $199.8 million of proceeds from restricted cash we applied to payment of certain Wynn Palace related construction and development costs. These proceeds were partially offset by capital expenditures, net of construction payables and retention, of $178.1 million primarily for Wynn Palace construction. Capital expenditures for the three months ended March 31, 2013 were $58.8 million and related to site preparation costs for Cotai land and various renovations at our resorts.

Financing Activities

Net cash flows provided by financing activities were $612.8 million for the three months ended March 31, 2014, which was primarily attributable to proceeds of $756.2 million from the issuance of senior notes. These sources of funds were offset by the payment of dividends of $126.4 million and open market repurchases of $12.0 million in principal of first mortgage notes. Net cash flows used in financing activities of $102.3 million for the three months ended March 31, 2013 was for the payment of dividends.

Capital Resources

As of March 31, 2014, we had approximately $3,273.6 million of cash and cash equivalents and $254.8 million of available-for-sale investments in foreign and domestic debt securities with maturities of up to two years. Cash and cash equivalents include cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn

Macau, Limited and its subsidiaries held $2,781.1 million and $4.8 million in cash and available-for-sale investments, respectively, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on March 31, 2014, approximately two-thirds of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $278.1 million (including cash of its subsidiaries other than those of Wynn Las Vegas and Wynn Macau) and $250.0 million of cash and available-for-sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $214.4 million.

Our credit facilities consist of a $950 million equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan") and a $1.55 billion equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan, the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities, which consist of both Hong Kong dollars and United States dollar tranches, will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace, and for general corporate purposes. As of March 31, 2014, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, we have availability of $1.55 billion under the Wynn Macau Credit Facilities.

We believe that cash flow from operations, availability under our bank credit facility and our existing cash balances will be adequate to satisfy our anticipated uses of capital for the remainder of 2014. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We have made an application for a gaming license in Massachusetts. The process is competitive and we expect to know the outcome by the end of the third quarter of 2014. Proceeding with this project will require significant expenditure of Company funds. In addition, we are exploring various international jurisdictions for expansion opportunities.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2014, we had unsecured outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2014 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed above under “Financing Activities.”

Other Liquidity Matters

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas and Wynn Macau debt instruments restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. While the Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau currently satisfies all requirements, including its leverage ratio, which must be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau, S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 14 "Commitments and Contingencies".

We have in the past repurchased, and in the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability. Any repurchases might be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or by any combination of those methods, in compliance with applicable securities laws and regulations.

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

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under the provision of our articles of incorporation and redeemed and canceled all of Aruze USA, Inc.’s, 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to our articles of incorporation, we issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Note, see Note 14 “Commitments and Contingencies.”

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies for the three months ended March 31, 2014.

Recently Issued Accounting Standards

See related disclosure at Notes to Condensed Consolidated Financial Statements, Note 2 "Summary of Significant Accounting Policies."

Special Note Regarding Forward-Looking Statements

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including risks and uncertainties in Item 1A - Risk Factors and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn and existing management;

•	regulatory or enforcement actions and probity investigations;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada’s shares;

•	any violations by us of the Foreign Corrupt Practices Act or federal anti-money laundering laws;

•	pending or future legal proceedings;

•	decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	uncertainties over the development and success of new gaming and resort properties;

•	new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	general global macroeconomic conditions;

•	doing business in foreign locations such as Macau;

•	changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions);

•	the effect of environmental regulation on management and construction of projects;

•	our current and future insurance coverage levels;

•	our subsidiaries’ ability to pay us dividends and distributions;

•	our ability to protect our intellectual property rights;

•	our relationships with Macau games promoters;

•	our ability to maintain our customer relationships and collect and enforce gaming debts;

•	the maintenance of our concession from the Macau government;

•	changes in exchange rates;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	changes in U.S. laws regarding healthcare;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	volatility and weakness in worldwide credit and financial markets and from governmental intervention in the financial markets;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	the impact that an outbreak of an infectious disease or the impact of extreme weather patterns or a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

Interest Rate Risks

One of our primary exposures to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable-rate borrowings, and using hedging activities. We cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations. We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase (decrease) in swap fair value in our Condensed Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

We currently have three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. Under two of the swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, we pay a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable-rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.43% to 3.18%. This interest rate swap agreement matures in July 2017.

As of March 31, 2014 and December 31, 2013, we recorded an asset of $11.1 million and $10.3 million, respectively, for our interest rate swaps in deposits and other assets.

Interest Rate Sensitivity

As of March 31, 2014, approximately 97% of our long-term debt was based on fixed rates. Based on our borrowings as of March 31, 2014, an assumed 1% change in the variable rates would cause our annual interest cost to change by $2.3 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Approximately 63% of our cash balances are denominated in foreign currencies, primarily the Hong Kong dollar. Based on our balances at March 31, 2014, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $14.2 million.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings see Notes to Condensed Consolidated Financial Statements, Note 14 “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the three months ended March 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

On January 30, 2014, we announced a cash dividend of $1.25 per share under our Board approved quarterly cash dividend program. The cash dividend was paid on February 27, 2014 to stockholders of record as of February 13, 2014.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Macau, S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. While the Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau currently satisfies all requirements, including its leverage ratio, which be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities. On March 28, 2014, the Wynn Macau, Limited Board of Directors recommended the payment of a HK$0.98 per share dividend subject to approval by the shareholders of Wynn Macau, Limited at their annual meeting on May 15, 2014.

Issuer Purchases of Equity Securities

In January 2014, we repurchased 6,558 shares in satisfaction of tax withholding obligations on vested restricted stock, at an average price of $217.42 per share, for a total expenditure of $1.4 million.

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Sixth Amended and Restated Bylaws of the Registrant, as amended. (2)
*10.1	Second Amendment to Employment Agreement, dated as of January 2, 2014 by and between Worldwide Wynn, LLC and Linda Chen.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statement of Stockholders’ Equity at March 31, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: May 9, 2014	By:	/s/ Matt Maddox
Matt Maddox
President and Chief Financial Officer
(Principal Financial and Accounting Officer)