Form 10-Q
period 2014-06-30
WYNN RESORTS LTD
filed 2014-08-08
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common stock, $0.01 par value	101,348,344

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,035,111	$2,435,041
Investment securities	242,148	174,399
Receivables, net	218,905	241,932
Inventories	70,132	74,739
Prepaid expenses and other	51,884	42,703
Total current assets	3,618,180	2,968,814
Property and equipment, net	5,215,723	4,934,449
Restricted cash	—	199,936
Investment securities	8,525	79,989
Intangible assets, net	29,576	30,767
Deferred financing costs, net	68,389	67,926
Deposits and other assets	126,855	91,001
Investment in unconsolidated affiliates	4,094	4,148
Total assets	$9,071,342	$8,377,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$223,961	$272,861
Current portion of long-term debt	1,050	1,050
Current portion of land concession obligation	30,084	29,341
Customer deposits	616,223	704,401
Gaming taxes payable	144,382	205,260
Accrued compensation and benefits	118,792	83,769
Accrued interest	89,350	101,442
Other accrued liabilities	57,288	53,375
Deferred income taxes, net	4,035	4,035
Total current liabilities	1,285,165	1,455,534
Long-term debt	7,310,134	6,586,518
Land concession obligation	31,608	46,819
Other long-term liabilities	117,621	141,465
Deferred income taxes, net	38,649	14,343
Total liabilities	8,783,177	8,244,679
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,335,360 and 114,170,493 shares issued; 101,348,244 and 101,192,408 shares outstanding, respectively	1,143	1,142
Treasury stock, at cost; 12,987,116 and 12,978,085 shares, respectively	(1,145,380)	(1,143,419)
Additional paid-in capital	918,612	888,727
Accumulated other comprehensive income	3,114	2,913
Retained earnings	243,921	66,130
Total Wynn Resorts, Limited stockholders’ equity (deficit)	21,410	(184,507)
Noncontrolling interest	266,755	316,858
Total equity	288,165	132,351
Total liabilities and stockholders’ equity	$9,071,342	$8,377,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Casino	$1,091,595	$1,016,148	$2,317,728	$2,122,651
Rooms	141,355	129,373	277,831	249,853
Food and beverage	174,308	169,555	316,145	309,256
Entertainment, retail and other	98,635	103,046	205,495	204,594
Gross revenues	1,505,893	1,418,122	3,117,199	2,886,354
Less: promotional allowances	(93,830)	(85,849)	(191,523)	(175,427)
Net revenues	1,412,063	1,332,273	2,925,676	2,710,927
Operating costs and expenses:
Casino	681,236	665,422	1,464,970	1,362,610
Rooms	37,659	33,984	73,004	67,374
Food and beverage	100,686	95,467	175,639	169,340
Entertainment, retail and other	39,878	42,956	84,413	83,282
General and administrative	128,520	132,381	239,797	227,290
Benefit for doubtful accounts	(2,710)	(11,225)	(5,438)	(4,221)
Pre-opening costs	5,001	434	8,074	886
Depreciation and amortization	78,351	93,218	155,010	185,736
Property charges and other	2,100	5,612	12,034	10,958
Total operating costs and expenses	1,070,721	1,058,249	2,207,503	2,103,255
Operating income	341,342	274,024	718,173	607,672
Other income (expense):
Interest income	5,505	4,158	10,258	8,380
Interest expense, net of capitalized interest	(81,765)	(73,764)	(157,021)	(149,141)
(Decrease) increase in swap fair value	(4,653)	13,512	(3,811)	16,656
Loss on extinguishment of debt	(2,254)	(26,578)	(3,783)	(26,578)
Equity in income from unconsolidated affiliates	298	391	606	591
Other	693	2,097	396	3,262
Other income (expense), net	(82,176)	(80,184)	(153,355)	(146,830)
Income before income taxes	259,166	193,840	564,818	460,842
(Provision) benefit for income taxes	(764)	(1,124)	(3,373)	4,018
Net income	258,402	192,716	561,445	464,860
Less: net income attributable to noncontrolling interest	(54,496)	(62,931)	(130,643)	(132,112)
Net income attributable to Wynn Resorts, Limited	$203,906	$129,785	$430,802	$332,748
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$2.02	$1.29	$4.27	$3.32
Diluted	$2.00	$1.28	$4.22	$3.28
Weighted average common shares outstanding:
Basic	100,915	100,484	100,869	100,361
Diluted	102,018	101,549	101,979	101,493
Dividends declared per common share	$1.25	$1.00	$2.50	$2.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$258,402	$192,716	$561,445	$464,860
Other comprehensive income:
Foreign currency translation adjustments, net of tax	761	895	155	(1,786)
Unrealized gain (loss) on available-for-sale securities, net of tax	38	(345)	99	(184)
Total comprehensive income	259,201	193,266	561,699	462,890
Less: comprehensive income attributable to noncontrolling interest	(54,709)	(63,185)	(130,696)	(131,641)
Comprehensive income attributable to Wynn Resorts, Limited	$204,492	$130,081	$431,003	$331,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders’ equity (deficit)	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2014	101,192,408	$1,142	$(1,143,419)	$888,727	$2,913	$66,130	$(184,507)	$316,858	$132,351
Net income	—	—	—	—	—	430,802	430,802	130,643	561,445
Currency translation adjustment	—	—	—	—	112	—	112	43	155
Net unrealized gain on investments	—	—	—	—	89	—	89	10	99
Exercise of stock options	121,533	1	—	6,223	—	—	6,224	163	6,387
Cancellation of restricted stock	(9,166)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(9,031)	—	(1,961)	—	—	—	(1,961)	—	(1,961)
Issuance of restricted stock	52,500	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	59	—	(253,011)	(252,952)	(181,764)	(434,716)
Excess tax benefits from stock-based compensation	—	—	—	6,476	—	—	6,476	—	6,476
Stock-based compensation	—	—	—	17,127	—	—	17,127	802	17,929
Balances, June 30, 2014	101,348,244	$1,143	$(1,145,380)	$918,612	$3,114	$243,921	$21,410	$266,755	$288,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$561,445	$464,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,010	185,736
Deferred income taxes	1,507	(5,758)
Stock-based compensation expense	12,345	29,868
Excess tax benefits from stock-based compensation	(6,451)	(9,891)
Amortization and write-offs of deferred financing costs and other	11,809	8,106
Loss on extinguishment of debt	3,783	26,578
Benefit for doubtful accounts	(5,438)	(4,221)
Property charges and other	12,047	1,727
Equity in income of unconsolidated affiliates, net of distributions	54	165
Decrease (increase) in swap fair value	3,811	(16,656)
Increase (decrease) in cash from changes in:
Receivables, net	28,493	36,094
Inventories and prepaid expenses and other	(2,831)	(9,001)
Customer deposits	(89,132)	199,834
Accounts payable and accrued expenses	(108,359)	3,365
Net cash provided by operating activities	578,093	910,806
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(415,583)	(189,722)
Purchase of corporate debt securities	(92,539)	(126,056)
Proceeds from sale or maturity of corporate debt securities	93,951	77,728
Restricted cash	199,805	99,169
Deposits and purchase of other assets	(42,860)	(6,509)
Proceeds from sale of assets	3,038	20,284
Net cash used in investing activities	(254,188)	(125,106)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,387	15,137
Excess tax benefits from stock-based compensation	6,451	9,891
Dividends paid	(434,331)	(438,248)
Proceeds from issuance of long-term debt	756,229	500,000
Principal payments on long-term debt	(700)	(275,405)
Repurchase of common stock	(1,961)	(13,862)
Restricted cash	—	(243,038)
Repurchase of first mortgage notes	(32,000)	—
Payments on long-term land concession obligation	(14,485)	(13,784)
Payments for financing costs	(10,047)	(24,372)
Net cash provided by (used in) financing activities	275,543	(483,681)
Effect of exchange rate on cash	622	991
Cash and cash equivalents:
Increase in cash and cash equivalents	600,070	303,010
Balance, beginning of period	2,435,041	1,725,219
Balance, end of period	$3,035,111	$2,028,229

Supplemental cash flow disclosures:
Cash transactions:
Cash paid for interest, net of amounts capitalized	$162,518	$163,998
Non-cash transactions:
Stock-based compensation capitalized into construction	$5,584	$96
Change in property and equipment included in accounts and construction payables	$24,878	$24,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”) owns 72.3% of Wynn Macau, Limited, which operates a destination casino hotel resort in the Macau Special Administrative Region of the People’s Republic of China. The Company also owns 100% of and operates a destination casino hotel resort in Las Vegas, Nevada.

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

The Company is also currently constructing Wynn Palace, a fully integrated resort in the Cotai area of Macau, containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings, and food and beverage outlets. The Company expects to open Wynn Palace in the first half of 2016.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2014, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1,706.7 million and $1,349.6 million at June 30, 2014 and December 31, 2013,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,328.4 million and $1,085.4 million as of June 30, 2014 and December 31, 2013, respectively.
Restricted Cash

Restricted cash consists primarily of certain proceeds of the Company’s financing activities that are restricted by the agreements governing the Company’s debt instruments for the payment of certain Wynn Palace related construction and development costs.  Restricted cash balances totaled approximately $199.9 million at December 31, 2013. During the first quarter of 2014, the Company applied the restricted cash balances to payment of certain Wynn Palace related construction and development costs. The Company had no restricted cash at June 30, 2014.
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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of June 30, 2014 and December 31, 2013, approximately 84% and 86%, respectively of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on historical collection patterns and current collection trends. In addition, the estimate reflects specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. During the three months ended June 30, 2014, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on results of historical collection patterns and current collection trends. This adjustment benefited operating income by $8.7 million and net income attributable to Wynn Resorts, Limited by $6.8 million (or $0.07 per share on a fully diluted basis for the three and six months ended June 30, 2014). This change in estimate was the primary factor that resulted in a $2.7 million benefit for doubtful accounts for the three months ended June 30, 2014.

During the three months ended June 30, 2013, the Company recorded a similar adjustment which benefited operating income by $14.9 million and net income attributable to Wynn Resorts, Limited by $12.0 million (or $0.12 per share on a fully diluted basis for the three and six months ended June 30, 2013). This change in estimate was the primary factor that resulted in an $11.2 million benefit for doubtful accounts for the three months ended June 30, 2013.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rooms	$13,255	$12,173	$26,009	$25,229
Food and beverage	28,904	25,829	59,946	53,593
Entertainment, retail and other	3,040	3,086	6,836	6,644
	$45,199	$41,088	$92,791	$85,466

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $466.3 million and $462.0 million for the three months ended June 30, 2014 and 2013, respectively. These taxes totaled approximately $1.0 billion and $943.2 million for the six months ended June 30, 2014 and 2013, respectively.

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

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2014	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,706,677	$185	$1,706,492	—
Interest rate swaps	$6,498	—	$6,498	—
Available-for-sale securities	$250,673	—	$250,673	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

		Fair Value Measurements Using:
	December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,349,647	$220,923	$1,128,724	—
Interest rate swaps	$10,308	—	$10,308	—
Restricted cash	$199,936	—	$199,936	—
Available-for-sale securities	$254,388	—	$254,388	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

As of June 30, 2014 and December 31, 2013, approximately 22% and 91% of the Company’s cash equivalents categorized as Level 2 were deposits held in foreign currencies, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early application is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In July 2013, the FASB issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company adopted this standard during the first quarter of 2014. The adoption of this update prospectively resulted in the presentation of unrecognized tax benefits of $29.3 million previously reflected in other long-term liabilities to be classified in long-term deferred income taxes, net, in the Condensed Consolidated Balance Sheet, at June 30, 2014.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Wynn Resorts, Ltd.	$203,906	$129,785	$430,802	$332,748

Denominator:
Weighted average common shares outstanding	100,915	100,484	100,869	100,361
Potential dilutive effect of stock options and restricted stock	1,103	1,065	1,110	1,132
Weighted average common and common equivalent shares outstanding	102,018	101,549	101,979	101,493

Net income attributable to Wynn Resorts, Ltd. per common share, basic	$2.02	$1.29	$4.27	$3.32
Net income attributable to Wynn Resorts, Ltd. per common share, diluted	$2.00	$1.28	$4.22	$3.28

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	26	603	26	603

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized gain on securities	Accumulated other comprehensive income
December 31, 2013	$2,874	$39	$2,913
Current period other comprehensive gain	445	85	530
Amounts reclassified from accumulated other comprehensive income	(333)	4	(329)
Net current period other comprehensive gain	112	89	201
June 30, 2014	$2,986	$128	$3,114

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2014				December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$191,369	$157	$(38)	$191,488	$221,418	$140	$(124)	$221,434
Commercial paper	59,175	19	(9)	59,185	32,941	16	(3)	32,954
	$250,544	$176	$(47)	$250,673	$254,359	$156	$(127)	$254,388

For investments with unrealized losses as of June 30, 2014 and December 31, 2013, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair value of these investment securities at June 30, 2014, by contractual maturity, are as follows (in thousands):

Fair value
Due in one year or less	$242,148
Due after one year through two years	8,525
$250,673

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Casino	$215,950	$252,998
Hotel	16,690	15,386
Retail leases and other	47,555	47,539
	280,195	315,923
Less: allowance for doubtful accounts	(61,290)	(73,991)
	$218,905	$241,932

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$733,495	$733,233
Buildings and improvements	3,876,350	3,883,442
Airplanes	135,040	135,040
Furniture, fixtures and equipment	1,715,607	1,686,522
Leasehold interests in land	316,654	316,550
Construction in progress	946,018	558,624
	7,723,164	7,313,411
Less: accumulated depreciation	(2,507,441)	(2,378,962)
	$5,215,723	$4,934,449

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Wynn Macau Senior Term Loan, due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $4,366 at June 30, 2014 and $4,900 at December 31, 2013	$948,801	$948,028
5 1/4% Wynn Macau, Limited Senior Notes, due October 15, 2021, including original issue premium of $5,453 at June 30, 2014 and none at December 31, 2013	1,355,453	600,000
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,373 at June 30, 2014 and $1,463 at December 31, 2013	345,637	350,547
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,293,000	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Wynn Las Vegas Senior Notes, due May 30, 2023	500,000	500,000
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	31,850	32,550
	7,311,184	6,587,568
Less: current portion of long-term debt	(1,050)	(1,050)
	$7,310,134	$6,586,518

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

The 2021 Notes are WML’s general unsecured obligations and rank pari passu in right of payment with all of WML’s existing and future senior unsecured indebtedness; will rank senior to all of WML’s future subordinated indebtedness, if any; will be effectively subordinated to all of WML’s future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML’s subsidiaries, including Wynn Resorts (Macau) S.A.’s existing credit facilities. The 2021 Notes are not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the 2021 Notes are subject to restrictions on transferability and resale.

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

7 7/8% Wynn Las Vegas First Mortgage Notes due 2020

During the six months ended June 30, 2014, Wynn Las Vegas, LLC repurchased and canceled $5.0 million in principal, plus interest, of its 7 7/8% first mortgage notes due May 1, 2020 through the open market. The Company incurred $0.5 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs and original issue discount included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

During the six months ended June 30, 2014, Wynn Las Vegas, LLC repurchased and canceled $27.0 million in principal, plus interest, of its 7 3/4% first mortgage notes due August 15, 2020 through the open market. The Company incurred $3.3 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

Wynn Macau Credit Facilities

The Company's credit facilities consist of a $950 million equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan") and a $1.55 billion equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan, the "Wynn Macau Credit Facilities"). As of June 30, 2014, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility.

Debt Covenant Compliance

As of June 30, 2014, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of June 30, 2014 and December 31, 2013, was approximately $5.6 billion and $4.8 billion, respectively, compared to its carrying value of $5.4 billion and $4.7 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

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

The Company utilized Level 2 inputs as described in Note 2 “Summary of Significant Accounting Policies” to determine fair value. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.  As of June 30, 2014 and December 31, 2013, the interest rate swaps were recorded as an asset of $6.5 million and $10.3 million, respectively, and included in deposits and other assets.

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

Note 10 - Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of June 30, 2014 and December 31, 2013, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $1.3 million and $0.8 million, respectively.

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

Note 11 - Property Charges and Other

Property charges and other for the three and six months ended June 30, 2014 were $2.1 million and $12.0 million, respectively. During 2014, the Company incurred property charges primarily associated with the renovation of approximately 27,000 square feet of casino space at Wynn Macau for new VIP gaming rooms. The Company expects to complete this renovation before Chinese New Year of 2015. Property charges and other for the three and six months ended June 30, 2013 were $5.6 million and $11.0 million, respectively, which includes miscellaneous renovations and abandonments at our resorts, entertainment development costs and fees paid in connection with the termination of a contract.

Note 12 - Noncontrolling Interest

On June 6, 2014, Wynn Macau, Limited paid a dividend of HK$0.98 per share for a total of $655.8 million.  The Company’s share of this dividend was $474.0 million with a reduction of $181.8 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

On June 6, 2013, Wynn Macau, Limited paid a dividend of HK$1.24 per share for a total of $828.6 million.  The Company’s share of this dividend was $599.1 million with a reduction of $229.6 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

Note 13 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Casino	$1,396	$1,923	$2,652	$3,736
Rooms	—	218	—	438
Food and beverage	27	292	53	591
Entertainment, retail and other	—	109	—	226
General and administrative	7,001	26,204	9,640	24,877
Total stock-based compensation expense	8,424	28,746	12,345	29,868
Total stock-based compensation capitalized	49	48	5,584	96
Total stock-based compensation costs	$8,473	$28,794	$17,929	$29,964

During the first quarter of 2014, the Company capitalized $5.5 million of stock-based compensation into construction for a restricted stock award granted which immediately vested. The restricted stock award was granted to an employee of the Company's design, development and construction subsidiary and will be amortized over the useful life of the related asset.

During the second quarter of 2013, the Company recorded $23.0 million of stock-based compensation expense due to the retirement of the Company's former chief operating officer and the related accelerated vesting of shares previously granted to him.

During the first quarter of 2013, the Company reversed $10.6 million of stock-based compensation expense allocated to general and administrative. The reversal was related to restricted stock granted in 2008 and 2011 with an average nine year cliff vest provision that were modified and forfeited during the first quarter of 2013.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Commitments and Contingencies

Cotai Development and Land Concession Contract

The Company is currently constructing Wynn Palace, a fully integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail and food and beverage outlets.

In September 2011, Wynn Resorts (Macau) S.A. and Palo Real Estate Company Limited (“Palo”), each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of June 30, 2014 and December 31, 2013, the Company has recorded this obligation and related asset with $30.1 million and $29.3 million included as a current liability, respectively and $31.6 million and $46.8 million, respectively, included as a long-term liability. The Company is also required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Resorts (Macau) S.A. and Palo finalized and executed a guaranteed maximum price construction (“GMP”) contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the design and construction of the Wynn Palace. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20 billion (approximately US$2.6 billion). An early completion bonus for achievement of substantial completion on or before January 25, 2016 will be paid to the general contractor if certain conditions are satisfied under the GMP contract. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

As of June 30, 2014, the Company incurred approximately $1.1 billion of the approximately $4.0 billion in total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees. The Company expects to open its resort on Cotai in the first half of 2016.

Litigation

In addition to the actions noted below, the Company’s affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Atlantic-Pacific Capital

On May 3, 2010, Atlantic-Pacific Capital, Inc. (“APC”) filed an arbitration demand with JAMS, a private alternative dispute resolution provider, regarding an agreement with the Company. The action concerns a claim for compensation pursuant to an agreement entered into between APC and the Company on or about March 30, 2009, whereby APC was engaged to raise private equity capital for a specific investment vehicle to be sponsored by the Company. The investment vehicle was never formed. The Company has denied APC’s claims for compensation. After APC's demand in early 2010, the Company filed a Complaint for Damages and Declaratory Relief against APC in the Eighth Judicial District Court, Clark County, Nevada, on May 10, 2010, which APC removed to the United States District Court, District of Nevada. In March 2011, the District Court denied APC’s motion to compel arbitration, and dismissed the action. APC appealed, and on November 13, 2012, the United States Court of Appeals for the Ninth Circuit reversed the District Court and compelled arbitration. The arbitration hearing took place during April 2014. On July 25, 2014, the arbitrator issued a decision denying APC's claim in its entirety and awarding attorney's fees to the Company.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze USA, Inc. seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indentures for Wynn Las Vegas, LLC's 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (together, the "2020 Indentures") and the indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture," and, together with the 2020 Indentures, the "Indentures") provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. The indentures for Wynn Las Vegas, LLC's 5 3/8% first mortgage notes due 2022 (the "2022 Indenture") provide that if any event constitutes a "change of control" under the 2020 Indentures, it will constitute a change of control under the 2022 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las Vegas debt documents. Under the 2020 Indentures and the 2022 Indenture, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

On each of February 14, 2013, and February 13, 2014, the Company issued a check to Aruze USA, Inc. in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. The parties engaged in discussions regarding the terms of an escrow agreement in accordance with a prior court order. However, in February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk’s trust account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same.

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

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze USA, Inc.’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' brief is due August 14, 2014, with response from the Company due September 15, 2014.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors, including Mr. Okada, as well as the Company’s Chief Financial Officer, who signs financial disclosures filed with the SEC. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, the Company and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 15 - Income Taxes

For the three months ended June 30, 2014 and 2013, the Company recorded a tax expense of $0.8 million and $1.1 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded a tax expense of $3.4 million and a tax benefit of $4.0 million, respectively. The Company’s income tax expense is primarily related to an increase in the domestic valuation allowance for U.S. deferred tax assets that are not expected to provide a U.S. tax benefit in future years. The Company’s income tax benefit is primarily related to a decrease in deferred tax liabilities offset by foreign taxes assessable on the dividends of Wynn Resorts (Macau) S.A. and foreign tax provisions related to international marketing offices. Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2014 and 2013, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $6.5 million and $10.1 million, respectively.

The Company assesses the recoverability of its deferred tax asset for foreign tax credits ("FTCs") and the appropriateness for a valuation allowance on a quarterly basis. The Company considers factors such as: its three year cumulative pre-tax book income, the reversal of taxable timing differences, and expectations regarding the occurrence of U.S. source income versus foreign source income within the FTCs carryforward period. Historically, the Company has recorded a partial valuation allowance on FTCs. If, based on future results and reviews of these factors, the Company was to conclude that the deferred tax asset is not recoverable and an additional valuation allowance is necessary, there could be a significant impact on its effective tax rate.
Wynn Resorts (Macau) S.A. has received a 5-year exemption from Macau’s Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $23.0 million and $24.2 million in such taxes during each of the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company was exempted from the payment of such taxes totaling $54.6 million and $50.7 million, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

Note 16 - Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Macau Operations and its Las Vegas Operations. The Company’s total assets by segment are as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets
Macau Operations	$4,341,385	$3,918,163
Las Vegas Operations	3,571,338	3,576,648
Corporate and other	1,158,619	882,219
	$9,071,342	$8,377,030

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company’s segment information for its results of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues
Macau Operations	$960,635	$930,891	$2,093,333	$1,922,956
Las Vegas Operations	451,428	401,382	832,343	787,971
Total	$1,412,063	$1,332,273	$2,925,676	$2,710,927
Adjusted Property EBITDA (1)
Macau Operations	$307,001	$290,088	$691,329	$620,799
Las Vegas Operations	160,424	135,657	270,712	256,014
Total	467,425	425,745	962,041	876,813
Other operating costs and expenses
Pre-opening costs	5,001	434	8,074	886
Depreciation and amortization	78,351	93,218	155,010	185,736
Property charges and other	2,100	5,612	12,034	10,958
Corporate expenses and other	31,909	23,320	55,799	41,102
Stock-based compensation	8,424	28,746	12,345	29,868
Equity in income from unconsolidated affiliates	298	391	606	591
Total	126,083	151,721	243,868	269,141
Operating income	341,342	274,024	718,173	607,672
Non-operating income and expenses
Interest income	5,505	4,158	10,258	8,380
Interest expense, net of capitalized interest	(81,765)	(73,764)	(157,021)	(149,141)
(Decrease) increase in swap fair value	(4,653)	13,512	(3,811)	16,656
Loss on extinguishment of debt	(2,254)	(26,578)	(3,783)	(26,578)
Equity in income from unconsolidated affiliates	298	391	606	591
Other	693	2,097	396	3,262
Total	(82,176)	(80,184)	(153,355)	(146,830)
Income before income taxes	259,166	193,840	564,818	460,842
(Provision) benefit for income taxes	(764)	(1,124)	(3,373)	4,018
Net income	$258,402	$192,716	$561,445	$464,860

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

Note 17 - Subsequent Events

On July 29, 2014, the Company announced a cash dividend of $1.25 per share of its outstanding common stock payable on August 26, 2014 to stockholders of record on August 12, 2014.

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

Overview

We are a developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own 72.3% of and operate Wynn Macau and Encore at Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are developing Wynn Palace, a fully integrated casino resort in the Cotai area of Macau.

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

•
Approximately 57,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaegar-LeCoultre, Loro Piana, Louis Vuitton, Miu Miu, Piaget, Prada, Roger Dubuis, Rolex, Tiffany, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Ermenegildo Zegna and others;

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

Future Development

We are currently constructing Wynn Palace, a fully integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets in the Cotai area of Macau. In July 2013, we signed a $2.6 billion guaranteed maximum price ("GMP") contract for the project's construction. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.0 billion. As of June 30, 2014, we have invested approximately $1.1 billion in the project. We expect to open Wynn Palace on Cotai in the first half of 2016.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We have made an application for a gaming license in Massachusetts. The process is competitive and we expect to know if we will be awarded the gaming license by the end of the third quarter of 2014. Proceeding with this project will require significant expenditure of Company funds. On June 24, 2014, the Massachusetts Supreme Judicial Court ruled to allow for a ballot vote to repeal expanded gaming in Massachusetts in the November 2014 election. If we are awarded a gaming license prior to the November election, the outcome of this vote to repeal expanded gaming could impact our ability to proceed with this project.

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

Results of Operations

Second quarter 2014 results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	Percent Change	2014	2013	Percent Change
Net revenues	$1,412,063	$1,332,273	6.0	$2,925,676	$2,710,927	7.9
Net income attributable to Wynn Resorts, Limited	$203,906	$129,785	57.1	$430,802	$332,748	29.5
Diluted net income per share	$2.00	$1.28	56.3	$4.22	$3.28	28.7
Adjusted Property EBITDA	$467,425	$425,745	9.8	$962,041	$876,813	9.7

During the three months ended June 30, 2014, our net income attributable to Wynn Resorts, Limited was $203.9 million, an increase of 57.1% over the same period of 2013, resulting in diluted earnings per share of $2.00. Adjusted Property EBITDA increased year-over-year by 9.8%, from $425.7 million for the three months ended June 30, 2013 to $467.4 million for the same period of 2014. During the quarter, our Las Vegas Operations achieved Adjusted Property EBITDA of $160.4 million, a quarterly record for the property, primarily a result of a 28.0% increase in casino revenues and a 7.3% increase in room revenues. Our results also reflect a 4.1% increase in casino revenues from our Macau Operations.

During the six months ended June 30, 2014, our net income attributable to Wynn Resorts, Limited was $430.8 million, an increase of 29.5% over the same period of 2013, resulting in diluted earnings per share of $4.22. Adjusted Property EBITDA increased year-over-year by 9.7%, from $876.8 million for the six months ended June 30, 2013 to $962.0 million for the same period of 2014. Our results for the six months ended June 30, 2014 were primarily attributable to a 9.8% increase in casino revenues from our Macau Operations.

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

Financial results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (in thousands):

	Three Months Ended June 30,
	2014	2013	Percent Change
Net revenues
Macau Operations	$960,635	$930,891	3.2
Las Vegas Operations	451,428	401,382	12.5
	$1,412,063	$1,332,273	6.0

Net revenues increased 6.0% to $1,412.1 million for the three months ended June 30, 2014, up from $1,332.3 million for the same period in 2013. The net revenue growth was driven by an increase of 28.0%, or $39.9 million in casino revenue from our Las Vegas Operations and an increase of 4.1%, or $35.5 million in casino revenue from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Three Months Ended June 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$1,091,595	$1,016,148	7.4
Non-casino revenues	320,468	316,125	1.4
	$1,412,063	$1,332,273	6.0

Casino revenues were 77.3% of total net revenues for the three months ended June 30, 2014 compared to 76.3% for the same period of 2013, while non-casino revenues were 22.7% of total net revenues compared to 23.7% for the same period of 2013.

Casino Revenues

Casino revenues increased 7.4% to $1,091.6 million for the three months ended June 30, 2014, up from $1,016.1 million in the same period of 2013. Our Las Vegas Operations experienced a year-over-year increase in casino revenues of 28.0% from $142.6 million for the three months ended June 30, 2013 to $182.5 million in the same period of 2014, primarily due to a 5.9 percentage point increase in table games win percentage and an increase in table games volume with drop increasing 14.8%. Our Macau Operations experienced a year-over-year increase in casino revenues of 4.1% from $873.5 million to $909.1 million. This increase was due to a 43.3% increase in table games win percentage in our general casino combined with an 11.7% decrease in VIP turnover compared to the prior year's quarter.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (in thousands, except for win per unit per day and average number of table games and slots).

	Three Months Ended June 30,
	2014	2013	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$909,061	$873,514	$35,547	4.1
Average number of table games	455	489	(34)	(7.0)
VIP Casino
VIP turnover	$26,361,791	$29,869,181	$(3,507,390)	(11.7)
VIP win as a % of turnover	2.93%	2.94%	(0.01)
General Casino
Drop (1)	$682,330	$626,581	$55,749	8.9
Table games win	$311,049	$217,049	$94,000	43.3
Table games win % (1)	45.6%	34.6%	11.0
Table games win per unit per day	$17,852	$11,671	$6,181	53.0

Average number of slot machines	624	869	(245)	(28.2)
Slot machine handle	$1,457,653	$1,171,288	$286,365	24.4
Slot machine win	$65,982	$57,808	$8,174	14.1
Slot machine win per unit per day	$1,163	$731	$432	59.1

Las Vegas Operations:
Total casino revenues	$182,534	$142,634	$39,900	28.0
Average number of table games	233	233	—	—
Drop	$629,047	$548,021	$81,026	14.8
Table games win	$172,054	$117,782	$54,272	46.1
Table games win %	27.4%	21.5%	5.9
Table games win per unit per day	$8,130	$5,548	$2,582	46.5

Average number of slot machines	1,837	2,126	(289)	(13.6)
Slot machine handle	$706,870	$712,603	$(5,733)	(0.8)
Slot machine win	$46,131	$44,689	$1,442	3.2
Slot machine win per unit per day	$276	$231	$45	19.5

(1)
Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

Non-casino revenues

Non-casino revenues increased 1.4%, or $4.3 million, to $320.5 million for the three months ended June 30, 2014, from $316.1 million for the same period of 2013 primarily from a $12.0 million increase in room revenues offset by an $8.0 million increase in promotional allowances.

Room revenues increased 9.3%, or $12.0 million, to $141.4 million for the three months ended June 30, 2014, up from $129.4 million in the same period of 2013. Our Las Vegas Operations accounted for $7.3 million of the increase, while Macau Operations accounted for $4.7 million, both experiencing an increase in ADR and occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Three Months Ended June 30,
	2014	2013	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$33,444	$28,791	16.2
Occupancy	98.4%	95.5%	2.9
ADR	$334	$314	6.4
REVPAR	$329	$300	9.7

Las Vegas Operations:
Total room revenues (in thousands)	$107,911	$100,582	7.3
Occupancy	88.4%	86.9%	1.5
ADR	$283	$268	5.6
REVPAR	$251	$233	7.7
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 2.8%, or $4.8 million, to $174.3 million for the three months ended June 30, 2014, up from $169.6 million for the same period of 2013 primarily as a result of an increase in revenues from our Las Vegas and Macau Operations restaurants.

Entertainment, retail and other revenues decreased 4.3%, or $4.4 million, to $98.6 million for the three months ended June 30, 2014, down from $103.0 million for the same period of 2013. A reduction in revenue of $6.4 million from retail shops at our Macau Operations was partially offset by increased revenues in retail and other resort services at our Las Vegas Operations.

Promotional allowances increased 9.3%, or $8.0 million to $93.8 million for the three months ended June 30, 2014, from $85.8 million for the same period of 2013. As a percentage of total casino revenues, promotional allowances were 8.6% for the three months ended June 30, 2014 compared to 8.4% for the same period of 2013.

Operating costs and expenses

Operating costs and expenses increased 1.2%, or $12.5 million, to $1,070.7 million for the three months ended June 30, 2014, from $1,058.2 million for the same period of 2013. The increase was primarily driven by an increase in casino expenses and a reduction in the benefit from doubtful accounts, offset by a decrease in our depreciation and amortization expense.

Casino expenses increased 2.4%, or $15.8 million to $681.2 million for the three months ended June 30, 2014, up from $665.4 million for the same period of 2013, primarily due to higher gaming taxes associated with the casino revenue increase at our Macau and Las Vegas Operations and an increase in labor costs at our Macau Operations. During the quarter, our Macau Operations incurred additional casino labor costs associated with a new 2014 bonus program for non-management employees.

Room expenses increased 10.8%, or $3.7 million to $37.7 million for the three months ended June 30, 2014, up from $34.0 million for the same period of 2013 mainly due to an increase in occupancy over the prior year at both our Macau and Las Vegas Operations.

Food and beverage expenses increased 5.5%, or $5.2 million to $100.7 million for the three months ended June 30, 2014, from $95.5 million for the same period of 2013. The increase in food and beverage expenses outpaced the increase in food and beverage revenues as a result of higher costs in the current period for entertainment at Wynn Las Vegas nightclubs.

Entertainment, retail and other expenses decreased 7.2%, or $3.1 million to $39.9 million for the three months ended June 30, 2014 from $43.0 million in the same period of 2013 mainly from a reduction in merchandise cost at Wynn Macau associated with the decline in retail shop revenues.

General and administrative expenses decreased 2.9%, or $3.9 million to $128.5 million for the three months ended June 30, 2014, down from $132.4 million in the same period of 2013. The decrease is attributable to an $11.3 million decrease in corporate expenses and other, offset by increases from our Macau Operations of $5.6 million, and our Las Vegas Operations of $1.8 million. The corporate expenses and other decrease consists mainly of a decrease in stock-based compensation expense from the acceleration in the prior year period of awards for the retirement of a former Company officer, partially offset by an increase in the current period in corporate payroll related expense. Our Macau Operations experienced an increase compared to the prior year period in labor costs, along with certain property maintenance and repair expenses and other miscellaneous expenses. During the quarter, our Macau Operations incurred additional general and administrative labor costs associated with a new 2014 bonus program for non-management employees.

During the three months ended June 30, 2014 and 2013, we had a benefit for doubtful accounts of $2.7 million and $11.2 million, respectively. We recorded adjustments to reserve estimates in both periods for our casino accounts receivable based on the results of historical collection patterns and current collection trends, which were the primary factors for a benefit for doubtful accounts in both periods.

Pre-opening costs were $5.0 million for the three months ended June 30, 2014, compared to $0.4 million for the same period of 2013, associated with the design and planning for Wynn Palace. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace continues toward the expected completion in the first half of 2016.

Depreciation and amortization decreased 15.9%, or $14.9 million, to $78.4 million for the three months ended June 30, 2014, down from $93.2 million for the same period of 2013 due to certain Las Vegas Operations assets with a five year useful life becoming fully depreciated.

Property charges and other was $2.1 million for the three months ended June 30, 2014 compared to $5.6 million for the three months ended June 30, 2013. Property charges and other for both periods mainly consisted of miscellaneous renovations and abandonments at our resort with the prior year period including fees associated with the termination of a contract.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest, increased 10.8%, or $8.0 million to $81.8 million for the three months ended June 30, 2014, up from $73.8 million for the same period in 2013, attributable to a $13.5 million increase in interest expense partially offset by a $5.5 million increase in capitalized interest. During 2013, we completed issuances of $500 million 4 1/4% senior notes, $600 million 5 1/4% senior notes and exercised our option to increase the senior term loan facility by $200 million. During the first quarter of 2014, we issued an additional $750 million of 5 1/4% senior notes. These issuances of long-term debt were partially offset by the principal repayment $500 million 7 7/8% first mortgage notes through a cash tender offer in May 2013 and redemption of untendered notes in November 2013. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Other non-operating income and expenses

We incurred a loss of $2.3 million on the extinguishment of debt for the three months ended June 30, 2014 compared to a loss of $26.6 million for the same period of 2013. During the three months ended June 30, 2014, the loss was for the premium paid on the purchase of first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the three months ended June 30, 2013, the loss was primarily from the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

We incurred a loss of $4.7 million for the three months ended June 30, 2014, from the decrease in the fair value of our interest rate swaps compared to a gain of $13.5 million from the increase in fair value for the same period in 2013. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income was $5.5 million for the three months ended June 30, 2014, compared to $4.2 million for the three months ended June 30, 2013. During 2014 and 2013, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the three months ended June 30, 2014 and 2013, we recorded a tax expense of $0.8 million and $1.1 million, respectively. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended June 30, 2014 and 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $4.1 million and $8.9 million, respectively.
Wynn Resorts (Macau) S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $23.0 million and $24.2 million in such taxes during the three months ended June 30, 2014 and 2013, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
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
In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $54.5 million for the three months ended June 30, 2014, compared to $62.9 million for the three months ended June 30, 2013. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (in thousands):

	Six Months Ended June 30,
	2014	2013	Percent Change
Net revenues
Macau Operations	$2,093,333	$1,922,956	8.9
Las Vegas Operations	832,343	787,971	5.6
	$2,925,676	$2,710,927	7.9

Net revenues increased 7.9% to $2,925.7 million for the six months ended June 30, 2014, from $2,710.9 million for the same period in 2013. The net revenue growth was driven by an increase of 9.8%, or $176.1 million in casino revenue from our Macau Operations and an increase of 5.9%, or $18.9 million in casino revenue from our Las Vegas Operations.

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Six Months Ended June 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$2,317,728	$2,122,651	9.2
Non-casino revenues	607,948	588,276	3.3
	$2,925,676	$2,710,927	7.9

Casino revenues were 79.2% of total net revenues for the six months ended June 30, 2014 compared to 78.3% of total net revenues for the same period of 2013, while non-casino revenues were 20.8% of total net revenues compared to 21.7% in the prior year.

Casino Revenues

Casino revenues increased 9.2% to $2,317.7 million for the six months ended June 30, 2014, up from $2,122.7 million in the same period of 2013 primarily from our Macau Operations. Our Macau Operations experienced a year-over-year increase in casino revenues of 9.8% from $1,803.8 million to $1,979.9 million, driven primarily by 32.9% increase in table games win in our general casino. Our Las Vegas Operations experienced a year-over-year increase in casino revenues of 5.9% from $318.9 million for the six months ended June 30, 2013, to $337.8 million in the same period of 2014. The Las Vegas Operations increase was primarily driven by an increase in table games and slot machine volumes, with a 4.9% year-over-year increase in table games drop and a 2.9% year-over-year increase in slot machine handle.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (in thousands, except for win per unit per day and average number of table games and slots).

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$1,979,915	$1,803,766	$176,149	9.8
Average number of table games	473	492	(19)	(3.9)
VIP Casino
VIP turnover	$62,359,507	$58,283,299	$4,076,208	7.0
VIP win as a % of turnover	2.85%	3.04%	(0.19)
General Casino
Drop (1)	$1,374,789	$1,311,391	$63,398	4.8
Table games win	$611,758	$460,172	$151,586	32.9
Table games win % (1)	44.5%	35.1%	9.4
Table games win per unit per day	$16,722	$12,422	$4,300	34.6

Average number of slot machines	732	856	(124)	(14.5)
Slot machine handle	$2,856,543	$2,287,391	$569,152	24.9
Slot machine win	$135,420	$119,197	$16,223	13.6
Slot machine win per unit per day	$1,022	$769	$253	32.9

Las Vegas Operations:
Total casino revenues	$337,813	$318,885	$18,928	5.9
Average number of table games	232	233	(1)	(0.4)
Drop	$1,276,483	$1,216,940	$59,543	4.9
Table games win	$305,788	$296,572	$9,216	3.1
Table games win %	24.0%	24.4%	(0.4)
Table games win per unit per day	$7,281	$7,025	$256	3.6

Average number of slot machines	1,851	2,157	(306)	(14.2)
Slot machine handle	$1,450,668	$1,409,198	$41,470	2.9
Slot machine win	$91,632	$86,973	$4,659	5.4
Slot machine win per unit per day	$274	$223	$51	22.9

(1)
Customers purchase general casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau general casino, we believe the relevant indicator of volumes in the general casino should be table games win.

Non-casino revenues

Non-casino revenues increased 3.3%, or $19.7 million, to $607.9 million for the six months ended June 30, 2014, from $588.3 million for the same period of 2013 primarily from a $28.0 million increase in room revenues and a $6.9 million increase in food and beverage revenues, offset by a $16.1 million increase in promotional allowances.

Room revenues increased 11.2%, or $28.0 million, to $277.8 million for the six months ended June 30, 2014, from $249.9 million in the same period of 2013. Our Las Vegas Operations accounted for $18.9 million of the increase, while Macau Operations accounted for $9.1 million, both experiencing an increase in ADR and occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Six Months Ended June 30,
	2014	2013	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$66,847	$57,726	15.8
Occupancy	98.3%	94.7%	3.6
ADR	$336	$315	6.7
REVPAR	$330	$298	10.7

Las Vegas Operations:
Total room revenues (in thousands)	$210,983	$192,127	9.8
Occupancy	88.1%	84.9%	3.2
ADR	$279	$263	6.1
REVPAR	$246	$224	9.8
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 2.2%, or $6.9 million to $316.1 million for the six months ended June 30, 2014, from $309.3 million for the same period of 2013. We experienced an increase in revenues from our Macau and Las Vegas Operations restaurants offset by a reduction in revenues from our Wynn Las Vegas nightclubs.

Entertainment, retail and other revenues were relatively flat at $205.5 million for the six months ended June 30, 2014 compared to $204.6 million for the same period in 2013. Our Las Vegas Operations experienced an increase in revenue from its retail and other resort services, while our Macau Operations experienced a decline in revenue from its retail shops.

Promotional allowances increased 9.2%, or $16.1 million to $191.5 million for the six months ended June 30, 2014, up from $175.4 million for the same period of 2013. As a percentage of total casino revenues, promotional allowances were 8.3% for both six months ended June 30, 2014 and 2013.

Operating costs and expenses

Operating costs and expenses increased 5.0%, or $104.2 million, to $2,207.5 million for the six months ended June 30, 2014, up from $2,103.3 million for the same period of 2013. The increase was primarily driven by a 7.5% increase in casino expenses and 5.5% increase in general and administrative expenses, which were partially offset by 16.5% decrease in depreciation and amortization expense.

Casino expenses increased 7.5%, or $102.4 million to $1,465.0 million for the six months ended June 30, 2014, from $1,362.6 million for the same period of 2013, primarily due to higher gaming taxes from the 39.0% gross win tax incurred at our Macau Operations.

Rooms expense increased 8.4%, or $5.6 million to $73.0 million for the six months ended June 30, 2014 from $67.4 million for the same period of 2013 mainly due to an increase in occupancy over the prior year. The increase in room revenues of 11.2% outpaced our rooms expense from the effect of ADR increases at our Macau and Las Vegas Operations.

Food and beverage expenses increased 3.7%, or $6.3 million to $175.6 million for the six months ended June 30, 2014, from $169.3 million for the same period of 2013. The increase in food and beverage expenses outpaced the increase in food and beverage revenues of 2.2% primarily as a result of higher costs in the current period for entertainment at Wynn Las Vegas nightclubs.

General and administrative expenses increased 5.5%, or $12.5 million to $239.8 million for the six months ended June 30, 2014 from $227.3 million in the same period of 2013 primarily from our Macau Operations. Our Macau Operations experienced an increase compared to the prior year in labor costs, along with certain property maintenance and repair expenses and other miscellaneous items.

Pre-opening costs were $8.1 million for the six months ended June 30, 2014, compared to $0.9 million for the same period of 2013 associated with the design and planning for Wynn Palace. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace continues toward the expected completion in the first half of 2016.

Depreciation and amortization decreased 16.5%, or $30.7 million, to $155.0 million for the six months ended June 30, 2014, down from $185.7 million for the same period of 2013 due to certain Las Vegas Operations assets with a five year useful life becoming fully depreciated.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest, increased 5.3%, or $7.9 million to $157.0 million for the six months ended June 30, 2014, up from $149.1 million for the same period of 2013, attributable to $17.8 million increase in interest expense partially offset by a $9.9 million increase in capitalized interest. During 2013, we completed issuances of $500 million 4 1/4% senior notes, $600 million 5 1/4% senior notes and exercised our option to increase the senior term loan facility by $200 million. During the first quarter of 2014, we issued an additional $750 million of 5 1/4% senior notes. These issuances of long-term debt were partially offset by the principal repayment $500 million 7 7/8% first mortgage notes through a cash tender offer in May 2013 and redemption of untendered notes in November 2013. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Other non-operating income and expenses

We incurred a loss of $3.8 million on the extinguishment of debt for the six months ended June 30, 2014 compared to a loss of $26.6 million for the same period of 2013. During the six months ended June 30, 2014, the loss was for the premium paid on the purchase of first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the six months ended June 30, 2013, the loss was primarily from the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

We incurred a loss of $3.8 million for the six months ended June 30, 2014, from the decrease in the fair value of our interest rate swaps compared to a gain of $16.7 million from the increase in fair value for the same period in 2013. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income was $10.3 million for the six months ended June 30, 2014, compared to $8.4 million for the same period in 2013. During 2014 and 2013, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the six months ended June 30, 2014 and 2013, we recorded a tax expense of $3.4 million and a tax benefit of $4.0 million, respectively. Our income tax expense is primarily related to an increase in our domestic valuation allowance for U.S. deferred tax assets that are not expected to provide a U.S. tax benefit in future years. Our income tax benefit in 2013 was primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Resorts (Macau) S.A. and foreign tax provisions related to our international marketing offices. Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2014 and 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $6.5 million and $10.1 million, respectively.
Wynn Resorts (Macau) S.A. has received an exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $54.6 million and $50.7 million in such taxes during the six months ended June 30, 2014 and 2013, respectively. Our non-gaming profits remain subject to the Macau

Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In February 2014, we received notification that the IRS completed its examination of our 2012 U.S. income tax return and had no changes.
In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Resorts (Macau) S.A. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $130.6 million for the six months ended June 30, 2014, compared to $132.1 million for the six months ended June 30, 2013. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Macau Operations	$307,001	$290,088	$691,329	$620,799
Las Vegas Operations	160,424	135,657	270,712	256,014
	$467,425	$425,745	$962,041	$876,813

Adjusted Property EBITDA at our Macau Operations increased year-over-year by 5.8% and 11.4% for the three and six months ended June 30, 2014, respectively, mainly due to increases in casino revenue from our general casino.

Adjusted Property EBITDA at our Las Vegas Operations increased year-over-year by 18.3% for the three months ended June 30, 2014 to $160.4 million. We achieved a quarterly record in Adjusted Property EBITDA for our Las Vegas Operations that was primarily attributable to a 28.0% increase in casino revenues and a 7.3% increase in room revenues. Adjusted Property EBITDA at our Las Vegas Operations increased 5.7% to $270.7 million for the six months ended June 30, 2014 from $256.0 million for the same period of 2013 as a result of table games and slot machine volume increases.

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

Net cash provided by operations for the six months ended June 30, 2014, was $578.1 million compared to $910.8 million provided by operations for the six months ended June 30, 2013. The decline in cash provided by operations was primarily due to a decrease in our accounts payable and accrued expenses and customer deposits, partially offset by increased operating income from results in the casino department.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $254.2 million compared to net cash used in investing activities of $125.1 million for the same period in 2013. During the six months ended June 30, 2014 we had $415.6 million in capital expenditures, net of construction payables and retention, primarily for Wynn Palace construction. Net cash used in investing activities for the six months ended June 30, 2014 was partially offset by proceeds of $199.8 million provided from restricted cash that we applied to payment of certain Wynn Palace related construction and development costs. Capital expenditures for the six months ended June 30, 2013 were $189.7 million and related to site preparation costs for Wynn Palace land and various renovations at our resorts including Wynn Macau guest room renovations.

Financing Activities

Net cash flows provided by financing activities was $275.5 million for the six months ended June 30, 2014 primarily attributable to proceeds of $756.2 million from the issuance of senior notes, partially offset by the payment of dividends of $434.3 million and open market repurchases of $32.0 million in principal of first mortgage notes. Net cash flows used in financing activities of $483.7 million for the six months ended June 30, 2013 was primarily for the payment of dividends of $438.2 million, principal payments of $275.4 million on long-term debt and the restriction of $243.0 million for purposes of redeeming first mortgage notes. These uses of funds were offset by proceeds of $500.0 million from the issuance of senior notes.

Capital Resources

As of June 30, 2014, we had approximately $3,035.1 million of cash and cash equivalents and $250.7 million of available-for-sale investments in domestic debt securities with maturities of up to two years. Cash and cash equivalents include cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn Macau, Limited and its subsidiaries held $2,083.1 million in cash, of which we own 72.3%. If our portion of this cash was repatriated to the U.S. on June 30, 2014, approximately three-fourths of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $631.7 million (including cash of its subsidiaries other than those of Wynn Las Vegas and Wynn Macau) and $250.7 million of cash and available-for-sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $320.3 million.

Our credit facilities consist of a $950 million equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan") and a $1.55 billion equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan, the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities, which consist of both Hong Kong and United States dollar tranches, will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace, and for general corporate purposes. As of June 30, 2014, there were no amounts outstanding under the Wynn Macau Senior Revolving Credit Facility. Accordingly, we have availability of $1.55 billion under the Wynn Macau Credit Facilities.

We believe that cash flow from operations, availability under our bank credit facility and our existing cash balances will be adequate to satisfy our anticipated uses of capital for the remainder of 2014. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide. We have made an application for a gaming license in Massachusetts. We expect to know if we will be awarded the gaming license by the end of the third quarter of 2014. Proceeding with this project will require significant expenditure of Company funds. On June 24, 2014, the Massachusetts Supreme Judicial Court ruled to allow for a ballot vote to repeal expanded gaming in Massachusetts in the November 2014 election. If we are awarded a gaming license prior to the November election, the outcome of this vote to repeal expanded gaming could impact our ability to proceed with this project.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2014, we had unsecured outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2014 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed above under “Financing Activities.”

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

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC’s indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Resorts (Macau) S.A.’s debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies for the six months ended June 30, 2014.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including risks and uncertainties in Item 1A - Risk Factors and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn and existing management;

•	regulatory or enforcement actions and probity investigations;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada’s shares;

•	any violations by us of the Foreign Corrupt Practices Act or federal anti-money laundering laws;

•	pending or future legal proceedings;

•	decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•	uncertainties over the development and success of new gaming and resort properties;

•	new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	adverse tourism and trends reflecting current domestic and international economic conditions;

•	general global macroeconomic conditions;

•	doing business in foreign locations such as Macau;

•	changes in gaming laws or regulations (including stricter smoking regulations in Macau);

•	legalization of gaming in certain jurisdictions;

•	the effect of environmental regulation on management and construction of projects;

•	our current and future insurance coverage levels;

•	our subsidiaries’ ability to pay us dividends and distributions;

•	our ability to protect our intellectual property rights;

•	our relationships with Macau games promoters;

•	our ability to maintain our customer relationships and collect and enforce gaming debts;

•	the maintenance of our concession from the Macau government;

•	changes in exchange rates;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	changes in U.S. laws regarding healthcare;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations);

•	volatility and weakness in worldwide credit and financial markets and from governmental intervention in the financial markets;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our credit agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	the impact that an outbreak of an infectious disease or the impact of extreme weather patterns or a natural disaster may have on the travel and leisure industry; and

•	the consequences of military conflicts and any future security alerts and/or terrorist attacks.

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

As of June 30, 2014 and December 31, 2013, we recorded an asset of $6.5 million and $10.3 million, respectively, for our interest rate swaps in deposits and other assets.

Interest Rate Sensitivity

As of June 30, 2014, approximately 97% of our long-term debt was based on fixed rates. Based on our borrowings as of June 30, 2014, an assumed 1% change in the variable rates would cause our annual interest cost to change by $2.3 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. The amount of our cash balances that are denominated in foreign currencies, primarily the Hong Kong dollar, can change significantly, representing approximately 22% of our June 30, 2014 cash balances. Based on our balances at June 30, 2014, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $9.9 million.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings see Notes to Condensed Consolidated Financial Statements, Note 14 “Commitments and Contingencies” in this Quarterly Report on Form 10-Q

Wynn Resorts (Macau) S.A., an indirect subsidiary of Wynn Macau Limited, was contacted by the Macau Commission Against Corruption of Macau (“CCAC”) requesting certain information related to its land in the Cotai area of Macau. Wynn Resorts (Macau) S.A. is cooperating with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the six months ended June 30, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

On January 30, 2014, we announced a cash dividend of $1.25 per share under our Board approved quarterly cash dividend program. The cash dividend was paid on February 27, 2014 to stockholders of record as of February 13, 2014. On May 1, 2014 the Company announced a cash dividend of $1.25 per share, paid on May 29, 2014 to stockholders of record as of May 15, 2014. On July 29, 2014 the Company announced a cash dividend of $1.25, per share, payable on August 26, 2014 to stockholders of record on August 12, 2014.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Resorts (Macau) S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. While the Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau currently satisfies all requirements, including its leverage ratio, which be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities. On March 28, 2014, the Wynn Macau, Limited Board of Directors recommended the payment of a HK$0.98 per share dividend that was approved by the shareholders of Wynn Macau, Limited at their annual meeting on May 15, 2014 and subsequently paid on June 6, 2014.

Issuer Purchases of Equity Securities

In May 2014, we repurchased 2,473 shares in satisfaction of tax withholding obligations on vested restricted stock, at an average price of $216.65 per share, for a total expenditure of $0.5 million.

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)
*3.2	Seventh Amended and Restated Bylaws of the Registrant, as amended.
*10.1	Third Amendment to Employment Agreement, dated as of May 5, 2014 by and between Wynn Resorts, Limited and Kim Sinatra.
*10.2	Employment Agreement, dated as of November 7, 2013 by and between Wynn Resorts, Limited and Stephen Cootey.
*10.3	First Amendment to Employment Agreement, dated as of January 6, 2014 by and between Wynn Resorts, Limited and Stephen Cootey.
10.4	2014 Omnibus Incentive Plan effective May 16, 2014 (2)
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 8, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statement of Stockholders’ Equity at June 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

Wynn Resorts, Limited agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with Form S-8 Registration Statement filed by the Registrant on May 20, 2014 (File No. 333-196113) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: August 8, 2014	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)