Form 10-Q
period 2014-09-30
WYNN RESORTS LTD
filed 2014-11-07
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common stock, $0.01 par value	101,349,797

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,890,878	$2,435,041
Investment securities	250,732	174,399
Receivables, net	206,466	241,932
Inventories	69,975	74,739
Prepaid expenses and other	52,268	42,703
Total current assets	3,470,319	2,968,814
Property and equipment, net	5,460,971	4,934,449
Restricted cash	—	199,936
Investment securities	—	79,989
Intangible assets, net	28,980	30,767
Deferred financing costs, net	64,851	67,926
Deposits and other assets	152,511	91,001
Investment in unconsolidated affiliates	4,067	4,148
Total assets	$9,181,699	$8,377,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and construction payables	$243,276	$272,861
Current portion of long-term debt	1,050	1,050
Current portion of land concession obligation	30,039	29,341
Customer deposits	636,217	704,401
Gaming taxes payable	151,473	205,260
Accrued compensation and benefits	117,915	83,769
Accrued interest	92,265	101,442
Other accrued liabilities	68,104	53,375
Deferred income taxes, net	3,973	4,035
Total current liabilities	1,344,312	1,455,534
Long-term debt	7,341,227	6,586,518
Land concession obligation	31,560	46,819
Other long-term liabilities	134,517	141,465
Deferred income taxes, net	36,668	14,343
Total liabilities	8,888,284	8,244,679
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,337,460 and 114,170,493 shares issued; 101,349,797 and 101,192,408 shares outstanding, respectively	1,143	1,142
Treasury stock, at cost; 12,987,663 and 12,978,085 shares, respectively	(1,145,481)	(1,143,419)
Additional paid-in capital	928,062	888,727
Accumulated other comprehensive income	2,350	2,913
Retained earnings	308,641	66,130
Total Wynn Resorts, Limited stockholders’ equity (deficit)	94,715	(184,507)
Noncontrolling interest	198,700	316,858
Total equity	293,415	132,351
Total liabilities and stockholders’ equity	$9,181,699	$8,377,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
Casino	$1,071,829	$1,105,595	$3,389,557	$3,228,246
Rooms	135,734	123,078	413,565	372,931
Food and beverage	160,531	152,218	476,676	461,474
Entertainment, retail and other	100,916	105,144	306,411	309,738
Gross revenues	1,469,010	1,486,035	4,586,209	4,372,389
Less: promotional allowances	(99,000)	(95,923)	(290,523)	(271,350)
Net revenues	1,370,010	1,390,112	4,295,686	4,101,039
Operating costs and expenses:
Casino	647,460	699,897	2,112,430	2,062,507
Rooms	39,235	33,646	112,239	101,020
Food and beverage	91,214	84,118	266,853	253,458
Entertainment, retail and other	40,612	45,478	125,025	128,760
General and administrative	126,834	105,026	366,631	332,316
Provision (benefit) for doubtful accounts	4,695	11,325	(743)	7,104
Pre-opening costs	6,718	706	14,792	1,592
Depreciation and amortization	79,027	93,325	234,037	279,061
Property charges and other	1,640	2,613	13,674	13,571
Total operating costs and expenses	1,037,435	1,076,134	3,244,938	3,179,389
Operating income	332,575	313,978	1,050,748	921,650
Other income (expense):
Interest income	5,814	3,215	16,072	11,595
Interest expense, net of capitalized interest	(79,048)	(73,549)	(236,069)	(222,690)
Increase (decrease) in swap fair value	2,360	(3,525)	(1,451)	13,131
Loss on extinguishment of debt	(3,573)	—	(7,356)	(26,578)
Equity in income from unconsolidated affiliates	567	288	1,173	879
Other	(801)	1,123	(405)	4,385
Other income (expense), net	(74,681)	(72,448)	(228,036)	(219,278)
Income before income taxes	257,894	241,530	822,712	702,372
(Provision) benefit for income taxes	(4,888)	7,281	(8,261)	11,299
Net income	253,006	248,811	814,451	713,671
Less: net income attributable to noncontrolling interest	(61,600)	(66,791)	(192,243)	(198,903)
Net income attributable to Wynn Resorts, Limited	$191,406	$182,020	$622,208	$514,768
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.90	$1.81	$6.17	$5.12
Diluted	$1.88	$1.79	$6.10	$5.07
Weighted average common shares outstanding:
Basic	100,959	100,685	100,899	100,470
Diluted	101,999	101,547	101,986	101,526
Dividends declared per common share	$1.25	$1.00	$3.75	$3.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$253,006	$248,811	$814,451	$713,671
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(981)	28	(826)	(1,758)
Unrealized (loss) gain on available-for-sale securities, net of tax	(56)	415	43	231
Total comprehensive income	251,969	249,254	813,668	712,144
Less: comprehensive income attributable to noncontrolling interest	(61,327)	(66,834)	(192,023)	(198,475)
Comprehensive income attributable to Wynn Resorts, Limited	$190,642	$182,420	$621,645	$513,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders’ equity (deficit)	Noncontrolling interest	Total stockholders’ equity
Balances, January 1, 2014	101,192,408	$1,142	$(1,143,419)	$888,727	$2,913	$66,130	$(184,507)	$316,858	$132,351
Net income	—	—	—	—	—	622,208	622,208	192,243	814,451
Currency translation adjustment	—	—	—	—	(596)	—	(596)	(230)	(826)
Net unrealized gain on investments	—	—	—	—	33	—	33	10	43
Exercise of stock options	121,633	1	—	6,270	—	—	6,271	214	6,485
Cancellation of restricted stock	(9,166)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(9,578)	—	(2,062)	—	—	—	(2,062)	—	(2,062)
Issuance of restricted stock	54,500	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	59	—	(379,697)	(379,638)	(312,298)	(691,936)
Excess tax benefits from stock-based compensation	—	—	—	6,550	—	—	6,550	—	6,550
Stock-based compensation	—	—	—	26,456	—	—	26,456	1,903	28,359
Balances, September 30, 2014	101,349,797	$1,143	$(1,145,481)	$928,062	$2,350	$308,641	$94,715	$198,700	$293,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$814,451	$713,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,037	279,061
Deferred income taxes	(462)	(13,863)
Stock-based compensation expense	22,714	35,072
Excess tax benefits from stock-based compensation	(6,525)	(10,646)
Amortization and write-offs of deferred financing costs and other	20,425	13,312
Loss on extinguishment of debt	7,356	26,578
(Benefit) provision for doubtful accounts	(743)	7,104
Property charges and other	13,701	4,097
Equity in income of unconsolidated affiliates, net of distributions	81	328
Decrease (increase) in swap fair value	1,451	(13,131)
Increase (decrease) in cash from changes in:
Receivables, net	36,121	15,578
Inventories and prepaid expenses and other	(4,330)	(11,616)
Customer deposits	(67,550)	205,722
Accounts payable and accrued expenses	(96,599)	30,067
Net cash provided by operating activities	974,128	1,281,334
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(707,083)	(324,828)
Purchase of corporate debt securities	(124,758)	(190,477)
Proceeds from sale or maturity of corporate debt securities	125,323	113,346
Restricted cash	199,929	(100,597)
Deposits and purchase of other assets	(63,244)	(8,369)
Proceeds from sale of assets	4,343	20,347
Net cash used in investing activities	(565,490)	(490,578)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,485	17,545
Excess tax benefits from stock-based compensation	6,525	10,646
Dividends paid	(690,373)	(631,698)
Proceeds from issuance of long-term debt	825,477	697,842
Principal payments on long-term debt	(1,050)	(275,755)
Repurchase of common stock	(2,062)	(13,952)
Restricted cash for redemption of notes payable	—	(243,038)
Repurchase of first mortgage notes	(68,400)	—
Payments on long-term land concession obligation	(14,489)	(13,785)
Payments for financing costs	(13,193)	(24,591)
Net cash provided by (used in) financing activities	48,920	(476,786)
Effect of exchange rate on cash	(1,721)	1,966
Cash and cash equivalents:
Increase in cash and cash equivalents	455,837	315,936
Balance, beginning of period	2,435,041	1,725,219
Balance, end of period	$2,890,878	$2,041,155

Supplemental cash flow disclosures:
Cash transactions:
Cash paid for interest, net of amounts capitalized	$235,325	$244,475
Non-cash transactions:
Stock-based compensation capitalized into construction	$5,645	$145
Change in property and equipment included in accounts and construction payables	$60,435	$37,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”) owns 72.18% of Wynn Macau, Limited, which operates a destination casino hotel resort in the Macau Special Administrative Region of the People’s Republic of China. The Company also owns 100% of and operates a destination casino hotel resort in Las Vegas, Nevada.

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

The Company is currently constructing Wynn Palace, a fully integrated resort in the Cotai area of Macau, containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings, and food and beverage outlets. The Company expects to open Wynn Palace in the first half of 2016.

On September 17, 2014, the Massachusetts Gaming Commission ("MGC") designated Wynn MA, LLC ("Wynn MA"), an indirect wholly owned subsidiary of the Company, the award winner of the Greater Boston (Region A) gaming license. On November 4, 2014, a vote upheld the expanded gaming law in Massachusetts. On November 7, 2014, the gaming license awarded to the Company became effective. The Company will develop and construct a fully integrated resort in Everett, Massachusetts.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2014, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $1,741.5 million and $1,349.6 million at September 30, 2014 and December 31, 2013, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,149.4 million and $1,085.4 million as of September 30, 2014 and December 31, 2013, respectively.
Restricted Cash

Restricted cash consists primarily of certain proceeds of the Company’s financing activities that are restricted by the agreements governing the Company’s debt instruments for the payment of certain Wynn Palace related construction and development costs.  Restricted cash balances totaled approximately $199.9 million at December 31, 2013. During the first quarter of 2014, the Company applied the restricted cash balances to payment of certain Wynn Palace related construction and development costs. The Company had no restricted cash at September 30, 2014.
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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of September 30, 2014 and December 31, 2013, approximately 85% and 86%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on historical collection patterns and current collection trends. In addition, the estimate reflects specific review of customer accounts as well as management's experience with collection trends in the casino industry and current economic and business conditions. During the nine months ended September 30, 2014, the Company recorded an adjustment to its reserve estimates for casino accounts receivable based on results of historical collection patterns and current collection trends. This adjustment benefited operating income by $8.7 million and net income attributable to Wynn Resorts, Limited by $6.8 million (or $0.07 per share on a fully diluted basis) for the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company recorded a similar adjustment which benefited operating income by $14.9 million and net income attributable to Wynn Resorts, Limited by $12.0 million (or $0.12 per share on a fully diluted basis) for the nine months ended September 30, 2013.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rooms	$14,305	$13,865	$40,314	$39,094
Food and beverage	30,508	29,539	90,454	83,132
Entertainment, retail and other	3,770	4,135	10,606	10,779
	$48,583	$47,539	$141,374	$133,005

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $446.3 million and $488.5 million for the three months ended September 30, 2014 and 2013, respectively. These taxes totaled approximately $1,462.8 million and $1,431.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2014	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,741,545	$452	$1,741,093	—
Interest rate swaps	$8,852	—	$8,852	—
Available-for-sale securities	$250,732	—	$250,732	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

		Fair Value Measurements Using:
	December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,349,647	$220,923	$1,128,724	—
Interest rate swaps	$10,308	—	$10,308	—
Restricted cash	$199,936	—	$199,936	—
Available-for-sale securities	$254,388	—	$254,388	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

As of September 30, 2014 and December 31, 2013, approximately 12% and 91% of the Company’s cash equivalents categorized as Level 2 were deposits held in foreign currencies, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management's responsibility to perform an evaluation. Under the update, management's evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In June 2014, the FASB issued an accounting standards update that requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early application is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

In July 2013, the FASB issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a loss or other carryforward exists. The update would require the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The Company adopted this standard during the first quarter of 2014. The adoption of this update prospectively resulted in the presentation of unrecognized tax benefits of $29.3 million previously reflected in other long-term liabilities to be classified in long-term deferred income taxes, net, in the Condensed Consolidated Balance Sheet, at September 30, 2014.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Wynn Resorts, Ltd.	$191,406	$182,020	$622,208	$514,768

Denominator:
Weighted average common shares outstanding	100,959	100,685	100,899	100,470
Potential dilutive effect of stock options and restricted stock	1,040	862	1,087	1,056
Weighted average common and common equivalent shares outstanding	101,999	101,547	101,986	101,526

Net income attributable to Wynn Resorts, Ltd. per common share, basic	$1.90	$1.81	$6.17	$5.12
Net income attributable to Wynn Resorts, Ltd. per common share, diluted	$1.88	$1.79	$6.10	$5.07

Anti-dilutive stock options excluded from the calculation of diluted earnings per share	26	92	26	602

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized gain on securities	Accumulated other comprehensive income
December 31, 2013	$2,874	$39	$2,913
Current period other comprehensive gain	(263)	29	(234)
Amounts reclassified from accumulated other comprehensive income	(333)	4	(329)
Net current period other comprehensive gain	(596)	33	(563)
September 30, 2014	$2,278	$72	$2,350

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2014				December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$199,454	$119	$(48)	$199,525	$221,418	$140	$(124)	$221,434
Commercial paper	51,205	11	(9)	51,207	32,941	16	(3)	32,954
	$250,659	$130	$(57)	$250,732	$254,359	$156	$(127)	$254,388

For investments with unrealized losses as of September 30, 2014 and December 31, 2013, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

As of September 30, 2014, all of the Company's investment securities had contractual maturities of less than one year.

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Casino	$221,214	$252,998
Hotel	12,815	15,386
Retail leases and other	41,613	47,539
	275,642	315,923
Less: allowance for doubtful accounts	(69,176)	(73,991)
	$206,466	$241,932

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$733,495	$733,233
Buildings and improvements	3,875,982	3,883,442
Airplanes	135,040	135,040
Furniture, fixtures and equipment	1,726,554	1,686,522
Leasehold interests in land	316,196	316,550
Construction in progress	1,244,138	558,624
	8,031,405	7,313,411
Less: accumulated depreciation	(2,570,434)	(2,378,962)
	$5,460,971	$4,934,449

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Wynn Macau Senior Term Loan, due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $4,094 at September 30, 2014 and $4,900 at December 31, 2013	$948,017	$948,028
Wynn Macau Senior Revolving Credit Facility, due July 31, 2017, interest at LIBOR or HIBOR plus 1.75%—2.50%	68,735	—
5 1/4% Wynn Macau, Limited Senior Notes, due October 15, 2021, including original issue premium of $5,298 at September 30, 2014 and none at December 31, 2013	1,355,298	600,000
7 7/8% Wynn Las Vegas First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,326 at September 30, 2014 and $1,463 at December 31, 2013	345,684	350,547
7 3/4% Wynn Las Vegas First Mortgage Notes, due August 15, 2020	1,256,600	1,320,000
5 3/8% Wynn Las Vegas First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Wynn Las Vegas Senior Notes, due May 30, 2023	500,000	500,000
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
$42 million Note Payable, due April 1, 2017; interest at LIBOR plus 1.25%	31,500	32,550
	7,342,277	6,587,568
Less: current portion of long-term debt	(1,050)	(1,050)
	$7,341,227	$6,586,518

5 1/4% Wynn Macau, Limited Senior Notes due 2021

On March 20, 2014, Wynn Macau, Limited (“WML”), an indirect subsidiary of Wynn Resorts, Limited, issued $750 million aggregate principal amount of 5 1/4% Senior Notes due 2021 (the “Additional 2021 Notes”), which were consolidated and form a single series with the $600 million aggregate principal amount of 5 1/4% Senior Notes due 2021 issued by WML on October 16, 2013 (the “Original 2021 Notes” and together with the “Additional 2021 Notes”, the “2021 Notes”). WML received net proceeds of approximately $748.8 million after adding the original issue premium and deducting commissions and expenses of the offering. WML will use the net proceeds for working capital requirements and general corporate purposes.

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

7 7/8% Wynn Las Vegas First Mortgage Notes due 2020

During the nine months ended September 30, 2014, Wynn Las Vegas, LLC repurchased and canceled $5.0 million in principal, plus interest, of its 7 7/8% first mortgage notes due May 1, 2020 through the open market. The Company incurred $0.5 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs and original issue discount included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

7 3/4% Wynn Las Vegas First Mortgage Notes due 2020

During the nine months ended September 30, 2014, Wynn Las Vegas, LLC repurchased and canceled $63.4 million in principal, plus interest, of its 7 3/4% first mortgage notes due August 15, 2020 through the open market. The Company incurred $6.9 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

Wynn Macau Credit Facilities

The Company's credit facilities consist of a $950 million equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan") and a $1.55 billion equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan, the "Wynn Macau Credit Facilities"). As of September 30, 2014, the Company had $1.48 billion of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

Debt Covenant Compliance

As of September 30, 2014, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of September 30, 2014 and December 31, 2013, was approximately $5.4 billion and $4.8 billion, respectively, compared to its carrying value of $5.4 billion and $4.7 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

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

The Company utilized Level 2 inputs as described in Note 2 “Summary of Significant Accounting Policies” to determine fair value. The fair value approximates the amount the Company would receive if these contracts were settled at the respective

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.  As of September 30, 2014 and December 31, 2013, the interest rate swaps were recorded as an asset of $8.9 million and $10.3 million, respectively, and included in deposits and other assets.

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

Note 10 - Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $0.8 million as of both September 30, 2014 and December 31, 2013.

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

Note 11 - Property Charges and Other

Property charges and other for the three and nine months ended September 30, 2014 were $1.6 million and $13.7 million, respectively. During 2014, the Company incurred property charges primarily associated with the renovation of approximately 27,000 square feet of casino space at Wynn Macau for new VIP gaming rooms. The Company expects to complete this renovation before Chinese New Year of 2015. Property charges and other for the three and nine months ended September 30, 2013 were $2.6 million and $13.6 million, respectively, which includes miscellaneous renovations and abandonments at our resorts, entertainment development costs and fees paid in connection with the termination of a contract.

Note 12 - Noncontrolling Interest

On September 23, 2014, Wynn Macau, Limited paid a dividend of HK$0.70 per share for a total of $469.2 million.  The Company’s share of this dividend was $338.7 million with a reduction of $130.6 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

On June 6, 2014, Wynn Macau, Limited paid a dividend of HK$0.98 per share for a total of $655.8 million. The Company’s share of this dividend was $474.0 million with a reduction of $181.8 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

On September 23, 2013, Wynn Macau, Limited paid a dividend of HK$0.50 per share for a total of $334.5 million.  The Company’s share of this dividend was $241.8 million with a reduction of $92.7 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

On June 6, 2013, Wynn Macau, Limited paid a dividend of HK$1.24 per share for a total of $828.6 million. The Company's share of this dividend was $599.1 million with a reduction of $229.6 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

Note 13 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Casino	$3,126	$1,814	$5,778	$5,550
Rooms	95	194	95	632
Food and beverage	319	281	372	872
Entertainment, retail and other	26	116	26	342
General and administrative	6,803	2,799	16,443	27,676
Total stock-based compensation expense	10,369	5,204	22,714	35,072
Total stock-based compensation capitalized	61	49	5,645	145
Total stock-based compensation costs	$10,430	$5,253	$28,359	$35,217

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

Note 14 - Commitments and Contingencies

Cotai Development and Land Concession Contract

The Company is currently constructing Wynn Palace, a fully integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings, and food and beverage outlets in the Cotai area of Macau.

In September 2011, Wynn Resorts (Macau) S.A. and Palo Real Estate Company Limited (“Palo”), each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of September 30, 2014 and December 31, 2013, the Company has recorded this obligation and related asset with $30.0 million and $29.3 million included as a current liability, respectively and $31.6 million and $46.8 million, respectively, included as a long-term liability. The Company is also required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

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

As of September 30, 2014, the Company incurred approximately $1.4 billion of the approximately $4.1 billion in total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees. The Company expects to open its resort on Cotai in the first half of 2016.

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are “unsuitable persons” under Article VII of the Company’s articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of the Aruze USA Inc. ("Aruze") shares, as discussed below, the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that “Unsuitable Persons” are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although the Company has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of the Company.

Based on the Board of Directors’ finding of “unsuitability,” on February 18, 2012, Wynn Resorts redeemed and canceled Aruze’s 24,549,222 shares of Wynn Resorts’ common stock. Following a finding of “unsuitability,” Article VII of Wynn Resorts’ articles of incorporation authorizes redemption at “fair value” of the shares held by unsuitable persons. The Company engaged an independent financial adviser to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022, and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the “Complaint”), alleging breaches of fiduciary duty and related claims (the “Redemption Action”) arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) that purports to assert claims against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the “Articles”) pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze’s shares acted at the direction of Stephen A. Wynn and did not independently and objectively evaluate the Okada Parties’ suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze’s shares was void, an injunction restoring Aruze’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Stephen A. Wynn, and Elaine Wynn (the “Stockholders Agreement”).

On June 19, 2012, Elaine Wynn asserted a cross claim against Stephen A. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indentures for Wynn Las Vegas, LLC's 7 7/8% first mortgage notes due 2020, 7 3/4% first mortgage notes due 2020 (together, the "2020 Indentures") and the indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture," and, together with the 2020 Indentures, the "Indentures") provide that if Stephen A. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the outstanding common stock of the Company than are beneficially owned by any other person, a change of control will have occurred. The indentures for Wynn Las Vegas, LLC's 5 3/8% first mortgage notes due 2022 (the "2022 Indenture") provide that if any event constitutes a "change of control" under the 2020 Indentures, it will constitute a change of control under the 2022 Indenture. If Elaine Wynn prevails in her cross claim, Stephen A. Wynn would not beneficially own or control Elaine Wynn’s shares and a change in control may result under the Wynn Las Vegas debt documents. Under the 2020 Indentures and the 2022 Indenture, the occurrence of a change of control requires that the Company make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Under the 2023 Indenture, if a change of control occurs and within 60 days after that occurrence the 4 1/4% Senior Notes due 2023 are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

On each of February 14, 2013 and February 13, 2014, the Company issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. The parties engaged in discussions regarding the terms of an escrow agreement in accordance with a prior court order. However, in February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk’s trust account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same.

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for discovery schedule with closing on August 1, 2016.

On September 16, 2014, Aruze filed a motion for partial summary judgment related to its counterclaim alleging the Company's directors violated the terms of the Articles by failing to pay Aruze fair value for the redeemed shares. At a hearing held on October 21, 2014, the court denied Aruze's motion.

On October 10, 2014, the Okada Parties filed a motion for partial judgment on the pleadings principally to seek dismissal of certain breach of fiduciary claims against Mr. Okada included in the Company's Complaint. The Wynn Parties filed their opposition on October 27, 2014, and the Okada Parties were required to file their reply on November 5, 2014. A court hearing regarding this motion is set for November 13, 2014.

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

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings (“Okada Japan Parties”) filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs’ social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. On October 28, 2014, the Wynn Parties received a copy of the brief that the Okada Japan Parties had filed to explain why they believe the Supreme Court of Japan should hear the case. The Wynn Parties plan to file a reply brief by November 27, 2014.

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

Related Investigations and Derivative Litigation

Investigations:

In the U.S. Department of Justice’s Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been conducting a criminal investigation into the Company’s previously disclosed donation to the University of Macau. The Company has not received any target letter or subpoena in connection with such an investigation. The Company intends to cooperate fully with the government in response to any inquiry related to the donation to the University of Macau.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014, and the Company's response brief is due December 18, 2014.

The two state court actions brought by the following plaintiffs have also been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company’s Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, the Company and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Revere Action

On September 17, 2014, the MGC designated Wynn MA, an indirect wholly owned subsidiary of the Company, the award winner of the Greater Boston (Region A) gaming license. October 16, 2014, The City of Revere ("Revere"), the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103 ("IBEW-103"), filed a Complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court. The Complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The Complaint (i) seeks to appeal the administrative decision, (ii) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (iii) challenges the constitutionality of that section of the gaming law which bars judicial review of the Commission's decision to deny an applicant a gaming license, and (iv) alleges violations of the open meeting law requirements.

Wynn MA is not named in the Complaint. Wynn MA has been advised that the Attorney General for the Commonwealth of Massachusetts will be responding to the Complaint.

Note 15 - Income Taxes

For the three months ended September 30, 2014 and 2013, the Company recorded a tax expense of $4.9 million and a benefit of $7.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a tax expense of $8.3 million and a tax benefit of $11.3 million, respectively. The Company’s income tax expense is primarily related to an increase in U.S. profitability. The Company's income tax benefit in the prior year is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices.

Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2014 and 2013, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $6.6 million and $10.8 million, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wynn Resorts (Macau) S.A. has received a 5-year exemption from Macau’s Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $25.8 million and $26.0 million in such taxes during each of the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company was exempted from the payment of such taxes totaling $80.4 million and $76.7 million, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.
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
In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Resorts (Macau) S.A. In August 2014, the Company received the preliminary results of these examinations. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

Note 16 - Segment Information

The Company monitors its operations and evaluates earnings by reviewing the assets and operations of its Macau Operations and its Las Vegas Operations. The Company’s total assets by segment are as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets
Macau Operations	$4,228,465	$3,918,163
Las Vegas Operations	3,559,065	3,576,648
Corporate and other	1,394,169	882,219
	$9,181,699	$8,377,030

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company’s segment information for its results of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues
Macau Operations	$942,255	$997,635	$3,035,588	$2,920,591
Las Vegas Operations	427,755	392,477	1,260,098	1,180,448
Total	$1,370,010	$1,390,112	$4,295,686	$4,101,039
Adjusted Property EBITDA (1)
Macau Operations	$325,529	$329,106	$1,016,858	$949,905
Las Vegas Operations	133,250	106,515	403,962	362,529
Total	458,779	435,621	1,420,820	1,312,434
Other operating costs and expenses
Pre-opening costs	6,718	706	14,792	1,592
Depreciation and amortization	79,027	93,325	234,037	279,061
Property charges and other	1,640	2,613	13,674	13,571
Corporate expenses and other	27,883	19,507	83,682	60,609
Stock-based compensation	10,369	5,204	22,714	35,072
Equity in income from unconsolidated affiliates	567	288	1,173	879
Total	126,204	121,643	370,072	390,784
Operating income	332,575	313,978	1,050,748	921,650
Non-operating income and expenses
Interest income	5,814	3,215	16,072	11,595
Interest expense, net of capitalized interest	(79,048)	(73,549)	(236,069)	(222,690)
Increase (decrease) in swap fair value	2,360	(3,525)	(1,451)	13,131
Loss on extinguishment of debt	(3,573)	—	(7,356)	(26,578)
Equity in income from unconsolidated affiliates	567	288	1,173	879
Other	(801)	1,123	(405)	4,385
Total	(74,681)	(72,448)	(228,036)	(219,278)
Income before income taxes	257,894	241,530	822,712	702,372
(Provision) benefit for income taxes	(4,888)	7,281	(8,261)	11,299
Net income	$253,006	$248,811	$814,451	$713,671

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

Note 17 - Subsequent Events

On October 28, 2014, the Company announced a cash dividend of $2.50 per share of its outstanding common stock payable on November 25, 2014 to stockholders of record on November 12, 2014. The cash dividend includes the Company's new quarterly dividend of $1.50 per share and an additional cash dividend of $1.00 per share.

On September 17, 2014, the MGC designated Wynn MA, an indirect wholly owned subsidiary of the Company, the award winner of the Greater Boston (Region A) gaming license. On November 4, 2014, a vote upheld the expanded gaming law in Massachusetts. On November 7, 2014, the gaming license awarded to the Company became effective and the Company paid an $85.0 million license fee.

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

Overview

We are a developer, owner and operator of destination casino resorts. In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own 72.18% of and operate Wynn Macau and Encore at Wynn Macau. We refer to the fully integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are developing Wynn Palace, a fully integrated casino resort in the Cotai area of Macau. In addition, we are developing a fully integrated casino resort in Everett, Massachusetts.

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

•
Approximately 57,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Bvlgari, Cartier, Chanel, Dior, Dunhill, Ferrari, Giorgio Armani, Graff, Gucci, Hermes, Hugo Boss, Jaegar-LeCoultre, Loro Piana, Louis Vuitton, Miu Miu, Piaget, Prada, Richard Mille, Roger Dubuis, Rolex, Tiffany, Vacheron Constantin, Van Cleef & Arpels, Versace, Vertu, Ermenegildo Zegna and others;

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

Future Development

We are currently constructing Wynn Palace, a fully integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets in the Cotai area of Macau. In July 2013, we signed a $2.6 billion guaranteed maximum price ("GMP") contract for the project's construction. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.1 billion. As of September 30, 2014, we have invested approximately $1.4 billion in the project. We expect to open Wynn Palace on Cotai in the first half of 2016.

On September 17, 2014, the Massachusetts Gaming Commission ("MGC") designated Wynn MA, LLC ("Wynn MA"), an indirect wholly owned subsidiary of the Company, the award winner of the Greater Boston (Region A) gaming license. On November 4, 2014, a vote upheld the expanded gaming law in Massachusetts. On November 7, 2014, the gaming license awarded to us became effective. We will will develop and construct a fully integrated resort in Everett, Massachusetts.

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

The measurement base used in the mass market casino is not the same as that used in the VIP casino. In our mass market casino in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage. The cash used to purchase the cash chips at the gaming tables is deposited into the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in our mass market casino. We do not report an expected range for the win percentage in our mass market casino as chips purchased at the casino cage are excluded from table games drop and distort our expected win percentage. With increased purchases at the casino cage, we believe the relevant indicator of volumes in the mass market segment should be table games win.

The measurements in our VIP casino and the mass market casino are not comparable as the mass market casino tracks the initial purchase of chips at the table while the measurement method in our VIP casino tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the base measurement in the mass market casino. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP casino when compared to the mass market casino.

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 24%.

Results of Operations

Third quarter 2014 results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	Percent Change	2014	2013	Percent Change
Net revenues	$1,370,010	$1,390,112	(1.4)	$4,295,686	$4,101,039	4.7
Net income attributable to Wynn Resorts, Limited	$191,406	$182,020	5.2	$622,208	$514,768	20.9
Diluted net income per share	$1.88	$1.79	5.0	$6.10	$5.07	20.3
Adjusted Property EBITDA	$458,779	$435,621	5.3	$1,420,820	$1,312,434	8.3

During the three months ended September 30, 2014, our net income attributable to Wynn Resorts, Limited was $191.4 million, an increase of 5.2% over the same period of 2013, resulting in diluted earnings per share of $1.88. Adjusted Property EBITDA increased year-over-year by 5.3%, from $435.6 million for the three months ended September 30, 2013 to $458.8 million for the same period of 2014. Our results for the three months ended September 30, 2014 compared to the same period in 2013 were primarily driven by net revenue performance from our Las Vegas Operations.

During the nine months ended September 30, 2014, our net income attributable to Wynn Resorts, Limited was $622.2 million, an increase of 20.9% over the same period of 2013, resulting in diluted earnings per share of $6.10. Adjusted Property EBITDA increased year-over-year by 8.3%, from $1,312.4 million for the nine months ended September 30, 2013 to $1,420.8 million for the same period of 2014. Our results for the nine months ended September 30, 2014 were primarily attributable to a 4.6% increase in casino revenues from our Macau Operations and net revenue performance from our Las Vegas Operations.

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

Financial results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (in thousands):

	Three Months Ended September 30,
	2014	2013	Percent Change
Net revenues
Macau Operations	$942,255	$997,635	(5.6)
Las Vegas Operations	427,755	392,477	9.0
	$1,370,010	$1,390,112	(1.4)

Net revenues decreased 1.4% to $1,370.0 million for the three months ended September 30, 2014, from $1,390.1 million for the same period in 2013. The slight reduction in net revenues were primarily attributable to a decrease of $50.8 million in casino revenues from our Macau Operations offset by an increase of $17.0 million in casino revenues from our Las Vegas Operations and an increase of $13.7 million in non-casino revenues.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Three Months Ended September 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$1,071,829	$1,105,595	(3.1)
Non-casino revenues	298,181	284,517	4.8
	$1,370,010	$1,390,112	(1.4)

Casino revenues were 78.2% of total net revenues for the three months ended September 30, 2014 compared to 79.5% for the same period of 2013, while non-casino revenues were 21.8% of total net revenues compared to 20.5% for the same period of 2013.

Casino Revenues

Casino revenues decreased 3.1% to $1,071.8 million for the three months ended September 30, 2014, from $1,105.6 million in the same period of 2013. Our Macau Operations experienced a year-over-year decrease in casino revenues of 5.4% from $944.0 million to $893.2 million due to a reduction in turnover and lower win as a percentage of turnover from our VIP gaming operations. The reduction in casino revenues from our VIP gaming operations was partially offset by the performance of our mass market gaming operations, which experienced an increase in drop and table games win percentage. Our Las Vegas Operations experienced a year-over-year increase in casino revenues of 10.5% from $161.6 million for the three months ended September 30, 2013 to $178.6 million in the same period of 2014. The increase is primarily due to a 3.1 percentage point increase in table games win percentage which was partially offset by a decrease in table games volume with drop decreasing 5.2% year-over-year.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (in thousands, except for win per unit per day and average number of table games and slots).

	Three Months Ended September 30,
	2014	2013	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$893,206	$944,015	$(50,809)	(5.4)
Average number of table games	451	487	(36)	(7.4)
VIP
VIP turnover	$25,064,646	$30,334,611	$(5,269,965)	(17.4)
VIP win as a % of turnover	2.78%	3.04%	(0.26)
Mass market
Drop (1)	$641,187	$630,683	$10,504	1.7
Table games win	$327,217	$239,828	$87,389	36.4
Table games win % (1)	51.0%	38.0%	13.0
Table games win per unit per day	$17,759	$12,872	$4,887	38.0

Average number of slot machines	588	879	(291)	(33.1)
Slot machine handle	$1,436,074	$1,165,840	$270,234	23.2
Slot machine win	$73,483	$55,729	$17,754	31.9
Slot machine win per unit per day	$1,358	$689	$669	97.1

Las Vegas Operations:
Total casino revenues	$178,623	$161,580	$17,043	10.5
Average number of table games	235	236	(1)	(0.4)
Drop	$640,941	$676,287	$(35,346)	(5.2)
Table games win	$164,932	$152,842	$12,090	7.9
Table games win %	25.7%	22.6%	3.1
Table games win per unit per day	$7,619	$7,031	$588	8.4

Average number of slot machines	1,864	1,935	(71)	(3.7)
Slot machine handle	$788,131	$733,540	$54,591	7.4
Slot machine win	$47,446	$45,848	$1,598	3.5
Slot machine win per unit per day	$277	$258	$19	7.4

(1)
Customers purchase mass market casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau mass market casino, we believe the relevant indicator of volumes in the mass market casino should be actual table games win rather than win percentage.

Non-casino revenues

Non-casino revenues increased 4.8%, or $13.7 million, to $298.2 million for the three months ended September 30, 2014, from $284.5 million for the same period of 2013 primarily from a 10.3% increase in room revenues and a 5.5% increase in food and beverage revenues.

Room revenues increased 10.3%, or $12.7 million, to $135.7 million for the three months ended September 30, 2014, from $123.1 million in the same period of 2013. Our Las Vegas Operations accounted for $6.9 million of the increase, while Macau Operations accounted for $5.8 million, both experiencing an increase in ADR and occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Three Months Ended September 30,
	2014	2013	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$33,190	$27,416	21.1
Occupancy	98.5%	95.8%	2.7
ADR	$327	$310	5.5
REVPAR	$322	$297	8.4

Las Vegas Operations:
Total room revenues (in thousands)	$102,544	$95,662	7.2
Occupancy	89.3%	87.9%	1.4
ADR	$267	$250	6.8
REVPAR	$238	$220	8.2
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 5.5%, or $8.3 million, to $160.5 million, for the three months ended September 30, 2014, from $152.2 million for the same period of 2013 primarily as a result of an increase in revenues from our Las Vegas Operations restaurants.

Operating costs and expenses

Operating costs and expenses decreased 3.6%, or $38.7 million, to $1,037.4 million for the three months ended September 30, 2014, from $1,076.1 million for the same period of 2013. The reduction was primarily driven by decreases of 7.5% and 15.3% in casino expenses and depreciation and amortization, respectively, offset by an increase of 20.8% in general and administrative expenses.

Casino expenses decreased 7.5%, or $52.4 million, to $647.5 million for the three months ended September 30, 2014, from $699.9 million for the same period of 2013, primarily due to lower gaming taxes with a 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 5.4% decrease in casino revenues at our Macau Operations.

Room expenses increased 16.6%, or $5.6 million, to $39.2 million for the three months ended September 30, 2014, from $33.6 million for the same period of 2013. The increase is due to certain room expenses incurred to maintain a premium guest experience at our Las Vegas Operations and expenses associated with the increase in occupancy over the prior year at both our Macau and Las Vegas Operations.

Food and beverage expenses increased 8.4%, or $7.1 million, to $91.2 million for the three months ended September 30, 2014, from $84.1 million for the same period of 2013. The increase in food and beverage expenses is primarily a result of higher costs in the current period for entertainment at Wynn Las Vegas nightclubs.

Entertainment, retail and other expenses decreased 10.7%, or $4.9 million to $40.6 million for the three months ended September 30, 2014, from $45.5 million in the same period of 2013, mainly from a reduction in merchandise cost at Wynn Macau associated with the decline in retail shop revenues.

General and administrative expenses increased 20.8%, or $21.8 million to $126.8 million for the three months ended September 30, 2014, from $105.0 million in the same period of 2013. The increase is primarily attributable to a $11.3 million increase in corporate expenses and other, an increase from our Las Vegas Operations of $5.3 million and an increase from our Macau Operations of $5.2 million. The corporate expenses and other increase consists mainly of an increase in stock-based compensation expense associated with annual performance awards and other corporate expenses. Our Macau Operations and

Las Vegas Operations both experienced an increase in payroll related expenses, property maintenance and repair expenses and other miscellaneous expenses.

Provision for doubtful accounts decreased 58.5%, or $6.6 million, to $4.7 million for the three months ended September 30, 2014, from $11.3 million for the same period of 2013. The decrease is a result of increased casino accounts receivables collections at our Las Vegas Operations compared to the same period in the prior year.

Pre-opening costs were $6.7 million associated with the design and planning for Wynn Palace for the three months ended September 30, 2014, compared to $0.7 million for the same period of 2013. We expect our pre-opening costs to continue to increase as the construction and development of Wynn Palace progress toward the expected completion in the first half of 2016.

Depreciation and amortization decreased 15.3%, or $14.3 million, to $79.0 million for the three months ended September 30, 2014, down from $93.3 million for the same period of 2013 due to certain Las Vegas Operations assets with a five year useful life becoming fully depreciated.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest, increased 7.5%, or $5.5 million, to $79.0 million for the three months ended September 30, 2014, up from $73.5 million for the same period in 2013. This increase was attributable to $12.3 million increase in interest expense, which was partially offset by a $6.8 million increase in capitalized interest. During 2013, we completed issuances of $500 million 4 1/4% senior notes, $600 million 5 1/4% senior notes and exercised our option to increase the senior term loan facility by $200 million. During the first quarter of 2014, we issued an additional $750 million of 5 1/4% senior notes at Wynn Macau. These issuances of long-term debt were partially offset by the principal repayment of $500 million 7 7/8% first mortgage notes through a cash tender offer in May 2013 and redemption of untendered notes in November 2013. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Other non-operating income and expenses

We incurred a loss of $3.6 million on the extinguishment of debt for the three months ended September 30, 2014, which related to the premium paid on the purchase of our first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. We incurred no loss from the extinguishment of debt for the three months ended September 30, 2013.

We incurred a gain of $2.4 million for the three months ended September 30, 2014, from the change in the fair value of our interest rate swaps compared to a loss of $3.5 million for the same period in 2013. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income was $5.8 million for the three months ended September 30, 2014, compared to $3.2 million for the three months ended September 30, 2013. During 2014 and 2013, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the three months ended September 30, 2014 and 2013, we recorded a tax expense of $4.9 million and a tax benefit of $7.3 million, respectively. Our income tax expense is primarily related to an increase in U.S. profitability. Our income tax benefit in the prior year is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended September 30, 2014 and 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.1 million and $0.7 million, respectively.

Wynn Resorts (Macau) S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $25.8 million and $26.0 million in such taxes during the three months ended September 30, 2014 and 2013, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
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
In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Resorts (Macau) S.A. In August 2014, we received the preliminary results of these examinations. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $61.6 million for the three months ended September 30, 2014, compared to $66.8 million for the three months ended September 30, 2013. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

Financial results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (in thousands):

	Nine Months Ended September 30,
	2014	2013	Percent Change
Net revenues
Macau Operations	$3,035,588	$2,920,591	3.9
Las Vegas Operations	1,260,098	1,180,448	6.7
	$4,295,686	$4,101,039	4.7

Net revenues increased 4.7% to $4,295.7 million for the nine months ended September 30, 2014, from $4,101.0 million for the same period in 2013. The net revenue growth was primarily driven by an increase of 4.6%, or $125.3 million in casino revenue from our Macau Operations, an increase of 6.2%, or $43.7 million in non-casino revenues from our Las Vegas Operations and an increase of 7.5%, or $36.0 million in casino revenue from our Las Vegas Operations.

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Nine Months Ended September 30,
	2014	2013	Percent Change
Net revenues
Casino revenues	$3,389,557	$3,228,246	5.0
Non-casino revenues	906,129	872,793	3.8
	$4,295,686	$4,101,039	4.7

Casino revenues were 78.9% of total net revenues for the nine months ended September 30, 2014 compared to 78.7% of total net revenues for the same period of 2013, while non-casino revenues were 21.1% of total net revenues compared to 21.3% in the prior year.

Casino Revenues

Casino revenues increased 5.0% to $3,389.6 million for the nine months ended September 30, 2014, from $3,228.2 million in the same period of 2013. Our Macau Operations experienced a year-over-year increase in casino revenues of 4.6% from $2,747.8 million to $2,873.1 million. The increase is due to an increase in drop and table games win percentage from our mass market gaming operations. Our VIP gaming operations experienced a reduction in turnover and decline in win as a percentage of turnover from 3.04% to 2.83%. Our Las Vegas Operations experienced a year-over-year increase in casino revenues of 7.5% from $480.5 million for the nine months ended September 30, 2013, to $516.4 million in the same period of 2014, primarily driven by an increase in table games volume with drop increasing 1.3% compared to the prior year.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (in thousands, except for win per unit per day and average number of table games and slots).

	Nine Months Ended September 30,
	2014	2013	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$2,873,121	$2,747,781	$125,340	4.6
Average number of table games	466	490	(24)	(4.9)
VIP
VIP turnover	$87,424,152	$88,617,910	$(1,193,758)	(1.3)
VIP win as a % of turnover	2.83%	3.04%	(0.21)
Mass market
Drop (1)	$2,015,975	$1,942,073	$73,902	3.8
Table games win	$938,976	$699,999	$238,977	34.1
Table games win % (1)	46.6%	36.0%	10.6
Table games win per unit per day	$17,070	$12,573	$4,497	35.8

Average number of slot machines	684	864	(180)	(20.8)
Slot machine handle	$4,292,617	$3,453,231	$839,386	24.3
Slot machine win	$208,903	$174,926	$33,977	19.4
Slot machine win per unit per day	$1,120	$742	$378	50.9

Las Vegas Operations:
Total casino revenues	$516,436	$480,465	$35,971	7.5
Average number of table games	233	234	(1)	(0.4)
Drop	$1,917,424	$1,893,227	$24,197	1.3
Table games win	$470,720	$449,414	$21,306	4.7
Table games win %	24.5%	23.7%	0.8
Table games win per unit per day	$7,396	$7,027	$369	5.3

Average number of slot machines	1,855	2,082	(227)	(10.9)
Slot machine handle	$2,238,798	$2,142,738	$96,060	4.5
Slot machine win	$139,078	$132,821	$6,257	4.7
Slot machine win per unit per day	$275	$234	$41	17.5

(1)
Customers purchase mass market casino gaming chips at either the gaming tables or the casino cage. Chips purchased at the casino cage are excluded from table games drop and will increase the expected win percentage. With the increased purchases at the casino cage in our Macau mass market casino, we believe the relevant indicator of volumes in the mass market casino should be table games win.

Non-casino revenues

Non-casino revenues increased 3.8%, or $33.3 million, to $906.1 million for the nine months ended September 30, 2014, from $872.8 million for the same period of 2013 primarily from a 10.9% increase in room revenues and a 3.3% increase in food and beverage revenues, partially offset by a 7.1% increase in promotional allowances.

Room revenues increased 10.9%, or $40.6 million, to $413.6 million for the nine months ended September 30, 2014, from $372.9 million in the same period of 2013. Our Las Vegas Operations accounted for $25.7 million of the increase, while Macau Operations accounted for $14.9 million, both experiencing an increase in ADR and occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Nine Months Ended September 30,
	2014	2013	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$100,038	$85,142	17.5
Occupancy	98.3%	95.0%	3.3
ADR	$333	$313	6.4
REVPAR	$327	$297	10.1

Las Vegas Operations:
Total room revenues (in thousands)	$313,527	$287,789	8.9
Occupancy	88.5%	85.9%	2.6
ADR	$275	$259	6.2
REVPAR	$243	$222	9.5
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 3.3%, or $15.2 million, to $476.7 million for the nine months ended September 30, 2014, from $461.5 million for the same period of 2013. Our Las Vegas Operations accounted for $9.6 million of the increase, while our Macau Operations accounted for $5.6 million, both primarily from an increase in revenues at its restaurants.

Promotional allowances increased 7.1%, or $19.2 million to $290.5 million for the nine months ended September 30, 2014, from $271.4 million for the same period of 2013. As a percentage of total casino revenues, promotional allowances were 8.6% for the nine months ended September 30, 2014 compared to 8.4% for the same period of 2013.

Operating costs and expenses

Operating costs and expenses increased 2.1%, or $65.5 million, to $3,244.9 million for the nine months ended September 30, 2014, up from $3,179.4 million for the same period of 2013.

Casino expenses increased 2.4%, or $49.9 million, to $2,112.4 million for the nine months ended September 30, 2014, from $2,062.5 million for the same period of 2013, primarily due to higher gaming taxes from the 39.0% gross win tax incurred at our Macau Operations.

Room expenses increased 11.1%, or $11.2 million, to $112.2 million for the nine months ended September 30, 2014 from $101.0 million for the same period of 2013. The increase is due to certain room expenses from our Las Vegas Operations to maintain a premium guest experience and expenses associated with the increase in occupancy over the prior year at both our Macau and Las Vegas Operations.

Food and beverage expenses increased 5.3%, or $13.4 million, to $266.9 million for the nine months ended September 30, 2014, from $253.5 million for the same period of 2013. The increase in food and beverage expenses is primarily a result of higher costs in the current period for entertainment at Wynn Las Vegas nightclubs.

General and administrative expenses increased 10.3%, or $34.3 million, to $366.6 million for the nine months ended September 30, 2014 from $332.3 million in the same period of 2013 primarily from our Macau Operations. Our Macau Operations experienced an increase compared to the prior year in labor costs, along with certain property maintenance and repair expenses and other miscellaneous items. Our Macau Operations incurred additional general and administrative labor costs associated with a new 2014 bonus program for non-management employees.

Pre-opening costs were $14.8 million for the nine months ended September 30, 2014, compared to $1.6 million for the same period of 2013 and were associated with the design and planning for Wynn Palace. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace progresses toward the expected completion in the first half of 2016.

Depreciation and amortization decreased 16.1%, or $45.0 million, to $234.0 million for the nine months ended September 30, 2014, down from $279.1 million for the same period of 2013 due to certain Las Vegas Operations assets with a five year useful life becoming fully depreciated.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest, increased 6.0%, or $13.4 million, to $236.1 million for the nine months ended September 30, 2014, up from $222.7 million for the same period of 2013, attributable to $30.2 million increase in interest expense partially offset by a $16.8 million increase in capitalized interest. During 2013, we completed issuances of $500 million 4 1/4% senior notes, $600 million 5 1/4% senior notes and exercised our option to increase the senior term loan facility by $200 million. During the first quarter of 2014, we issued an additional $750 million of 5 1/4% senior notes. These issuances of long-term debt were partially offset by the principal repayment $500 million 7 7/8% first mortgage notes through a cash tender offer in May 2013 and redemption of untendered notes in November 2013. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Other non-operating income and expenses

We incurred a loss of $7.4 million on the extinguishment of debt for the nine months ended September 30, 2014 compared to a loss of $26.6 million for the same period of 2013. During the nine months ended September 30, 2014, the loss was due to the premium paid on the purchase of first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the nine months ended September 30, 2013, the loss was primarily from the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

We incurred a loss of $1.5 million for the nine months ended September 30, 2014, from the decrease in the fair value of our interest rate swaps compared to a gain of $13.1 million from the increase in fair value for the same period in 2013. For further information on our interest rate swaps, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income was $16.1 million for the nine months ended September 30, 2014, compared to $11.6 million for the same period in 2013. During 2014 and 2013, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the nine months ended September 30, 2014 and 2013, we recorded a tax expense of $8.3 million and a tax benefit of $11.3 million, respectively. Our income tax expense is primarily related to an increase in U.S. profitability. Our income tax benefit in the prior year is primarily related to a decrease in deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau, S.A. and foreign tax provisions related to international marketing offices.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. foreign tax credits should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2014 and 2013, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $6.6 million and $10.8 million, respectively.
Wynn Resorts (Macau) S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $80.4 million and $76.7 million in such taxes during the nine months ended September 30, 2014 and 2013, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In February 2014, we received notification that the IRS completed its examination of our 2012 U.S. income tax return and had no changes.
In March 2013, the Financial Services Bureau commenced an examination of the 2009, 2010, and 2011 Macau income tax returns of Wynn Resorts (Macau) S.A. In August 2014, we received the preliminary results of these examinations. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interests

In October 2009, Wynn Macau, Limited, our indirect wholly owned subsidiary and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Wynn Macau, Limited sold 1,437,500,000 shares (27.7%) of its common stock through an initial public offering. We recorded net income attributable to noncontrolling interests of $192.2 million for the nine months ended September 30, 2014, compared to $198.9 million for the nine months ended September 30, 2013. This represents the noncontrolling interests’ share of net income from Wynn Macau, Limited during each quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Macau Operations	$325,529	$329,106	$1,016,858	$949,905
Las Vegas Operations	133,250	106,515	403,962	362,529
	$458,779	$435,621	$1,420,820	$1,312,434

Adjusted Property EBITDA at our Macau Operations decreased year-over-year by 1.1% for the three months ended September 30, 2014 due to a decline in VIP turnover partially offset by table games win from our mass market gaming operations. Adjusted Property EBITDA at our Macau Operations increased year-over-year by 7.0% for the nine months ended September 30, 2014 due to stronger performance from our mass market gaming operations.

Adjusted Property EBITDA at our Las Vegas Operations increased year-over-year by 25.1% and 11.4% for the three and nine months ended September 30, 2014, respectively, driven by our net revenue performance.

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

Net cash provided by operations for the nine months ended September 30, 2014, was $974.1 million compared to $1,281.3 million provided by operations for the nine months ended September 30, 2013. The decline in cash provided by operations was primarily due to a decrease in our accounts payable and accrued expenses and customer deposits, partially offset by increased operating income.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $565.5 million compared to net cash used in investing activities of $490.6 million for the same period in 2013. During the nine months ended September 30, 2014 we had $707.1 million in capital expenditures, net of construction payables and retention, primarily for Wynn Palace construction. Net cash used in investing activities for the nine months ended September 30, 2014 was partially offset by proceeds of $199.9 million provided from restricted cash that we applied to repayment of certain Wynn Palace related construction and development costs. Capital expenditures for the nine months ended September 30, 2013 were $324.8 million and related to site preparation costs for Wynn Palace land and various renovations at our resorts including Wynn Macau guest room renovations.

Financing Activities

Net cash flows provided by financing activities was $48.9 million for the nine months ended September 30, 2014 primarily attributable to proceeds of $825.5 million from the issuance of senior notes, partially offset by the payment of dividends of $690.4 million and open market repurchases of $68.4 million in principal of first mortgage notes. Net cash flows used in financing activities of $476.8 million for the nine months ended September 30, 2013 was primarily for the payment of dividends of $631.7 million, principal payments of $275.8 million on long-term debt and the restriction of $243.0 million for purposes of redeeming first mortgage notes. These uses of funds were offset by proceeds of $697.8 million from the issuance of senior notes.

Capital Resources

As of September 30, 2014, we had approximately $2,890.9 million of cash and cash equivalents and $250.7 million of available-for-sale investments in domestic debt securities. Cash and cash equivalents include cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn Macau, Limited and its subsidiaries held $1,680.2 million in cash, of which we own 72.18%. If our portion of this cash was repatriated to the U.S. on September 30, 2014, approximately 87% of this amount would be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited, which is not a guarantor of the debt of its subsidiaries, held $862.9 million (including cash of its subsidiaries other than those of Wynn Las Vegas and Wynn Macau) and $250.7 million of cash and available-for-sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $347.7 million.

Our credit facilities consist of a $950 million equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan") and a $1.55 billion equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan, the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities, which consist of both Hong Kong and United States dollar tranches, will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace, and for general corporate purposes. As of September 30, 2014, the Company had $1.48 billion of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

We continually seek out new opportunities for additional gaming or related businesses in the United States and worldwide. On September 17, 2014, the MGC designated Wynn MA, LLC, an indirect wholly owned subsidiary of the Company, the award winner of the Greater Boston (Region A) gaming license. On November 4, 2014, a vote upheld the expanded gaming law in Massachusetts. On November 7, 2014, the gaming license awarded to us became effective. We will develop and construct a fully integrated resort in Everett, Massachusetts.

We believe that cash flow from operations, availability under our bank credit facilities and our existing cash balances will be adequate to satisfy our anticipated uses of capital over the next twelve months. If any additional financing became necessary, we cannot provide assurance that future borrowings will be available.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2014, we had unsecured outstanding letters of credit totaling $16.7 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2014 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed above under “Financing Activities.”

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies for the nine months ended September 30, 2014.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including risks and uncertainties in Item 1A - "Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn and existing management;

•	regulatory or enforcement actions and probity investigations;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada’s shares;

•	any violations by us of the Foreign Corrupt Practices Act or applicable anti-money laundering laws;

•	pending or future legal proceedings;

•	decreases in levels of travel, leisure and consumer spending;

•	fluctuations in occupancy rates and average daily room rates;

•	competition in the casino/hotel and resort industries and actions taken by our competitors;

•
uncertainties over the development and success of new gaming and resort properties (including our ability to secure federal, state and local permits and approvals necessary for our construction projects);

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

As of September 30, 2014 and December 31, 2013, we recorded an asset of $8.9 million and $10.3 million, respectively, for our interest rate swaps in deposits and other assets.

Interest Rate Sensitivity

As of September 30, 2014, approximately 96% of our long-term debt was based on fixed rates. Based on our borrowings as of September 30, 2014, an assumed 1% change in the variable rates would cause our annual interest cost to change by $3.0 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong

Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. The amount of our cash balances that are denominated in foreign currencies, primarily the Hong Kong dollar, can change significantly, representing approximately 12% of our September 30, 2014 cash balances. Based on our balances at September 30, 2014, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $6.3 million.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings see Notes to Condensed Consolidated Financial Statements, Note 14 “Commitments and Contingencies” in this Quarterly Report on Form 10-Q

In July 2014, Wynn Resorts (Macau) S.A., an indirect subsidiary of Wynn Macau Limited, was contacted by the Macau Commission Against Corruption of Macau (“CCAC”) requesting certain information related to its land in the Cotai area of Macau. Wynn Resorts (Macau) S.A. is cooperating with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to those risk factors during the nine months ended September 30, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

On January 30, 2014, we announced a cash dividend of $1.25 per share under our Board approved quarterly cash dividend program. The cash dividend was paid on February 27, 2014 to stockholders of record as of February 13, 2014. On May 1, 2014 the Company announced a cash dividend of $1.25 per share, paid on May 29, 2014 to stockholders of record as of May 15, 2014. On July 29, 2014 the Company announced a cash dividend of $1.25, per share, payable on August 26, 2014 to stockholders of record on August 12, 2014. On October 28, 2014, the Company announced a cash dividend of $2.50 per share, payable on November 25, 2014 to stockholders of record on November 12, 2014. The cash dividend announced on October 28, 2014 includes our new quarterly dividend of $1.50 per share and an additional cash dividend of $1.00 per share.

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our subsidiaries’ debt instruments significantly restrict certain key subsidiaries holding a majority of our assets, including Wynn Las Vegas, LLC and Wynn Resorts (Macau) S.A. from making dividends or distributions to Wynn Resorts. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. Restricted payments cannot be made unless certain financial and non-financial criteria have been satisfied. While the Wynn Macau Credit Facilities contain similar restrictions, Wynn Macau currently satisfies all requirements, including its leverage ratio, which be met in order to pay dividends and is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities. On March 28, 2014, the Wynn Macau, Limited Board of Directors recommended the payment of a HK$0.98 per share dividend that was approved by the shareholders of Wynn Macau, Limited at their annual meeting on May 15, 2014 and subsequently paid on June 6, 2014. On August 21, 2014, the Wynn Macau, Limited Board of Directors approved a dividend of HK$0.70 per share that was paid on September 23, 2014.

Issuer Purchases of Equity Securities

In September 2014, we repurchased 547 shares in satisfaction of tax withholding obligations on vested restricted stock, at an average price of $184.71 per share, for a total expenditure of $0.1 million.

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Seventh Amended and Restated Bylaws of the Registrant, as amended. (2)
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statement of Stockholders’ Equity at September 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

Wynn Resorts, Limited agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Filed herewith.

(1)	Previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 7, 2002 (File No. 333-90600) and incorporated herein by reference.

(2)	Previously filed with Form 10-Q on August 8, 2014 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: November 7, 2014	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)