Form 10-Q
period 2015-03-31
WYNN RESORTS LTD
filed 2015-05-08
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common stock, $0.01 par value	101,536,779

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,641,908	$2,182,164
Restricted cash	163,046	—
Investment securities	163,968	240,140
Receivables, net	290,757	237,957
Inventories	69,911	72,223
Prepaid expenses and other	53,262	49,847
Total current assets	2,382,852	2,782,331
Property and equipment, net	6,245,530	5,855,842
Restricted cash	1,802	977
Investment securities	87,356	10,173
Intangible assets, net	112,772	112,367
Deferred financing costs, net	90,512	84,413
Deposits and other assets	226,416	212,515
Investment in unconsolidated affiliates	4,440	4,243
Total assets	$9,151,680	$9,062,861
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$186,964	$303,284
Current portion of long-term debt	150,937	—
Current portion of land concession obligation	30,825	30,814
Customer deposits	504,703	548,818
Gaming taxes payable	138,580	137,269
Accrued compensation and benefits	88,841	113,228
Accrued interest	63,745	107,318
Other accrued liabilities	78,110	67,587
Deferred income taxes, net	4,847	4,847
Total current liabilities	1,247,552	1,313,165
Long-term debt	7,834,420	7,345,262
Land concession obligation	15,993	15,987
Other long-term liabilities	173,369	152,131
Deferred income taxes, net	27,498	25,225
Total liabilities	9,298,832	8,851,770
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,559,019 and 114,426,960 shares issued; 101,524,590 and 101,439,297 shares outstanding, respectively	1,146	1,144
Treasury stock, at cost; 13,034,429 and 12,987,663 shares, respectively	(1,152,393)	(1,145,481)
Additional paid-in capital	957,636	948,566
Accumulated other comprehensive income	1,953	2,505
(Accumulated deficit) retained earnings	(32,388)	164,487
Total Wynn Resorts, Limited stockholders’ deficit	(224,046)	(28,779)
Noncontrolling interest	76,894	239,870
Total equity (deficit)	(147,152)	211,091
Total liabilities and stockholders’ equity (deficit)	$9,151,680	$9,062,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Casino	$826,099	$1,226,133
Rooms	132,055	136,476
Food and beverage	136,013	141,837
Entertainment, retail and other	90,376	106,860
Gross revenues	1,184,543	1,611,306
Less: promotional allowances	(92,305)	(97,693)
Net revenues	1,092,238	1,513,613
Operating costs and expenses:
Casino	524,053	783,734
Rooms	36,686	35,345
Food and beverage	76,406	74,953
Entertainment, retail and other	40,294	44,535
General and administrative	122,200	111,277
Provision (benefit) for doubtful accounts	6,079	(2,728)
Pre-opening costs	16,091	3,073
Depreciation and amortization	82,866	76,659
Property charges and other	2,504	9,934
Total operating costs and expenses	907,179	1,136,782
Operating income	185,059	376,831
Other income (expense):
Interest income	1,692	4,753
Interest expense, net of amounts capitalized	(77,983)	(75,256)
(Decrease) increase in swap fair value	(4,609)	842
Loss on extinguishment of debt	(116,194)	(1,529)
Equity in income from unconsolidated affiliates	197	308
Other	1,133	(297)
Other income (expense), net	(195,764)	(71,179)
Income (loss) before income taxes	(10,705)	305,652
Provision for income taxes	(3,197)	(2,609)
Net income (loss)	(13,902)	303,043
Less: net income attributable to noncontrolling interest	(30,699)	(76,147)
Net income (loss) attributable to Wynn Resorts, Limited	$(44,601)	$226,896
Basic and diluted income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(0.44)	$2.25
Diluted	$(0.44)	$2.22
Weighted average common shares outstanding:
Basic	101,135	100,822
Diluted	101,135	102,009
Dividends declared per common share	$1.50	$1.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(13,902)	$303,043
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(849)	(606)
Unrealized gain on investment securities, net of tax	61	61
Total comprehensive income (loss)	(14,690)	302,498
Less: comprehensive income attributable to noncontrolling interest	(30,463)	(75,987)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(45,153)	$226,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	(Accumulated deficit) retained earnings	Total Wynn Resorts, Ltd. stockholders’ equity (deficit)	Noncontrolling interest	Total stockholders’ equity (deficit)
Balances, January 1, 2015	101,439,297	$1,144	$(1,145,481)	$948,566	$2,505	$164,487	$(28,779)	$239,870	$211,091
Net loss	—	—	—	—	—	(44,601)	(44,601)	30,699	(13,902)
Currency translation adjustment	—	—	—	—	(613)	—	(613)	(236)	(849)
Net unrealized gain on investment securities	—	—	—	—	61	—	61	—	61
Exercise of stock options	11,000	—	—	584	—	—	584	—	584
Shares repurchased by the Company and held as treasury shares	(46,766)	—	(6,912)	—	—	—	(6,912)	—	(6,912)
Issuance of restricted stock	121,059	2	—	1	—	—	3	—	3
Shares of subsidiary repurchased for share award plan	—	—	—	—	—	—	—	(689)	(689)
Cash dividends declared	—	—	—	—	—	(152,274)	(152,274)	(195,375)	(347,649)
Excess tax benefits from stock-based compensation	—	—	—	348	—	—	348	—	348
Stock-based compensation	—	—	—	8,137	—	—	8,137	2,625	10,762
Balances, March 31, 2015	101,524,590	$1,146	$(1,152,393)	$957,636	$1,953	$(32,388)	$(224,046)	$76,894	$(147,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(13,902)	$303,043
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,866	76,659
Deferred income taxes	2,621	1,583
Stock-based compensation expense	10,696	3,921
Excess tax benefits from stock-based compensation	(335)	(2,424)
Amortization and write-offs of deferred financing costs and other	6,515	6,448
Loss on extinguishment of debt	116,194	1,529
Provision (benefit) for doubtful accounts	6,079	(2,728)
Property charges and other	2,200	9,953
Equity in income of unconsolidated affiliates, net of distributions	(197)	88
Decrease (increase) in swap fair value	4,609	(842)
Increase (decrease) in cash from changes in:
Receivables, net	(58,832)	13,941
Inventories and prepaid expenses and other	(1,154)	1,465
Customer deposits	(44,265)	(193,248)
Accounts payable and accrued expenses	(128,108)	(10,166)
Net cash (used in) provided by operating activities	(15,013)	209,222
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(495,743)	(178,050)
Purchase of investment securities	(89,898)	(46,635)
Proceeds from sale or maturity of investment securities	88,154	44,995
Restricted cash	—	199,805
Deposits and purchase of other assets	(25,123)	(5,172)
Proceeds from sale of assets	1,013	2,995
Net cash (used in) provided by investing activities	(521,597)	17,938
Cash flows from financing activities:
Proceeds from exercise of stock options	584	1,717
Excess tax benefits from stock-based compensation	335	2,424
Dividends paid	(346,812)	(126,406)
Proceeds from issuance of long-term debt	2,061,059	756,229
Principal payments on long-term debt	—	(350)
Repurchase of first mortgage notes	(1,422,374)	(12,000)
Restricted cash	(163,871)	—
Repurchase of common stock	(6,912)	(1,426)
Shares of subsidiary repurchased for share award plan	(689)	—
Payments for financing costs	(124,754)	(7,391)
Net cash (used in) provided by financing activities	(3,434)	612,797
Effect of exchange rate on cash	(212)	(1,377)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(540,256)	838,580
Balance, beginning of period	2,182,164	2,435,041
Balance, end of period	$1,641,908	$3,273,621

Supplemental cash flow disclosures:
Cash transactions:
Cash paid for interest, net of amounts capitalized	$117,305	$116,698
Non-cash transactions:
Stock-based compensation capitalized into construction	$66	$5,535
Change in property and equipment included in accounts and construction payables	$(23,318)	$4,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, “Wynn Resorts” or the “Company”) is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China (“Macau”), the Company owns 72% of Wynn Macau, Limited and operates the integrated Wynn Macau and Encore at Wynn Macau resort. In Las Vegas, Nevada, the Company owns 100% of and operates the integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort.

The Company's integrated Macau resort of Wynn Macau and Encore at Wynn Macau features two luxury hotel towers with a total of 1,008 spacious guest rooms and suites, approximately 284,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 31,000 square feet of lounge and meeting space, approximately 57,000 square feet of retail space, recreation and leisure facilities, including two health clubs, spas and one pool. The Company refers to this resort as its Macau Operations.

The Company's integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas, approximately 186,000 square feet of casino space, 34 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, a Ferrari and Maserati dealership, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs and a beach club. The Company refers to this resort as its Las Vegas Operations.

The Company is currently constructing Wynn Palace, an integrated resort in the Cotai area of Macau, containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings, and food and beverage outlets. The Company expects to open Wynn Palace in the first half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, outside of Boston. On January 2, 2015, the Company purchased 33 acres of land along the Mystic River, which will be the main site to build the Wynn resort in Massachusetts. The resort will contain a hotel, restaurants, casino, spa, premium retail offerings, meeting and convention space and a waterfront boardwalk.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2015, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $456.6 million and $1,156.3 million at March 31, 2015 and December 31, 2014, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,185.3 million and $1,025.9 million as of March 31, 2015 and December 31, 2014, respectively.
Restricted Cash

At March 31, 2015, the Company’s current restricted cash of $163.0 million consisted of funds held for the purpose of redeeming the portion of the 2020 Notes (as defined and more fully discussed in Note 8 “Long-Term Debt”) that were not tendered in February 2015 in the cash tender offer. At March 31, 2015 and December 31, 2014, the Company’s non-current restricted cash consisted of cash held in trust in accordance with the Company's majority owned subsidiary's share award plan.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate and U.S. government agency bonds and commercial paper reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. The Company’s investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity/available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. As of March 31, 2015 and December 31, 2014, approximately 84% and 85%, respectively, of the Company’s markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

The Company advances commissions to its games promoters in Macau. These were previously supported primarily by held checks and recognized as cash and cash equivalents ($153.4 million as of December 31, 2014). Market conditions in Macau and other regional economic factors have impacted the liquidity of certain games promoters. As a result, the Company's advanced commissions to games promoters now are supported primarily with signed promissory notes. The advanced commissions are on terms requiring settlement within five business days of the month following the advance. The Company recognized advanced commissions of $139.3 million as casino receivables in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015 and assesses these advanced commissions in connection with the Company's evaluation of its bad debt reserve for casino receivables. Additionally, the amount presented in the accompanying Condensed Consolidated Balance Sheet has been offset by related commissions payable to games promoters of $51.7 million as of March 31, 2015.

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

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows, as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. (“Aruze”), Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the “Okada Parties”) (see Note 14 “Commitments and Contingencies”); the outcome of on-going investigations of Aruze by the United States Attorney’s Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Cash discounts, other cash incentives related to casino play and commissions rebated through games promoters to customers are recorded as a reduction to casino revenue. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Rooms	$13,393	$12,754
Food and beverage	29,494	31,042
Entertainment, retail and other	4,419	3,796
	$47,306	$47,592

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $330.0 million and $550.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$456,645	$25	$456,620	—
Interest rate swaps	$1,309	—	$1,309	—
Restricted cash	$164,848	$164,848	—	—
Available-for-sale securities	$251,324	—	$251,324	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

		Fair Value Measurements Using:
	December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,156,285	$828	$1,155,457	—
Interest rate swaps	$5,915	—	$5,915	—
Restricted cash	$977	$977	—	—
Available-for-sale securities	$250,313	—	$250,313	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

As of March 31, 2015 the Company had no cash equivalents categorized as Level 2 deposits held in foreign currencies. As of December 31, 2014, approximately 19% of the Company’s cash equivalents categorized as Level 2 were deposits held in foreign currencies.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016.  The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

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

Note 3 -    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(44,601)	$226,896

Denominator:
Weighted average common shares outstanding	101,135	100,822
Potential dilutive effect of stock options and restricted stock	—	1,187
Weighted average common and common equivalent shares outstanding	101,135	102,009

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(0.44)	$2.25
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(0.44)	$2.22

For the three months ended March 31, 2015, the Company recorded a net loss attributable to Wynn Resorts, Limited. Accordingly, the potential dilutive effect of stock options and restricted stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for this period. Stock options and restricted stock that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 1.8 million. There were no anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings for the three months ended March 31, 2014.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized gain on investment securities	Accumulated other comprehensive income
December 31, 2014	$2,670	$(165)	$2,505
Current period other comprehensive (loss) gain	(613)	61	(552)
March 31, 2015	$2,057	$(104)	$1,953

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2015				December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$216,469	$35	$(134)	$216,370	$204,045	$28	$(174)	$203,899
Commercial paper	33,959	2	(8)	33,953	46,434	1	(21)	46,414
U.S. government agency bonds	1,000	1	—	1,001	—	—	—	—
	$251,428	$38	$(142)	$251,324	$250,479	$29	$(195)	$250,313

For investments with unrealized losses as of March 31, 2015 and December 31, 2014, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair value of these investment securities at March 31, 2015, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$163,968
Due after one year through two years	87,356
$251,324

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Casino	$309,686	$257,930
Hotel	16,565	15,474
Retail leases and other	44,066	39,231
	370,317	312,635
Less: allowance for doubtful accounts	(79,560)	(74,678)
	$290,757	$237,957

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$780,678	$734,625
Buildings and improvements	3,947,468	3,883,626
Airplanes	162,063	126,491
Furniture, fixtures and equipment	1,759,445	1,749,288
Leasehold interests in land	316,539	316,431
Construction in progress	1,969,946	1,666,326
	8,936,139	8,476,787
Less: accumulated depreciation	(2,690,609)	(2,620,945)
	$6,245,530	$5,855,842

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facilities, due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $3,563 at March 31, 2015 and $3,830 at December 31, 2014	$949,338	$948,823
Senior Revolving Credit Facility, due July 31, 2017, interest at LIBOR or HIBOR plus 1.75%—2.50%	393,657	132,524
5 1/4% Senior Notes, due October 15, 2021, including original issue premium of $4,982 at March 31, 2015 and $5,141 at December 31, 2014	1,354,982	1,355,141
U.S. and Corporate Related:
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $299 at March 31, 2015 and $1,279 at December 31, 2014	70,838	345,731
7 3/4% First Mortgage Notes, due August 15, 2020	80,099	1,226,600
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
	7,985,357	7,345,262
Current portion of long-term debt	(150,937)	—
	$7,834,420	$7,345,262

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $950 million equivalent fully funded senior secured term loan facility (the “Wynn Macau Senior Term Loan”) and a $1.55 billion equivalent senior secured revolving credit facility (the “Wynn Macau Senior Revolving Credit Facility” and together with the Wynn Macau Senior Term Loan, the “Wynn Macau Credit Facilities”). As of March 31, 2015, the Company had $1.16 billion of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

U.S. and Corporate Related Debt

First Mortgage Notes due 2020

On February 10, 2015, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together, the “Issuers”) commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 3/4% first mortgage notes due August 15, 2020 (the “7 3/4% 2020 Notes”) and the 7 7/8% first mortgage notes due May 1, 2020 (the “7 7/8% 2020 Notes” and together with the 7 3/4% 2020 Notes, the “2020 Notes”). Wynn Las Vegas, LLC accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount of the 7 7/8% 2020 Notes and approximately $1,146.5 million of the $1,226.6 million aggregate principal amount of the 7 3/4% 2020 Notes. The note holders who validly tendered their 2020 Notes received the total consideration of $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes and $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes. The premium portion of the aggregate total consideration was approximately $101.2 million and recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Comprehensive Loss. The Company satisfied and discharged the indentures under which the 2020 Notes were issued and redeemed the untendered 7 7/8% 2020 Notes on May 1, 2015 and will redeem the untendered 7 3/4% 2020 Notes on August 1, 2015.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As part of the cash tender offer of the 7 7/8% 2020 Notes, Wynn Resorts tendered the $30.0 million principal amount it held of its wholly owned subsidiary Wynn Las Vegas, LLC.

Also in connection with this transaction, the Company expensed $17.2 million of unamortized debt issue costs and original issue discount related to the 2020 Notes and incurred other fees of approximately $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations.

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% senior notes due March 1, 2025 (the “2025 Notes”) pursuant to an indenture, dated as of February 18, 2015 (the “2025 Indenture”), among the Issuers, all the Issuers' subsidiaries (other than Wynn Las Vegas Capital Corp., which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes tendered in the cash tender offer. The Company will use the remaining net proceeds to redeem the 2020 Notes not tendered and for general corporate purposes. In connection with the issuance of the 2025 Notes, the Company capitalized approximately $25.1 million of financing costs.
The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a “make-whole” amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including. the repurchase date. The 2025 Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.
The 2025 Notes are the Issuers’ senior unsecured obligations and rank pari passu in right of payment with the Issuers’ outstanding 7 7/8% 2020 Notes, 7 3/4% 2020 Notes, the 5 3/8% First Mortgage Notes due March 15, 2022 and the 4 1/4% Senior Notes due May 30, 2023 (together, the “Existing Notes”). The 2025 Notes are unsecured (except by the first priority pledge by Wynn Resorts Holdings, LLC of its equity interests in Wynn Las Vegas, LLC), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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
The 2025 Indenture contains covenants limiting the Issuers’ and all of the Issuers' subsidiaries' (as guarantors), other than Wynn Las Vegas Capital Corp., ability to create liens on assets to secure debt, enter into sale-leaseback transactions and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2025 Notes; default in payment when due of the principal of, or premium, if any, on the 2025 Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or Issuers' subsidiaries (as guarantors), other than Wynn Las Vegas Capital Corp., all 2025 Notes then outstanding will become due and payable immediately without further action or notice.

Wynn America Credit Facilities

The Company's credit facilities include a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility (together, the “Wynn America Credit Facilities”). As of March 31, 2015, there were no

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

amounts drawn under the Wynn America Credit Facilities, however, there were outstanding letters of credit totaling $8.9 million reducing the available borrowing capacity to $1.24 billion.

Debt Covenant Compliance

As of March 31, 2015, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of March 31, 2015 and December 31, 2014, was approximately $6.0 billion and $5.4 billion, respectively, compared to its carrying value of $6.0 billion and $5.4 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 “Summary of Significant Accounting Policies” for discussion on the estimated fair value of the Redemption Note.

Note 9 - Interest Rate Swaps
The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase (decrease) in swap fair value in the accompanying Condensed Consolidated Statements of Operations, as the interest rate swaps do not qualify for hedge accounting.

The Company utilized Level 2 inputs as described in Note 2 “Summary of Significant Accounting Policies” to determine fair value. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.  As of March 31, 2015 and December 31, 2014, the interest rate swaps were recorded as an asset of $1.3 million and $5.9 million, respectively, and included in deposits and other assets.

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

Note 10 - Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer (“Mr. Wynn”), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. In addition, effective January 1, 2015, Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a new time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

other officers and directors had a net deposit balance with the Company of approximately $0.5 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively.

Villa Lease

Mr. Wynn currently leases a villa at Wynn Las Vegas for use as his personal residence. The lease, including each amendment and restatement, was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Beginning in November 2013, pursuant to the 2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013 and amended as of February 25, 2015 (the “SW Lease”), Mr. Wynn pays the Company annual rent for the villa at its fair market value of the accommodations. Pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa. The fair value is based on independent third-party expert opinions of value, which was $525,000 per year through February 28, 2015 and $559,295 per year from March 1, 2015 through February 28, 2017. The rental value for the villa will be re-determined every 2 years during the term of the SW Lease, by the Audit Committee. Certain services for, and maintenance of, the villa are included in the annual rent.

Aircraft Purchase Option Agreement

On January 3, 2013, the Company and Mr. Wynn entered into an agreement pursuant to which Mr. Wynn agreed to terminate a previously granted option to purchase approximately two acres of land located on the Wynn Las Vegas golf course and, in return, the Company granted Mr. Wynn the right to purchase any or all of the aircraft owned by the Company or its direct wholly owned subsidiaries. The aircraft purchase option is exercisable upon 30 days written notice and at a price equal to the book value of such aircraft, and will terminate on the date of termination of the employment agreement between the Company and Mr. Wynn, which expires in October 2022.

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

Note 11 - Property Charges and Other

Property charges and other for the three months ended March 31, 2015 and 2014 were $2.5 million and $9.9 million, respectively. During the three months ended March 31, 2015, property charges and other primarily consisted of miscellaneous renovations and abandonments at the Company's resorts. During the three months ended March 31, 2014, the Company incurred property charges primarily associated with the renovation of approximately 27,000 square feet of our casino space at Wynn Macau into new VIP gaming rooms. These new VIP gaming rooms opened in February 2015.

Note 12 - Noncontrolling Interest

On March 31, 2015, Wynn Macau, Limited paid a dividend of HK$1.05 per share for a total of $702.6 million. The Company’s share of this dividend was $507.1 million with a reduction of $195.5 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Casino	$2,406	$1,256
Rooms	120	—
Food and beverage	374	26
Entertainment, retail and other	30	—
General and administrative	7,730	2,639
Pre-opening costs	36	—
Total stock-based compensation expense	10,696	3,921
Total stock-based compensation capitalized	66	5,535
Total stock-based compensation costs	$10,762	$9,456

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

In September 2011, Wynn Resorts (Macau) S.A. (“Wynn Macau SA”) and Palo Real Estate Company Limited (“Palo”), formally accepted the terms and conditions of a land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of both March 31, 2015 and December 31, 2014, the Company has recorded this obligation with $30.8 million included as a current liability and $16.0 million included as a long-term liability. The Company also is required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau SA and Palo, each an indirect subsidiary of Wynn Macau, Limited, finalized and executed a guaranteed maximum price construction (“GMP”) contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK $20.0 billion (approximately $2.6 billion). The general contractor has notified the Company that it will not achieve the early completion milestone on January 25, 2016.  However, the general contractor stated it is on schedule to complete the project on or before the substantial completion date. The Company continues to expect to open the property in the first half of 2016. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

As of March 31, 2015, the Company has incurred approximately $2.2 billion of the approximately $4.1 billion in total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees.

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

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the “Counterclaim”) that purports to assert claims against the Company, each of the members of the Company’s Board of Directors (other than Mr. Okada) and Wynn Resorts’ General Counsel (the “Wynn Parties”). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the “Articles”) pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze’s shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties’ suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note’s principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze’s shares was void, an injunction restoring Aruze’s share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine Wynn (the “Stockholders Agreement”).

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn’s duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the “2023 Indenture”) provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a “change of control” under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn’s shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn’s cross claim.

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

On April 8, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the “same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of” the Company’s complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties’ allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the “Stay”). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government’s investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney’s Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for a discovery schedule with closing on August 1, 2016.

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

The lawsuit is currently in the discovery phase of litigation. The Company will continue to vigorously pursue its claims against the Okada Parties, and the Company and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. The Company’s claims and the Okada Parties’ counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on the Company's financial condition.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company’s officers and directors complied with federal and state laws and the Company’s Code of Conduct; (b) voting to allow the Company’s subsidiary to make the donation to the University of Macau; and (c) redeeming Aruze’s stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs’ ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014. The Company filed a response on December 18, 2014 and the Federal Plaintiffs filed a reply brief on January 30, 2015.

The two state court actions brought by the following plaintiffs also have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the “State Plaintiffs”). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company’s Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to the Company’s stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys’ fees and costs. On October 13, 2012, the court entered the parties’ stipulation providing for a stay of the state derivative action for 90 days, subject to the parties’ obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, the Company and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

The individual defendants are vigorously defending against the claims pleaded against them in the state derivative action. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Massachusetts Gaming License Related Actions

On September 17, 2014, the Massachusetts Gaming Commission (“MGC”) designated Wynn MA, LLC (“Wynn MA”), an indirect wholly owned subsidiary of the Company, the award winner of the Greater Boston (Region A) gaming license. On November 7, 2014, the gaming license became effective.

On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court. On December 4, 2014, the City of Somerville, a surrounding community to the proposed site upon which Wynn MA will develop and construct an integrated resort, filed a similar complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court. The complaints challenge the MGC's decision and allege that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaints (1) seek to appeal the administrative decision, (2) assert that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenge the constitutionality of that section of the gaming law which bars judicial review of the Commission's decision to deny an applicant a gaming license, and (4) allege violations of the open meeting law requirements.

On January 5, 2015, the City of Boston, filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court for certiorari and declaratory relief in connection with the MGC's award of the license to Wynn MA. The complaint seeks to contest the MGC's decision that Boston is a surrounding community, rather than a host community to the Wynn resort in Massachusetts.

Wynn MA is not named in the complaints. The MGC is in the process of retaining private legal representation at its own non-taxpayer-funded expense.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15 - Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded a tax expense of $3.2 million and $2.6 million, respectively. The Company’s income tax expense for the three months ended March 31, 2015 and 2014 is primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits (“FTCs”) that are not expected to provide a U.S. tax benefit in future years.

Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as the Company anticipates that U.S. FTCs should be sufficient to eliminate any U.S. tax provision relating to such repatriation. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended March 31, 2015 and 2014, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.3 million and $2.4 million, respectively.

The Company assesses the recoverability of its deferred tax asset for FTCs and the appropriateness for a valuation allowance on a quarterly basis. The Company considers factors such as its three year cumulative pre-tax book income, the reversal of taxable timing differences, and expectations regarding the occurrence of U.S. source income versus foreign source income within the FTCs carryforward period. Historically, the Company has recorded a partial valuation allowance on FTCs. If, based on future results and reviews of these factors, the Company was to conclude that the deferred tax asset is not recoverable and an additional valuation allowance is necessary, there could be a significant impact on its effective tax rate.
Wynn Macau SA has received a 5-year exemption from Macau’s Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, the Company was exempted from the payment of $13.8 million and $31.6 million in such taxes during each of the three months ended March 31, 2015 and 2014, respectively. The Company’s non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In December 2014, the Company received notification that for the 2015 tax year it had been accepted for the Compliance Maintenance phase of the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP.

Note 16 - Segment Information

The Company reviews the results of operations for each of its operating segments. Wynn Macau and Encore at Wynn Macau are managed as a single integrated resort and aggregated as one reportable segment (“Macau Operations”). Wynn Las Vegas and Encore at Wynn Las Vegas are managed as a single integrated resort and have been aggregated as one reportable segment (“Las Vegas Operations”). The Company identifies each resort as a reportable segment considering operations within each resort have similar economic characteristics, type of customers, types of services and products, the regulatory environment of the operations and the Company's organizational and management reporting structure. The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company's projects under development are Wynn Palace and the Wynn resort in Massachusetts. In the following tables, the assets of the Wynn resort in Massachusetts are included in Corporate and Other. Other Macau primarily represents cash and investment securities held at the Company's Macau holding company. The following tables present the Company's segment information (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues
Macau Operations	$705,357	$1,132,698
Las Vegas Operations	386,881	380,915
Total	$1,092,238	$1,513,613
Adjusted Property EBITDA (1)
Macau Operations	$212,342	$384,328
Las Vegas Operations	110,677	110,288
Total	323,019	494,616
Other operating costs and expenses
Pre-opening costs	16,091	3,073
Depreciation and amortization	82,866	76,659
Property charges and other	2,504	9,934
Corporate expenses and other	25,642	23,890
Stock-based compensation	10,660	3,921
Equity in income from unconsolidated affiliates	197	308
Total other operating costs and expenses	137,960	117,785
Operating income	185,059	376,831
Non-operating income and expenses
Interest income	1,692	4,753
Interest expense, net of amounts capitalized	(77,983)	(75,256)
(Decrease) increase in swap fair value	(4,609)	842
Loss on extinguishment of debt	(116,194)	(1,529)
Equity in income from unconsolidated affiliates	197	308
Other	1,133	(297)
Total other non-operating costs and expenses	(195,764)	(71,179)
Income (loss) before income taxes	(10,705)	305,652
Provision for income taxes	(3,197)	(2,609)
Net income (loss)	$(13,902)	$303,043

(1)
“Adjusted Property EBITDA” is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts’ calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	March 31, 2015	December 31, 2014
Assets
Macau Operations
Wynn Macau	$1,414,179	$1,520,098
Wynn Palace	2,219,439	1,854,521
Other Macau	267,891	974,170
Total Macau	3,901,509	4,348,789
Las Vegas Operations	3,457,992	3,472,931
Corporate and other	1,792,179	1,241,141
	$9,151,680	$9,062,861

Note 17 - Subsequent Events

On April 28, 2015, the Company announced a cash dividend of $0.50 per share, payable on May 21, 2015 to stockholders of record as of May 11, 2015.

On May 1, 2015, the Company redeemed the untendered 7 7/8% 2020 Notes principal amount of $71.1 million. The redemption price was equal to 103.938% of the aggregate principal amount of the 7 7/8% 2020 Notes plus accrued and unpaid interest on May 1, 2015. The Company expensed $2.8 million associated with the premium of the redemption price and $1.1 million of unamortized financing costs and original issue discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People’s Republic of China (“Macau”), we own 72% of Wynn Macau, Limited and operate Wynn Macau and Encore at Wynn Macau. We refer to the integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are developing Wynn Palace, an integrated casino resort in the Cotai area of Macau. In addition, we are developing an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau | Encore is located.

Wynn Macau | Encore features the following as of April 15, 2015:

•	Approximately 284,000 square feet of casino space offering 24-hour gaming and a full range of games with 497 table games and 706 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious guest rooms and suites;

•	Casual and fine dining in eight restaurants;

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

•	Approximately 31,000 square feet of space for lounges and meeting facilities;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	Rotunda show featuring a Chinese zodiac-inspired ceiling along with gold “prosperity tree” and “dragon of fortune” attractions.

In response to our evaluation of our Macau Operations and the reactions of our guests, we have made and expect to continue to make enhancements and refinements to Wynn Macau | Encore. In February 2015, we completed the renovation of approximately 27,000 square feet of our casino space at Wynn Macau for new VIP gaming rooms.

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

Wynn Las Vegas | Encore features the following as of April 15, 2015:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 237 table games and 1,856 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

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

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Specially designed theater presenting “Le Rêve-The Dream,” a water-based theatrical production and a theater presenting “Steve Wynn's Showstoppers,” a Broadway-style entertainment production;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	A Ferrari and Maserati automobile dealership; and

•	Wedding chapel.

Future Development

We are currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, performance lake, meeting space, casino, spa, retail offerings and food and beverage outlets in the Cotai area of Macau. In July 2013, we signed a $2.6 billion guaranteed maximum price (“GMP”) contract for the project's construction. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.1 billion. As of March 31, 2015, we have invested approximately $2.2 billion in the project. We expect to open Wynn Palace on Cotai in the first half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, outside of Boston. On January 2, 2015, the Company purchased 33 acres of land along the Mystic River, which will be the main site to build the Wynn resort in Massachusetts. The resort will contain a hotel, restaurants, casino, spa, premium retail offerings, meeting and convention space and a waterfront boardwalk.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which a Condensed Statement of Operations is presented. Below are definitions of these key operating measures discussed:

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

•
Average daily rate (“ADR”) is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per available room (“REVPAR”) is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

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

The measurements in our VIP casino and the mass market casino are not comparable as the mass market casino tracks the initial purchase of chips at the gaming table while the measurement method in our VIP casino tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the base measurement in the mass market casino. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP casino when compared to the mass market casino.

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table’s drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 24%.

Results of Operations

Summary first quarter 2015 results

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014	Percent Change
Net revenues	$1,092,238	$1,513,613	(27.8)
Net income (loss) attributable to Wynn Resorts, Limited	$(44,601)	$226,896	(119.7)
Diluted net income (loss) per share	$(0.44)	$2.22	(119.8)
Adjusted Property EBITDA	$323,019	$494,616	(34.7)

During the three months ended March 31, 2015, our net loss attributable to Wynn Resorts, Limited was $44.6 million, a decrease of 119.7% over the same period of 2014, resulting in diluted net loss per share of $0.44. The reduction in net income (loss) attributable to Wynn Resorts, Limited was driven by a decrease in casino revenues from our Macau Operations and $116.2 million in losses from the extinguishment of debt related to the purchase of first mortgage notes due 2020 pursuant to a cash tender offer. Adjusted Property EBITDA decreased year-over-year by 34.7%, from $494.6 million for the three months ended March 31, 2014 to $323.0 million for the same period of 2015. Our results reflect continued weak VIP gaming operations performance, with reduction in turnover of 52.4% for three months ended March 31, 2015 compared to the same period in 2014. The VIP turnover reduction is a result of the current market conditions in Macau as well as regional economic factors on games promoters and our premium customers.

Financial results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (in thousands):

	Three Months Ended March 31,
	2015	2014	Percent Change
Net revenues
Macau Operations	$705,357	$1,132,698	(37.7)
Las Vegas Operations	386,881	380,915	1.6
	$1,092,238	$1,513,613	(27.8)

Net revenues decreased 27.8%, or $421.4 million, to $1,092.2 million for the three months ended March 31, 2015, from $1,513.6 million for the same period in 2014. The decline is primarily due to a $406.5 million decrease in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Three Months Ended March 31,
	2015	2014	Percent Change
Net revenues
Casino revenues	$826,099	$1,226,133	(32.6)
Non-casino revenues	266,139	287,480	(7.4)
	$1,092,238	$1,513,613	(27.8)

Casino revenues were 75.6% of total net revenues for the three months ended March 31, 2015 compared to 81.0% for the same period of 2014, while non-casino revenues were 24.4% of total net revenues compared to 19.0% for the same period of 2014. The significant decline in casino revenues from our Macau Operations has affected the mix of casino and non-casino revenues.

Casino Revenues

Casino revenues decreased 32.6%, or $400.0 million, to $826.1 million for the three months ended March 31, 2015, from $1,226.1 million in the same period of 2014. The decline is primarily due to our Macau Operations, which experienced a year-over-year decrease in casino revenues of 38.0% from $1,070.9 million to $664.3 million. Our VIP gaming operations drove the Macau Operations casino revenue reduction, with $17.1 billion in VIP turnover for the three months ended March 31, 2015 compared to $36.0 billion for the same period of 2014.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (in thousands, except for win per unit per day and average number of table games and slots).

	Three Months Ended March 31,
	2015	2014	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$664,320	$1,070,854	$(406,534)	(38.0)
Average number of table games	466	492	(26)	(5.3)
VIP
VIP turnover	$17,127,666	$35,997,716	$(18,870,050)	(52.4)
VIP win as a % of turnover	2.80%	2.79%	0.01
Mass market
Drop (1)	$591,866	$692,459	$(100,593)	(14.5)
Table games win	$279,560	$300,709	$(21,149)	(7.0)
Table games win % (1)	47.2%	43.4%	3.8
Table games win per unit per day	$14,517	$15,695	$(1,178)	(7.5)

Average number of slot machines	649	842	(193)	(22.9)
Slot machine handle	$1,039,615	$1,398,890	$(359,275)	(25.7)
Slot machine win	$47,777	$69,437	$(21,660)	(31.2)
Slot machine win per unit per day	$818	$917	$(99)	(10.8)

Las Vegas Operations:
Total casino revenues	$161,779	$155,279	$6,500	4.2
Average number of table games	237	231	6	2.6
Drop	$573,612	$647,436	$(73,824)	(11.4)
Table games win	$135,679	$133,734	$1,945	1.5
Table games win %	23.7%	20.7%	3.0
Table games win per unit per day	$6,351	$6,419	$(68)	(1.1)

Average number of slot machines	1,854	1,866	(12)	(0.6)
Slot machine handle	$762,184	$743,798	$18,386	2.5
Slot machine win	$48,417	$45,501	$2,916	6.4
Slot machine win per unit per day	$290	$271	$19	7.0

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

Non-casino revenues

Non-casino revenues decreased 7.4%, or $21.3 million, to $266.1 million for the three months ended March 31, 2015, from $287.5 million for the same period of 2014, driven by a $16.5 million decrease in entertainment, retail and other revenues.

Room revenues decreased 3.2%, or $4.4 million, to $132.1 million for the three months ended March 31, 2015, from $136.5 million in the same period of 2014. Our Las Vegas Operations accounted for $3.4 million of the decrease, while Macau Operations accounted for $1.0 million of the decrease. The decrease in our Las Vegas Operations is primarily a result of a year-over-year decrease in occupancy of 4.8 percentage points partially offset by the impact of a 2.9% increase in ADR to $283 for the three months ended March 31, 2015.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Three Months Ended March 31,
	2015	2014	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$32,415	$33,404	(3.0)
Occupancy	97.5%	98.1%	(0.6)
ADR	$331	$338	(2.1)
REVPAR	$323	$331	(2.4)

Las Vegas Operations:
Total room revenues (in thousands)	$99,640	$103,072	(3.3)
Occupancy	83.0%	87.8%	(4.8)
ADR	$283	$275	2.9
REVPAR	$235	$241	(2.5)
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 4.1%, or $5.8 million, to $136.0 million, for the three months ended March 31, 2015, from $141.8 million for the same period of 2014 primarily as a result of a decrease in revenue from restaurants at our Macau Operations.

Entertainment, retail and other decreased 15.4%, or $16.5 million, to $90.4 million, for the three months ended March 31, 2015, from $106.9 million for the same period of 2014. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 5.5%, or $5.4 million, to $92.3 million for the three months ended March 31, 2015, from $97.7 million for the same period of 2014. As a percentage of total casino revenues, promotional allowances were 11.2% for the three months ended March 31, 2015 compared to 8.0% for the same period of 2014. The increase in percentage of total casino revenues is primarily the result of a new customer loyalty program initiated at our Macau Operations in the second quarter of 2014.

Operating costs and expenses

Operating costs and expenses decreased 20.2%, or $229.6 million, to $907.2 million for the three months ended March 31, 2015, from $1,136.8 million for the same period of 2014, mainly from a decrease in casino expenses.

Casino expenses decreased 33.1%, or $259.7 million, to $524.1 million for the three months ended March 31, 2015, from $783.7 million for the same period of 2014, primarily due to lower gaming taxes with a 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 38.0% decrease in casino revenues at our Macau Operations.

Room expenses were relatively flat with $36.7 million for the three months ended March 31, 2015 compared to $35.3 million for the same period of 2014.

Food and beverage expenses were relatively flat with $76.4 million for the three months ended March 31, 2015 compared to $75.0 million for the same period of 2014.

Entertainment, retail and other expenses decreased 9.5%, or $4.2 million to $40.3 million for the three months ended March 31, 2015, from $44.5 million in the same period of 2014, mainly from a reduction in merchandise cost at Wynn Macau associated with the decline in retail shop revenues.

General and administrative expenses increased 9.8%, or $10.9 million, to $122.2 million for the three months ended March 31, 2015, from $111.3 million in the same period of 2014. The majority of the increase is attributable to a $7.0 million increase from charitable contributions and other corporate related expenses and a $3.3 million increase in advertising expenses and other administrative expenses from our Las Vegas Operations.

Provision for doubtful accounts increased $8.8 million from a benefit of $2.7 million for three months ended March 31, 2014 to a provision of $6.1 million for the same period of 2015. We experienced a benefit during the three months ended March 31, 2014 due to increased casino accounts receivable collections from our Macau Operations.

Pre-opening costs were $16.1 million for the three months ended March 31, 2015, compared to $3.1 million for the same period of 2014 and were associated with the design and planning for our development projects. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace progresses toward the expected completion in the first half of 2016 and with development for the Wynn resort in Massachusetts.

Depreciation and amortization increased 8.1%, or $6.2 million, to $82.9 million for the three months ended March 31, 2015, from $76.7 million for the same period of 2014. The increase is primarily due to additional depreciation associated with equipment additions at our Las Vegas nightclubs and building improvements, including our new VIP gaming rooms, at our Macau Operations.

Interest expense, net of amounts capitalized

Interest expense, net of amounts capitalized, increased 3.6%, or $2.7 million, to $78.0 million for the three months ended March 31, 2015, from $75.3 million for the same period in 2014, attributable to a $7.9 million increase in interest expense, which was primarily offset by a $5.2 million increase in capitalized interest. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 3/4% first mortgage notes due 2020 and $1,146.5 million of 7 7/8% first mortgage notes due 2020 pursuant to a cash tender offer. In March 2014, we issued $750 million of 5 1/4% senior notes due 2021. These financing activities increased the Company's long-term debt resulting in higher interest expense incurred during the three months ended March 31, 2015 compared to the same period of 2014. We expect that capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace and the Wynn resort in Massachusetts.

Other non-operating income and expenses

During the three months ended March 31, 2015, we recognized $116.2 million in loss from extinguishment of debt compared to $1.5 million for the same period of 2014. The majority of the losses during the three months ended March 31, 2015 are in connection with the cash tender offer discussed above. We paid $101.2 million in consideration to holders who tendered their first mortgage notes due 2020. Additionally, we expensed $17.2 million of unamortized financing costs and original issue discount and incurred other fees of approximately $0.1 million related to the cash tender offer.
We incurred a loss of $4.6 million and a gain of $0.8 million for the three months ended March 31, 2015 and 2014 respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — “Quantitative and Qualitative Disclosures about Market Risk.”

Interest income was $1.7 million for the three months ended March 31, 2015, compared to $4.8 million for the three months ended March 31, 2014. During 2015 and 2014, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the three months ended March 31, 2015 and 2014, we recorded a tax expense of $3.2 million and $2.6 million, respectively. Our income tax expense in the current year and in the prior year is primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits (“FTCs”) that are not expected to provide a U.S. tax benefit in future years.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. No additional U.S. tax provision has been made with respect to amounts not considered permanently invested as we anticipate that U.S. FTCs should be sufficient to eliminate any U.S. tax provision relating to repatriation. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended March 31, 2015 and 2014, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.3 million and $2.4 million, respectively.

Wynn Resorts (Macau) S.A. has received a 5-year exemption from Macau’s 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $13.8 million and $31.6 million in such taxes during the three months ended March 31, 2015 and 2014, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In December 2014, we received notification that for the 2015 tax year we had been accepted for the Compliance Maintenance phase of the Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”). CAP accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer’s tax positions based on the complexity and number of issues, and the taxpayer’s history of compliance, cooperation and transparency in the CAP.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $30.7 million for the three months ended March 31, 2015, compared to $76.1 million for the three months ended March 31, 2014. These amounts represent the noncontrolling interests' share of net income from Wynn Macau, Limited.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, property charges and other, corporate expenses, intercompany golf course and water rights leases, stock-based compensation, and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 16 “Segment Information.” That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss).

	Three Months Ended March 31,
	2015	2014
Macau Operations	$212,342	$384,328
Las Vegas Operations	110,677	110,288
	$323,019	$494,616

Adjusted Property EBITDA at our Macau Operations decreased year-over-year by 44.7% for the three months ended March 31, 2015 primarily due to the decline in VIP turnover.

Adjusted Property EBITDA at our Las Vegas Operations was relatively flat with $110.7 million for the three months ended March 31, 2015 compared to $110.3 million for the three months ended March 31, 2014.

Refer to the discussion above regarding the specific details of our results of operations.

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

Net cash used in operations for the three months ended March 31, 2015 was $15.0 million compared to $209.2 million provided by operations for the three months ended March 31, 2014. The reduction was primarily due to lower operating income that was driven by stronger operating results in the prior year and from the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $521.6 million compared to net cash provided by investing activities of $17.9 million for the same period in 2014. Capital expenditures, net of construction payables and retention, were $495.7 million and $178.1 million for the three months ended March 31, 2015 and 2014, respectively, with the increase primarily associated with Wynn Palace construction. During the three months ended March 31, 2014, we were provided $199.8 million of proceeds from restricted cash which we applied to payment of certain Wynn Palace related construction and development costs.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $3.4 million compared to net cash provided by financing activities of $612.8 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 with proceeds used for the purchase of $1.5 billion of our first mortgage notes due 2020 pursuant to a cash tender offer. In connection with the cash tender offer, we restricted funds of $163.0 million for the purpose of redeeming the portion of the first mortgage notes due 2020 that were not tendered. During the three months ended March 31, 2015, the proceeds from the issuance were also offset by payments of $124.8 million in financing costs primarily in connection with the senior notes issuance and first mortgage notes cash tender offer, as well as $346.8 million in dividends. During the three months ended March 31, 2014, we were provided proceeds of $756.2 million from the issuance of senior notes, partially offset by the payment of dividends of $126.4 million and open market repurchases of $12.0 million in principal of first mortgage notes.

Capital Resources

As of March 31, 2015, we had approximately $1,641.9 million of cash and cash equivalents and $251.3 million of available-for-sale investments in domestic debt securities. Cash and cash equivalents include cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn Macau, Limited and its subsidiaries held $512.4 million in cash, of which we own 72%. If our portion of this cash was repatriated to the U.S. on March 31, 2015, it would not be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited (including its subsidiaries other than Wynn Las Vegas and Wynn Macau), which is not a guarantor of the debt of its subsidiaries, held $986.5 million and $251.3 million of cash and available-for-sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $143.0 million.

We expect that our future cash needs will relate primarily to the funding of our development projects, debt service and retirement, general corporate purposes and enhancements to our operating resorts. We intend to primarily fund our development projects with the available borrowing capacity under our bank credit facilities.

The Company's Wynn Macau credit facilities include a $950 million equivalent fully funded senior secured term loan facility and a $1.55 billion equivalent senior secured revolving credit facility (together, the “Wynn Macau Credit Facilities”).

Borrowings under the Wynn Macau Credit Facilities, which consist of both Hong Kong and United States dollar tranches, will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace, and for general corporate purposes. As of March 31, 2015, the Company had $1.16 billion of available borrowing capacity under the senior secured revolving credit facility.

The Company's Wynn America credit facilities include a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility entered into by Wynn America, LLC in November 2014 (together, the “Wynn America Credit Facilities”). Borrowings under the Wynn America Credit Facilities will be used to fund the design, development, construction and pre-opening expenses of the Wynn resort in Massachusetts and for other general corporate purposes. As of March 31, 2015, there were no amounts drawn under the Wynn America Credit Facilities, however there were outstanding letters of credit totaling $8.9 million reducing the available borrowing capacity to $1.24 billion.

We believe that cash flow from operations, availability under our bank credit facilities and our existing cash balances will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. If any additional financing becomes necessary, we cannot provide assurance that future borrowings will be available on terms as favorable as currently exist, or at all.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2015, we had outstanding letters of credit totaling $8.9 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2015 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed above under “Financing Activities.”

Other Factors Affecting Liquidity

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas, LLC, Wynn America, LLC and Wynn Resorts (Macau) S.A. debt instruments restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Macau Credit Facilities contain similar restrictions, including a specified leverage ratio, which must be met in order to pay dividends and Wynn Macau is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 14 “Commitments and Contingencies.”

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

On February 18, 2012, the Board of Directors of Wynn Resorts determined that Aruze USA, Inc., Universal Entertainment Corporation and Mr. Kazuo Okada are “unsuitable” under the provision of our articles of incorporation and redeemed and canceled all of Aruze USA, Inc.’s, 24,549,222 shares of Wynn Resorts’ common stock. Pursuant to our articles of incorporation, we issued the Redemption Note to Aruze USA, Inc. in redemption of the shares. For additional information on the redemption and the Redemption Note, see Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 14 “Commitments and Contingencies.”

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these policies for the three months ended March 31, 2015.

Recently Issued Accounting Standards

See related disclosure at Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 2 “Summary of Significant Accounting Policies.”

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), such as:

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period recorded are, and will continue to be, recognized as an increase (decrease) in swap fair value in our Condensed Consolidated Statements of Operations, as the swaps do not qualify for hedge accounting.

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

As of March 31, 2015 and December 31, 2014, we recorded an asset of $1.3 million and $5.9 million, respectively, for our interest rate swaps in deposits and other assets.

Interest Rate Sensitivity

As of March 31, 2015, approximately 93% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2015, an assumed 1% change in the variable rates would cause our annual interest cost to change by $5.9 million.

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

Because many of Wynn Macau’s payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau’s obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau’s results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. The amount of our cash balances that are denominated in foreign currencies, primarily the Hong Kong dollar, can change significantly, representing approximately 22% of our March 31, 2015 cash balances. Based on our balances at March 31, 2015, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $3.0 million.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings see Item 1—“Notes to Condensed Consolidated Financial Statements”, Note 14 “Commitments and Contingencies” of Part I in this Quarterly Report on Form 10-Q.

In July 2014, Wynn Resorts (Macau) S.A. (“Wynn Macau SA”), an indirect subsidiary of Wynn Macau, Limited, was contacted by the Macau Commission Against Corruption of Macau (“CCAC”) requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA is cooperating with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the three months ended March 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries’ ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas, LLC, Wynn America, LLC and Wynn Macau SA debt instruments restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its first mortgage notes from making certain “restricted payments” as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Macau Credit Facilities contain similar restrictions, including a specified leverage ratio, which must be met in order to pay dividends and Wynn Macau is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.
On February 3, 2015, we announced a cash dividend of $1.50 per share under our Board approved quarterly cash dividend program. The cash dividend was paid on February 23, 2015 to stockholders of record as of February 13, 2015.
On March 4, 2015, the Wynn Macau, Limited Board of Directors approved a dividend of HK$1.05 per share that was paid on March 31, 2015.
On April 28, 2015 we announced a cash dividend of $0.50 per share, payable on May 21, 2015 to stockholders of record as of May 11, 2015.
Issuer Purchases of Equity Securities

In January 2015, we repurchased 45,717 shares in satisfaction of tax withholding obligations on vested restricted stock, at an average price of $147.65 per share, for a total expenditure of $6.8 million.

In February 2015, we repurchased 1,049 shares of tax withholding obligation on vested restricted stock, at an average price of $154.33 per share, for a total expenditure of $0.2 million.

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
*3.1	Third Amended and Restated Articles of Incorporation of the Registrant.
3.2	Seventh Amended and Restated Bylaws of the Registrant, as amended. (1)
4.1	Indenture, dated February 18, 2015, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (2)
4.2
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of April 28, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

4.3
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of August 4, 2010, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

4.4
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of March 12, 2012, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

4.5
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (3)

10.1	Seventh Amendment to Employment Agreement, dated as of January 15, 2015, between Wynn Resorts, Limited and Stephen A. Wynn. (3)
10.2	Second Amendment to Employment Agreement, dated as of February 24, 2015, by and between Wynn Resorts, Limited and Stephen Cootey. (3)
10.3	First Amendment to 2013 Second Amended and Restated Agreement of Lease, dated as of February 25, 2015, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (3)
10.4	Termination Agreement to the Aircraft Time Sharing Agreement, dated as of January 15, 2015, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (3)
10.5	Aircraft Time Sharing Agreement, dated January 15, 2015, by and between Wynn Resorts, Limited and Stephen A. Wynn. (3)
10.6
Termination Agreement, dated February 26, 2015, to Management Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, certain Wynn Las Vegas-related entities named therein, and Wynn Resorts, Limited. (3)

10.7	Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited. (3)
*10.8	2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC.
*10.9
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
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 8, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) at March 31, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

Wynn Resorts, Limited agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of the total consolidated assets of the company.

*	Filed herewith.

(1)	Previously filed with the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2014 and incorporated herein by reference.

(2)	Previously filed with the Current Report on Form 8-K filed by the Registrant on February 18, 2015 and incorporated herein by reference.

(3)	Previously filed with the Annual Report on Form 10-K filed by the Registrant on March 2, 2015 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: May 8, 2015	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

