Form 10-Q
period 2015-06-30
WYNN RESORTS LTD
filed 2015-08-07
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
(702) 770-7555
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common stock, $0.01 par value	101,536,779

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,488,220	$2,182,164
Restricted cash	86,307	—
Investment securities	128,441	240,140
Receivables, net	267,960	237,957
Inventories	66,576	72,223
Prepaid expenses and other	50,199	49,847
Total current assets	2,087,703	2,782,331
Property and equipment, net	6,618,499	5,855,842
Restricted cash	1,823	977
Investment securities	117,168	10,173
Intangible assets, net	112,176	112,367
Deferred financing costs, net	85,918	84,413
Deposits and other assets	256,281	212,515
Investment in unconsolidated affiliates	3,474	4,243
Total assets	$9,283,042	$9,062,861
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$214,981	$303,284
Current portion of long-term debt	80,099	—
Current portion of land concession obligation	31,604	30,814
Customer deposits	507,332	548,818
Gaming taxes payable	88,885	137,269
Accrued compensation and benefits	104,620	113,228
Accrued interest	85,683	107,318
Other accrued liabilities	109,039	67,587
Deferred income taxes, net	4,847	4,847
Total current liabilities	1,227,090	1,313,165
Long-term debt	7,985,463	7,345,262
Land concession obligation	—	15,987
Other long-term liabilities	141,156	152,131
Deferred income taxes, net	39,993	25,225
Total liabilities	9,393,702	8,851,770
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,571,208 and 114,426,960 shares issued; 101,536,779 and 101,439,297 shares outstanding, respectively	1,146	1,144
Treasury stock, at cost; 13,034,429 and 12,987,663 shares, respectively	(1,152,393)	(1,145,481)
Additional paid-in capital	967,420	948,566
Accumulated other comprehensive income	1,963	2,505
Retained earnings (accumulated deficit)	(26,583)	164,487
Total Wynn Resorts, Limited stockholders' deficit	(208,447)	(28,779)
Noncontrolling interest	97,787	239,870
Total stockholders' equity (deficit)	(110,660)	211,091
Total liabilities and stockholders' equity (deficit)	$9,283,042	$9,062,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Casino	$714,208	$1,091,595	$1,540,307	$2,317,728
Rooms	139,912	141,355	271,967	277,831
Food and beverage	181,016	174,308	317,029	316,145
Entertainment, retail and other	87,459	98,635	177,835	205,495
Gross revenues	1,122,595	1,505,893	2,307,138	3,117,199
Less: promotional allowances	(82,137)	(93,830)	(174,442)	(191,523)
Net revenues	1,040,458	1,412,063	2,132,696	2,925,676
Operating costs and expenses:
Casino	466,535	681,236	990,588	1,464,970
Rooms	37,584	37,659	74,270	73,004
Food and beverage	110,952	100,686	187,358	175,639
Entertainment, retail and other	38,997	39,878	79,291	84,413
General and administrative	113,707	128,520	235,907	239,797
Provision (benefit) for doubtful accounts	4,302	(2,710)	10,381	(5,438)
Pre-opening costs	16,875	5,001	32,966	8,074
Depreciation and amortization	81,913	78,351	164,779	155,010
Property charges and other	472	2,100	2,976	12,034
Total operating costs and expenses	871,337	1,070,721	1,778,516	2,207,503
Operating income	169,121	341,342	354,180	718,173
Other income (expense):
Interest income	1,498	5,505	3,190	10,258
Interest expense, net of amounts capitalized	(75,236)	(81,765)	(153,219)	(157,021)
Decrease in swap fair value	(1,114)	(4,653)	(5,723)	(3,811)
Loss on extinguishment of debt	(3,839)	(2,254)	(120,033)	(3,783)
Equity in income (loss) from unconsolidated affiliates	(127)	298	70	606
Other	198	693	1,331	396
Other income (expense), net	(78,620)	(82,176)	(274,384)	(153,355)
Income before income taxes	90,501	259,166	79,796	564,818
Provision for income taxes	(13,298)	(764)	(16,495)	(3,373)
Net income	77,203	258,402	63,301	561,445
Less: net income attributable to noncontrolling interest	(20,743)	(54,496)	(51,442)	(130,643)
Net income attributable to Wynn Resorts, Limited	$56,460	$203,906	$11,859	$430,802
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.56	$2.02	$0.12	$4.27
Diluted	$0.56	$2.00	$0.12	$4.22
Weighted average common shares outstanding:
Basic	101,157	100,915	101,146	100,869
Diluted	101,710	102,018	101,795	101,979
Dividends declared per common share	$0.50	$1.25	$2.00	$2.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$77,203	$258,402	$63,301	$561,445
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	389	761	(460)	155
Unrealized gain (loss) on investment securities, net of tax	(268)	38	(207)	99
Total comprehensive income	77,324	259,201	62,634	561,699
Less: comprehensive income attributable to noncontrolling interest	(20,854)	(54,709)	(51,317)	(130,696)
Comprehensive income attributable to Wynn Resorts, Limited	$56,470	$204,492	$11,317	$431,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interest	Total stockholders' equity (deficit)
Balances, January 1, 2015	101,439,297	$1,144	$(1,145,481)	$948,566	$2,505	$164,487	$(28,779)	$239,870	$211,091
Net income	—	—	—	—	—	11,859	11,859	51,442	63,301
Currency translation adjustment	—	—	—	—	(335)	—	(335)	(125)	(460)
Net unrealized loss on investment securities	—	—	—	—	(207)	—	(207)	—	(207)
Exercise of stock options	11,483	—	—	611	—	—	611	—	611
Shares repurchased by the Company and held as treasury shares	(46,766)	—	(6,912)	—	—	—	(6,912)	—	(6,912)
Issuance of restricted stock	132,765	2	—	—	—	—	2	—	2
Shares of subsidiary repurchased for share award plan	—	—	—	(997)	—	—	(997)	(384)	(1,381)
Cash dividends declared	—	—	—	—	—	(202,929)	(202,929)	(195,454)	(398,383)
Excess tax benefits from stock-based compensation	—	—	—	484	—	—	484	—	484
Stock-based compensation	—	—	—	18,756	—	—	18,756	2,438	21,194
Balances, June 30, 2015	101,536,779	$1,146	$(1,152,393)	$967,420	$1,963	$(26,583)	$(208,447)	$97,787	$(110,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$63,301	$561,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,779	155,010
Deferred income taxes	15,251	1,507
Stock-based compensation expense	21,068	12,345
Excess tax benefits from stock-based compensation	(471)	(6,451)
Amortization and write-offs of deferred financing costs and other	11,248	11,809
Loss on extinguishment of debt	120,033	3,783
Provision (benefit) for doubtful accounts	10,381	(5,438)
Property charges and other	2,712	12,047
Equity in income of unconsolidated affiliates, net of distributions	769	54
Decrease in swap fair value	5,723	3,811
Increase (decrease) in cash from changes in:
Receivables, net	(40,314)	28,493
Inventories and prepaid expenses and other	5,141	(2,831)
Customer deposits	(41,757)	(89,132)
Accounts payable and accrued expenses	(151,534)	(108,359)
Net cash provided by operating activities	186,330	578,093
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(909,929)	(415,583)
Purchase of investment securities	(137,911)	(92,539)
Proceeds from sale or maturity of investment securities	140,791	93,951
Restricted cash	—	199,805
Deposits and purchase of other assets	(61,555)	(42,860)
Proceeds from sale of assets	4,105	3,038
Net cash used in investing activities	(964,499)	(254,188)
Cash flows from financing activities:
Proceeds from exercise of stock options	611	6,387
Excess tax benefits from stock-based compensation	471	6,451
Dividends paid	(396,925)	(434,331)
Proceeds from issuance of long-term debt	2,211,747	756,229
Principal payments on long-term debt	—	(700)
Repurchase of first mortgage notes	(1,493,511)	(32,000)
Restricted cash	(87,153)	—
Repurchase of common stock	(6,912)	(1,961)
Shares of subsidiary repurchased for share award plan	(1,381)	—
Payments on long-term land concession obligation	(15,222)	(14,485)
Payments for financing costs	(127,589)	(10,047)
Net cash provided by financing activities	84,136	275,543
Effect of exchange rate on cash	89	622
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(693,944)	600,070
Balance, beginning of period	2,182,164	2,435,041
Balance, end of period	$1,488,220	$3,035,111

Supplemental cash flow disclosures:
Cash transactions:
Cash paid for interest, net of amounts capitalized	$166,465	$162,518
Non-cash transactions:
Stock-based compensation capitalized into construction	$126	$5,584
Change in property and equipment included in accounts and construction payables	$9,086	$24,878
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$1,458	$385
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns 72% of Wynn Macau, Limited and operates the integrated Wynn Macau and Encore at Wynn Macau resort. In Las Vegas, Nevada, the Company owns 100% of and operates the integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort.

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

The Company's integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas, approximately 186,000 square feet of casino space, 35 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, a Ferrari and Maserati dealership, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs and a beach club. The Company refers to this resort as its Las Vegas Operations.

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, meeting space, a casino, a spa, retail offerings, and food and beverage outlets in the Cotai area of Macau. The Company expects to open Wynn Palace in the first half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, outside of Boston. On January 2, 2015, the Company purchased 33 acres of land along the Mystic River, which will be the main site to build the Wynn resort in Massachusetts. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2015, are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 -    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $666.9 million and $1,156.3 million at June 30, 2015 and December 31, 2014, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $821.3 million and $1,025.9 million as of June 30, 2015 and December 31, 2014, respectively.
Restricted Cash

At June 30, 2015, the Company's current restricted cash of $86.3 million consisted of funds held for the purpose of redeeming the portion of the 7 3/4% 2020 Notes (as defined and more fully discussed in Note 8 "Long-Term Debt") that were not tendered in February 2015 in the cash tender offer. At June 30, 2015 and December 31, 2014, the Company's non-current restricted cash consisted of cash held in trust in accordance with the Company's majority owned subsidiary's share award plan.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate and U.S. government agency bonds and commercial paper reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. The Company's investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity/available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of June 30, 2015 and December 31, 2014, approximately 83% and 85%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance estimate reflects specific review of customer accounts as well as management's experience with historical and current collection trends and current economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

The Company advances commissions to its games promoters in Macau. These were previously supported primarily by held checks and recognized as cash and cash equivalents ($153.4 million as of December 31, 2014). Market conditions in Macau and other regional economic factors have impacted the liquidity of certain games promoters. As a result, the Company's advanced commissions to games promoters now are supported primarily with signed promissory notes. The advanced commissions are on terms requiring settlement within five business days of the month following the advance. The Company recognized advanced commissions of $124.0 million as casino receivables in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015 and assesses these advanced commissions in connection with the Company's evaluation of its bad debt reserve for casino receivables. Additionally, the amount presented in the accompanying Condensed Consolidated Balance Sheet has been offset by related commissions payable to games promoters of $43.6 million as of June 30, 2015.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Redemption Price Promissory Note

The Company recorded the fair value of the Redemption Price Promissory Note (the "Redemption Note") of approximately $1.94 billion in accordance with applicable accounting guidance. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows, as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. ("Aruze"), Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") (see Note 14 "Commitments and Contingencies"); the outcome of on-going investigations of Aruze by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note's subordinated position relative to all other debt in the Company's capital structure and credit ratings associated with the Company's traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used. As a result of this analysis, the Company concluded the Redemption Note's stated rate of 2% approximated a market rate.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts, other cash incentives related to casino play and commissions rebated through games promoters to customers are recorded as a reduction to casino revenue. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenue; consequently, the Company's casino revenues are reduced by discounts, commissions and points earned by customers from the Company's loyalty programs.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rooms	$12,008	$13,255	$25,401	$26,009
Food and beverage	25,993	28,904	55,487	59,946
Entertainment, retail and other	3,211	3,040	7,630	6,836
	$41,212	$45,199	$88,518	$92,791

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $290.1 million and $466.3 million for the three months ended June 30, 2015 and 2014, respectively, and totaled approximately $620.2 million and $1.0 billion for the six months ended June 30, 2015 and 2014, respectively.

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

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$666,854	$6,000	$660,854	—
Interest rate swaps	$501	—	$501	—
Restricted cash	$88,130	$88,130	—	—
Available-for-sale securities	$245,609	—	$245,609	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—
Interest rate swaps	$306	—	$306	—

		Fair Value Measurements Using:
	December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,156,285	$828	$1,155,457	—
Interest rate swaps	$5,915	—	$5,915	—
Restricted cash	$977	$977	—	—
Available-for-sale securities	$250,313	—	$250,313	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2015 the Company had no cash equivalents categorized as Level 2 deposits held in foreign currencies. As of December 31, 2014, approximately 19% of the Company's cash equivalents categorized as Level 2 were deposits held in foreign currencies.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016.  The Company does not anticipate the adoption of this guidance will have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In July 2015, the effective date for this update was delayed based on a FASB vote to annual and interim periods beginning after December 15, 2017. Early application is not permitted. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3 -    Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts, Limited by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Wynn Resorts, Limited by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Wynn Resorts, Limited	$56,460	$203,906	$11,859	$430,802

Denominator:
Weighted average common shares outstanding	101,157	100,915	101,146	100,869
Potential dilutive effect of stock options and restricted stock	553	1,103	649	1,110
Weighted average common and common equivalent shares outstanding	101,710	102,018	101,795	101,979

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.56	$2.02	$0.12	$4.27
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.56	$2.00	$0.12	$4.22

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	679	26	128	26

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2014	$2,670	$(165)	$2,505
Current period other comprehensive loss	(335)	(207)	(542)
June 30, 2015	$2,335	$(372)	$1,963

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2015				December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$218,001	$3	$(378)	$217,626	$204,045	$28	$(174)	$203,899
Commercial paper	27,980	4	(1)	27,983	46,434	1	(21)	46,414
	$245,981	$7	$(379)	$245,609	$250,479	$29	$(195)	$250,313

For investments with unrealized losses as of June 30, 2015 and December 31, 2014, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company obtains pricing information in determining the fair value of its available-for-sale securities from independent pricing vendors. Based on management's inquiries, the pricing vendors use various pricing models consistent with what other market participants would use. The assumptions and inputs used by the pricing vendors are derived from market observable sources including: reported trades, broker/dealer quotes, issuer spreads, benchmark curves, bids, offers and other market-related data. The Company has not made adjustments to such prices. Each quarter, the Company validates the fair value pricing methodology to determine the fair value is consistent with applicable accounting guidance and to confirm that the securities are classified properly in the fair value hierarchy. The Company compares the pricing received from its vendors to independent sources for the same or similar securities.

The fair value of these investment securities at June 30, 2015, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$128,441
Due after one year through two years	117,168
$245,609

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Casino	$288,822	$257,930
Hotel	17,555	15,474
Retail leases and other	42,517	39,231
	348,894	312,635
Less: allowance for doubtful accounts	(80,934)	(74,678)
	$267,960	$237,957

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$783,953	$734,625
Buildings and improvements	3,955,823	3,883,626
Furniture, fixtures and equipment	1,763,891	1,749,288
Leasehold interests in land	316,623	316,431
Airplanes	162,063	126,491
Construction in progress	2,383,921	1,666,326
	9,366,274	8,476,787
Less: accumulated depreciation	(2,747,775)	(2,620,945)
	$6,618,499	$5,855,842

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility, due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $3,297 at June 30, 2015 and $3,830 at December 31, 2014	$949,800	$948,823
Senior Revolving Credit Facility, due July 31, 2017, interest at LIBOR or HIBOR plus 1.75%—2.50%	544,400	132,524
5 1/4% Senior Notes, due October 15, 2021, including original issue premium of $4,820 at June 30, 2015 and $5,141 at December 31, 2014	1,354,820	1,355,141
U.S. and Corporate Related:
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,279 at December 31, 2014	—	345,731
7 3/4% First Mortgage Notes, due August 15, 2020	80,099	1,226,600
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%	1,936,443	1,936,443
	8,065,562	7,345,262
Current portion of long-term debt	(80,099)	—
	$7,985,463	$7,345,262

Macau Related Debt

Wynn Macau Credit Facilities

The Company's credit facilities include a $950 million equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan") and a $1.55 billion equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan, the "Wynn Macau Credit Facilities"). As of June 30, 2015, the Company had $1.01 billion of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

U.S. and Corporate Related Debt

First Mortgage Notes due 2020

On February 10, 2015, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together, the "Issuers") commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 7/8% first mortgage notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% first mortgage notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes"). Wynn Las Vegas, LLC accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount of the 7 7/8% 2020 Notes and approximately $1,146.5 million of the $1,226.6 million aggregate principal amount of the 7 3/4% 2020 Notes. The note holders who validly tendered their 2020 Notes received the total consideration of $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes and $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes. The premium portion of the aggregate total consideration was approximately $101.2 million and recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income. The Company satisfied and discharged the indentures under which the 2020 Notes were issued and redeemed the untendered 7 7/8% 2020 Notes on May 1, 2015 and will redeem the untendered 7 3/4% 2020 Notes on August 15, 2015.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As part of the cash tender offer of the 7 7/8% 2020 Notes, Wynn Resorts tendered the $30.0 million principal amount it held of its wholly owned subsidiary Wynn Las Vegas, LLC.

In connection with the cash tender, the Company expensed $17.2 million of unamortized debt issue costs and original issue discount related to the 2020 Notes and incurred other fees of approximately $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

On May 1, 2015, the Company redeemed $71.1 million of the remaining principal amount of the untendered 7 7/8% 2020 Notes. The Company recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized debt issue costs and original discount that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% senior notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, all the Issuers' subsidiaries (other than Wynn Las Vegas Capital Corp., which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes tendered in the cash tender offer. The Company will use the remaining net proceeds for general corporate purposes and to redeem the 2020 notes not tendered. In connection with the issuance of the 2025 Notes, the Company capitalized approximately $25.2 million of financing costs.
The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a "make-whole" amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including. the repurchase date. The 2025 Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' outstanding 7 3/4% 2020 Notes, the 5 3/8% first mortgage notes due March 15, 2022 and the 4 1/4% Senior Notes due May 30, 2023 (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by Wynn Resorts Holdings, LLC of its equity interests in Wynn Las Vegas, LLC), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
The 2025 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries. The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).
The 2025 Indenture contains covenants limiting the Issuers' and all of the Issuers' subsidiaries' (as guarantors), other than Wynn Las Vegas Capital Corp., ability to create liens on assets to secure debt, enter into sale-leaseback transactions and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
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

Wynn America Credit Facilities

The Company's credit facilities include a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility (together, the "Wynn America Credit Facilities"). As of June 30, 2015, there were no amounts drawn under the Wynn America Credit Facilities, however, there were outstanding letters of credit totaling $8.9 million reducing the available borrowing capacity to $1.24 billion.

Debt Covenant Compliance

As of June 30, 2015, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of June 30, 2015 and December 31, 2014, was approximately $5.9 billion and $5.4 billion, respectively, compared to its carrying value of $6.1 billion and $5.4 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Note 9 - Interest Rate Swaps
The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company's exposure to interest rate risk by converting a portion of the Company's floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as an increase (decrease) in swap fair value in the accompanying Condensed Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

The Company utilized Level 2 inputs as described in Note 2 "Summary of Significant Accounting Policies" to determine fair value. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.

The Company currently has three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Term Loan. Under two of the swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017. As of June 30, 2015 and December 31, 2014, these interest rate swaps used to hedge the Hong Kong Dollar tranches of borrowings were recorded as a liability of $0.3 million in other long term liabilities and as an asset of $3.9 million in deposits and other assets, respectively.

Under the third swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable-rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.43% to 3.18%. This interest rate swap agreement matures in July 2017.  As of June 30, 2015 and December 31, 2014, this interest swap used to hedge the United States Dollar tranche of borrowings was recorded as an asset of $0.5 million and $2.0 million, respectively, and was included in deposits and other assets.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. In addition, effective January 1, 2015, Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of approximately $0.5 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively.

Villa Lease

Mr. Wynn currently leases a villa at Wynn Las Vegas for use as his personal residence. The lease, including each amendment and restatement, was approved by the Audit Committee of the Board of Directors of Wynn Resorts. Beginning in November 2013, pursuant to the 2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013 and amended as of February 25, 2015 (the "SW Lease"), Mr. Wynn pays the Company annual rent for the villa at its fair market value of the accommodations. Pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa. The fair value is based on independent third-party expert opinions of value, which was $525,000 per year through February 28, 2015 and $559,295 per year from March 1, 2015 through February 28, 2017. The annual rent for the villa will be re-determined every two years during the term of the SW Lease, by the Audit Committee. Certain services for, and maintenance of, the villa are included in the annual rent.

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

The "Wynn" Surname Rights Agreement

On August 6, 2004, the Company entered into agreements with Mr. Wynn that confirm and clarify the Company's rights to use the "Wynn" name and Mr. Wynn's persona in connection with its casino resorts. Under the parties' Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" name for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties' Rights of Publicity License, Mr. Wynn granted the Company the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

Note 11 - Property Charges and Other

Property charges and other for the three months ended June 30, 2015 and 2014 of $0.5 million and $2.1 million, respectively, consisted primarily of miscellaneous abandonments at the Company's resorts. Property charges and other for the six months ended June 30, 2015 and 2014 of $3.0 million and $12.0 million, respectively, consisted primarily of charges associated with the renovation of approximately 27,000 square feet of casino space at Wynn Macau for new VIP gaming rooms. These new VIP gaming rooms opened in February 2015.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Noncontrolling Interest

On March 31, 2015, Wynn Macau, Limited paid a dividend of HK$1.05 per share for a total of $702.6 million. The Company's share of this dividend was $507.1 million with a reduction of $195.5 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

Note 13 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Casino	$3,221	$1,396	$5,627	$2,652
Rooms	29	—	149	—
Food and beverage	114	27	488	53
Entertainment, retail and other	10	—	40	—
General and administrative	6,962	7,001	14,692	9,640
Pre-opening costs	36	—	72	—
Total stock-based compensation expense	10,372	8,424	21,068	12,345
Total stock-based compensation capitalized	60	49	126	5,584
Total stock-based compensation costs	$10,432	$8,473	$21,194	$17,929

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

Note 14 - Commitments and Contingencies

Cotai Development and Land Concession Contract

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, meeting space, a casino, a spa, retail offerings, and food and beverage outlets in the Cotai area of Macau.

In September 2011, Wynn Resorts (Macau) S.A. ("Wynn Macau SA") and Palo Real Estate Company Limited ("Palo"), each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of June 30, 2015, the remaining $31.6 million obligation was recorded as a current liability. As of December 31, 2014, the Company recorded this obligation with $30.8 million included as a current liability and $16.0 million included as a long-term liability. The Company also is required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau SA and Palo, finalized and executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK $20.0 billion (approximately $2.6 billion). The general contractor has notified the Company that it will not achieve the early completion milestone on January 25, 2016.  However, the general contractor stated it is on schedule to complete the project on or before the substantial completion date. The Company continues to expect to open the property in the first half of 2016. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

As of June 30, 2015, the Company has incurred approximately $2.7 billion of the approximately $4.1 billion in total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees.

Litigation

In addition to the actions noted below, the Company's affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

Determination of Unsuitability and Redemption of Aruze and Affiliates

On February 18, 2012, Wynn Resorts' Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing a pattern of misconduct by the Okada Parties. The factual record presented in the Freeh Report included evidence that the Okada Parties had provided valuable items to certain foreign gaming officials who were responsible for regulating gaming in a jurisdiction in which entities controlled by Mr. Okada were developing a gaming resort. Mr. Okada denied the impropriety of such conduct to members of the Board of Directors of Wynn Resorts and, while serving as one of the Company's directors, Mr. Okada refused to acknowledge or abide by Wynn Resorts' anti-bribery policies and refused to participate in the training all other directors received concerning these policies.

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are "unsuitable persons" under Article VII of the Company's articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of the Aruze shares, as discussed below, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that "Unsuitable Persons" are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although the Company has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of the Company.

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," Article VII of Wynn Resorts' articles of incorporation authorizes redemption at "fair value" of the shares held by unsuitable persons. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Note to Aruze in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022, and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts or any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

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

Redemption Action and Counterclaim

On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the "Complaint"), alleging breaches of fiduciary duty and related claims (the "Redemption Action") arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze.

On March 12, 2012, the Okada Parties removed the action to the United States District Court for the District of Nevada (the action was subsequently remanded to Nevada state court). On that same date, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") that purports to assert claims against the Company, each of the members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' General Counsel (the "Wynn Parties"). The Counterclaim alleges, among other things: (1) that the shares of Wynn Resorts common stock owned by Aruze were exempt from the redemption-for-unsuitability provisions in the Wynn Resorts articles of incorporation (the "Articles") pursuant to certain agreements executed in 2002; (2) that the Wynn Resorts directors who authorized the redemption of Aruze's shares acted at the direction of Mr. Wynn and did not independently and objectively evaluate the Okada Parties' suitability, and by so doing, breached their fiduciary duties; (3) that the Wynn Resorts directors violated the terms of the Wynn Resorts Articles by failing to pay Aruze fair value for the redeemed shares; and (4) that the terms of the Redemption Note that Aruze received in exchange for the redeemed shares, including the Redemption Note's principal amount, duration, interest rate, and subordinated status, were unconscionable. Among other relief, the Counterclaim seeks a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Mr. Wynn, and Elaine Wynn (the "Stockholders Agreement").

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn's cross claim.

The Company's Complaint and the Okada Parties' Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties' motion to dismiss the Counterclaim with respect to the Okada Parties' claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties' motion to dismiss the Company's Complaint. On April 22, 2013, the Company filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, the Company filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and the Company's General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and the Company filed an answer to that pleading on December 16, 2013.

On each of February 14, 2013 and February 13, 2014, the Company issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On February 13, 2015, the Company issued a check for the interest payment due at that time to the clerk of the court for deposit into the clerk's trust account.

On April 8, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the "same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of" the Company's complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties' allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the "Stay"). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government's investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for a discovery schedule with closing on August 1, 2016.

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

The lawsuit is currently in the discovery phase of litigation. The Company will continue to vigorously pursue its claims against the Okada Parties, and the Company and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. The Company's claims and the Okada Parties' counterclaims remain in an early stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on the Company's financial condition.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings ("Okada Japan Parties") filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs' social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. On October 28, 2014, the Wynn Parties received a copy of the brief that the Okada Japan Parties had filed to explain why they believe the Supreme Court of Japan should hear the case. The Wynn Parties filed a reply brief on February 16, 2015.

Indemnification Action:

On March 20, 2013, Mr. Okada filed a complaint against the Company in Nevada state court for indemnification under the Company's Articles, bylaws and agreements with its directors. The complaint sought advancement of Mr. Okada's costs and expenses (including attorney's fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. The Company's answer and counterclaim was filed on April 15, 2013. The counterclaim named each of the Okada Parties as defendants and sought indemnification under the Company's Articles for costs and expenses (including attorney's fees) incurred pursuant to the various legal proceedings and related regulatory investigations described above. On April 30, 2013, Mr. Okada filed his reply to the counterclaim. On February 4, 2014, the court entered an order on the parties' stipulation that: (1) dismissed all claims Mr. Okada asserted against the Company; (2) reserved Mr. Okada's right to assert, in the future, any claims for indemnity following the resolution of the Redemption Action; and (3) stayed the claims asserted by the Company against Mr. Okada pending the resolution of the Redemption Action.

Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Macau Action:

On July 3, 2015, Wynn Macau, Limited announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and/or Wynn Macau, Limited (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in the Company was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where the Company is building Wynn Palace was unlawful and that the Company's previously disclosed donation to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Macau Court has not yet served the complaint on all of the defendants.

The Company believes the claims are without merit and will vigorously defend the Wynn Macau Parties against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Related Investigations and Derivative Litigation

Investigations:

In the U.S. Department of Justice's Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action, the Department of Justice states in a footnote that the government also has been conducting a criminal investigation into the Company's previously disclosed donation to the University of Macau Development Foundation. The Company has not received any target letter or subpoena in connection with such an investigation. The Company intends to cooperate fully with the government in response to any inquiry related to the donation to the University of Macau Development Foundation.

Other regulators may pursue separate investigations into the Company's compliance with applicable laws arising from the allegations in the matters described above and in response to the Counterclaim and other litigation filed by Mr. Okada suggesting improprieties in connection with the Company's donation to the University of Macau Development Foundation. While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company. Prior investigations by the Nevada Gaming Control Board and SEC were closed with no actions taken.

Derivative Claims:

Six derivative actions were commenced against the Company and all members of its Board of Directors: four in the United States District Court, District of Nevada, and two in the Eighth Judicial District Court of Clark County, Nevada.

The four federal actions brought by the following plaintiffs have been consolidated: (1) The Louisiana Municipal Police Employees' Retirement System, (2) Maryanne Solak, (3) Excavators Union Local 731 Welfare Fund, and (4) Boilermakers Lodge No. 154 Retirement Fund (collectively, the "Federal Plaintiffs").

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all Company directors, including Mr. Okada, however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company's officers and directors complied with federal and state laws and the Company's Code of Conduct; (b) voting to allow the Company's subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014. The Company filed a response on December 18, 2014 and the Federal Plaintiffs filed a reply brief on January 30, 2015.

The two state court actions brought by the following plaintiffs also have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "State Plaintiffs"). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys' fees and costs. On October 13, 2012, the court entered the parties'

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

stipulation providing for a stay of the state derivative action for 90 days, subject to the parties' obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, the Company and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

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

Revere Action: On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun, the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan Sun filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan Sun's and the City of Revere's complaints. Oral argument on these motions is scheduled for September 22, 2015.

Somerville Action: On December 4, 2014, the City of Somerville filed a complaint similar to the one in the Revere Action against the MGC and each of the five gaming commissioners in Suffolk Superior Court. The City of Somerville filed a motion to stay its case pending the results of the Massachusetts Department of Environmental Protection's review of Wynn MA's proposed project and the required mitigation actions. The motion to stay was not opposed by the MGC and on July 9, 2015, the court granted the City of Somerville's motion to stay.

Boston Action: On January 5, 2015, the City of Boston filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court for certiorari and declaratory relief in connection with the MGC's award of the license to Wynn MA. The complaint seeks to contest the MGC's decision that Boston is a surrounding community, rather than a host community to the Wynn resort in Massachusetts. On May 20, 2015, the City of Boston filed an amended complaint requesting the court to nullify and vacate all decisions made by the MGC leading to and resulting in MGC's license award to Wynn MA; to declare invalid the MGC's regulations regarding the arbitration of surrounding community agreements; and to issue a declaration disqualifying all gaming commissioners from further participating in the gaming licensing process for Region A. The MGC filed a motion to dismiss Boston's amended complaint, and on July 9, 2015, the court denied the MGC's motion to dismiss the amended complaint, but established a briefing schedule for the MGC to file a motion to dismiss on the pending lawsuit and oral argument is scheduled for September 22, 2015.

Wynn MA is not named in the above complaints. The MGC has retained private legal representation at its own nontaxpayer-funded expense.

On July 6, 2015, twenty four (24) individuals (taxable inhabitants) and more than ten (10) voters of the Commonwealth of Massachusetts filed a complaint in Suffolk Superior Court against the Massachusetts Bay Transportation Authority ("MBTA"),

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the Massachusetts Department of Transportation, and Wynn MA seeking a declaration that the proposed conveyance of a parcel of land in Everett, Massachusetts from the MBTA to Wynn MA violates state law. The court has established a briefing schedule for the MBTA and Wynn MA to file a motion to dismiss and oral argument is scheduled for September 4, 2015.

The Company will vigorously defend Wynn MA against the claims. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 15 - Income Taxes

For the three months ended June 30, 2015 and 2014, the Company recorded a tax expense of $13.3 million and $0.8 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded a tax expense of $16.5 million and $3.4 million, respectively. The Company's income tax expense for the three and six months ended June 30, 2015 and 2014 is primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits ("FTCs") that are not expected to provide a U.S. tax benefit in future years.

Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. The Company recorded deferred U.S. income taxes of $2.8 million with respect to amounts not considered permanently invested. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2015 and 2014, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.5 million and $6.5 million, respectively.

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
Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2015. In June 2015, Wynn Macau SA applied for an additional 5-year exemption from Macau Complementary Tax on casino gaming profits through December 31, 2020. During each of the three months ended June 30, 2015 and 2014, the Company was exempted from the payment of $10.1 million and $23.0 million in such taxes. For the six months ended June 30, 2015 and 2014, the Company was exempted from the payment of such taxes totaling $23.9 million and $54.6 million, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $15.5 million (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends is effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.

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

In June 2015, the Financial Services Bureau commenced an examination of the 2012 Macau income tax return of Wynn Macau SA. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16 - Segment Information

The Company reviews the results of operations for each of its operating segments. Wynn Macau and Encore at Wynn Macau are managed as a single integrated resort and have been aggregated as one reportable segment ("Macau Operations"). Wynn Las Vegas and Encore at Wynn Las Vegas are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). The Company identifies each resort as a reportable segment considering operations within each resort have similar economic characteristics, type of customers, types of services and products, the regulatory environment of the operations and the Company's organizational and management reporting structure. The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments.

The Company's projects under development are Wynn Palace and the Wynn resort in Massachusetts. In the following tables, the assets of the Wynn resort in Massachusetts are included in Corporate and Other. Other Macau primarily represents cash and investment securities held at the Company's Macau holding company. The following tables present the Company's segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues
Macau Operations	$616,952	$960,635	$1,322,309	$2,093,333
Las Vegas Operations	423,506	451,428	810,387	832,343
Total	$1,040,458	$1,412,063	$2,132,696	$2,925,676
Adjusted Property EBITDA (1)
Macau Operations	$173,391	$307,001	$385,733	$691,329
Las Vegas Operations	122,037	160,424	232,714	270,712
Total	295,428	467,425	618,447	962,041
Other operating costs and expenses
Pre-opening costs	16,875	5,001	32,966	8,074
Depreciation and amortization	81,913	78,351	164,779	155,010
Property charges and other	472	2,100	2,976	12,034
Corporate expenses and other	16,838	31,909	42,480	55,799
Stock-based compensation	10,336	8,424	20,996	12,345
Equity in income (loss) from unconsolidated affiliates	(127)	298	70	606
Total other operating costs and expenses	126,307	126,083	264,267	243,868
Operating income	169,121	341,342	354,180	718,173
Non-operating income and expenses
Interest income	1,498	5,505	3,190	10,258
Interest expense, net of amounts capitalized	(75,236)	(81,765)	(153,219)	(157,021)
Decrease in swap fair value	(1,114)	(4,653)	(5,723)	(3,811)
Loss on extinguishment of debt	(3,839)	(2,254)	(120,033)	(3,783)
Equity in income (loss) from unconsolidated affiliates	(127)	298	70	606
Other	198	693	1,331	396
Total other non-operating costs and expenses	(78,620)	(82,176)	(274,384)	(153,355)
Income before income taxes	90,501	259,166	79,796	564,818
Provision for income taxes	(13,298)	(764)	(16,495)	(3,373)
Net income	$77,203	$258,402	$63,301	$561,445

(1)
"Adjusted Property EBITDA" is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

water rights leases, stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, and other non-operating income and expenses and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	June 30, 2015	December 31, 2014
Assets
Macau
Macau Operations	$1,317,663	$1,520,098
Wynn Palace	2,623,258	1,854,521
Other Macau	127,956	974,170
Total Macau	4,068,877	4,348,789
Las Vegas Operations	3,372,595	3,472,931
Corporate and other	1,841,570	1,241,141
	$9,283,042	$9,062,861

Note 17 - Subsequent Event

On July 29, 2015, the Company announced a cash dividend of $0.50 per share, payable on August 20, 2015 to stockholders of record as of August 11, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, all references herein to the "Company," "we," "us" or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own 72% of Wynn Macau, Limited and operate Wynn Macau and Encore at Wynn Macau. We refer to the integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are developing Wynn Palace, an integrated casino resort in the Cotai area of Macau. In addition, we are developing an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau | Encore is located.

Wynn Macau | Encore features the following as of July 15, 2015:

•	Approximately 284,000 square feet of casino space offering 24-hour gaming and a full range of games with 469 table games and 749 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious guest rooms and suites;

•	Casual and fine dining in eight restaurants;

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

Las Vegas Operations

Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building, and approximately five acres adjacent to the golf course on which an office building is located.

Wynn Las Vegas | Encore features the following as of July 15, 2015:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 235 table games and 1,868 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

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

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting "Steve Wynn's Showstoppers," a Broadway-style entertainment production;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas and two full service spas and salons;

•	A Ferrari and Maserati automobile dealership; and

•	Wedding chapel.

In response to our evaluation of our Las Vegas Operations and the reactions of our guests, we have made and expect to continue to remodel and make enhancements and refinements to Wynn Las Vegas | Encore. In June 2015, we began the remodel of guest rooms in our Encore hotel tower. We expect these room renovations to be completed by the end of 2015 and believe there will not be a significant impact to our operations and results during the renovation period.

Future Development

We are currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, meeting space, a casino, a spa, retail offerings and food and beverage outlets in the Cotai area of Macau. In July 2013, we signed a $2.6 billion guaranteed maximum price ("GMP") contract for the project's construction. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.1 billion. As of June 30, 2015, we have invested approximately $2.7 billion in the project. We expect to open Wynn Palace on Cotai in the first half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, outside of Boston. On January 2, 2015, the Company purchased 33 acres of land along the Mystic River, which will be the main site to build the Wynn resort in Massachusetts. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which Condensed Consolidated Statements of Income are presented. Below are definitions of these key operating measures discussed:

•	Table drop for our Macau Operations is the amount of cash that is deposited in a gaming table's drop box plus cash chips purchased at the casino cage.

•	Table drop for our Las Vegas Operations is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Turnover is the sum of all losing rolling chip wagers within our Macau Operations' VIP program.

•	Table games win is the amount of table drop or turnover that is retained and recorded as casino revenue.

•	Rolling chips are identifiable chips that are used to track turnover for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenue.

•
Average daily rate ("ADR") is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms occupied including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues including the retail value of promotional allowances (less service charges, if any) by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

Below is a discussion of the methodologies used to calculate win percentage at our resorts.

In our VIP casino in Macau, customers primarily purchase non-negotiable chips, commonly referred to as rolling chips, from the casino cage and there is no deposit into a gaming table drop box from chips purchased from the cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP casino is recorded as turnover and provides the basis for calculating VIP casino win percentage. It is customary in Macau to measure VIP casino play using this rolling chip method. We expect our win as a percentage of turnover in this segment to be within the range of 2.7% to 3.0%.

In our mass market casino in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage. Beginning in the second quarter of 2015, the sum of these purchases is the base of measurement we will use for calculating win percentage in our mass market casino in accordance with standard Macau industry practice. All prior period amounts have been adjusted to conform to this new measurement.

The measurements in our VIP casino and the mass market casino are not comparable as the mass market casino tracks the initial purchase of chips at the gaming table and casino cage while the measurement method in our VIP casino tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the base measurement in the mass market casino. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP casino when compared to the mass market casino.

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 24%.

Results of Operations

Summary second quarter 2015 results

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014	Percent Change	2015	2014	Percent Change
Net revenues	$1,040,458	$1,412,063	(26.3)	$2,132,696	$2,925,676	(27.1)
Net income attributable to Wynn Resorts, Limited	$56,460	$203,906	(72.3)	$11,859	$430,802	(97.2)
Diluted net income per share	$0.56	$2.00	(72.2)	$0.12	$4.22	(97.2)
Adjusted Property EBITDA	$295,428	$467,425	(36.8)	$618,447	$962,041	(35.7)

During the three months ended June 30, 2015, our net income attributable to Wynn Resorts, Limited was $56.5 million, a decrease of 72.3% over the same period of 2014, resulting in diluted net income per share of $0.56. The reduction in net income attributable to Wynn Resorts, Limited was driven by a decrease in casino revenues from both our Macau Operations and Las Vegas Operations. Adjusted Property EBITDA decreased year-over-year by 36.8%, from $467.4 million for the three months ended June 30, 2014 to $295.4 million for the same period of 2015. Our results reflect continued weak VIP gaming operations performance from our Macau Operations, with reduction in turnover of 41.1% for the three months ended June 30, 2015 compared to the same period in 2014. The VIP turnover reduction is a result of the current market conditions in Macau as well as regional economic factors on games promoters and our premium customers.

During the six months ended June 30, 2015, our net income attributable to Wynn Resorts, Limited was $11.9 million, a decrease of 97.2% over the same period of 2014, resulting in diluted net income per share of $0.12. Adjusted Property EBITDA decreased year-over-year by 35.7%, from $962.0 million for the six months ended June 30, 2014 to $618.4 million for the same period of 2015. Our results for the six months ended June 30, 2015 were primarily driven by a decrease in casino revenues from our Macau Operations and $120.0 million in losses from the extinguishment of debt related to the purchase of first mortgage notes due 2020 pursuant to a cash tender offer and subsequent redemption of untendered notes.

Financial results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Percent Change
Net revenues
Macau Operations	$616,952	$960,635	(35.8)
Las Vegas Operations	423,506	451,428	(6.2)
	$1,040,458	$1,412,063	(26.3)

Net revenues decreased 26.3%, or $371.6 million, to $1,040.5 million for the three months ended June 30, 2015, from $1,412.1 million for the same period in 2014. The decline is primarily due to a $329.5 million decrease in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$714,208	$1,091,595	(34.6)
Non-casino revenues	326,250	320,468	1.8
	$1,040,458	$1,412,063	(26.3)

Casino revenues were 68.6% of total net revenues for the three months ended June 30, 2015, compared to 77.3% for the same period of 2014, while non-casino revenues were 31.4% of total net revenues, compared to 22.7% for the same period of 2014. The significant decline in casino revenues from our Macau Operations and the non-casino revenue performance at our Las Vegas Operations has affected the mix of casino and non-casino revenues.

Casino Revenues

Casino revenues decreased 34.6%, or $377.4 million, to $714.2 million for the three months ended June 30, 2015, from $1,091.6 million in the same period of 2014. The decline is primarily due to our Macau Operations, which experienced a year-over-year decrease in casino revenues of 36.3% from $909.1 million to $579.5 million. Our VIP gaming operations drove the Macau Operations casino revenue reduction, with $15.5 billion in VIP turnover for the three months ended June 30, 2015, compared to $26.4 billion for the same period of 2014. In addition, our mass market gaming operations contributed to the Macau Operations decline with a 16.5% decrease in table drop combined with a reduction in table games win percentage of 4.3 percentage points.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Three Months Ended June 30,
	2015	2014	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$579,519	$909,061	$(329,542)	(36.3)
Average number of table games	470	455	15	3.3
VIP
Average number of table games	247	263	(16)	(6.1)
VIP turnover	$15,537,003	$26,361,791	$(10,824,788)	(41.1)
Table games win	$453,203	$771,152	$(317,949)	(41.2)
VIP win as a % of turnover	2.92%	2.93%	(0.01)
Table games win per unit per day	$20,177	$32,176	$(11,999)	(37.3)
Mass market
Average number of table games	223	192	31	16.1
Table drop	$1,193,916	$1,429,987	$(236,071)	(16.5)
Table games win	$208,620	$311,049	$(102,429)	(32.9)
Table games win %	17.5%	21.8%	(4.3)
Table games win per unit per day	$10,274	$17,852	$(7,578)	(42.4)

Average number of slot machines	707	624	83	13.3
Slot machine handle	$1,027,557	$1,457,653	$(430,096)	(29.5)
Slot machine win	$51,138	$65,983	$(14,845)	(22.5)
Slot machine win per unit per day	$795	$1,163	$(368)	(31.6)

Las Vegas Operations:
Total casino revenues	$134,689	$182,534	$(47,845)	(26.2)
Average number of table games	235	233	2	0.9
Table drop	$509,309	$629,047	$(119,738)	(19.0)
Table games win	$99,313	$172,054	$(72,741)	(42.3)
Table games win %	19.5%	27.4%	(7.9)
Table games win per unit per day	$4,650	$8,130	$(3,480)	(42.8)

Average number of slot machines	1,868	1,837	31	1.7
Slot machine handle	$712,147	$706,870	$5,277	0.7
Slot machine win	$51,010	$46,131	$4,879	10.6
Slot machine win per unit per day	$300	$276	$24	8.7

Non-casino revenues

Non-casino revenues increased 1.8%, or $5.8 million, to $326.3 million for the three months ended June 30, 2015, from $320.5 million for the same period of 2014.

Room revenues decreased 1.0%, or $1.4 million, to $139.9 million for the three months ended June 30, 2015, from $141.4 million for the same period of 2014 due to a $2.4 million decline from our Macau Operations, partially offset by an increase in our Las Vegas Operations.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Three Months Ended June 30,
	2015	2014	Percent Change (a)
Macau Operations:
Total room revenues (dollars in thousands)	$31,078	$33,444	(7.1)
Occupancy	96.4%	98.4%	(2.0)
ADR	$321	$334	(3.9)
REVPAR	$310	$329	(5.8)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$108,834	$107,911	0.9
Occupancy	88.4%	88.4%	—
ADR	$289	$283	2.1
REVPAR	$255	$251	1.6
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues increased 3.8%, or $6.7 million, to $181.0 million for the three months ended June 30, 2015, from $174.3 million for the same period of 2014. The increase is primarily due to an increase in revenues at our Las Vegas nightclubs, partially offset by a decline in revenues from restaurants at our Macau Operations.

Entertainment, retail and other decreased 11.3%, or $11.2 million, to $87.5 million for the three months ended June 30, 2015, from $98.6 million for the same period of 2014. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 12.5%, or $11.7 million, to $82.1 million for the three months ended June 30, 2015, from $93.8 million for the same period of 2014. As a percentage of total casino revenues, promotional allowances were 11.5% for the three months ended June 30, 2015, compared to 8.6% for the same period of 2014, as the decline in total complimentaries was less than the decline in total casino revenues.

Operating costs and expenses

Operating costs and expenses decreased 18.6%, or $199.4 million, to $871.3 million for the three months ended June 30, 2015, from $1,070.7 million for the same period of 2014, mainly from a decrease in casino expenses.

Casino expenses decreased 31.5%, or $214.7 million, to $466.5 million for the three months ended June 30, 2015, from $681.2 million for the same period of 2014, primarily due to lower gaming taxes with a 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 36.3% decrease in casino revenues at our Macau Operations.

Room expenses were relatively flat at $37.6 million for the three months ended June 30, 2015, compared to $37.7 million, for the same period of 2014.

Food and beverage expenses increased 10.2%, or $10.3 million, to $111.0 million for the three months ended June 30, 2015, from $100.7 million for the same period of 2014. The increase is primarily a result of higher costs in the current period for entertainment at our Las Vegas nightclubs.

General and administrative expenses decreased 11.5%, or $14.8 million, to $113.7 million for the three months ended June 30, 2015, from $128.5 million in the same period of 2014. The majority of the reduction is attributable to a decrease in bonus expense associated with annual performance awards, pre-development costs for the three months ended June 30, 2014 for our Wynn resort in Everett which were incurred prior to being awarded a gaming license in Massachusetts and other corporate-related expenses.

We had a provision for doubtful accounts of $4.3 million for the three months ended June 30, 2015, compared to a benefit for doubtful accounts of $2.7 million for the same period of 2014. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening costs were $16.9 million for the three months ended June 30, 2015, compared to $5.0 million for the same period of 2014 and were associated with the design and planning for our development projects. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace progresses toward the expected completion in the first half of 2016 and with development of the Wynn resort in Massachusetts.

Depreciation and amortization increased 4.5%, or $3.6 million, to $81.9 million for the three months ended June 30, 2015, from $78.4 million for the same period of 2014. The increase is primarily due to additional depreciation associated with building improvements at our Macau Operations, including our new VIP gaming rooms, and equipment additions at our Las Vegas nightclubs.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$86,990	$89,374	(2.7)
Capitalized interest	(11,754)	(7,609)	54.5
	$75,236	$81,765	(8.0)

Capitalized interest increased $4.1 million to $11.8 million for the three months ended June 30, 2015, due to the ongoing borrowings and construction costs related to Wynn Palace and the Wynn resort in Massachusetts. Our interest cost decreased $2.4 million to $87.0 million for the three months ended June 30, 2015. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In March 2014, we issued $750 million of 5 1/4% senior notes due 2021. As a result of these financing activities, our weighted average interest rate was lower for the three months ended June 30, 2015, compared to the same period of 2014.

Other non-operating income and expenses

During the three months ended June 30, 2015, we recognized $3.8 million in loss on extinguishment of debt, compared to $2.3 million for the same period of 2014. In connection with the May 2015 redemption of the untendered 7 7/8% first mortgage notes due 2020, we incurred a loss associated with the premium paid, unamortized financing costs and original issue discount. During the three months ended June 30, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized financing costs and original issue discount.
We incurred a loss of $1.1 million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $1.5 million for the three months ended June 30, 2015, compared to $5.5 million for the three months ended June 30, 2014. During 2015 and 2014, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the three months ended June 30, 2015 and 2014, we recorded a tax expense of $13.3 million and $0.8 million, respectively. Our income tax expense in the current year and in the prior year is primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits ("FTCs") that are not expected to provide a U.S. tax benefit in future years.

Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. We recorded deferred U.S. income taxes of $2.8 million with respect to amounts not considered permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended June 30, 2015 and 2014, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.1 million and $4.1 million, respectively.
Wynn Resorts (Macau) S.A. ("Wynn Macau SA") has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2015. In June 2015, Wynn Macau SA applied for an additional 5-year exemption from Macau Complementary Tax on casino gaming profits through December 31, 2020. During each of the three months ended June 30, 2015 and 2014, we were exempt from the payment of $10.1 million and $23.0 million in such taxes respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $15.5 million (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends is effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.
In December 2014, we received notification that for the 2015 tax year we had been accepted for the Compliance Maintenance phase of the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). CAP accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer's tax positions based on the complexity and number of issues, and the taxpayer's history of compliance, cooperation and transparency in the CAP.
In June 2015, the Financial Services Bureau commenced an examination of the 2012 Macau income tax return of Wynn Macau SA. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $20.7 million for the three months ended June 30, 2015, compared to $54.5 million for the three months ended June 30, 2014. These amounts represent the noncontrolling interest's share of net income from Wynn Macau, Limited.

Financial results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	Percent Change
Net revenues
Macau Operations	$1,322,309	$2,093,333	(36.8)
Las Vegas Operations	810,387	832,343	(2.6)
	$2,132,696	$2,925,676	(27.1)

Net revenues decreased 27.1%, or $793.0 million, to $2,132.7 million for the six months ended June 30, 2015, from $2,925.7 million for the same period in 2014. The decline is primarily due to a $736.1 million decrease in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$1,540,307	$2,317,728	(33.5)
Non-casino revenues	592,389	607,948	(2.6)
	$2,132,696	$2,925,676	(27.1)

Casino revenues were 72.2% of total net revenues for the six months ended June 30, 2015, compared to 79.2% for the same period of 2014, while non-casino revenues were 27.8% of total net revenues, compared to 20.8% for the same period of 2014. The significant decline in casino revenues from our Macau Operations and the non-casino revenue performance at our Las Vegas Operations has affected the mix of casino and non-casino revenues.

Casino Revenues

Casino revenues decreased 33.5%, or $777.4 million, to $1,540.3 million for the six months ended June 30, 2015, from $2,317.7 million in the same period of 2014. The decline is primarily due to our Macau Operations, which experienced a year-over-year decrease in casino revenues of 37.2% from $1,979.9 million to $1,243.8 million. Our VIP gaming operations drove the Macau Operations casino revenue reduction, with $32.7 billion in VIP turnover for the six months ended June 30, 2015, compared to $62.4 billion for the same period of 2014.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Six Months Ended June 30,
	2015	2014	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$1,243,839	$1,979,915	$(736,076)	(37.2)
Average number of table games	468	473	(5)	(1.1)
VIP
Average number of table games	250	271	(21)	(7.7)
VIP turnover	$32,664,669	$62,359,507	$(29,694,838)	(47.6)
Table games win	$933,568	$1,774,388	$(840,820)	(47.4)
VIP win as a % of turnover	2.86%	2.85%	0.01
Table games win per unit per day	$20,665	$36,157	$(15,492)	(42.8)
Mass market
Average number of table games	218	202	16	7.9
Table drop	$2,474,260	$2,799,783	$(325,523)	(11.6)
Table games win	$488,180	$611,758	$(123,578)	(20.2)
Table games win %	19.7%	21.9%	(2.2)
Table games win per unit per day	$12,339	$16,722	$(4,383)	(26.2)

Average number of slot machines	678	732	(54)	(7.4)
Slot machine handle	$2,067,172	$2,856,543	$(789,371)	(27.6)
Slot machine win	$98,916	$135,420	$(36,504)	(27.0)
Slot machine win per unit per day	$806	$1,022	$(216)	(21.1)

Las Vegas Operations:
Total casino revenues	$296,468	$337,813	$(41,345)	(12.2)
Average number of table games	236	232	4	1.7
Table drop	$1,082,921	$1,276,483	$(193,562)	(15.2)
Table games win	$234,992	$305,788	$(70,796)	(23.2)
Table games win %	21.7%	24.0%	(2.3)
Table games win per unit per day	$5,501	$7,281	$(1,780)	(24.4)

Average number of slot machines	1,861	1,851	10	0.5
Slot machine handle	$1,474,331	$1,450,668	$23,663	1.6
Slot machine win	$99,427	$91,632	$7,795	8.5
Slot machine win per unit per day	$295	$274	$21	7.7

Non-casino revenues

Non-casino revenues decreased 2.6%, or $15.6 million, to $592.4 million for the six months ended June 30, 2015, from $607.9 million for the same period of 2014, driven by a reduction from our Macau Operations primarily offset by an increase from our Las Vegas Operations.

Room revenues decreased 2.1%, or $5.9 million, to $272.0 million for the six months ended June 30, 2015, from $277.8 million in the same period of 2014. Our Macau Operations accounted for $3.4 million of the decrease, while our Las Vegas Operations accounted for $2.5 million of the decrease.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Six Months Ended June 30,
	2015	2014	Percent Change (a)
Macau Operations:
Total room revenues (dollars in thousands)	$63,493	$66,847	(5.0)
Occupancy	96.9%	98.3%	(1.4)
ADR	$326	$336	(3.0)
REVPAR	$316	$330	(4.2)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$208,474	$210,983	(1.2)
Occupancy	85.7%	88.1%	(2.4)
ADR	$286	$279	2.5
REVPAR	$245	$246	(0.4)
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat with $317.0 million for the six months ended June 30, 2015, compared to $316.1 million for the same period of 2014. We experienced an increase in revenues at our Las Vegas nightclubs offset by a decline in revenues from restaurants at our Macau Operations.

Entertainment, retail and other decreased 13.5%, or $27.7 million, to $177.8 million for the six months ended June 30, 2015, from $205.5 million for the same period of 2014. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 8.9%, or $17.1 million, to $174.4 million for the six months ended June 30, 2015, from $191.5 million for the same period of 2014. As a percentage of total casino revenues, promotional allowances were 11.3% for the six months ended June 30, 2015, compared to 8.3% for the same period of 2014.

Operating costs and expenses

Operating costs and expenses decreased 19.4%, or $429.0 million, to $1,778.5 million for the six months ended June 30, 2015, from $2,207.5 million for the same period of 2014, mainly from a decrease in casino expenses.

Casino expenses decreased 32.4%, or $474.4 million, to $990.6 million for the six months ended June 30, 2015, from $1,465.0 million for the same period of 2014, primarily due to lower gaming taxes with a 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 37.2% decrease in casino revenues at our Macau Operations.

Room expenses were relatively flat for the six months ended June 30, 2015 compared to the same period of 2014.

Food and beverage expenses increased 6.7%, or $11.7 million, to $187.4 million for the six months ended June 30, 2015, from $175.6 million for the same period of 2014. The increase is primarily a result of higher costs in the current period for entertainment at our Las Vegas nightclubs.

Entertainment, retail and other expenses decreased 6.1%, or $5.1 million to $79.3 million for the six months ended June 30, 2015, from $84.4 million in the same period of 2014. The decrease is primarily attributable to the reduction in merchandise cost at our Macau Operations associated with the decline in retail shop revenues, partially offset by an increase from our Las Vegas Operations due to costs associated with Steve Wynn's Showstoppers, which opened in December 2014.

General and administrative expenses decreased 1.6%, or $3.9 million, to $235.9 million for the six months ended June 30, 2015, from $239.8 million in the same period of 2014. The majority of the reduction is attributable to a decrease in bonus expense associated with annual performance awards, pre-development costs for the six months ended June 30, 2014 for our

Wynn resort in Everett which were incurred prior to being awarded a gaming license in Massachusetts, partially offset by increases in other corporate-related expenses and advertising expenses from our Las Vegas Operations.

Provision for doubtful accounts increased $15.8 million from a benefit of $5.4 million for six months ended June 30, 2014 to a provision of $10.4 million for the same period of 2015. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening costs were $33.0 million for the six months ended June 30, 2015, compared to $8.1 million for the same period of 2014 and were associated with the design and planning for our development projects. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace progresses toward the expected completion in the first half of 2016 and with development of the Wynn resort in Massachusetts.

Depreciation and amortization increased 6.3%, or $9.8 million, to $164.8 million for the six months ended June 30, 2015, from $155.0 million for the same period of 2014. The increase is primarily due to additional depreciation associated with building improvements at our Macau Operations, including our new VIP gaming rooms, and equipment additions at our Las Vegas nightclubs.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$175,831	$170,327	3.2
Capitalized interest	(22,612)	(13,306)	69.9
	$153,219	$157,021	(2.4)

Capitalized interest increased $9.3 million to $22.6 million for the six months ended June 30, 2015, due to the ongoing borrowings and construction costs related to Wynn Palace and the Wynn resort in Massachusetts. Our interest cost increased $5.5 million to $175.8 million for the six months ended June 30, 2015. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In March 2014, we issued $750 million of 5 1/4% senior notes due 2021. As a result of these financing activities, our weighted average interest rate was lower for the six months ended June 30, 2015 compared to the same period of 2014.

Other non-operating income and expenses

During the six months ended June 30, 2015, we recognized $120.0 million in loss on extinguishment of debt, compared to $3.8 million for the same period of 2014, which included $116.2 million in loss from extinguishment of debt primarily in connection with the cash tender offer discussed above. In connection with the May 2015 redemption of the untendered 7 7/8% first mortgage notes due 2020, we incurred a loss associated with the premium paid, unamortized financing costs and original issue discount. During the six months ended June 30, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized financing costs and original issue discount.
We incurred a loss of $5.7 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $3.2 million for the six months ended June 30, 2015, compared to $10.3 million for the same period in 2014. During 2015 and 2014, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the six months ended June 30, 2015 and 2014, we recorded a tax expense of $16.5 million and $3.4 million, respectively. Our income tax expense in the current year and in the prior year is primarily related to an increase in the domestic valuation allowance for U.S. FTCs that are not expected to provide a U.S. tax benefit in future years.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. We recorded deferred U.S. income taxes of $2.8 million with respect to amounts not considered permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the six months ended June 30, 2015 and 2014, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.5 million and $6.5 million, respectively.
Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2015. In June 2015, Wynn Macau SA applied for an additional 5-year exemption from Macau Complementary Tax on casino gaming profits through December 31, 2020. During the six months ended June 30, 2015 and 2014, we were exempt from the payment of $23.9 million and $54.6 million in such taxes respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP $15.5 million (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends is effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.
In December 2014, we received notification that for the 2015 tax year we had been accepted for the Compliance Maintenance phase of the IRS CAP. CAP accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer's tax positions based on the complexity and number of issues, and the taxpayer's history of compliance, cooperation and transparency in the CAP.
In June 2015, the Financial Services Bureau commenced an examination of the 2012 Macau income tax return of Wynn Macau SA. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $51.4 million for the six months ended June 30, 2015, compared to $130.6 million for the six months ended June 30, 2014. These amounts represent the noncontrolling interest's share of net income from Wynn Macau, Limited.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, and other non-operating income and expenses, and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements", Note 16 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Macau Operations	$173,391	$307,001	$385,733	$691,329
Las Vegas Operations	122,037	160,424	232,714	270,712
	$295,428	$467,425	$618,447	$962,041

Adjusted Property EBITDA at our Macau Operations decreased year-over-year by 43.5% and 44.2% for the three and six months ended June 30, 2015, respectively, primarily due to the decline in VIP turnover.

Adjusted Property EBITDA at our Las Vegas Operations decreased year-over-year by 23.9% and 14.0% for the three and six months ended June 30, 2015, respectively, primarily due to the decline in casino revenues.

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

Net cash provided by operations for the six months ended June 30, 2015 was $186.3 million, compared to $578.1 million for the six months ended June 30, 2014. The reduction was primarily due to lower operating income that was driven by stronger operating results in the prior year and from the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $964.5 million, compared to $254.2 million for the same period in 2014. Capital expenditures, net of construction payables and retention, were $909.9 million and $415.6 million for the six months ended June 30, 2015 and 2014, respectively, with the increase primarily associated with Wynn Palace construction. During the six months ended June 30, 2014, we were provided $199.8 million of proceeds from restricted cash which we applied to payment of certain Wynn Palace related construction and development costs.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $84.1 million, compared to $275.5 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and borrowed $411.9 million under our bank credit facilities. We used proceeds from the senior notes issuance for the purchase of $1.5 billion of our first mortgage notes due in 2020. An additional $86.3 million has been restricted for the redemption of the remaining notes due in 2020, which will take place in August. During the six months ended June 30, 2015, these proceeds were also offset by payments of $127.6 million in financing costs primarily in connection with the senior notes issuance and repurchases of the first mortgage notes, as well as $396.9 million in dividends. During the six months ended June 30, 2014, we were provided proceeds of $756.2 million from the issuance of senior notes, partially offset by the payment of dividends of $434.3 million and open market repurchases of $32.0 million in principal of first mortgage notes.

Capital Resources

As of June 30, 2015, we had approximately $1,488.2 million of cash and cash equivalents and $245.6 million of available-for-sale investments in domestic debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn Macau, Limited and its subsidiaries held $316.4 million in cash, of which we own 72%. If our portion of this cash was repatriated to the U.S. on June 30, 2015, it would not be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited (including its subsidiaries other than Wynn Las Vegas and Wynn Macau), which is not a guarantor of the debt of its subsidiaries, held $1,006.1 million and $245.6 million of cash and available-for-sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $165.7 million.

We expect that our future cash needs will relate primarily to the funding of our development projects, debt service and retirement, general corporate purposes and enhancements to our operating resorts. We intend to primarily fund our development projects with operating cash flow and the available borrowing capacity under our bank credit facilities.

The Company's Wynn Macau credit facilities include a $950 million equivalent fully funded senior secured term loan facility and a $1.55 billion equivalent senior secured revolving credit facility (together, the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities, which consist of both Hong Kong and United States dollar tranches, will be used to fund the design, development, construction and pre-opening expenses of Wynn Palace, and for general corporate purposes. As of June 30, 2015, the Company had $1.01 billion of available borrowing capacity under the senior secured revolving credit facility.

The Company's Wynn America credit facilities include a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility entered into by Wynn America, LLC in November 2014 (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities will be used to fund the design, development, construction and pre-opening expenses of the Wynn resort in Massachusetts and for other general corporate purposes. As of June 30, 2015, there were no amounts drawn under the Wynn America Credit Facilities; however, there were outstanding letters of credit totaling $8.9 million reducing the available borrowing capacity to $1.24 billion.

We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2015, we had outstanding letters of credit totaling $8.9 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2015 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed above under "Financing Activities."

Other Factors Affecting Liquidity

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas, LLC, Wynn America, LLC and Wynn Macau SA debt instruments restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its first mortgage notes from making certain "restricted payments" as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Macau Credit Facilities contain similar restrictions, including a specified leverage ratio, which must be met in order to pay dividends. Wynn Macau is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC's indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau, Limited's debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements", Note 14 "Commitments and Contingencies."

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these policies for the six months ended June 30, 2015.

Recently Issued Accounting Standards

See related disclosure at Item 1—"Notes to Condensed Consolidated Financial Statements", Note 2 "Summary of Significant Accounting Policies."

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q based upon the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include, but are not limited to, information about our business strategy, development activities, competition and possible or assumed future results of operations, throughout this report and are often preceded by, followed by or include the words "may," "will," "should," "would," "could," "believe," "expect," "anticipate," "estimate," "intend," "plan," "continue" or the negative of these terms or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

•	our dependence on Stephen A. Wynn;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	general global political and economic conditions, which may impact levels of travel, leisure and consumer spending;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada's shares;

•	pending or future legal proceedings, regulatory or enforcement actions or probity investigations;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	competition in the casino/hotel and resort industries and actions taken by our competitors, including new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	our relationships with Macau games promoters;

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

•	our subsidiaries' ability to pay us dividends and distributions;

•	our ability to protect our intellectual property rights;

•	doing business in foreign locations such as Macau;

•	legalization of gaming in certain jurisdictions; and

•	changes in exchange rates.

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

We currently have three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. Under two of the swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017. As of June 30, 2015 and December 31, 2014, the interest rate swaps used to hedge the Hong Kong Dollar tranches of borrowings were recorded as a liability of $0.3 million in other long term liabilities and as an asset of $3.9 million in deposits and other assets, respectively.

Under the third swap agreement, we pay a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Senior Term Loan in exchange for receipts on the same amount at a variable-rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.43% to 3.18%. This interest rate swap agreement matures in July 2017. As of June 30, 2015 and December 31, 2014, the interest swap used to hedge the United States Dollar tranche of borrowings was recorded as an asset of $0.5 million and $2.0 million, respectively, and included in deposits and other assets.

Interest Rate Sensitivity

As of June 30, 2015, approximately 91% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2015, an assumed 1% change in the variable rates would cause our annual interest cost to change by $7.4 million.

Foreign Currency Risks

The currency delineated in Wynn Macau's concession agreement with the government of Macau is the Macau pataca. The Macau pataca, which is not a freely convertible currency, is linked to the Hong Kong dollar, and in many cases the two are used interchangeably in Macau. The Hong Kong dollar is linked to the U.S. dollar and the exchange rate between these two currencies has remained relatively stable over the past several years. However, the exchange linkages of the Hong Kong dollar and the Macau pataca, and the Hong Kong dollar and the U.S. dollar, are subject to potential changes due to, among other things, changes in Chinese governmental policies and international economic and political developments.

If the Hong Kong dollar and the Macau pataca are not linked to the U.S. dollar in the future, severe fluctuations in the exchange rate for these currencies may result. We also cannot assure you that the current rate of exchange fixed by the applicable monetary authorities for these currencies will remain at the same level.

Because many of Wynn Macau's payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau's obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong

Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau's results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. The amount of our cash balances that are denominated in foreign currencies, primarily the Hong Kong dollar, can change significantly, representing approximately 15% of our June 30, 2015 cash balances. Based on our balances at June 30, 2015, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $1.7 million.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 1—"Notes to Condensed Consolidated Financial Statements", Note 14 "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

In July 2014, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Macau, Limited, was contacted by the Macau Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA is cooperating with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the six months ended June 30, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Restrictions

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Restrictions imposed by our Wynn Las Vegas, LLC, Wynn America, LLC and Wynn Macau SA debt instruments restrict our ability to pay dividends. Specifically, Wynn Las Vegas, LLC and certain of its subsidiaries are restricted under the indentures governing its first mortgage notes from making certain "restricted payments" as defined in the indentures. These restricted payments include the payment of dividends or distributions to any direct or indirect holders of equity interests of Wynn Las Vegas, LLC. These restricted payments may not be made unless certain financial and non-financial criteria have been satisfied. The Wynn Macau Credit Facilities contain similar restrictions, including a specified leverage ratio, which must be met in order to pay dividends. Wynn Macau is presently able to pay dividends in accordance with the Wynn Macau Credit Facilities.
In May 2015, we paid a cash dividend of $0.50 per share. On July 29, 2015 we announced a cash dividend of $0.50 per share, payable on August 20, 2015 to stockholders of record as of August 11, 2015.
Issuer Purchases of Equity Securities

During the second quarter of 2015, we had no repurchases of our common stock.

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Seventh Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2014.)
*10.1	Fourth Amendment to Employment Agreement, dated as of April 27, 2015 by and between Wynn Resorts, Limited and Kim Sinatra.
*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statement of Stockholders' Equity (Deficit) at June 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: August 7, 2015	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

