Form 10-Q
period 2015-09-30
WYNN RESORTS LTD
filed 2015-11-06
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common stock, $0.01 par value	101,568,512

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,900,209	$2,182,164
Investment securities	125,031	240,140
Receivables, net	204,650	237,957
Inventories	66,583	72,223
Prepaid expenses and other	51,725	49,847
Total current assets	2,348,198	2,782,331
Property and equipment, net	7,090,449	5,855,842
Restricted cash	1,841	977
Investment securities	122,888	10,173
Intangible assets, net	111,580	112,367
Deferred financing costs, net	107,066	84,413
Deposits and other assets	195,691	212,515
Investment in unconsolidated affiliates	3,472	4,243
Total assets	$9,981,185	$9,062,861
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$232,999	$303,284
Current portion of land concession obligation	31,613	30,814
Customer deposits	423,168	548,818
Gaming taxes payable	99,758	137,269
Accrued compensation and benefits	114,879	113,228
Accrued interest	74,780	107,318
Other accrued liabilities	131,455	67,587
Deferred income taxes, net	4,801	4,847
Total current liabilities	1,113,453	1,313,165
Long-term debt	8,748,449	7,345,262
Land concession obligation	—	15,987
Other long-term liabilities	143,496	152,131
Deferred income taxes, net	36,569	25,225
Total liabilities	10,041,967	8,851,770
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,577,441 and 114,426,960 shares issued; 101,543,012 and 101,439,297 shares outstanding, respectively	1,146	1,144
Treasury stock, at cost; 13,034,429 and 12,987,663 shares, respectively	(1,152,393)	(1,145,481)
Additional paid-in capital	976,230	948,566
Accumulated other comprehensive income	1,743	2,505
Retained earnings (accumulated deficit)	(3,560)	164,487
Total Wynn Resorts, Limited stockholders' deficit	(176,834)	(28,779)
Noncontrolling interest	116,052	239,870
Total stockholders' equity (deficit)	(60,782)	211,091
Total liabilities and stockholders' equity (deficit)	$9,981,185	$9,062,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Casino	$700,014	$1,071,829	$2,240,321	$3,389,557
Rooms	133,460	135,734	405,427	413,565
Food and beverage	160,283	160,531	477,312	476,676
Entertainment, retail and other	87,008	100,916	264,843	306,411
Gross revenues	1,080,765	1,469,010	3,387,903	4,586,209
Less: promotional allowances	(84,480)	(99,000)	(258,922)	(290,523)
Net revenues	996,285	1,370,010	3,128,981	4,295,686
Operating costs and expenses:
Casino	445,167	647,460	1,435,755	2,112,430
Rooms	37,293	39,235	111,563	112,239
Food and beverage	101,161	91,214	288,519	266,853
Entertainment, retail and other	39,263	40,612	118,554	125,025
General and administrative	116,639	126,834	352,546	366,631
Provision (benefit) for doubtful accounts	2,885	4,695	13,266	(743)
Pre-opening costs	19,467	6,718	52,433	14,792
Depreciation and amortization	80,649	79,027	245,428	234,037
Property charges and other	987	1,640	3,963	13,674
Total operating costs and expenses	843,511	1,037,435	2,622,027	3,244,938
Operating income	152,774	332,575	506,954	1,050,748
Other income (expense):
Interest income	1,465	5,814	4,655	16,072
Interest expense, net of amounts capitalized	(74,079)	(79,048)	(227,298)	(236,069)
Increase (decrease) in swap fair value	(1,287)	2,360	(7,010)	(1,451)
Decrease in Redemption Note fair value	13,720	—	13,720	—
Loss on extinguishment of debt	(5,971)	(3,573)	(126,004)	(7,356)
Equity in income (loss) from unconsolidated affiliates	(2)	567	68	1,173
Other	459	(801)	1,790	(405)
Other income (expense), net	(65,695)	(74,681)	(340,079)	(228,036)
Income before income taxes	87,079	257,894	166,875	822,712
Benefit (provision) for income taxes	3,906	(4,888)	(12,589)	(8,261)
Net income	90,985	253,006	154,286	814,451
Less: net income attributable to noncontrolling interest	(17,219)	(61,600)	(68,661)	(192,243)
Net income attributable to Wynn Resorts, Limited	$73,766	$191,406	$85,625	$622,208
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.73	$1.90	$0.85	$6.17
Diluted	$0.73	$1.88	$0.84	$6.10
Weighted average common shares outstanding:
Basic	101,161	100,959	101,151	100,899
Diluted	101,581	101,999	101,708	101,986
Dividends declared per common share	$0.50	$1.25	$2.50	$3.75
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$90,985	$253,006	$154,286	$814,451
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	60	(981)	(400)	(826)
Unrealized gain (loss) on investment securities, net of tax	(263)	(56)	(470)	43
Total comprehensive income	90,782	251,969	153,416	813,668
Less: comprehensive income attributable to noncontrolling interest	(17,236)	(61,327)	(68,553)	(192,023)
Comprehensive income attributable to Wynn Resorts, Limited	$73,546	$190,642	$84,863	$621,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interest	Total stockholders' equity (deficit)
Balances, January 1, 2015	101,439,297	$1,144	$(1,145,481)	$948,566	$2,505	$164,487	$(28,779)	$239,870	$211,091
Net income	—	—	—	—	—	85,625	85,625	68,661	154,286
Currency translation adjustment	—	—	—	—	(292)	—	(292)	(108)	(400)
Net unrealized loss on investment securities	—	—	—	—	(470)	—	(470)	—	(470)
Exercise of stock options	17,716	—	—	974	—	—	974	—	974
Shares repurchased by the Company and held as treasury shares	(46,766)	—	(6,912)	—	—	—	(6,912)	—	(6,912)
Issuance of restricted stock	132,765	2	—	—	—	—	2	—	2
Shares of subsidiary repurchased for share award plan	—	—	—	(1,077)	—	—	(1,077)	(415)	(1,492)
Cash dividends declared	—	—	—	—	—	(253,672)	(253,672)	(195,444)	(449,116)
Excess tax benefits from stock-based compensation	—	—	—	736	—	—	736	—	736
Stock-based compensation	—	—	—	27,031	—	—	27,031	3,488	30,519
Balances, September 30, 2015	101,543,012	$1,146	$(1,152,393)	$976,230	$1,743	$(3,560)	$(176,834)	$116,052	$(60,782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$154,286	$814,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,428	234,037
Deferred income taxes	12,033	(462)
Stock-based compensation expense	30,324	22,714
Excess tax benefits from stock-based compensation	(549)	(6,525)
Amortization and write-offs of deferred financing costs and other	12,577	20,425
Loss on extinguishment of debt	126,004	7,356
Provision (benefit) for doubtful accounts	13,266	(743)
Property charges and other	3,698	13,701
Equity in income of unconsolidated affiliates, net of distributions	771	81
Decrease in swap fair value	7,010	1,451
Decrease in Redemption Note fair value	(13,720)	—
Increase (decrease) in cash from changes in:
Receivables, net	20,116	36,121
Inventories and prepaid expenses and other	1,190	(4,330)
Customer deposits	(126,008)	(67,550)
Accounts payable and accrued expenses	(140,918)	(96,599)
Net cash provided by operating activities	345,508	974,128
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(1,331,676)	(707,083)
Purchase of investment securities	(182,600)	(124,758)
Proceeds from sale or maturity of investment securities	182,103	125,323
Restricted cash	—	199,929
Deposits and purchase of other assets	(97,938)	(63,244)
Proceeds from sale of assets	4,186	4,343
Net cash used in investing activities	(1,425,925)	(565,490)
Cash flows from financing activities:
Proceeds from exercise of stock options	974	6,485
Excess tax benefits from stock-based compensation	549	6,525
Dividends paid	(447,504)	(690,373)
Proceeds from issuance of long-term debt	4,789,374	825,477
Repayments of long-term debt	(3,341,925)	(69,450)
Restricted cash	(864)	—
Repurchase of common stock	(6,912)	(2,062)
Shares of subsidiary repurchased for share award plan	(1,492)	—
Payments on long-term land concession obligation	(15,224)	(14,489)
Payments for financing costs	(178,906)	(13,193)
Net cash provided by financing activities	798,070	48,920
Effect of exchange rate on cash	392	(1,721)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(281,955)	455,837
Balance, beginning of period	2,182,164	2,435,041
Balance, end of period	$1,900,209	$2,890,878

Supplemental cash flow disclosures:
Cash transactions:
Cash paid for interest, net of amounts capitalized	$166,465	$235,325
Non-cash transactions:
Stock-based compensation capitalized into construction	$195	$5,645
Change in property and equipment included in accounts and construction payables	$38,942	$60,435
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$1,612	$1,563
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

The Company's integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas, approximately 186,000 square feet of casino space, 34 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs and a beach club. The Company refers to this resort as its Las Vegas Operations.

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, meeting space, a casino, a spa, retail offerings, and food and beverage outlets in the Cotai area of Macau. The Company expects to open Wynn Palace in the first half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, outside of Boston. The resort will be located on a 33 acre site along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets. The Company has begun site preparation and pre-construction activities.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 -    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was permanently closed in October 2015, is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the condensed consolidated financial statements for the previous years have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $359.2 million and $1,156.3 million at September 30, 2015 and December 31, 2014, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1,541.0 million and $1,025.9 million as of September 30, 2015 and December 31, 2014, respectively.

Restricted Cash

At September 30, 2015 and December 31, 2014, the Company's non-current restricted cash consisted of cash held in trust in accordance with the Company's majority owned subsidiary's share award plan.
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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of September 30, 2015 and December 31, 2014, approximately 84% and 85%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

The Company advances commissions to its games promoters in Macau. These were previously supported primarily by held checks and recognized as cash and cash equivalents ($153.4 million as of December 31, 2014). Market conditions in Macau and other regional economic factors have impacted the liquidity of certain games promoters. As a result, the Company's advanced commissions to games promoters now are supported primarily with signed promissory notes. The advanced commissions are on terms requiring settlement within five business days of the month following the advance. The Company recognized advanced commissions of $72.4 million as casino receivables in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2015 and assesses these advanced commissions in connection with the Company's evaluation of its bad debt reserve for casino receivables. Additionally, the amount presented in the accompanying Condensed Consolidated Balance Sheet has been offset by related commissions payable to games promoters of $37.0 million as of September 30, 2015.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Redemption Price Promissory Note

The Company recorded the fair value of the Redemption Price Promissory Note (the "Redemption Note") of approximately $1.92 billion in accordance with applicable accounting guidance. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

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

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rooms	$13,095	$14,305	$38,496	$40,314
Food and beverage	26,391	30,508	81,878	90,454
Entertainment, retail and other	3,161	3,770	10,791	10,606
	$42,647	$48,583	$131,165	$141,374

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes totaled approximately $272.8 million and $446.3 million for the three months ended September 30, 2015 and 2014, respectively, and totaled approximately $893.0 million and $1,462.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, such as cash equivalents, available-for-sale securities, interest rate swaps and the Redemption Note, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$359,220	$3,521	$355,699	—
Restricted cash	$1,841	$1,841	—	—
Available-for-sale securities	$247,919	—	$247,919	—

Liabilities:
Redemption Note	$1,922,723	—	$1,922,723	—
Interest rate swaps	$1,091	—	$1,091	—

		Fair Value Measurements Using:
	December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,156,285	$828	$1,155,457	—
Interest rate swaps	$5,915	—	$5,915	—
Restricted cash	$977	$977	—	—
Available-for-sale securities	$250,313	—	$250,313	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2015 the Company had no cash equivalents categorized as Level 2 deposits held in foreign currencies. As of December 31, 2014, approximately 19% of the Company's cash equivalents categorized as Level 2 were deposits held in foreign currencies.

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this guidance effective January 1, 2016.  The Company does not anticipate the adoption of this guidance will have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. generally accepted accounting principles ("GAAP") applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update which defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Wynn Resorts, Limited	$73,766	$191,406	$85,625	$622,208

Denominator:
Weighted average common shares outstanding	101,161	100,959	101,151	100,899
Potential dilutive effect of stock options and restricted stock	420	1,040	557	1,087
Weighted average common and common equivalent shares outstanding	101,581	101,999	101,708	101,986

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.73	$1.90	$0.85	$6.17
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.73	$1.88	$0.84	$6.10

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	791	26	648	26

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2014	$2,670	$(165)	$2,505
Current period other comprehensive loss	(292)	(470)	(762)
September 30, 2015	$2,378	$(635)	$1,743

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2015				December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$220,586	$23	$(659)	$219,950	$204,045	$28	$(174)	$203,899
Commercial paper	27,968	1	—	27,969	46,434	1	(21)	46,414
	$248,554	$24	$(659)	$247,919	$250,479	$29	$(195)	$250,313

For investments with unrealized losses as of September 30, 2015 and December 31, 2014, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair value of these investment securities at September 30, 2015, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$125,031
Due after one year through two years	104,565
Due after two years through three years	18,323
$247,919

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Casino	$223,323	$257,930
Hotel	15,281	15,474
Retail leases and other	43,573	39,231
	282,177	312,635
Less: allowance for doubtful accounts	(77,527)	(74,678)
	$204,650	$237,957

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$784,308	$734,625
Buildings and improvements	3,967,561	3,883,626
Furniture, fixtures and equipment	1,776,655	1,749,288
Leasehold interests in land	316,712	316,431
Airplanes	162,064	126,491
Construction in progress	2,875,425	1,666,326
	9,882,725	8,476,787
Less: accumulated depreciation	(2,792,276)	(2,620,945)
	$7,090,449	$5,855,842

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace.

The Company reviews the remaining estimated useful lives of its property and equipment on an ongoing basis.  For the review of estimated useful lives of buildings and improvements for Wynn Macau, the Company considers factors such as liberalization of the gaming industry in Macau, market expansion and actions taken by the Macau government regarding concession renewals.  This review during the third quarter of 2015 indicated that the Company’s estimated useful lives of buildings and improvements extend beyond the current expiration of the gaming concession in June 2022 and land concession in August 2029.  As a result, effective September 1, 2015, the Company changed its estimate of remaining useful lives of buildings and improvements for Wynn Macau to better reflect the estimated periods during which these assets are expected to remain in service.  The maximum useful life of buildings and improvements for Wynn Macau was increased to 45 years from the date placed in service. The effect of this change in estimate in the quarter ended September 30, 2015, was to reduce depreciation expense and increase net income by $1.8 million, and increase basic and diluted earnings per share by $0.01.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility (as amended September 2015), due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25%, net of original issue discount of $36,344 at September 30, 2015	$2,271,069	$—
Senior Term Loan Facility, due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $3,830 at December 31, 2014	—	948,823
Senior Revolving Credit Facility, due July 31, 2017, interest at LIBOR or HIBOR plus 1.75%—2.50% at December 31, 2014	—	132,524
5 1/4% Senior Notes, due October 15, 2021, including original issue premium of $4,657 at September 30, 2015 and $5,141 at December 31, 2014	1,354,657	1,355,141
U.S. and Corporate Related:
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $13,720 at September 30, 2015	1,922,723	1,936,443
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,279 at December 31, 2014	—	345,731
7 3/4% First Mortgage Notes, due August 15, 2020	—	1,226,600
	8,748,449	7,345,262
Current portion of long-term debt	—	—
	$8,748,449	$7,345,262

Macau Related Debt

Wynn Macau Credit Facilities

On September 30, 2015, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Macau, Limited, amended its senior secured credit facilities, dated July 30, 2012 (the “Amended Wynn Macau Credit Facilities”) to, among other things, increase borrowing capacity and extend maturity dates. Borrowings under the Amended Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness, to fund the construction and development of Wynn Palace and for general corporate purposes.
The borrowing availability under the Amended Wynn Macau Credit Facilities was increased to $3.05 billion equivalent, representing an increase of $550 million equivalent, consisting of a $2.3 billion equivalent senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility. Wynn Macau SA has the ability to upsize the Amended Wynn Macau Credit Facilities by an additional $1.0 billion equivalent senior secured loans upon satisfaction of various conditions.
The senior secured term loan facility is repayable in graduating installments of between 2.5% to 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021 (extended from July 2018). Any outstanding borrowings from the senior secured revolving credit facility will mature in September 2020 (extended from July 2017) by which time any outstanding borrowings from the senior secured revolving credit facility must be repaid. The Amended Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA’s Leverage Ratio (as defined in the Amended Wynn Macau Credit Facilities). The commitment fee required to pay for unborrowed amounts under the senior secured revolving credit facility, if any, is between 0.52% to 0.79% per annum, based on Wynn Macau SA’s Leverage Ratio. The annual commitment fee is payable quarterly in arrears and calculated based on the daily average of the unborrowed amounts.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Amended Wynn Macau Credit Facilities contain a requirement that Wynn Macau SA must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau SA's Leverage Ratio is greater than 4.5 to 1, then 25% of Excess Cash Flow (as defined in the Amended Wynn Macau Credit Facilities) must be used for prepayment of indebtedness and cancellation of available borrowings under the Amended Wynn Macau Credit Facilities. There is no mandatory prepayment in respect of Excess Cash Flow if Wynn Macau SA's Leverage Ratio is equal or less than 4.5 to 1.
The Amended Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 5.25 to 1 for the fiscal year ending December 31, 2015, and an Interest Coverage Ratio (as defined in the Amended Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.
Borrowings under the Amended Wynn Macau Credit Facilities will continue to be guaranteed by Palo Real Estate Company Limited (“Palo”), a subsidiary of Wynn Macau SA, and by certain subsidiaries of the Company that own equity interests in Wynn Macau SA, and are secured by substantially all of the assets of Wynn Macau SA and Palo, and the equity interests in Wynn Macau SA. Borrowings under the Amended Wynn Macau Facilities are not guaranteed by the Company or Wynn Macau, Limited.
In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. (“BNU”) for the benefit of the Macau government. This guarantee assures Wynn Macau SA’s performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of September 30, 2015, the guarantee was in the amount of 300 million Macau patacas ("MOP") (approximately $37 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Amended Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).
Upon closing of the Amended Wynn Macau Credit Facilities, the Company received proceeds of $2.3 billion from the fully funded senior secured term loan facility. The proceeds were used to repay $953.3 million in outstanding borrowings under the senior secured term loan facility dated July 30, 2012, and $815.8 million in outstanding borrowings under the senior secured revolving credit facility dated July 30, 2012. In connection with Amended Wynn Macau Credit Facilities, the Company on September 30, 2015 recorded a loss on extinguishment of debt of $2.1 million related to the write-off of unamortized deferred financing costs. As of September 30, 2015, the Company had $750 million of available borrowing capacity under the Amended Wynn Macau Credit Facilities.

U.S. and Corporate Related Debt

First Mortgage Notes due 2020

On February 10, 2015, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together, the "Issuers") commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 7/8% first mortgage notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% first mortgage notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes"). Wynn Las Vegas, LLC accepted for purchase valid tenders with respect to $305.8 million of the $377.0 million aggregate principal amount of the 7 7/8% 2020 Notes and $1,146.5 million of the $1,226.6 million aggregate principal amount of the 7 3/4% 2020 Notes. The note holders who validly tendered their 2020 Notes received the total consideration of $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes and $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes. The premium portion of the aggregate total consideration was $101.2 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income. The Company satisfied and discharged the indentures under which the 2020 Notes were issued and redeemed the untendered 7 7/8% 2020 Notes on May 1, 2015 and the 7 3/4% 2020 Notes on August 15, 2015.

As part of the cash tender offer of the 7 7/8% 2020 Notes, Wynn Resorts tendered the $30.0 million principal amount it held of its wholly owned subsidiary Wynn Las Vegas, LLC.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In connection with the cash tender, the Company expensed $17.2 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

On May 1, 2015, the Company redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes. The Company recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

On August 15, 2015, the Company redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes. The Company recorded a loss for the premium portion of the consideration of $3.1 million and expensed $0.8 million of unamortized deferred financing costs that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% senior notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, all the Issuers' subsidiaries (other than Wynn Las Vegas Capital Corp., which was a co-issuer) and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 2020 Notes and for general corporate purposes.
The 2025 Notes will mature on March 1, 2025 and bear interest at the rate of 5 1/2% per annum. The Issuers may, at their option, redeem the 2025 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2025 Notes that are redeemed before December 1, 2024 will be equal to the greater of (a) 100% of the principal amount of the 2025 Notes to be redeemed and (b) a "make-whole" amount described in the 2025 Indenture, plus in either case accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption price for the 2025 Notes that are redeemed on or after December 1, 2024 will be equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2025 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The 2025 Notes also are subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 5 3/8% first mortgage notes due March 15, 2022 and the 4 1/4% senior notes due May 30, 2023 (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by Wynn Las Vegas Holdings, LLC of its equity interests in Wynn Las Vegas, LLC), effectiveness of which is subject to the prior approval of the Nevada gaming authorities. Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wynn America Credit Facilities

On November 20, 2014, Wynn America, LLC ("Wynn America"), an indirect wholly owned subsidiary of the Company, entered into a $1.25 billion senior secured credit facility, consisting of a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility (together, the "Wynn America Credit Facilities"). As of September 30, 2015, there were no amounts drawn under the Wynn America Credit Facilities, however, there were outstanding letters of credit totaling $10.0 million reducing the available borrowing capacity to $1.24 billion.

Pursuant to the terms of the Wynn America Credit Facilities, Wynn America agreed to use commercially reasonable efforts to cause a corporate restructuring (the "Wynn Las Vegas Reorganization") that would result in Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn America, being the 100% owner of Wynn Las Vegas, LLC. Approvals required under applicable gaming laws and regulations with respect to the Wynn Las Vegas Reorganization were obtained on August 20, 2015. On September 1, 2015, Wynn Resorts Holdings, LLC transferred its equity interest in Wynn Las Vegas, LLC and effectuated the Wynn Las Vegas Reorganization.
On November 5, 2015, Wynn America amended the Wynn America Credit Facilities to extend the available borrowing period from November 20, 2015 to March 30, 2016 and June 30, 2016 for up to $100.3 million and $704.7 million, respectively, of the delay draw senior secured term facility. The available borrowing period for $70.0 million of the delay draw senior secured term facility was not extended. Wynn America paid customary fees and expenses in connection with the amendment.
Debt Covenant Compliance

As of September 30, 2015, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of September 30, 2015 and December 31, 2014, was approximately $6.3 billion and $5.4 billion, respectively, compared to its carrying value of $6.8 billion and $5.4 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

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

The Company utilized Level 2 inputs as described in Note 2 "Summary of Significant Accounting Policies" to determine fair value. The fair value approximates the amount the Company would receive if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values. As of September 30, 2015 and December 31, 2014, the interest rate swaps were recorded as a liability of $1.1 million in other long term liabilities and as an asset of $5.9 million in deposits and other assets, respectively.

The Company currently has three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Wynn Macau Senior Term Loan Facility. Under two of the swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Wynn Macau Senior Term Loan Facility in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Senior Term Loan Facility in exchange for receipts on the same amount at a variable-rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.43% to 3.18%. This interest rate swap agreement matures in July 2017.

Note 10 - Related Party Transactions

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. In addition, effective January 1, 2015, Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.5 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Property Charges and Other

Property charges and other for the three months ended September 30, 2015 and 2014 of $1.0 million and $1.6 million, respectively, consisted primarily of miscellaneous abandonments at the Company's resorts. Property charges and other for the nine months ended September 30, 2015 and 2014 of $4.0 million and $13.7 million, respectively, consisted primarily of charges associated with the renovation of approximately 27,000 square feet of casino space at Wynn Macau for new VIP gaming rooms. These new VIP gaming rooms opened in February 2015.

Note 12 - Noncontrolling Interest

On March 31, 2015, Wynn Macau, Limited paid a dividend of HK$1.05 per share for a total of $702.6 million. The Company's share of this dividend was $507.1 million with a reduction of $195.5 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

Note 13 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Casino	$2,154	$3,126	$7,781	$5,778
Rooms	83	95	232	95
Food and beverage	274	319	762	372
Entertainment, retail and other	22	26	62	26
General and administrative	6,677	6,803	21,369	16,443
Pre-opening costs	46	—	118	—
Total stock-based compensation expense	9,256	10,369	30,324	22,714
Total stock-based compensation capitalized	69	61	195	5,645
Total stock-based compensation costs	$9,325	$10,430	$30,519	$28,359

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

In September 2011, Wynn Macau SA and Palo, formally accepted the terms and conditions of a land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of September 30, 2015, the remaining $31.6 million obligation was recorded as a current liability. As of December 31, 2014, the Company recorded this obligation with $30.8 million included as a current liability and $16.0 million included as a long-term liability. The Company also is required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau SA and Palo, finalized and executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20.6 billion (approximately $2.7 billion). The general contractor has notified the Company that it will not achieve the early completion milestone on January 25, 2016.  However, the general contractor stated it is on schedule to complete the project on or before the substantial completion date. The Company continues to expect to open the property in the first half of 2016. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by Leighton Holdings Limited, the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

As of September 30, 2015, the Company has incurred approximately $3.1 billion of the approximately $4.1 billion in total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees.

Litigation

In addition to the actions noted below, the Company and its affiliates are involved in litigation arising in the normal course of business. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are "unsuitable persons" under Article VII of the Company's articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of Aruze's shares, as discussed below, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that "Unsuitable Persons" are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of Wynn Macau, Limited. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of Wynn Macau, Limited and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although the Company has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of the Company.

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

Revere Action: On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun, the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan Sun filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan Sun's and the City of Revere's complaints. Oral argument on these motions was heard on September 22, 2015.

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

Boston Action: On January 5, 2015, the City of Boston filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court for certiorari and declaratory relief in connection with the MGC's award of the license to Wynn MA. The complaint seeks to contest the MGC's decision that Boston is a surrounding community, rather than a host community to the Wynn resort in Massachusetts. On May 20, 2015, the City of Boston filed an amended complaint requesting the court to nullify and vacate all decisions made by the MGC leading to and resulting in MGC's license award to Wynn MA; to declare invalid the MGC's regulations regarding the arbitration of surrounding community agreements; and to issue a declaration disqualifying all gaming commissioners from further participating in the gaming licensing process for Region A. The MGC filed a motion to dismiss Boston's amended complaint. On July 9, 2015, the court denied the MGC's motion to dismiss the amended complaint, but established a briefing schedule for the MGC to file a motion to dismiss on the pending lawsuit. Oral argument was heard on September 22, 2015.

Wynn MA is not named in the above complaints. The MGC has retained private legal representation at its own nontaxpayer-funded expense.

On July 6, 2015, twenty-four (24) individuals (taxable inhabitants) and more than ten (10) voters of the Commonwealth of Massachusetts filed a complaint in Suffolk Superior Court against the Massachusetts Bay Transportation Authority ("MBTA"),

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the Massachusetts Department of Transportation, and Wynn MA seeking a declaration that the proposed conveyance of a parcel of land in Everett, Massachusetts from the MBTA to Wynn MA violates state law. MBTA and Wynn MA filed a motion to dismiss and oral argument was heard on September 4, 2015. On October 19, 2015, the court granted the motion and dismissed the complaint.

On August 28, 2015, the Secretary of Energy and Environmental Affairs issued a certificate determining that Wynn MA’s Second Supplemental Final Environmental Impact Report ("Report") submitted with respect to the project “adequately and properly complied with the Massachusetts environmental and implementing regulations. On September 29, 2015, following the issuance of this certificate, the City of Boston filed a complaint against Wynn MA in Suffolk Superior Court seeking declaratory judgment that the certificate issued to Wynn MA is invalid due to an alleged failure to comply with certain provisions of the state environmental regulations and seeking to restrain Wynn MA from causing damage to the environment. In addition, on September 29, 2015, the City of Somerville filed a complaint against Wynn MA and the MGC in Suffolk Superior Court alleging that Wynn MA's Report failed to comply with certain provisions of the state environmental regulations and seeking declaratory relief with respect to the effect of the issuance of Wynn MA's gaming license.
The Company will vigorously defend Wynn MA against the claims. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 15 - Income Taxes

For the three months ended September 30, 2015 and 2014, the Company recorded a tax benefit of $3.9 million and a tax expense of $4.9 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded a tax expense of $12.6 million and $8.3 million, respectively. The Company’s income tax benefit and expense for the three and nine months ended September 30, 2015 and 2014 is primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. The Company recorded deferred U.S. income taxes of $1.7 million with respect to amounts not considered permanently invested. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2015 and 2014, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.7 million and $6.6 million, respectively.

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
Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2015. In October 2015, Wynn Macau SA received an additional 5-year exemption, effective January 1, 2016, from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the three months ended September 30, 2015 and 2014, the Company was exempted from the payment of $8.7 million and $25.8 million in such taxes. For the nine months ended September 30, 2015 and 2014, the Company was exempted from the payment of such taxes totaling $32.6 million and $80.4 million, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP 15.5 million (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends is effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.

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

The Company's projects under development are Wynn Palace and the Wynn resort in Massachusetts. In the following tables, the assets of the Wynn resort in Massachusetts are included in Corporate and Other. Other Macau primarily represents cash and investment securities held at the Company's Macau holding company. The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues
Macau Operations	$585,116	$942,255	$1,907,425	$3,035,588
Las Vegas Operations	411,169	427,755	1,221,556	1,260,098
Total	$996,285	$1,370,010	$3,128,981	$4,295,686
Adjusted Property EBITDA (1)
Macau Operations	$162,822	$325,529	$548,555	$1,016,858
Las Vegas Operations	117,069	133,250	349,783	403,962
Total	279,891	458,779	898,338	1,420,820
Other operating costs and expenses
Pre-opening costs	19,467	6,718	52,433	14,792
Depreciation and amortization	80,649	79,027	245,428	234,037
Property charges and other	987	1,640	3,963	13,674
Corporate expenses and other	16,806	27,883	59,286	83,682
Stock-based compensation	9,210	10,369	30,206	22,714
Equity in income (loss) from unconsolidated affiliates	(2)	567	68	1,173
Total other operating costs and expenses	127,117	126,204	391,384	370,072
Operating income	152,774	332,575	506,954	1,050,748
Non-operating income and expenses
Interest income	1,465	5,814	4,655	16,072
Interest expense, net of amounts capitalized	(74,079)	(79,048)	(227,298)	(236,069)
Increase (decrease) in swap fair value	(1,287)	2,360	(7,010)	(1,451)
Decrease in Redemption Note fair value	13,720	—	13,720	—
Loss on extinguishment of debt	(5,971)	(3,573)	(126,004)	(7,356)
Equity in income (loss) from unconsolidated affiliates	(2)	567	68	1,173
Other	459	(801)	1,790	(405)
Total other non-operating costs and expenses	(65,695)	(74,681)	(340,079)	(228,036)
Income before income taxes	87,079	257,894	166,875	822,712
Benefit (provision) for income taxes	3,906	(4,888)	(12,589)	(8,261)
Net income	$90,985	$253,006	$154,286	$814,451

(1)
"Adjusted Property EBITDA" is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	September 30, 2015	December 31, 2014
Assets
Macau
Macau Operations	$1,729,450	$1,520,098
Wynn Palace	3,043,273	1,854,521
Other Macau	123,348	974,170
Total Macau	4,896,071	4,348,789
Las Vegas Operations	3,140,176	3,472,931
Corporate and other	1,944,938	1,241,141
	$9,981,185	$9,062,861

Note 17 - Subsequent Event

On October 15, 2015, the Company announced a cash dividend of $0.50 per share, payable on November 24, 2015 to stockholders of record as of November 12, 2015.

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

Wynn Macau | Encore features the following as of October 15, 2015:

•	Approximately 284,000 square feet of casino space offering 24-hour gaming and a full range of games with 451 table games and 688 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 spacious guest rooms and suites;

•	Casual and fine dining in eight restaurants;

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

Wynn Las Vegas | Encore features the following as of October 15, 2015:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 232 table games and 1,861 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 spacious guest rooms, suites and villas;

•	34 food and beverage outlets featuring signature chefs;

•
Approximately 99,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Givenchy, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Manolo Blahnik, Moncler, Nicholas Kirkwood, Oscar de la Renta, Piaget, Prada, Rolex, Vertu and others;

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

In October 2015, the Ferrari and Maserati automobile dealership inside Wynn Las Vegas was permanently closed. We are in the process of determining the use of the 10,000 square feet of space, which was occupied by the dealership.

Future Development

We are currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, meeting space, a casino, a spa, retail offerings and food and beverage outlets in the Cotai area of Macau. We are a party to a $2.7 billion guaranteed maximum price ("GMP") contract for the project's construction. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.1 billion. As of September 30, 2015, we have invested approximately $3.1 billion in the project. We expect to open Wynn Palace on Cotai in the first half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, outside of Boston. The resort will be located on a 33 acre site along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets. We have begun site preparation and pre-construction activities.

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

32

•
Average daily rate ("ADR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms occupied including complimentary rooms.

•	Revenue per available room ("REVPAR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms available.

•	Occupancy is calculated by dividing total occupied rooms, including complimentary rooms, by the total rooms available.

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

The measurements in our VIP casino and the mass market casino are not comparable as the mass market casino tracks the initial purchase of chips at the gaming table and casino cage while the measurement method in our VIP casino tracks the sum of all losing wagers. Accordingly, the base measurement in the VIP casino is much larger than the base measurement in the mass market casino. As a result, the expected win percentage with the same amount of gaming win is significantly smaller in the VIP casino when compared to the mass market casino.

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 24%.

Results of Operations

Summary third quarter 2015 results

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014	Percent Change	2015	2014	Percent Change
Net revenues	$996,285	$1,370,010	(27.3)	$3,128,981	$4,295,686	(27.2)
Net income attributable to Wynn Resorts, Limited	$73,766	$191,406	(61.5)	$85,625	$622,208	(86.2)
Diluted net income per share	$0.73	$1.88	(61.3)	$0.84	$6.10	(86.2)
Adjusted Property EBITDA	$279,891	$458,779	(39.0)	$898,338	$1,420,820	(36.8)

During the three months ended September 30, 2015, our net income attributable to Wynn Resorts, Limited was $73.8 million, a decrease of 61.5% over the same period of 2014, resulting in diluted net income per share of $0.73. The reduction in net income attributable to Wynn Resorts, Limited was driven by a decrease in casino revenues from both our Macau Operations and Las Vegas Operations. Adjusted Property EBITDA decreased year-over-year by 39.0%, from $458.8 million for the three months ended September 30, 2014 to $279.9 million for the same period of 2015. Our results reflect continued weak performance from our Macau Operations, with reduction in VIP turnover of 51.3% for the three months ended September 30, 2015, compared to the same period in 2014. The VIP turnover reduction is a result of the current market conditions in Macau as well as regional economic factors on games promoters and our premium customers.

During the nine months ended September 30, 2015, our net income attributable to Wynn Resorts, Limited was $85.6 million, a decrease of 86.2% over the same period of 2014, resulting in diluted net income per share of $0.84. Adjusted Property EBITDA decreased year-over-year by 36.8%, from $1,420.8 million for the nine months ended September 30, 2014 to $898.3 million for the same period of 2015. Our results for the nine months ended September 30, 2015 were primarily driven by a decrease in casino revenues from our Macau Operations and $124.0 million in losses from the extinguishment of debt related to the purchase of first mortgage notes due 2020 pursuant to a cash tender offer and subsequent redemption of untendered notes.

Financial results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Percent Change
Net revenues
Macau Operations	$585,116	$942,255	(37.9)
Las Vegas Operations	411,169	427,755	(3.9)
	$996,285	$1,370,010	(27.3)

Net revenues decreased 27.3%, or $373.7 million, to $996.3 million for the three months ended September 30, 2015, from $1,370.0 million for the same period in 2014. The decline is primarily due to a $345.3 million decrease in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$700,014	$1,071,829	(34.7)
Non-casino revenues	296,271	298,181	(0.6)
	$996,285	$1,370,010	(27.3)

Casino revenues were 70.3% of total net revenues for the three months ended September 30, 2015, compared to 78.2% for the same period of 2014, while non-casino revenues were 29.7% of total net revenues, compared to 21.8% for the same period of 2014.

Casino Revenues

Casino revenues decreased 34.7%, or $371.8 million, to $700.0 million for the three months ended September 30, 2015, from $1,071.8 million in the same period of 2014. The decline is primarily due to our Macau Operations, which experienced a year-over-year decrease in casino revenues of 38.7% from $893.2 million to $547.9 million. Our VIP gaming operations drove the Macau Operations casino revenue reduction, with $12.2 billion in VIP turnover for the three months ended September 30, 2015, compared to $25.1 billion for the same period of 2014. In addition, our mass market gaming operations contributed to the decline in casino revenues from our Macau Operations with a 13.7% decrease in table drop combined with a reduction in table games win percentage of 4.0 percentage points.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Three Months Ended September 30,
	2015	2014	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$547,865	$893,206	$(345,341)	(38.7)
Average number of table games	454	451	3	0.7
VIP
Average number of table games	228	251	(23)	(9.2)
VIP turnover	$12,218,445	$25,064,646	$(12,846,201)	(51.3)
Table games win	$387,082	$697,761	$(310,679)	(44.5)
VIP win as a % of turnover	3.17%	2.78%	0.39
Table games win per unit per day	$18,422	$30,235	$(11,813)	(39.1)
Mass market
Average number of table games	225	200	25	12.5
Table drop	$1,196,940	$1,386,905	$(189,965)	(13.7)
Table games win	$234,697	$327,217	$(92,520)	(28.3)
Table games win %	19.6%	23.6%	(4.0)
Table games win per unit per day	$11,319	$17,759	$(6,440)	(36.3)

Average number of slot machines	738	588	150	25.5
Slot machine handle	$824,646	$1,436,074	$(611,428)	(42.6)
Slot machine win	$41,876	$73,483	$(31,607)	(43.0)
Slot machine win per unit per day	$617	$1,358	$(741)	(54.6)

Las Vegas Operations:
Total casino revenues	$152,149	$178,623	$(26,474)	(14.8)
Average number of table games	230	235	(5)	(2.1)
Table drop	$491,616	$640,941	$(149,325)	(23.3)
Table games win	$116,655	$164,932	$(48,277)	(29.3)
Table games win %	23.7%	25.7%	(2.0)
Table games win per unit per day	$5,505	$7,619	$(2,114)	(27.7)

Average number of slot machines	1,861	1,864	(3)	(0.2)
Slot machine handle	$764,263	$788,131	$(23,868)	(3.0)
Slot machine win	$54,614	$47,446	$7,168	15.1
Slot machine win per unit per day	$319	$277	$42	15.2

Non-casino revenues

Non-casino revenues decreased 0.6%, or $1.9 million, to $296.3 million for the three months ended September 30, 2015, from $298.2 million for the same period of 2014.

Room revenues decreased 1.7%, or $2.3 million, to $133.5 million for the three months ended September 30, 2015, from $135.7 million for the same period of 2014 mainly due to our Macau Operations, which experienced a 3.1% decrease in ADR and an occupancy decrease of 2.6 percentage points from 98.5% to 95.9%.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Three Months Ended September 30,
	2015	2014	Percent Change (a)
Macau Operations:
Total room revenues (dollars in thousands)	$30,674	$33,190	(7.6)
Occupancy	95.9%	98.5%	(2.6)
ADR	$317	$327	(3.1)
REVPAR	$304	$322	(5.6)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$102,786	$102,544	0.2
Occupancy	88.3%	89.3%	(1.0)
ADR	$275	$267	3.0
REVPAR	$243	$238	2.1
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat at $160.3 million for the three months ended September 30, 2015, compared to $160.5 million, for the same period of 2014. We experienced a decline of $6.3 million in food and beverage revenues from our Macau Operations, mainly from restaurants, offset by an increase of $6.1 million in food and beverage revenues from our Las Vegas Operations, which was driven by an increase in revenues at nightclubs and an increase in revenues from catering and banquets.

Entertainment, retail and other decreased 13.8%, or $13.9 million, to $87.0 million for the three months ended September 30, 2015, from $100.9 million for the same period of 2014. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 14.7%, or $14.5 million, to $84.5 million for the three months ended September 30, 2015, from $99.0 million for the same period of 2014. As a percentage of total casino revenues, promotional allowances were 12.1% for the three months ended September 30, 2015, compared to 9.2% for the same period of 2014, as the decline in total complimentaries was less than the decline in total casino revenues.

Operating costs and expenses

Operating costs and expenses decreased 18.7%, or $193.9 million, to $843.5 million for the three months ended September 30, 2015, from $1,037.4 million for the same period of 2014, mainly from a decrease in casino expenses.

Casino expenses decreased 31.2%, or $202.3 million, to $445.2 million for the three months ended September 30, 2015, from $647.5 million for the same period of 2014, primarily due to lower gaming taxes with a 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 38.7% decrease in casino revenues at our Macau Operations.

Room expenses decreased 4.9%, or $1.9 million, to $37.3 million for the three months ended September 30, 2015, from $39.2 million for the same period of 2014. The decrease was primarily due to a reduction in linen and other room related expenses from our Las Vegas Operations.

Food and beverage expenses increased 10.9%, or $9.9 million, to $101.2 million for the three months ended September 30, 2015, from $91.2 million for the same period of 2014 due to an increase of $8.0 million from our Las Vegas Operations and $1.9 million from our Macau Operations. The increase from our Las Vegas Operations is primarily a result of higher costs in the current period for entertainment at our nightclubs.

General and administrative expenses decreased 8.0%, or $10.2 million, to $116.6 million for the three months ended September 30, 2015, from $126.8 million in the same period of 2014, primarily attributable to a reduction in corporate related expenses and a reduction in bonus expense associated with annual performance awards.

Provision for doubtful accounts decreased $1.8 million to $2.9 million for the three months ended September 30, 2015, compared to $4.7 million for the same period of 2014. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening costs were $19.5 million for the three months ended September 30, 2015, compared to $6.7 million for the same period of 2014 and were associated with the design and planning for our development projects. During the three months ended September 30, 2015, we incurred $13.7 million in development of Wynn Palace and $5.8 million in development of the Wynn resort in Massachusetts. Pre-opening costs in the three months ended September 30, 2014 related to Wynn Palace.

Depreciation and amortization increased 2.1%, or $1.6 million, to $80.6 million for the three months ended September 30, 2015, from $79.0 million for the same period of 2014. The increase is primarily due to additional depreciation associated with building improvements at our Macau Operations, including our new VIP gaming rooms. The increase was partially offset by a $1.8 million reduction in depreciation due to a change in the estimated useful lives of certain assets in Macau. Effective September 1, 2015, we changed our estimate of remaining useful lives of buildings and improvements for Wynn Macau to more accurately reflect the estimated periods during which these assets are expected to remain in service. For further information on the change in estimate, see Item 1—"Notes to Condensed Consolidated Financial Statements", Note 7 "Property and Equipment, net."

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$86,705	$88,900	(2.5)
Capitalized interest	(12,626)	(9,852)	28.2
	$74,079	$79,048	(6.3)

Capitalized interest increased $2.8 million to $12.6 million for the three months ended September 30, 2015, due to the ongoing borrowings and construction costs related to our development projects. Our interest cost decreased $2.2 million to $86.7 million for the three months ended September 30, 2015 due to financing activities in 2015 which lowered our weighted average interest rate. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In May 2015, we redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% first mortgage notes due 2020 and in August 2015 redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% first mortgage notes due 2020.

Other non-operating income and expenses

During the three months ended September 30, 2015, we recognized a gain of $13.7 million from the change in fair value of the Redemption Note. No change was recognized in the same period of 2014. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements", Note 2 "Summary of Significant Accounting Policies."
During the three months ended September 30, 2015, we recognized $6.0 million in loss on extinguishment of debt, compared to $3.6 million for the same period of 2014. In connection with the August 2015 redemption of the untendered 7 3/4% first mortgage notes due 2020, we incurred a loss of $3.9 million associated with the premium paid and write off of unamortized deferred financing costs. In addition, we incurred a loss of $2.1 million related to the write-off of unamortized deferred financing costs associated with the amendment of our Wynn Macau credit facilities. During the three months ended

September 30, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.
We incurred a loss of $1.3 million and a gain of $2.4 million for the three months ended September 30, 2015 and 2014, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $1.5 million for the three months ended September 30, 2015, compared to $5.8 million for the three months ended September 30, 2014. During 2015 and 2014, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the three months ended September 30, 2015 and 2014, we recorded a tax benefit of $3.9 million and a tax expense of $4.9 million, respectively. Our income tax benefit in the current quarter is primarily related to a decrease in the domestic valuation allowance for U.S. foreign tax credits ("FTCs") that are expected to provide a U.S. tax benefit in future years. Our income tax expense in the prior year quarter is primarily related to an increase in the domestic valuation allowance for FTCs that are not expected to provide a U.S. tax benefit in future years.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. We recorded deferred U.S. income taxes of $1.7 million with respect to amounts not considered permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the three months ended September 30, 2015 and 2014, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.3 million and $0.1 million, respectively.
Wynn Resorts (Macau) S.A. ("Wynn Macau SA") has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2015. In October 2015, Wynn Macau SA received an additional 5-year exemption, effective January 1, 2016, from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the three months ended September 30, 2015 and 2014, we were exempt from the payment of $8.7 million and $25.8 million in such taxes respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP 15.5 million (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends is effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.
In December 2014, we received notification that for the 2015 tax year we had been accepted for the Compliance Maintenance phase of the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP"). The CAP accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer's tax positions based on the complexity and number of issues, and the taxpayer's history of compliance, cooperation and transparency in the CAP.
In June 2015, the Financial Services Bureau commenced an examination of the 2012 Macau income tax return of Wynn Macau SA. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $17.2 million for the three months ended September 30, 2015, compared to $61.6 million for the three months ended September 30, 2014. These amounts represent the noncontrolling interest's share of net income from Wynn Macau, Limited.

Financial results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Net Revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Percent Change
Net revenues
Macau Operations	$1,907,425	$3,035,588	(37.2)
Las Vegas Operations	1,221,556	1,260,098	(3.1)
	$3,128,981	$4,295,686	(27.2)

Net revenues decreased 27.2%, or $1,166.7 million, to $3,129.0 million for the nine months ended September 30, 2015, from $4,295.7 million for the same period in 2014. The decline is primarily due to a $1,081.4 million decrease in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Percent Change
Net revenues
Casino revenues	$2,240,321	$3,389,557	(33.9)
Non-casino revenues	888,660	906,129	(1.9)
	$3,128,981	$4,295,686	(27.2)

Casino revenues were 71.6% of total net revenues for the nine months ended September 30, 2015, compared to 78.9% for the same period of 2014, while non-casino revenues were 28.4% of total net revenues, compared to 21.1% for the same period of 2014.

Casino Revenues

Casino revenues decreased 33.9%, or $1,149.2 million, to $2,240.3 million for the nine months ended September 30, 2015, from $3,389.6 million in the same period of 2014. The decline is primarily due to our Macau Operations, which experienced a year-over-year decrease in casino revenues of 37.6% from $2,873.1 million to $1,791.7 million. Our VIP gaming operations drove the Macau Operations casino revenue reduction, with $44.9 billion in VIP turnover for the nine months ended September 30, 2015, compared to $87.4 billion for the same period of 2014. In addition, our mass market gaming operations contributed to the decline in casino revenues from our Macau Operations with a 12.3% decrease in table drop combined with a reduction in table games win percentage of 2.7 percentage points.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Nine Months Ended September 30,
	2015	2014	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$1,791,704	$2,873,121	$(1,081,417)	(37.6)
Average number of table games	463	466	(3)	(0.6)
VIP
Average number of table games	243	264	(21)	(8.0)
VIP turnover	$44,883,114	$87,424,152	$(42,541,038)	(48.7)
Table games win	$1,320,650	$2,472,149	$(1,151,499)	(46.6)
VIP win as a % of turnover	2.94%	2.83%	0.11
Table games win per unit per day	$19,953	$34,263	$(14,310)	(41.8)
Mass market
Average number of table games	221	202	19	9.4
Table drop	$3,672,269	$4,186,688	$(514,419)	(12.3)
Table games win	$722,877	$938,976	$(216,099)	(23.0)
Table games win %	19.7%	22.4%	(2.7)
Table games win per unit per day	$11,988	$17,070	$(5,082)	(29.8)

Average number of slot machines	698	684	14	2.0
Slot machine handle	$2,891,818	$4,292,617	$(1,400,799)	(32.6)
Slot machine win	$140,791	$208,903	$(68,112)	(32.6)
Slot machine win per unit per day	$739	$1,120	$(381)	(34.0)

Las Vegas Operations:
Total casino revenues	$448,617	$516,436	$(67,819)	(13.1)
Average number of table games	234	233	1	0.4
Table drop	$1,574,537	$1,917,424	$(342,887)	(17.9)
Table games win	$351,647	$470,720	$(119,073)	(25.3)
Table games win %	22.3%	24.5%	(2.2)
Table games win per unit per day	$5,502	$7,396	$(1,894)	(25.6)

Average number of slot machines	1,861	1,855	6	0.3
Slot machine handle	$2,238,594	$2,238,798	$(204)	—
Slot machine win	$154,041	$139,078	$14,963	10.8
Slot machine win per unit per day	$303	$275	$28	10.2

Non-casino revenues

Non-casino revenues decreased 1.9%, or $17.5 million, to $888.7 million for the nine months ended September 30, 2015, from $906.1 million for the same period of 2014, driven by a reduction from our Macau Operations primarily offset by an increase from our Las Vegas Operations.

Room revenues decreased 2.0%, or $8.1 million, to $405.4 million for the nine months ended September 30, 2015, from $413.6 million in the same period of 2014. Our Macau Operations accounted for $5.9 million of the decrease, while our Las Vegas Operations accounted for $2.3 million of the decrease.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Nine Months Ended September 30,
	2015	2014	Percent Change (a)
Macau Operations:
Total room revenues (dollars in thousands)	$94,167	$100,038	(5.9)
Occupancy	96.6%	98.3%	(1.7)
ADR	$323	$333	(3.0)
REVPAR	$312	$327	(4.6)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$311,260	$313,527	(0.7)
Occupancy	86.6%	88.5%	(1.9)
ADR	$282	$275	2.5
REVPAR	$244	$243	0.4
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues were relatively flat with $477.3 million for the nine months ended September 30, 2015, compared to $476.7 million for the same period of 2014. We experienced an increase in revenues from our Las Vegas Operations of $18.5 million, primarily from our nightclubs, offset by a decrease in revenues from our Macau Operations of $17.9 million, mainly from our restaurants.

Entertainment, retail and other decreased 13.6%, or $41.6 million, to $264.8 million for the nine months ended September 30, 2015, from $306.4 million for the same period of 2014. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 10.9%, or $31.6 million, to $258.9 million for the nine months ended September 30, 2015, from $290.5 million for the same period of 2014. As a percentage of total casino revenues, promotional allowances were 11.6% for the nine months ended September 30, 2015, compared to 8.6% for the same period of 2014, as the decline in total complimentaries was less than the decline in total casino revenues.

Operating costs and expenses

Operating costs and expenses decreased 19.2%, or $622.9 million, to $2,622.0 million for the nine months ended September 30, 2015, from $3,244.9 million for the same period of 2014, mainly from a decrease in casino expenses.

Casino expenses decreased 32.0%, or $676.7 million, to $1,435.8 million for the nine months ended September 30, 2015, from $2,112.4 million for the same period of 2014, primarily due to lower gaming taxes with a 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 37.6% decrease in casino revenues at our Macau Operations.

Room expenses were relatively flat for the nine months ended September 30, 2015 compared to the same period of 2014.

Food and beverage expenses increased 8.1%, or $21.7 million, to $288.5 million for the nine months ended September 30, 2015, from $266.9 million for the same period of 2014, due to an increase of $19.6 million from our Las Vegas Operations and $2.1 million from our Macau Operations. The increase from our Las Vegas Operations is primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses decreased 5.2%, or $6.5 million to $118.6 million for the nine months ended September 30, 2015, from $125.0 million in the same period of 2014. The decrease is primarily attributable to the reduction in merchandise cost at our Macau Operations associated with the decline in retail shop revenues, partially offset by an increase from our Las Vegas Operations due to costs associated with Steve Wynn's ShowStoppers, which opened in December 2014.

General and administrative expenses decreased 3.8%, or $14.1 million, to $352.5 million for the nine months ended September 30, 2015, from $366.6 million in the same period of 2014, primarily attributable to decrease in corporate related expenses.

Provision for doubtful accounts increased $14.0 million from a benefit of $0.7 million for nine months ended September 30, 2014 to a provision of $13.3 million for the same period of 2015. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening costs were $52.4 million for the nine months ended September 30, 2015, compared to $14.8 million for the same period of 2014 and were associated with the design and planning for our development projects. During the nine months ended September 30, 2015, we incurred $34.2 million in development of Wynn Palace and $18.2 million in development of the Wynn resort in Massachusetts. Pre-opening costs in the nine months ended September 30, 2014 related to Wynn Palace.

Depreciation and amortization increased 4.9%, or $11.4 million, to $245.4 million for the nine months ended September 30, 2015, from $234.0 million for the same period of 2014. The increase is primarily due to additional depreciation associated with building improvements at our Macau Operations, including our new VIP gaming rooms. The increase was partially offset by a $1.8 million reduction in depreciation due to a change in the estimated useful lives of certain assets in Macau. As discussed above, we changed our estimate of remaining useful lives of buildings and improvements for Wynn Macau effective September 1, 2015.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$262,536	$259,228	1.3
Capitalized interest	(35,238)	(23,159)	52.2
	$227,298	$236,069	(3.7)

Capitalized interest increased $12.1 million to $35.2 million for the nine months ended September 30, 2015, due to the ongoing borrowings and construction costs related to our development projects. Our interest cost increased $3.3 million to $262.5 million for the nine months ended September 30, 2015 due to an increase in our long term debt. In February 2015, we issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $305.8 million of 7 7/8% first mortgage notes due 2020 and $1,146.5 million of 7 3/4% first mortgage notes due 2020 pursuant to a cash tender offer. In May 2015, we redeemed $71.1 million of the untendered 7 7/8% first mortgage notes due 2020 and in August 2015 redeemed $80.1 million of the untendered 7 3/4% first mortgage notes due 2020. In March 2014, we issued $750 million of 5 1/4% senior notes due 2021. As a result of these financing activities, our weighted average interest rate was lower for the nine months ended September 30, 2015 compared to the same period of 2014.

Other non-operating income and expenses

During the nine months ended September 30, 2015, we recognized a gain of $13.7 million from the change in fair value of the Redemption Note. No change was recognized in the same period of 2014. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements", Note 2 "Summary of Significant Accounting Policies."
During the nine months ended September 30, 2015, we recognized $126.0 million in loss on extinguishment of debt, compared to $7.4 million for the same period of 2014. During 2015, in connection with the cash tender offer and subsequent redemption of untendered 7 7/8% first mortgage notes due 2020 and 7 3/4% first mortgage notes due 2020, we incurred a loss of $124.0 million associated with the premium paid and the write-off of unamortized deferred financing costs and original issue discount. In addition, we incurred a loss of $2.1 million related to the write-off of unamortized deferred financing costs associated with the amendment of our Wynn Macau credit facilities. During the nine months ended September 30, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.
We incurred a loss of $7.0 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $4.7 million for the nine months ended September 30, 2015, compared to $16.1 million for the same period in 2014. During 2015 and 2014, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the nine months ended September 30, 2015 and 2014, we recorded a tax expense of $12.6 million and $8.3 million, respectively. Our income tax expense is primarily related to an increase in the domestic valuation allowance for U.S. FTCs that are not expected to provide a U.S. tax benefit in future years.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. We recorded deferred U.S. income taxes of $1.7 million with respect to amounts not considered permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as these amounts are permanently reinvested. For the nine months ended September 30, 2015 and 2014, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.7 million and $6.6 million, respectively.
Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2015. In October 2015, Wynn Macau SA received an additional 5-year exemption, effective January 1, 2016, from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the nine months ended September 30, 2015 and 2014, we were exempt from the payment of $32.6 million and $80.4 million in such taxes respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of MOP 15.5 million (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends is effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.
In December 2014, we received notification that for the 2015 tax year we had been accepted for the Compliance Maintenance phase of the IRS CAP. The CAP accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. In the Compliance Maintenance phase, the IRS, at its discretion, may reduce the level of review of the taxpayer's tax positions based on the complexity and number of issues, and the taxpayer's history of compliance, cooperation and transparency in the CAP.
In June 2015, the Financial Services Bureau commenced an examination of the 2012 Macau income tax return of Wynn Macau SA. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $68.7 million for the nine months ended September 30, 2015, compared to $192.2 million for the nine months ended September 30, 2014. These amounts represent the noncontrolling interest's share of net income from Wynn Macau, Limited.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements", Note 16 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Macau Operations	$162,822	$325,529	$548,555	$1,016,858
Las Vegas Operations	117,069	133,250	349,783	403,962
	$279,891	$458,779	$898,338	$1,420,820

Adjusted Property EBITDA at our Macau Operations decreased year-over-year by 50.0% and 46.1% for the three and nine months ended September 30, 2015, respectively, primarily due to the decline in casino revenues.

Adjusted Property EBITDA at our Las Vegas Operations decreased year-over-year by 12.1% and 13.4% for the three and nine months ended September 30, 2015, respectively, primarily due to the decline in casino revenues.

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

Net cash provided by operations for the nine months ended September 30, 2015 was $345.5 million, compared to $974.1 million for the nine months ended September 30, 2014. The reduction was primarily due to lower operating income that was driven by stronger operating results in the prior year and from the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $1,425.9 million, compared to $565.5 million for the same period in 2014. Capital expenditures, net of construction payables and retention, were $1,331.7 million and $707.1 million for the nine months ended September 30, 2015 and 2014, respectively, primarily associated with Wynn Palace construction. Net cash used in investing activities for the nine months ended September 30, 2014 was partially offset by proceeds of $199.9 million provided from restricted cash that we applied to repayment of certain Wynn Palace related construction and development costs.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $798.1 million, compared to $48.9 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we amended our Wynn Macau credit facilities and received proceeds of $2.3 billion from our fully funded senior secured term loan facility. These proceeds were used to repay $953.3 million in outstanding borrowings under the senior secured term loan facility dated July 30, 2012 and $815.8 million in outstanding borrowings under the senior secured revolving credit facility dated July 30, 2012. We also issued $1.8 billion of 5 1/2% senior notes due 2025 and used the proceeds for the purchase of $1.6 billion of our first mortgage notes due in 2020. Net cash provided by financing activities for the nine months September 30, 2014 were primarily attributable to proceeds of $825.5 million from the issuance of senior notes, partially offset by the payment of dividends of $690.4 million and open market purchases of $68.4 million in principal of first mortgage notes.

Capital Resources

As of September 30, 2015, we had approximately $1,900.2 million of cash and cash equivalents and $247.9 million of available-for-sale investments in domestic debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn Macau, Limited (of which we own 72%) and its subsidiaries held $765.4 million in cash. If our portion of this cash was repatriated to the U.S. on September 30, 2015, it would not be subject to U.S. tax in the year of repatriation. Wynn Resorts, Limited (including its subsidiaries other than Wynn Las Vegas and Wynn Macau), which is not a guarantor of the debt of its subsidiaries, held $1,084.0 million and $247.9 million of cash and available-for-sale investments, respectively. Wynn Las Vegas, LLC held cash balances of $50.8 million.

We expect that our future cash needs will relate primarily to the funding of our development projects, debt service and retirement, general corporate purposes and enhancements to our operating resorts. We intend to primarily fund our development projects with operating cash flow and the available borrowing capacity under our bank credit facilities.

On September 30, 2015, we amended our Wynn Macau credit facilities (“Amended Wynn Macau Credit Facilities”) to, among other things, increase borrowing capacity and extend maturity dates. Borrowings under the Amended Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and will be used to refinance Wynn Macau SA's existing indebtedness, to fund the construction and development of Wynn Palace and for general corporate purposes. The Amended Wynn Macau Credit Facilities include an approximately $2.3 billion equivalent fully funded senior secured term loan facility and an approximately $750 million equivalent senior secured revolving credit facility. As of September 30, 2015, the Company had $750 million of available borrowing capacity under the senior secured revolving credit facility.

The Company's Wynn America credit facilities include a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility entered into by Wynn America, LLC in November 2014 (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities will be used to fund the design, development, construction and pre-opening expenses of the Wynn resort in Massachusetts and for other general corporate purposes. As of September 30, 2015, there were no amounts drawn under the Wynn America Credit Facilities; however, there were outstanding letters of credit totaling $10.0 million reducing the available borrowing capacity to $1.24 billion.

We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2015, we had outstanding letters of credit totaling $10.0 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2015 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed above under "Financing Activities."

Other Factors Affecting Liquidity

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Las Vegas, LLC, Wynn America, LLC and Wynn Macau SA debt instruments contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict our ability to pay dividends or distributions to any direct or indirect subsidiaries.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC's indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau SA and Wynn Macau, Limited's debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our critical policies and estimates since year end, except as discussed below.

We review remaining estimated useful lives of our property and equipment on an ongoing basis. In our review of estimated useful lives of buildings and improvements for Wynn Macau, we consider factors such as liberalization of the gaming industry in Macau, market expansion and actions taken by the Macau government regarding concession renewals. This review indicated that our estimated useful lives of buildings and improvements extend beyond the current expiration of the gaming concession in June 2022 and land concession in August 2029. As a result effective September 1, 2015, we have changed our estimate of remaining useful lives of Wynn Macau assets to better reflect the estimated periods during which these assets are expected to remain in service.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

•	our dependence on Stephen A. Wynn;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	general global political and economic conditions, particularly in China, which may impact levels of travel, leisure and consumer spending;

•
factors affecting the development and success of new gaming and resort properties (including limited labor resources in Macau and government labor and gaming policies, unexpected cost increases, environmental regulation and our ability to secure federal, state and local permits and approvals necessary for our construction projects);

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada's shares;

•	pending or future legal proceedings, regulatory or enforcement actions or probity investigations;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	competition in the casino/hotel and resort industries and actions taken by our competitors, including new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	our relationships with Macau games promoters;

•	our ability to maintain our customer relationships and collect and enforce gaming receivables;

•	extensive regulation of our business (including the Chinese government's ongoing anti-corruption campaign) and the cost of compliance or failure to comply with applicable laws and regulations;

•	our ability to maintain our gaming licenses and concessions;

•	changes in gaming laws or regulations (including stricter smoking regulations in Macau);

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	our current and future insurance coverage levels;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our debt agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

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

We currently have three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. Under two of the swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Wynn Macau Senior Term Loan Facility in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.48% to 3.23%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, we pay a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Senior Term Loan Facility in exchange for receipts on the same amount at a variable-rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.43% to 3.18%. This interest rate swap agreement matures in July 2017.

As of September 30, 2015 and December 31, 2014, the interest rate swaps were recorded as a liability of $1.1 million in other long term liabilities and as an asset of $5.9 million in deposits and other assets, respectively.

Interest Rate Sensitivity

As of September 30, 2015, approximately 82% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of September 30, 2015, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $15.5 million.

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

Because many of Wynn Macau's payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau's obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong

Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau's results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. The amount of our cash balances that are denominated in foreign currencies, primarily the Hong Kong dollar, can change significantly, representing approximately 24% of our September 30, 2015 cash balances. Based on our balances at September 30, 2015, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $22.7 million.

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

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the nine months ended September 30, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2015, we had no repurchases of our common stock.

Item 5. Other Information

Amendment of Wynn America Credit Facilities

                On November 5, 2015, Wynn America, certain subsidiaries of Wynn America, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain “Consenting Lenders” (as defined in the amendment) amended the Wynn America Credit Facilities to extend the available borrowing period from November 20, 2015 to March 30, 2016 and June 30, 2016 for up to $100.3 million and $704.7 million, respectively, of the delay draw senior secured term facility. The available borrowing period for $70.0 million of the delay draw senior secured term facility was not extended. Wynn America paid customary fees and expenses in connection with the amendment. The foregoing description of the amendment is qualified in its entirety by the full text of the amendment filed as Exhibit 10.4 hereto and incorporated by reference.

Amendment of the Company’s Bylaws

On November 2, 2015, the Company amended and restated its bylaws (“Bylaws”) to provide that the chairman of any meeting of stockholders may adjourn or recess such meeting for any or no reason and to address other procedural aspects regarding the conduct of business at meetings of stockholders.  In addition, the Bylaws were amended to provide that the lead independent director has the authority to call a special meeting of the Board of Directors.  The foregoing description of the Bylaws is qualified in its entirety by the full text of the Bylaws filed as Exhibit 3.2 hereto and incorporated by reference.

Item 6. Exhibits

(a)	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
*3.2	Eighth Amended and Restated Bylaws of the Registrant.
*10.1
Common Terms Agreement Fifth Amendment Agreement, dated September 30, 2015, between, among others, Wynn Resorts (Macau) S.A. as the Company, Certain Financial Institutions as Term Facility Lenders, Revolving Credit Facility Lenders, Additional Lenders and Hedging Counterparties, Standard Chartered Bank (Hong Kong) Limited and the Royal Bank of Scotland Plc, Singapore Branch, as Outgoing Global Coordinating Lead Arrangers and Bank of China Limited, Macau Branch, as Term Facility Agent, Revolving Credit Facility Agent, Additional Facility Agent, Intercreditor Agent and Security Agent.

*10.2	Term Facility Agreement Fourth Amendment Agreement, dated September 30, 2015, among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Term Facility Agent and Term Facility Lender.
*10.3
Revolving Credit Facility Agreement Amendment Agreement, dated September 30, 2015, among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender.

*10.4
First Amendment to Credit Agreement, dated as of November 5, 2015, by and among Wynn America, LLC, as borrower, the Guarantors listed therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 6, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statement of Stockholders' Equity (Deficit) at September 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: November 6, 2015	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

