Form 10-K
period 2015-12-31
WYNN RESORTS LTD
filed 2016-02-29
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(702) 770-7555
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates based on the closing price as reported on the NASDAQ Global Select Market on June 30, 2015 was approximately $7.99 billion.
As of February 12, 2016, 101,749,906 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III of this Form 10-K.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-K

PART I
Item 1. Business

Overview

Wynn Resorts, Limited, ("Wynn Resorts," or together with its subsidiaries, "we" or the "Company"), led by Chairman and Chief Executive Officer, Stephen A. Wynn, is a leading developer, owner and operator of destination casino resorts (integrated resorts) that integrate hotel accommodations and a wide range of amenities, including fine dining outlets, premium retail offerings, distinctive entertainment theaters and large meeting complexes.

Wynn Resorts currently owns 72% of Wynn Macau, Limited, which operates an integrated resort in the Macau Special Administrative Region of the People's Republic of China ("Macau"). Wynn Resorts also owns 100% of and operates an integrated resort in Las Vegas, Nevada.

We are currently constructing Wynn Palace, an integrated resort in the Cotai area of Macau, which we expect to open in the first half of 2016; however, potential construction delays could push the opening date into the second half of 2016. We have begun site preparation and pre-construction activities for the development and construction of an integrated resort in Everett, Massachusetts, adjacent to Boston.

We present the operating results of our two existing integrated resorts in the following two segments: Macau Operations and Las Vegas Operations. For more information on our segments, see Item 8—"Financial Statements and Supplementary Data," Note 18 "Segment Information."

Wynn Resorts, a Nevada corporation, was formed in 2002. Wynn Resorts files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of such reports with the Securities and Exchange Commission ("SEC"). Any document Wynn Resorts files may be inspected, without charge, at the SEC's public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC's internet site address at http://www.sec.gov. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, through our own internet address at www.wynnresorts.com, Wynn Resorts provides a hyperlink to a third-party SEC filing website which posts these filings as soon as reasonably practicable, where they can be reviewed without charge. The information found on our website is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

Our Resorts

Macau Operations

We opened Wynn Macau on September 6, 2006 and opened Encore at Wynn Macau, an expansion of Wynn Macau, on April 21, 2010. We refer to the integrated Wynn Macau and Encore at Wynn Macau resort as "Wynn Macau | Encore" or as our "Macau Operations." We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002. See "Regulation and Licensing—Macau" for details on the casino concession agreement. We lease from the Macau government an approximately 16-acre parcel of land in downtown Macau's inner harbor where Wynn Macau | Encore is located. See "Item 2—Properties" for details on the land concession agreement.

Wynn Macau | Encore features the following as of February 12, 2016:

•	Approximately 284,000 square feet of casino space offering 24-hour gaming with 458 table games and 708 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Casual and fine dining in eight restaurants;

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

•	Approximately 31,000 square feet of space for lounges and meeting facilities;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In February 2015, we completed the renovation of approximately 27,000 square feet of our casino space at Wynn Macau for new VIP gaming rooms.

Las Vegas Operations

We opened Wynn Las Vegas on April 28, 2005 and opened Encore at Wynn Las Vegas, an expansion of Wynn Las Vegas, on December 22, 2008. We refer to the integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort as "Wynn Las Vegas | Encore" or as our "Las Vegas Operations." Wynn Las Vegas | Encore is located at the intersection of the Las Vegas Strip and Sands Avenue, and occupies approximately 215 acres of land fronting the Las Vegas Strip. In addition, we own approximately 18 acres across Sands Avenue, a portion of which is utilized for employee parking and an office building, and approximately five acres adjacent to the golf course on which an office building is located.

Wynn Las Vegas | Encore features the following as of February 12, 2016:

•	Approximately 186,000 square feet of casino space, offering 24-hour gaming with 232 table games and 1,866 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	34 food and beverage outlets featuring signature chefs;

•
Approximately 99,000 square feet of high-end, brand-name retail shopping, including stores and boutiques by Alexander McQueen, Brioni, Cartier, Chanel, Chloé, Chopard, Dior, Givenchy, Graff, Hermes, IWC Schaffhausen, Jaeger-LeCoultre, Loro Piana, Louis Vuitton, Moncler, Nicholas Kirkwood, Piaget, Prada, Rolex, Vertu and others;

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	A specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting "Steve Wynn's ShowStoppers," a Broadway-style entertainment production; and

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas, two full service spas and salons, and a wedding chapel.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We have obtained the relevant approvals to transform the dealership and adjacent space into additional retail space. In November 2015, we completed the remodel of all guest rooms in our Encore hotel tower, completed the remodel of one of our restaurants and began the re-branding of one of our night clubs, which is scheduled for completion in April 2016.  In December 2015, we opened a 5,000 square-foot luxury lounge for gaming and entertainment in Encore.

Construction and Development Opportunities

We are currently constructing Wynn Palace, an integrated resort featuring a 1,700 room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and gaming space, in the Cotai area of Macau. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4.1 billion. As of December 31, 2015, we have invested $3.5 billion in the project.

In September 2011, Palo Real Estate Company Limited ("Palo") and Wynn Resorts (Macau), S.A. ("Wynn Macau SA"), each an indirect subsidiary of Wynn Macau, Limited, formally accepted the terms and conditions of a land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession.

The initial term of the Cotai land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (including interest at 5%), which began in November 2012. As of December 31, 2015, the remaining $16.0 million obligation was recorded as a current liability. We will be required to make annual lease payments of $0.8 million during the resort construction period and annual lease payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau SA and Palo executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited, acting as the general contractor. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20.6 billion (approximately $2.7 billion).  On November 18, 2015, we were notified by the general contractor that the Wynn Palace project in the Cotai area of Macau will not be ready to open by the projected early completion date of March 25, 2016. The general contractor has expressed its commitment to the completion of the project by the required date but has advised us that they dispute our assessment of liquidated damages. We continue to expect to open the property in the first half of 2016; however, potential construction delays could push the opening date into the second half of 2016. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by CIMIC Group Limited (formerly Leighton Holdings Limited), the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

In November 2014, we were awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, adjacent to Boston. This was the only license granted in the greater Boston region. The resort will be located on a 33-acre site along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets. We have begun site remediation, site preparation and pre-construction activities.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Our Strategy

We believe that Wynn Resorts is the world's preeminent designer, developer, and operator of integrated resorts. The Company's integrated resort business model, pioneered by Chairman and Chief Executive Officer Stephen A. Wynn, integrates luxury hotel rooms, high-end retail, an array of dining and entertainment options, meeting space, and gaming, all supported by superior levels of customer service. Given his extensive design and operational experience across numerous gaming jurisdictions, we believe that Mr. Wynn's involvement with our resorts provides a distinct advantage over other gaming enterprises.

Wynn Resorts and its management team have a demonstrated track record in developing and operating successful integrated resort projects around the world. The senior executive team has an average of over 25 years of experience in the hotel and gaming industries. In addition, we have a 125-person design, development and construction subsidiary, the senior management of which has significant experience across all major construction disciplines.

We aim to build appropriately scaled integrated resorts that attract a wide range of customer segments (including premium international customers), generate strong financial results, and complement their surrounding market areas. We design and continually refresh our integrated resorts to create unique customer experiences across a wide range of gaming and non-gaming amenities. Our business is dependent upon repeat visitation from our guests; we believe superior customer experience and service is the best marketing strategy to attract and retain our customers. We emphasize human resources and staff training to ensure our employees are prepared to provide the luxury service that our guests expect.

Our integrated resorts are conceptualized, designed, built and operated in major metropolitan markets to service all customers with an emphasis on providing superior levels of premium customer service. In Las Vegas and Macau, we have been successful in attracting not only a wide range of domestic guests, but also extending our customer market areas into international markets. We leverage our international marketing team across branch offices (Hong Kong SAR, Singapore, Japan, Taiwan and Vancouver, Canada) located in five countries to attract international customers.

Reflecting our commitment to customer service globally, the Company has received the following recognition:

•	Collectively, Wynn Resorts earned more Five-Star awards than any other independent hotel company in the world in the official 2016 Forbes Travel Guide Star Rating list.

•	Wynn Macau | Encore continues to be the only resort in the world with seven Five-Star awards.

•	Wynn Resorts owns two of the largest Forbes Five-Star hotels in the United States: Wynn Tower Suites (Las Vegas) and Encore Tower Suites (Las Vegas).

•	Wynn Resorts was once again honored as the highest ranking casino resort on FORTUNE Magazine's 2016 World's Most Admired Companies list in the hotel, casino and resort category.

We plan to continue to seek out new opportunities to develop and operate integrated resorts, including related businesses, around the world. Overall, we believe Wynn Resorts has a demonstrated track record of developing integrated resorts that stimulate city- and region-wide economic activity, which we believe includes:

•	attracting a wide range of customers to the region, including high-net-worth international tourists;

•	driving international tourism for the region;

•	lifting average hotel room rates in the region;

•	extending the average length of stay per visitor;

•	complementing existing convention and meeting business with 5-star accommodations and appropriately scaled meeting amenities;

•	elevating service levels with the execution of five-star customer service; and

•	helping stimulate city-wide investment and employment.

Market and Competition

The casino resort industry is highly competitive. Both our Macau Operations and our Las Vegas Operations compete with other high-quality casino resorts. Resorts located on or near our properties compete on the basis of the range of amenities, level of service, price, location, entertainment, themes and size, among other factors. We seek to differentiate our Macau and Las Vegas integrated resorts from other major resorts by delivering superior design and customer service.

Macau

Macau is governed as a special administrative region of China and is located approximately 37 miles southwest of, and approximately one hour away via ferry from, Hong Kong. Macau, which has been a casino destination for more than 50 years, consists principally of a peninsula on mainland China, with two neighboring islands, Taipa and Coloane, between which the Cotai area is located. In 2002, the government of Macau ended a 40-year monopoly on the conduct of gaming operations by conducting a competitive process that resulted in the issuance of gaming concessions to three concessionaires (including Wynn Macau SA), who in turn were permitted, subject to the approval of the government of Macau, to each grant one subconcession, resulting in a total of six gaming concessionaires and subconcessionaires. In addition to Wynn Macau SA, each of Sociedade de Jogos de Macau ("SJM") and Galaxy Entertainment Group Limited are primary concessionaires with Sands China Ltd., Melco Crown and MGM China Holdings Limited operating under subconcessions. There is no limit to the number of casinos each concessionaire or subconcessionaire is permitted to operate, but each facility is subject to government approval. Currently, there are 36 operating casinos in Macau.

We believe that Macau is located in one of the world's largest concentrations of potential gaming customers. According to Macau Statistical Information, casinos in Macau, the largest gaming market in the world, generated approximately $29 billion in gaming revenue in 2015. Since the introduction of new casinos starting in 2004, the Macau market has experienced a significant increase in annual gaming revenue from the $2.9 billion generated in 2002; however, the Macau market has recently experienced significant year-over-year declines, including a 34.3% decline in 2015.

Macau's gaming market is primarily dependent on tourists. Tourist arrivals in 2015 were 30.7 million, compared to 31.5 million in 2014. The Macau market has also experienced tremendous growth in capacity in the last several years. As of December 31, 2015, there were 32,200 hotel rooms, 5,957 table games and 14,578 slot machines in Macau, compared to 12,978 hotel rooms, 2,762 table games and 6,546 slot machines as of December 31, 2006.

Gaming customers traveling to Macau have typically come from nearby destinations in Asia, including Hong Kong, mainland China, Taiwan, South Korea and Malaysia. According to the Macau Statistics and Census Service Monthly Bulletin of Statistics, approximately 90% of the tourists who visited Macau in 2015 came from Hong Kong, mainland China and Taiwan. Travel to Macau by citizens of mainland China requires a visa. Chinese government officials have, on occasion, exercised their authority to adjust the visa policy and may do so in the future.

Wynn Macau faces competition primarily from the 35 other casinos located throughout Macau plus casinos located throughout the world, including Singapore, Australia, the Philippines, Las Vegas and cruise ships in Asia that offer gaming.

Las Vegas

Las Vegas is the largest gaming market in the United States.  Although Las Vegas Strip gaming revenues remained relatively flat at $6.3 billion for the year ended December 31, 2015, the economic environment in the gaming and hotel markets in Las Vegas continued to improve with increased visitation and hotel room demand.  During 2015, the average daily room rate increased 2.7% and visitation increased 2.9% to 42.3 million visitors compared to 2014. In addition, Las Vegas Strip resorts experienced 2015 year-over-year increases of 0.6% and 3.3% in occupancy and revenue per available room, respectively.

Our Las Vegas Operations are located on the Las Vegas Strip and compete with other high-quality resorts and hotel casinos in Las Vegas. Our Las Vegas Operations also compete, to some extent, with other casino resorts throughout the United States and elsewhere in the world.

Geographic Data

Geographic data are reported in Item 8—"Financial Statements and Supplementary Data," Note 18 "Segment Information." Additional financial data about our geographic operations is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Regulation and Licensing

Macau

General. As a casino concessionaire, Wynn Macau SA, an indirect 72% owned subsidiary of the Company, is subject to the regulatory control of the government of Macau. The government has adopted Laws and Administrative Regulations governing the operation of casinos in Macau. Only concessionaires or subconcessionaires are permitted to operate casinos. Subconcessions may be awarded subject to the approval of the Macau government and each concessionaire has issued one subconcession. Each concessionaire was required to enter into a concession agreement with the Macau government which, together with the Law and Administrative Regulations, form the framework for the regulation of the activities of the concessionaire.

Under the Law and Administrative Regulations, concessionaires are subject to suitability requirements relating to background, associations and reputation, as are stockholders of 5% or more of a concessionaire's equity securities, officers, directors and key employees. The same requirements apply to any entity engaged by a concessionaire to manage casino operations. Concessionaires are required to satisfy minimum capitalization requirements, demonstrate and maintain adequate financial capacity to operate the concession and submit to continuous monitoring of their casino operations by the Macau government. Concessionaires also are subject to periodic financial reporting requirements and reporting obligations with respect to, among other things, certain contracts, financing activities and transactions with directors, financiers and key employees. Transfers or the encumbering of interests in concessionaires must be reported to the Macau government and are ineffective without government approval.

Each concessionaire is required to engage an executive director who must be a permanent resident of Macau and the holder of at least 10% of the capital stock of the concessionaire. The appointment of the executive director and of any successor is ineffective without the approval of the Macau government. All contracts placing the management of a concessionaire's casino operations with a third party also are ineffective without the approval of the Macau government.

Concessionaires are subject to a special gaming tax of 35% of gross gaming revenue, and must also make an annual contribution of up to 4% of gross gaming revenue for the promotion of public interests, social security, infrastructure and tourism. Concessionaires are obligated to withhold applicable taxes, according to the rate in effect as set by the government, from any commissions paid to gaming promoters. The withholding rate may be adjusted from time to time.

Concession Agreement. The concession agreement between Wynn Macau SA and the Macau government required Wynn Macau SA to construct and operate one or more casino gaming properties in Macau, including, at a minimum, one full-service casino resort by the end of December 2006, and to invest not less than a total of 4 billion Macau patacas (approximately $500.0 million) in Macau-related projects by June 2009. These obligations were satisfied upon the opening of Wynn Macau in 2006.

Wynn Macau SA was also obligated to obtain, and did obtain, a 700.0 million Macau pataca (approximately $87.0 million) bank guarantee from Banco National Ultramarino, S.A. ("BNU") that was effective until March 31, 2007. The amount of this guarantee was reduced to 300 million Macau patacas (approximately $37.0 million) for the period from April 1,

2007 until 180 days after the end of the term of the concession agreement. This guarantee, which is for the benefit of the Macau government, assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform the concession agreement. Wynn Macau SA is obligated, upon demand by BNU, to promptly repay any claim made on the guarantee by the Macau government. BNU is currently paid an annual fee by Wynn Macau SA for the guarantee of approximately 2.3 million patacas (approximately $0.3 million).

The government of Macau may redeem the concession beginning on June 24, 2017, and in such event Wynn Macau SA will be entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated during the tax year prior to the redemption multiplied by the remaining years before expiration of the concession.

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

Gaming Promoters. A gaming promoter, also known as a junket representative, is a person or entity who, for the purpose of promoting casino gaming activity, arranges customer transportation and accommodations, and provides credit in their sole discretion, food and beverage services and entertainment in exchange for commissions or other compensation from a concessionaire. Macau law provides that gaming promoters must be licensed by the Macau government in order to do business with and receive compensation from concessionaires. For a license to be obtained, direct and indirect owners of 5% or more of a gaming promoter (regardless of its corporate form or sole proprietor status), its directors and its key employees must be found suitable. Applicants are required to pay the cost of license investigations, and are required to maintain suitability standards during the period of licensure. The term of a gaming promoter's license is one calendar year, and licenses can be renewed for additional periods upon the submission of renewal applications. Natural person junket representative licensees are subject to a suitability verification process every three years and business entity licensees are subject to the same requirement every six years. The Gaming Inspection and Coordination Bureau ("DICJ") implemented certain instructions in 2009, which have the force of law, relating to commissions paid to, and by, gaming promoters. Such instructions also impose certain financial reporting and audit requirements on gaming promoters.

Under Macau law, licensed gaming promoters must identify outside contractors who assist them in their promotion activities. These contractors are subject to approval of the Macau government. Changes in the management structure of business entity gaming promoters licensees must be reported to the Macau government and any transfer or the encumbering of interests in such licensees is ineffective without prior government approval. To conduct gaming promotion activities licensees must be registered with one or more concessionaires and must have written contracts with such concessionaires, copies of which must be submitted to the Macau government.

Macau law further provides that concessionaires are jointly responsible with their gaming promoters for the gaming activities of such representatives and their directors and contractors in the concessionaire's casinos, and for their compliance with applicable laws and regulations. Concessionaires must submit annual lists of their gaming promoters, and must update such lists on a quarterly basis. The Macau government may designate a maximum number of gaming promoters and specify the number of gaming promoters a concessionaire is permitted to engage. Concessionaires are subject to periodic reporting requirements with respect to commissions paid to their gaming promoters' representatives and are required to oversee their activities and report instances of unlawful activity.

In late 2015, the Macau government implemented enhanced accounting and financial procedures and requirements to be followed by gaming promoters. These enhanced procedures require gaming promoters to disclose more detailed financial and accounting information to the DICJ, including the disclosure of certain financial information on a monthly basis. Gaming promoters also must identify and nominate senior financial or accounting representatives to be available to the DICJ for any follow-up matters the Bureau may require.

Nevada

Introduction. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made thereunder, as well as to various local ordinances. Our Las Vegas Operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we refer to herein collectively as the "Nevada Gaming Authorities."

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

Owner and Operator Licensing Requirements. Our subsidiary, Wynn Las Vegas, LLC, the owner and operator of our Las Vegas Operations, has been approved by the Nevada Gaming Authorities as a limited liability company licensee, referred to as a company licensee, which includes approval to conduct casino gaming operations, including a race book and sports pool, pari-mutuel wagering and the operation of gaming salons. These gaming licenses are not transferable.

Company Registration Requirements. Wynn Resorts was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Resorts Holdings, LLC ("Wynn Resorts Holdings"), a wholly owned subsidiary of Wynn Resorts, and to be registered by the Nevada Gaming Commission as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. Wynn Resorts Holdings was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn America, LLC ("Wynn America") and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn America was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas Holdings, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. Wynn Las Vegas Holdings, LLC was found suitable by the Nevada Gaming Commission to own the equity interests of Wynn Las Vegas, LLC and to be registered by the Nevada Gaming Commission as an intermediary company. In addition to being licensed, Wynn Las Vegas, LLC, as an issuer of debt securities registered with the SEC, also qualified as a registered company. Wynn Las Vegas Capital Corp., a co-issuer of the debt securities, was not required to be registered or licensed, but may be required to be found suitable as a lender or financing source.

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

Redemption of Securities Owned by an Unsuitable Person. The Company's articles of incorporation provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company's or any affiliate's application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts' capital stock that are owned or controlled by such person or its affiliates are subject to redemption by Wynn Resorts. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the Board of Directors to be the fair value of the securities to be redeemed. If Wynn Resorts determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The NASDAQ Global Select Market or if the closing price is not reported, the mean between the bid and ask prices, as quoted by any other generally recognized reporting system. Wynn Resorts' right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by the applicable Gaming Authority and, if not, as the Board of Directors of Wynn Resorts elects, and as set forth in the Company's articles of incorporation.

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze USA, Inc.'s ("Aruze") 24,549,222 shares of Wynn Resorts' common stock. Pursuant to its articles of incorporation, Wynn Resorts issued the Redemption Price Promissory Note (the "Redemption Note") to Aruze in redemption of the shares. Aruze, Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related shareholder derivative litigation. See Item 1A—"Risk Factors" and Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

Consequences of Violating Gaming Laws. If the Nevada Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our Las Vegas Operations and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting or Nonvoting Securities Holders. Regardless of the number of shares held, any beneficial owner of Wynn Resorts' voting or nonvoting securities may be required to file an application, be investigated and have that person's suitability as a beneficial owner of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of the voting or nonvoting securities of Wynn Resorts who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company's voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. However, an "institutional investor," as defined in the Nevada Gaming Control Act, which beneficially owns more than 10% but not more than 11% of a registered company's voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a registered company's voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a registered company's voting securities and maintain its waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Wynn Resorts is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are required to provide maximum assistance in determining the identity of the beneficial owner of any of Wynn Resorts' voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. The certificates representing shares of Wynn Resorts' common stock note that the shares are subject to a right of redemption and other restrictions set forth in Wynn Resorts' articles of incorporation and bylaws and that the shares are, or may become, subject to restrictions imposed by applicable gaming laws.

Consequences of Being Found Unsuitable. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Wynn Resorts;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•
fail to pursue all lawful efforts to require the unsuitable person to relinquish such person's voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Debt Securities Ownership. The Nevada Gaming Commission may, in its discretion, require the owner of any debt or similar securities of a registered company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming

Commission decides that a person is unsuitable to own the securities, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Approval of Public Offerings. Wynn Resorts and Wynn Las Vegas, LLC may not make a public offering (debt or equity) without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On March 21, 2013, the Nevada Gaming Commission granted us and Wynn Las Vegas, LLC prior approval, subject to certain conditions, to make public offerings for a period of three years (the "Shelf Approval"). We are currently in the process of obtaining a renewal for approval from the Nevada Gaming Commission. The Shelf Approval also applies to any affiliated company wholly owned by us that is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

Approval of Changes in Control. A registered company must obtain the prior approval of the Nevada Gaming Commission with respect to a change in control through merger; consolidation; stock or asset acquisitions; management or consulting agreements; or any act or conduct by a person by which the person obtains control of the registered company.

Entities seeking to acquire control of a registered company must satisfy the Nevada Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics. The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees or affecting registered companies that are affiliated with the operations of Nevada gaming licensees may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potential adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy in order to:

•	assure the financial stability of corporate gaming licensees and their affiliated companies;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before a registered company can make exceptional repurchases of voting securities above its current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company's Board of Directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax also is imposed on admission charges where live entertainment is furnished.

Foreign Gaming Investigations. Any person who is licensed, required to be licensed, registered, required to be registered in Nevada, or is under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Control Board of the licensee's or registrant's participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the foreign gaming reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

Massachusetts

Introduction. On November 22, 2011, Massachusetts Governor Deval Patrick signed Chapter 194 of the Acts of 2011 "An Act Establishing Expanded Gaming in the Commonwealth," legislation (the "Gaming Act") designed to provide significant benefits to the Commonwealth of Massachusetts by advancing job creation and economic development. The Gaming Act allows for up to three destination resort casinos located in three geographically diverse regions across the Commonwealth and a single slots facility, not pegged to any particular region. The licensing fee for each resort casino is $85.0 million and requires a capital investment, to include a hotel facility, of at least $500.0 million. The Commonwealth will receive 25% of gross gaming revenues.

The Gaming Act also called for the creation of a five-member independent body, the Massachusetts Gaming Commission (the "MGC"), to oversee the implementation and licensing process, as well as regulate the operation of gaming facilities. The MGC is in the process of promulgating detailed regulations to govern the operations of the resort casinos and the slot parlor facility. The slot facility, located in Plainville, MA, opened in June 2015.

Owner and Operator Licensing Requirements. Our indirect wholly owned subsidiary, Wynn MA, LLC, was the "applicant" under the MGC's Phase 1 regulations and was determined to be suitable for the purpose of holding a Category 1 Gaming License. On September 17, 2014, the MGC designated Wynn MA, LLC the award winner of the Greater Boston (Region A) gaming license. On November 7, 2014, the gaming license awarded to us became effective.

Company Registration Requirements. In addition, pursuant to the Phase 1 regulations, the following entities and persons are deemed to be "qualifiers" subject to investigation: all members, transferees of a member's interest, directors and managers of the licensee and, in the judgment of the MGC, each lender, each holder of indebtedness, each underwriter, each close associate, each executive and each agent. As a result, Wynn Resorts, its key employees and its directors were therefore subject to a suitability investigation. Wynn Resorts and all individual qualifiers were found suitable by the MGC. As our progress in Massachusetts continues, additional entities and key employees may be required to file applications with the MGC and are or may be required to be licensed or found suitable by the MGC. Following Wynn America, an indirect wholly owned subsidiary of Wynn Resorts, Limited, entering into a senior secured credit facility in November 2014, the MGC has requested additional applications, which are pending. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the MGC.

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

Seasonality

We may experience fluctuations in revenues and cash flows from month to month; however, we do not believe that our business is materially impacted by seasonality.

Employees

As of December 31, 2015, we had approximately 20,800 total employees (including approximately 8,900 in Macau and 11,900 in Las Vegas).

Our ten-year collective bargaining agreement with the Culinary and Bartenders Union, which covers approximately 5,590 employees at our Las Vegas Operations, was set to expire in July 2015.  We have signed an extension of the agreement and are currently negotiating a new agreement.  In November 2010, we entered into a ten-year collective bargaining agreement with the Transportation Workers Union, which covers 444 table games dealers at our Las Vegas Operations.  Certain other unions may seek to organize the workers of our resorts.

Intellectual Property

Among our most important marks are our trademarks and service marks that use the name "WYNN." Wynn Resorts has registered with the U.S. Patent and Trademark Office ("PTO") a variety of the WYNN-related trademarks and service marks in connection with a variety of goods and services.

We have also filed applications with various foreign patent and trademark registries, including in Macau, China, Singapore, Hong Kong, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services.

We recognize that our intellectual property assets, including the word and logo version of "WYNN," are among our most valuable assets. As a result, and in connection with expansion of our resorts and gaming activities outside the United States, we have undertaken a program to register our trademarks and other intellectual property rights in relevant jurisdictions. We have retained counsel and intend to take all steps necessary to protect our intellectual property rights against unauthorized use throughout the world.

On August 6, 2004, we entered into agreements with Mr. Wynn that confirm and clarify our rights to use the "Wynn" surname and Mr. Wynn's persona in connection with our casino resorts. Under a Surname Rights Agreement, Mr. Wynn has acknowledged our exclusive, fully paid-up, perpetual, worldwide right to use, and to own and register trademarks and service marks incorporating, the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to our affiliates. Under a Rights of Publicity License, Mr. Wynn has granted us the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to our affiliates, until October 24, 2017.

We have also registered various domain names with various domain registrars around the world. Our domain registrations extend to various foreign countries such as ".com.cn" and ".com.hk." We pursue domain related infringement on a case by case basis depending on the infringing domain in question. The information found on these websites is not a part of this Annual Report on Form 10-K or any other report we file or furnish to the SEC.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A—"Risk Factors" and other factors we describe from time to time in our periodic filings with the SEC, such as:

•	our dependence on Stephen A. Wynn;

•	general global political and economic conditions, particularly in China, which may impact levels of travel, leisure and consumer spending;

•
construction risks (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);

•
factors affecting the development and success of new gaming and resort properties (including limited labor resources in Macau and government labor and gaming policies, unexpected cost increases, environmental regulation and our ability to secure federal, state and local permits and approvals necessary for our construction projects);

•	changes in the valuation of the promissory note we issued in connection with the redemption of Mr. Okada's shares;

•	restrictions or conditions on visitation by citizens of mainland China to Macau;

•	potential violations of law by Mr. Kazuo Okada, a former shareholder of ours;

•	pending or future legal proceedings, regulatory or enforcement actions or probity investigations;

•	any violations by us of the anti-money laundering laws or Foreign Corrupt Practices Act;

•	competition in the casino/hotel and resort industries and actions taken by our competitors, including new development and construction activities of competitors;

•	our dependence on a limited number of resorts and locations for all of our cash flow;

•	our relationships with Macau gaming promoters;

•	our ability to maintain our customer relationships and collect and enforce gaming receivables;

•	extensive regulation of our business (including the Chinese government's ongoing anti-corruption campaign) and the cost of compliance or failure to comply with applicable laws and regulations;

•	our ability to maintain our gaming licenses and concessions;

•	changes in gaming laws or regulations;

•	changes in federal, foreign, or state tax laws or the administration of such laws;

•	cybersecurity risk including misappropriation of customer information or other breaches of information security;

•	our current and future insurance coverage levels;

•	conditions precedent to funding under our credit facilities;

•	continued compliance with all provisions in our debt agreements;

•	leverage and debt service (including sensitivity to fluctuations in interest rates);

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts, skills and reputation of Stephen A. Wynn, the Chairman of the Board, Chief Executive Officer and one of the principal stockholders of Wynn Resorts. Mr. Wynn's employment agreement expires in October 2022. However, we cannot assure you that Mr. Wynn will remain with Wynn Resorts. If we lose the services of Mr. Wynn, or if he is unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.

Visitation to Macau may continue to decline due to economic disruptions in mainland China, restrictions on visitations to Macau from citizens of mainland China and the anti-corruption campaign.

A significant number of our gaming customers at Wynn Macau | Encore come from mainland China. Continued economic disruption, contraction and uncertainty in China could further impact the number of patrons visiting our Macau Operations or the amount they may be willing to spend. In addition, policies adopted from time to time by the Chinese government, including any travel restrictions imposed by China on its citizens such as restrictions imposed on exit visas granted to residents of mainland China for travel to Macau, could disrupt the number of visitors from mainland China to our property. It is not known when, or if, policies similar to those implemented in 2009 restricting visitation by mainland Chinese citizens to Macau and Hong Kong, will be put in place and travel policies may be adjusted, without notice, in the future. Furthermore, the Chinese government's ongoing anti-corruption campaign has influenced the behavior of Chinese consumers and their spending patterns both domestically and abroad. The campaign has specifically led to tighter monetary transfer regulations, including real time monitoring of certain financial channels, which has disrupted and may continue to impact the number of visitors and the amount of money they bring from mainland China to Macau.  The overall effect of the campaign and monetary transfer restrictions may continue to impact or result in an even greater decline in visitations and may continue to negatively affect our revenues and results of operations.

Our business is particularly sensitive to reductions in discretionary consumer and corporate spending as a result of downturns in the global economy.

Consumer demand for casino/hotel resorts, trade shows and conventions and for the type of luxury amenities that we offer is particularly sensitive to downturns in the global economy, which adversely impact discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general global economic conditions, high unemployment, weakness in housing or oil markets, perceived or actual changes in disposable consumer income and wealth, an economic recession and changes in consumer confidence in the global economy, or fears of war and future acts of terrorism have in the past and could in the future reduce customer demand for the luxury amenities and leisure activities we offer, and may have a significant negative impact on our operating results.

Also, consumer demographics and preferences may evolve over time, which, for example, has resulted in recent growth in consumer demand for non-gaming offerings. Our success depends in part on our ability to anticipate the preferences of consumers and react to those trends and any failure to do so may negatively impact our operating results.

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

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of Wynn Palace and/or the Wynn resort in Massachusetts.

We anticipate that only some of the subcontractors engaged for these projects will post bonds guaranteeing timely completion of the subcontractor's work and payment for all of that subcontractor's labor and materials. These bonds may not be adequate to ensure completion of the work.

Our Wynn Palace facility or the Wynn resort in Massachusetts facility may not commence operations on schedule and construction costs for these projects may exceed budgeted amounts. Failure to complete these projects on schedule or within budget may have a significant negative effect on us and on our ability to make payments on our debt. On November 18, 2015, we were notified by the general contractor of Wynn Palace that the facility will not be ready to open by the projected early completion date of March 25, 2016. The general contractor has expressed its commitment to the completion of the project by the required date but has advised us that they dispute our assessment of liquidated damages.

Our new projects may not be successful.

In addition to the construction and regulatory risks associated with our current and future construction projects, we cannot assure you that the level of consumer demand for our casino resorts or for the type of luxury amenities that we will offer will meet our expectations.  The operating results of our new projects may be materially different than the operating results of our current integrated resorts due to, among other reasons, differences in consumer and corporate spending and preferences in new geographic areas, increased competition from other markets or other developments that may be beyond our control.  In addition, our new projects may be more sensitive to certain risks, including risks associated with downturns in the economy, than the integrated resorts we currently operate.  The demands imposed by new developments on our managerial, operational and other resources may impact our operation of our existing resorts.  If any of these issues were to occur, it could adversely affect our prospects, financial condition, or results of operations.

Mr. Okada and his affiliates have challenged the redemption of Aruze's Shares. An adverse judgment or settlement resulting from the related litigation could reduce our profits or limit our ability to operate our business.

On February 18, 2012, Wynn Resorts' Gaming Compliance Committee received an independent report by Freeh, Sporkin & Sullivan, LLP (the "Freeh Report") detailing a pattern of misconduct by the Okada Parties. After receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that each of the Okada Parties was "unsuitable" within the meaning of Article VII of Wynn Resorts' articles of incorporation and redeemed all of Aruze's shares of Wynn Resorts' common stock. See Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies." On February 19, 2012, Wynn Resorts filed a complaint in the Eighth Judicial District Court, Clark County, Nevada against the Okada Parties (as amended, the "Complaint"), alleging breaches of fiduciary duty and related claims (the "Redemption Action") arising from the activities addressed in the Freeh Report. The Company is seeking compensatory and special damages as well as a declaration that it acted lawfully and in full compliance with its articles of incorporation, bylaws and other governing documents in redeeming and canceling the shares of Aruze. On March 12, 2012, the Okada Parties filed an answer denying the claims and a counterclaim (as amended, the "Counterclaim") against the Company, each of the members of the Company's Board of Directors (other than Mr. Okada) and Wynn Resorts' General Counsel (collectively, the "Wynn Parties"), seeking, among other things a declaration that the redemption of Aruze's shares was void, an injunction restoring Aruze's share ownership, damages in an unspecified amount and rescission of the Amended and Restated Stockholders Agreement, dated as of January 6, 2010, by and among Aruze, Stephen A. Wynn, and Elaine P. Wynn (the "Stockholders Agreement"). In connection with the Redemption Action and Counterclaim (1) various Okada Parties filed a complaint in the Tokyo District Court against the Company, all members of the Board of Directors (other than Mr. Okada) and the Company's General Counsel alleging that the press release issued by the Company in connection with the Redemption Action has damaged their social evaluation and credibility and seeking damages and legal fees, (2) four federal derivative actions were commenced against the Company and all members of its Board of Directors, (3) two state derivative actions were commenced against the Company and all members of its Board of Directors (4) regulatory inquiries and investigations were initiated against the Company, and (5) the Okada Parties filed a complaint in the Court of First Instance of Macau (against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and/or Wynn Macau, Limited. See Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies," for a full description of these matters and status as of the date of this report. The Company is vigorously pursuing its claims against the Okada Parties, and together with the other counter-defendants, vigorously defending against the Counterclaim and other actions asserted against them. However, as with all litigation, the outcome of these proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

Potential violations of law by Mr. Okada (former director and formerly the largest beneficial owner of our shares) and his affiliates could have adverse consequences to the Company.

The Freeh Reported detailed numerous instances of conduct constituting prima facie violations of the Foreign Corrupt Practices Act (the "FCPA") by Kazuo Okada (formerly the largest beneficial owner of our shares) and certain of his affiliates. See Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies." The Company has provided the Freeh Report to applicable regulators and has been cooperating with related investigations of such regulators. The conduct of Mr. Okada and his affiliates and the outcome of any resulting regulatory findings could have adverse consequences to the Company. A finding by regulatory authorities that Mr. Okada violated the FCPA on Company property and/or otherwise involved the Company in criminal or civil violations could result in actions by regulatory authorities against the Company. Relatedly, regulators have and may pursue separate investigations into the Company's compliance with applicable laws in connection with the Okada matter, as discussed in Item 8—"Financial Statements and Supplementary Data," Note 17

"Commitments and Contingencies." While the Company believes that it is in full compliance with all applicable laws, any such investigations could result in actions by regulators against the Company, which could negatively affect the Company's financial condition or results of operations.

Change in valuation of our Redemption Price Promissory Note could have a negative impact on our financial results.

We record the Redemption Note at fair value in accordance with applicable accounting guidance. As of December 31, 2015 and 2014, the fair value of the Redemption Note was $1.88 billion and $1.94 billion, respectively. In determining this fair value, we estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies"); the outcome of on-going investigations of Aruze by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note's subordinated position and credit risk relative to all other debt in our capital structure and credit ratings associated with our traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt was used.

A change in any of the assumptions discussed above could result in a change in the fair value of this Redemption Note and significantly impact our financial results.

Ongoing litigation and other disputes with Mr. Okada and certain of his affiliates could distract management and result in negative publicity and additional scrutiny of regulators.

There has been widespread publicity of the findings in the Freeh Report of prima facie violations of law by Mr. Okada and his affiliates, the Board of Director's unsuitability finding, the redemption of shares and related litigation. The actions, litigation, and publicity could reduce demand for shares of Wynn Resorts and Wynn Macau, Limited and thereby have a negative impact on the trading prices of their respective shares. The disputes may also lead to additional scrutiny from regulators, which could lead to investigations relating to, and possibly a negative impact on, the Company's gaming licenses, and possibly have a negative impact on the Company's ability to bid successfully for new gaming market opportunities.

Any violation of applicable Anti-Money Laundering laws or regulations or the Foreign Corrupt Practices Act could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on the gaming industry and compliance with anti-money laundering laws and regulations. From time to time, the Company receives governmental and regulatory inquiries about compliance with such laws and regulations.  The Company cooperates with all such inquiries. Any violation of anti-money laundering laws or regulations could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

Mr. Okada failed to comply with internal training in these matters and failed to return to Wynn Resorts an executed Acknowledgment agreeing to comply with the Wynn Resorts Code of Business Conduct and Ethics. On February 19, 2012, Wynn Resorts' filed a complaint in Nevada state court against Mr. Okada and other entities alleging, among other things, breach of fiduciary duty in connection with alleged violations of the FCPA. For information on such complaint, the Freeh Report, which detailed numerous instances of conduct constituting prima facie violations of FCPA by Mr. Okada and certain of his affiliates, and the redemption Aruze's shares, see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

Our casino, hotel, convention and other facilities face intense competition, which may increase in the future.

The casino/hotel industry is highly competitive. Our Macau Operations face intense competition with approximately 36 casinos currently operating in Macau. We hold a concession under one of only three gaming concessions and three subconcessions authorized by the Macau government to operate casinos in Macau. The Macau government has had the ability to grant additional gaming concessions since April 2009. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face additional competition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Several of the current concessionaires and subconcessionaires have opened additional facilities in the Cotai area of Macau during 2015 or expect to open in 2016 and 2017. These Cotai facilities are expected to increase total hotel room inventory by approximately 25.5% from the current inventory and significantly increase other gaming and non-gaming offerings in Macau.

Our Macau resort complex also faces competition from casinos located in other areas of Asia, such as Resorts World Sentosa and Marina Bay Sands in Singapore and Resorts World Genting, located outside Kuala Lumpur, Malaysia. We also face competition from casinos in the Philippines, such as Solaire Resort and Casino and City of Dreams Manila. We also encounter competition from other major gaming centers located around the world, including Australia and Las Vegas, cruise ships in Asia that offer gaming, and other casinos throughout Asia. Further, if current efforts to legalize gaming in other Asian countries are successful, we will face additional regional competition.

In Las Vegas, we compete with other Las Vegas Strip hotels and with other hotel casinos in Las Vegas on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size, among other factors.

Wynn Las Vegas | Encore also competes with other casino/hotel facilities in other cities. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization or expansion of casino gaming in or near metropolitan areas from which we attract customers could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers away from our Las Vegas Operations.

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

The projected development costs for Wynn Palace reflect our best estimates and the actual development costs may be higher than expected. Contingencies that have been set aside by us to cover cost overruns may be insufficient to cover the full amount of such overruns. If these contingencies are not sufficient to cover these costs, or if we are not able to recover damages for these delays and contingencies, we may not have the funds required to pay the excess costs and these projects may not be completed. Failure to complete these projects may negatively affect our financial condition, our results of operations and our ability to pay our debt.

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

We conduct our gaming activities on a credit as well as a cash basis. The casino credit we extend is generally unsecured and due on demand. We will extend casino credit to those customers whose level of play and financial resources, in the opinion of management, warrant such an extension. The collectability of receivables from international customers could be negatively affected by future business or economic trends or by significant events in the countries in which these customers reside.

In addition, premium gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

Wynn Las Vegas | Encore. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states of the United States under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct or indirect enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be used to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce them. Changes in economic conditions may make it more difficult to assess creditworthiness and more difficult to collect the full amount of any gaming debt owed to us. Our inability to collect gaming debts could have a significant negative impact on our operating results.

Wynn Macau | Encore. Although the law in Macau permits casino operators to extend credit to gaming customers, Wynn Macau may not be able to collect all of its gaming receivables from its credit players. We expect that Wynn Macau will be able to enforce these obligations only in a limited number of jurisdictions, including Macau. To the extent our gaming customers are visitors from other jurisdictions, we may not have access to a forum in which we will be able to collect all of our gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and we may encounter forums that will refuse to enforce such debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations. The cost of compliance or failure to comply with such regulations and authorities could have a negative effect on our business.

The operations of our resorts are contingent upon our obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations in the jurisdictions in which our resorts are located. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The Nevada Gaming Commission may require the holder of any debt or securities we or Wynn Las Vegas, LLC issue to file applications, be investigated and be found suitable to own Wynn Resorts' securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada.

The Company's articles of incorporation also provide that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company's or any affiliate's application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of Wynn Resorts' capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to redemption by Wynn Resorts. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as Wynn Resorts elects.

On February 18, 2012, after receiving the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties were "unsuitable" within the meaning of Article VII of Wynn Resorts' articles of incorporation and redeemed all of Aruze's shares of Wynn Resorts' common stock. See Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

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

Wynn Macau's operations are subject to unique risks. Failure to adhere to the regulatory and gaming environment in Macau could result in the revocation of Wynn Macau's concession or otherwise negatively affect its operations in Macau. Moreover, we are subject to the risk that U.S. regulators could determine that Macau's gaming regulatory framework has not developed in a way that would permit us to conduct operations in Macau in a manner consistent with the way in which we intend, or the Nevada gaming authorities require us, to conduct our operations in the United States.

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

The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players' skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played, the amount of time played and undiscovered acts of fraud or cheating. Our gross gaming revenues are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems (including those maintained by third parties with whom we contract to provide data services) to maintain and transmit large volumes of customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information and other personally identifiable information. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third-party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties' information security operations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

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

Our business is particularly sensitive to the willingness of our customers to travel. Acts or the threat of acts of terrorism, regional political events and developments in the conflicts in certain countries could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on our business and financial condition, results of operations or cash flows.

We are dependent on the willingness of our customers to travel. Only a small amount of our business is and will be generated by local residents. Most of our customers travel to reach our Las Vegas and Macau properties. Acts of terrorism or concerns over the possibility of such acts may severely disrupt domestic and international travel, which would result in a decrease in customer visits to Las Vegas and Macau, including our properties. Regional conflicts could have a similar effect on domestic and international travel. Disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war or worldwide infectious disease outbreak would have an adverse effect on our business and financial condition, results of operations or cash flows.

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

Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations. In addition, our subsidiaries' debt instruments and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future debt instruments for the financing of our other developments will contain similar restrictions. An inability of our subsidiaries to pay us dividends and distributions would have a significant negative effect on our liquidity.

If a third party successfully challenges our ownership of, or right to use, the Wynn-related trademarks and/or service marks, our business or results of operations could be harmed.

Our intellectual property assets, especially the logo version of "Wynn," are among our most valuable assets. We have filed applications with the PTO and with various foreign patent and trademark registries including registries in Macau, China, Hong Kong, Singapore, Taiwan, Japan, certain European countries and various other jurisdictions throughout the world, to register a variety of WYNN-related trademarks and service marks in connection with a variety of goods and services. These marks include "WYNN RESORTS," "WYNN DESIGN AND DEVELOPMENT," "WYNN LAS VEGAS," "WYNN MACAU," "WYNN PALACE" and "ENCORE." Some of the applications are based upon ongoing use and others are based upon a bona fide intent to use the marks in the future.

A common element of most of these marks is the use of the surname "WYNN." As a general rule, a surname (or the portion of a mark primarily constituting a surname) is not eligible for registration unless the surname has acquired "secondary meaning." To date, we have been successful in demonstrating to the PTO such secondary meaning for the Wynn name, in certain of the applications, based upon factors including Mr. Wynn's prominence as a resort developer, but we cannot assure you that we will be successful with the other pending applications.

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

We are subject to tax by various governments and agencies, both in the U.S. and in Macau. Changes in the rates of taxation, the amount of taxes we owe and the time when income is subject to taxation, our ability to claim U.S. foreign tax credits, failure to renew our Macau dividend agreement and Macau income tax exemption and the imposition of foreign withholding taxes could increase our overall rate of taxation.

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

Risks Associated with our Macau Operations

We depend upon gaming promoters for a significant portion of our gaming revenue. If we are unable to maintain, or develop additional, successful relationships with reputable gaming promoters, our ability to maintain or grow our gaming revenues could be adversely affected.

We may lose the clientele of our gaming promoters, who generate a significant portion of our gaming revenue. There is intense competition among casino operators in Macau for services provided by gaming promoters, which we expect to intensify as additional casinos open in Macau. If we are unable to maintain, or develop additional, successful relationships with reputable gaming promoters, or lose a significant number of our gaming promoters to our competitors, our ability to maintain or grow our gaming revenues will be adversely affected and we will have to seek alternative ways of developing relationships with VIP customers. In addition, if our gaming promoters are unable to develop or maintain relationships with our VIP customers, our ability to maintain or grow our gaming revenues will be hampered.

The financial resources of our gaming promoters may be insufficient to allow them to continue doing business in Macau which could adversely affect our business and financial condition. Our gaming promoters may experience difficulty in attracting patrons.

Given present market conditions in Macau and certain economic and other factors occurring in the region, gaming promoters are encountering difficulties in attracting patrons to come to Macau. Further, gaming promoters are experiencing decreased liquidity, limiting their ability to grant credit to their patrons, resulting in decreased gaming volume in Macau and at Wynn Macau. Credit already extended by our gaming promoters to their patrons has become difficult for them to collect. The inability to attract sufficient patrons, grant credit and collect amounts due in a timely manner are negatively affecting our gaming promoters' operations, causing gaming promoters to wind up or liquidate their operations or resulting in some of our gaming promoters leaving Macau. Current and any future difficulties could adverse impact our results of operations.

Increased competition for the services of gaming promoters may require us to pay increased commission rates to gaming promoters.

Certain gaming promoters have significant leverage and bargaining strength in negotiating operational agreements with casino operators. This leverage could result in gaming promoters negotiating changes to our operational agreements, including higher commissions, or the loss of business to a competitor or the loss of certain relationships with gaming promoters. If we need to increase our commission rates or otherwise change our practices with respect to gaming promoters due to competitive forces, our results of operations could be adversely affected.

Failure by the gaming promoters with whom we work to comply with Macau gaming laws and high standards of probity and integrity might affect our reputation and ability to comply with the requirements of our concession, Macau gaming laws and other gaming licenses.

The reputations and probity of the gaming promoters with whom we work are important to our own reputation and to our ability to operate in compliance with our concession, Macau gaming laws and other gaming licenses. We conduct periodic reviews of the probity and compliance programs of our gaming promoters. However, we are not able to control our gaming promoters' compliance with these high standards of probity and integrity, and our gaming promoters may violate provisions in their contracts with us designed to ensure such compliance. In addition, if we enter into a new business relationship with a gaming promoter whose probity is in doubt, this may be considered by regulators or investors to reflect negatively on our own probity. If our gaming promoters are unable to maintain required standards of probity and integrity, we may face consequences from gaming regulators with authority over our operations. Furthermore, if any of our gaming promoters violate the Macau gaming laws while on our premises, the Macau government may, in its discretion, take enforcement action against us, the gaming promoter, or each concurrently, and we may be sanctioned and our reputation could be harmed.

Revenues from our Macau gaming operations will end if we cannot secure an extension of our concession in 2022 or if the Macau government exercises its redemption right in 2017.

Our concession agreement with the Macau government expires in June 2022. Unless our concession is extended, in June 2022, all of our gaming operations and related equipment in Macau will be automatically transferred to the Macau government without compensation to us and we will cease to generate any revenues from these operations. Beginning in June 2017, the Macau government may redeem the concession agreement by providing us at least one year's prior notice. In the event the Macau government exercises this redemption right, we are entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of revenue generated during the tax year prior to the redemption multiplied for the remaining years under the concession. We may not be able to renew or extend our concession agreement on terms favorable to us or at all and, if our concession is redeemed, the compensation paid to us may not be adequate to compensate us for the loss of future revenues. The redemption of or failure to extend our concession would have a material adverse effect on our results of operations.

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

Our Macau subsidiaries' indebtedness is secured by a substantial portion of their assets.

Subject to applicable laws, including gaming laws, and certain agreed upon exceptions, our Macau subsidiaries' debt is secured by liens on substantially all of their assets. In the event of a default by such subsidiaries under their financing documents, or if such subsidiaries experience insolvency, liquidation, dissolution or reorganization, the holders of such secured debt would first be entitled to payment from their collateral security, and only then would holders of our Macau subsidiaries' unsecured debt be entitled to payment from their remaining assets.

We compete for limited labor resources in Macau and Macau government policies may also affect our ability to employ imported labor.

The success of our operations in Macau will be affected by our success in hiring and retaining employees. We compete with a large number of casino resorts in Macau for a limited number of qualified employees. In addition, the Macau government requires that we only hire Macau residents as dealers in our casinos. Competition for these individuals in Macau has increased and will continue to increase as we open Wynn Palace, and as other competitors expand their operations. We have to seek employees from other countries to adequately staff our resort and certain Macau government policies affect our ability to import labor in certain job classifications. Despite our coordination with the Macau labor and immigration authorities to assure that our labor needs are satisfied, we may not be able to recruit and retain a sufficient number of qualified employees for our operations or obtain required work permits for those employees. If we are unable to obtain, attract, retain and train skilled employees, our ability to adequately manage and staff our existing and planned casino and resort properties in Macau could be impaired, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Macau government has established a maximum number of gaming tables that may be operated in Macau and may limit the number of new gaming tables at new gaming areas in Macau, including our development project, Wynn Palace.

The Macau government has imposed a cap on gaming tables and restricts the number of gaming tables that may be operated in Macau. We may not be able to obtain Macau government's approval to operate a sufficient number of gaming tables at our development project, Wynn Palace. These restrictions may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Wynn Macau may be affected by adverse political and economic conditions.

Our Macau Operations, including Wynn Palace, are subject to significant political, economic and social risks inherent in doing business in an emerging market. Macau's legislative, regulatory, legal, economic and cultural institutions are in a period of transition. The continued success of our Macau Operations and the future success of Wynn Palace will depend on political and economic conditions in Macau and mainland China. For example, fiscal decline and civil, domestic or international unrest in Macau, China or the surrounding region could significantly harm our business, not only by reducing customer demand for casino resorts, but also by increasing the risk of imposition of taxes and exchange controls or other governmental restrictions, laws or regulations that might impede Wynn Macau's operations or ability to repatriate funds.

We are currently required to complete Wynn Palace by May 2017. If we are unable to meet this deadline, we may lose the respective land concession, which could prohibit us from operating any facilities developed under such land concession.

The Company has capitalized approximately $3.4 billion, including the land premium (net of amortization) and $199.9 million in outstanding construction payables and construction retention, as of December 31, 2015.  Under the Company's land concession for Wynn Palace, the Company is required to complete the development by May 2017.  Should the Company determine that it is unable to complete Wynn Palace by this deadline, the Company would expect to apply for an extension from the Macau government.  If the Company is unable to meet the current deadline and the deadline for the development is not extended, the Company could lose its land concession for Wynn Palace, which would prohibit the Company from operating any facilities developed under the land concession.  As a result, the Company could record a charge for all or some portion of its capitalized construction costs and land premiums (net of amortization). The Company expects to open Wynn Palace in the first half of 2016; however, potential construction delays could push the opening date into the second half of 2016.

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

Macau's subtropical climate and location on the South China Sea are subject to extreme weather conditions including typhoons and heavy rainstorms. Unfavorable weather conditions could negatively affect the profitability of our resort complex and prevent or discourage guests from traveling to Macau.

Conflicts of interest may arise because certain of our directors and officers are also directors of Wynn Macau, Limited.

In October 2009, Wynn Macau, Limited, an indirect wholly owned subsidiary of Wynn Resorts and the developer, owner and operator of Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. As of December 31, 2015, Wynn Resorts owns approximately 72% of Wynn Macau's ordinary shares of common stock. As a result of Wynn Macau, Limited having stockholders who are not affiliated with us, we and certain of our officers and directors who also serve as officers and/or directors of Wynn Macau, Limited may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of Wynn Macau, Limited. Decisions that could have different implications for Wynn Resorts and Wynn Macau, Limited, including contractual arrangements that we have entered into or may in the future enter into with Wynn Macau, Limited, may give rise to the appearance of a potential conflict of interest.

Certain Nevada gaming laws apply to Wynn Macau's gaming activities and associations.

Certain Nevada gaming laws also apply to gaming activities and associations in jurisdictions outside the State of Nevada. With respect to our Wynn Macau operations, we and our subsidiaries that must be licensed to conduct gaming operations in Nevada are required to comply with certain reporting requirements concerning gaming activities and associations in Macau conducted by our Macau-related subsidiaries. We and our licensed Nevada subsidiaries also will be subject to disciplinary action by the Nevada Gaming Commission if our Macau-related subsidiaries:

•	knowingly violate any Macau laws relating to their Macau gaming operations;

•	fail to conduct Wynn Macau's operations in accordance with the standards of honesty and integrity required of Nevada gaming operations;

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

In addition, if the Nevada Gaming Control Board determines that any actual or intended activities or associations of our Macau-related subsidiaries may be prohibited pursuant to one or more of the standards described above, the Nevada Gaming Control Board can require us and our licensed Nevada subsidiaries to file an application with the Nevada Gaming Commission for a finding of suitability of the activity or association. If the Nevada Gaming Commission finds that the activity or association in Macau is unsuitable or prohibited, our Macau-related subsidiaries will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that our Macau-related subsidiary's gaming activities or associations in Macau are unsuitable, those subsidiaries may be prohibited from undertaking their planned gaming activities or associations in Macau, or be required to divest their investment in Macau, possibly on unfavorable terms.

Unfavorable changes in currency exchange rates may increase Wynn Macau's obligations under the concession agreement and cause fluctuations in the value of our investment in Macau.

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

Currency exchange controls and restrictions on the export of currency by certain countries may negatively impact the success of Wynn Macau. For example, there are currently existing currency exchange controls and restrictions on the export of the renminbi, the currency of China. Restrictions on the export of the renminbi may impede the flow of gaming customers from China to Macau, inhibit the growth of gaming in Macau and negatively impact Wynn Macau's gaming operations.

Risks Related to Share Ownership and Stockholder Matters

Our largest stockholders are able to exert significant influence over our operations and future direction.

As of December 31, 2015, Mr. Wynn and Elaine P. Wynn own 11,070,000 shares and 9,539,077 shares, respectively, or in the aggregate approximately 20.3%, of our outstanding common stock. As a result, Mr. Wynn and Elaine P. Wynn, to the extent they vote their shares in a similar manner, may be able to exert significant influence over all matters requiring our stockholders' approval, including the approval of significant corporate transactions.

Under the Stockholders Agreement, Mr. Wynn and Elaine P. Wynn have agreed to vote the shares of the Company's common stock held by them subject to the terms of the Stockholders Agreement in a manner so as to elect to our Board of Directors each of the nominees contained on each and every slate of directors endorsed by Mr. Wynn. As a result of this voting arrangement, Mr. Wynn, as a practical matter, exercises significant influence over the slate of directors to be elected to our Board of Directors. In addition, with stated exceptions, the Stockholders Agreement requires the written consent of the other party prior to any party selling any shares of the Company's common stock that it owns.

In June 2012, in connection with the pending litigation between the Company and Aruze, Elaine P. Wynn submitted a cross claim against Mr. Wynn and Mr. Okada seeking to void the Stockholders Agreement, which, if successful, could result in, a change in control under the Wynn Las Vegas, LLC debt documents. For additional information on the cross claim, see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

In November 2006, the Board of Directors of Wynn Resorts approved an amendment of its bylaws that exempts future acquisitions of shares of Wynn Resorts' common stock by either Mr. Wynn or Aruze from Nevada's acquisition of controlling interest statutes. In light of the determination by the Board of Directors on February 18, 2012 that each of the Okada Parties is an "Unsuitable Person" under the Company's articles of incorporation and the redemption and cancellation of Aruze's shares of Company common stock, our Fifth Amended and Restated Bylaws amended these provisions to delete the reference to Aruze and its affiliates. The Nevada acquisition of controlling interest statutes require stockholder approval in order to exercise voting rights in connection with any acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation in effect on the 10th day following the acquisition of a controlling interest by certain acquiring persons provide that these statutes do not apply to the corporation or to the acquisition specifically by types of existing or future stockholders. These statutes define a "controlling interest" as (i) one-fifth or more but less than one third, (ii) one-third or more but less than a majority, or (iii) a majority or more, of the voting power in the election of directors. As a result of these bylaws provisions, Mr. Wynn or his affiliates may acquire ownership of outstanding voting shares of Wynn Resorts permitting him or them to exercise more than one-third but less than a majority, or a majority or more, of all of the voting power of the Company in the election of directors, without requiring a resolution of the Company's stockholders granting voting rights in the control shares acquired.

Our stock price may be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as general United States, China, and world economic and financial conditions, our own quarterly variations in operating results, increased competition, changes in financial estimates and recommendations by securities analysts, changes in applicable laws or regulations, and changes affecting the travel industry. The stock market in general, and prices for companies in our industry in particular, has experienced extreme volatility that may be unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Risks Related to our Indebtedness

We are highly leveraged and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining more financing.

We have a substantial amount of consolidated debt in relation to our equity. As of December 31, 2015, we had total outstanding debt of approximately $9.2 billion, which includes a portion of the funds we expect to need for the development and construction of our projects, Wynn Palace and the Wynn resort in Massachusetts. We may, however, incur additional indebtedness in connection with the construction of these projects. See Item 1—"Business," "Construction and Development Opportunities". In addition, we are permitted to incur additional indebtedness if certain conditions are met, including conditions under our Wynn Macau credit facilities, our Wynn America credit facilities and our Wynn Las Vegas, LLC indentures in connection with other future potential development plans. On February 18, 2012, we issued a Redemption Note with a principal amount of approximately $1.94 billion in redemption of all of the shares of Wynn Resorts common stock held by Aruze. As of December 31, 2015, the fair value of the Redemption Note was $1.88 billion. For additional information on the redemption and the Redemption Note, see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies".

Our indebtedness could have important consequences. For example:

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

•
The Okada Parties have challenged the redemption of Aruze's shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies";

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

Some of our debt facilities require us to satisfy various financial covenants, which include requirements for minimum interest coverage ratios and leverage ratios pertaining to total debt to earnings before interest, tax, depreciation and amortization and a minimum earnings before interest, tax, depreciation and amortization. For more information on financial covenants we are subject to under our debt facilities, see Item 8—"Financial Statements and Supplementary Data," Note 8 "Long-Term Debt." Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

The agreements governing our debt facilities also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

•	pay dividends or distributions or repurchase equity;

•	incur additional debt;

•	make investments;

•	create liens on assets to secure debt;

•	enter into transactions with affiliates;

•	issue stock of, or member's interests in, subsidiaries;

•	enter into sale-leaseback transactions;

•	engage in other businesses;

•	merge or consolidate with another company;

•	undergo a change of control;

•	transfer, sell or otherwise dispose of assets;

•	issue disqualified stock;

•	create dividend and other payment restrictions affecting subsidiaries; and

•	designate restricted and unrestricted subsidiaries.

Our ability to comply with the terms of our outstanding facilities may be affected by general economic conditions, industry conditions and other events outside of our control. As a result, we may not be able to maintain compliance with these covenants. If our properties' operations fail to generate adequate cash flow, we may violate those covenants, causing a default under our agreements, which would materially and adversely affect our operating results and our financial condition or result in our lenders or holders of our debt taking action to enforce their security interests in our various assets or cause all outstanding amounts to be due and payable immediately.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Macau Land Concessions

The government of Macau owns most of the land in Macau. In most cases, private interests in real property located in Macau are obtained through long-term leases known as concessions and other grants of rights to use land from the government. In July 2004, our subsidiary, Wynn Macau SA, entered into a land concession contract under which Wynn Macau SA leases from the Macau government an approximately 16-acre parcel of land in downtown Macau's inner harbor area where Wynn Macau is located. The term of the land concession contract is 25 years from August 2004, and it may be renewed with government approval for successive periods. Wynn Macau SA paid a land concession premium of approximately 319.4 million Macau patacas (approximately $40.0 million) for this land concession. In 2009, the Company and the Macau government agreed to modify this land concession as a result of the expansion of Wynn Macau with Encore at Wynn Macau and the additional square footage that was added as a result of such expansion. In November 2009, the Company made an additional one-time land premium payment of approximately 113.4 million Macau patacas (approximately $14.2 million). Annual rent of approximately 4.2 million Macau patacas (approximately $525,000) is being paid in accordance with the land concession contract.

In September 2011, Palo and Wynn Macau SA, each an indirect subsidiary of Wynn Macau Limited, formally accepted the terms and conditions of a draft land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. We are currently constructing Wynn Palace, an integrated resort featuring a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and gaming space, in the Cotai area of Macau. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is $4.1 billion. As of December 31, 2015, we have invested approximately $3.5 billion in the project. We expect to open Wynn Palace in the first half of 2016; however, potential construction delays could push the opening date into the second half of 2016.

Las Vegas Land

We own approximately 238 acres of land on or near the Las Vegas Strip consisting of approximately 75 acres at the northeast corner of the intersection of Las Vegas Boulevard and Sands Avenue, on which Wynn Las Vegas is located, the approximately 140-acre golf course behind Wynn Las Vegas, approximately five acres adjacent to the golf course on which an office building is located, and approximately 18 acres located across from the Wynn Las Vegas site at Koval Lane and Sands Avenue, a portion of which is improved with an employee parking garage and an office building.

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

Massachusetts Land

We own approximately 33 acres of land in Everett, Massachusetts, along the Mystic River. This land is the primary site for an integrated resort where we have begun site remediation, site preparation, and pre-construction activities. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets.

Item 3. Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. Please see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies—Litigation" in this Annual Report on Form 10-K, which is incorporated herein by reference. For additional information, please see Item 8—"Financial Statements and Supplementary Data" as well as Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

CCAC Information Request

In July 2014, Wynn Macau SA was contacted by the Macau Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA is cooperating with CCAC's request.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "WYNN." The following table sets forth the high and low sale prices for the indicated periods, as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2015
First Quarter	$160.41	$121.53
Second Quarter	$136.93	$93.59
Third Quarter	$112.00	$52.26
Fourth Quarter	$77.25	$50.96
Year Ended December 31, 2014
First Quarter	$249.31	$189.03
Second Quarter	$231.00	$188.43
Third Quarter	$220.50	$172.53
Fourth Quarter	$192.45	$133.58

Holders

There were approximately 190 holders of record of our common stock as of February 12, 2016.

Dividends

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Restrictions imposed by our subsidiaries' debt instruments significantly restrict certain key subsidiaries, including Wynn Las Vegas, LLC, Wynn America, LLC and Wynn Macau SA, from making dividends or distributions to Wynn Resorts. These restrictions are subject to certain exceptions for affiliated overhead expenses as defined in the agreements governing the debt instruments, unless certain financial and non-financial criteria have been satisfied.

In February 2015, we paid a cash dividend of $1.50 per share. In each of May 2015, August 2015, and November 2015, we paid a cash dividend of $0.50 per share. In November 2014, we paid a cash dividend of $2.50 per share. In each of February 2014, May 2014, and August 2014, we paid a cash dividend of $1.25 per share.

On February 11, 2016, the Company announced a cash dividend of $0.50 per share, payable on March 2, 2016 to stockholders of record as of February 23, 2016.

Our Board of Directors will continue to periodically assess the level and appropriateness of any cash dividends.

Issuer Purchases of Equity Securities

In November 2015, we repurchased 4,103 shares in satisfaction of tax withholding obligations on vested restricted stock at an average price of $69.95 per share, for a total expenditure of $0.3 million.

Stock Performance Graph

The graph below compares the five year cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2010 in each of the Company's common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wynn Resorts Ltd., the S&P 500 Index,
and the Dow Jones US Gambling Index

*100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2016 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright © 2016 Dow Jones & Co. All rights reserved.

Item 6. Selected Financial Data

The following financial information for each of the five years ended December 31, 2015, 2014, 2013, 2012, and 2011 has been derived from our consolidated financial statements. This selected consolidated financial data should be read together with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other information contained in this Annual Report on Form 10-K. Operating results for the periods presented are not indicative of the results that may be expected for future years.

	Years Ended December 31,
	2015	2014	2013	2012 (1)	2011
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net revenues	$4,075,883	$5,433,661	$5,620,936	$5,154,284	$5,269,792
Pre-opening costs	77,623	30,146	3,169	466	—
Operating income	658,814	1,266,278	1,290,091	1,029,276	1,008,240
Net income	281,524	962,644	1,004,157	728,699	825,113
Less: net income attributable to noncontrolling interest	(86,234)	(231,090)	(275,505)	(226,663)	(211,742)
Net income attributable to Wynn Resorts, Limited	195,290	731,554	728,652	502,036	613,371
Basic income per share	$1.93	$7.25	$7.25	$4.87	$4.94
Diluted income per share	$1.92	$7.18	$7.17	$4.82	$4.88

	As of December 31,
	2015	2014	2013	2012 (1)	2011
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,080,089	$2,182,164	$2,435,041	$1,725,219	$1,262,587
Construction in progress	3,217,117	1,666,326	558,624	110,490	28,477
Total assets	10,522,259	9,062,861	8,377,030	7,276,594	6,899,496
Total long-term obligations (2)	9,390,243	7,543,452	6,789,145	6,041,285	3,096,149
Stockholders’ equity	21,845	211,091	132,351	103,932	2,223,454
Cash distributions declared per common share	$3.00	$6.25	$7.00	$9.50	$6.50

(1)
On February 18, 2012, we redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts common stock. In connection with the redemption and cancellation, stockholders' equity was reduced by $1.94 billion, the face amount of the Redemption Note. Aruze has challenged the redemption and cancellation of the 24,549,222 shares and legal proceedings are ongoing. Please see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

(2)	Includes long-term debt, long-term portion of the contract premium payments under our land concession contract at Wynn Macau, other long-term liabilities and deferred income taxes, net.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In Macau, we own 72% of Wynn Macau, Limited and operate Wynn Macau and Encore at Wynn Macau. We refer to the integrated Wynn Macau and Encore at Wynn Macau resort as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are currently constructing Wynn Palace, an integrated casino resort in the Cotai area of Macau. In addition, we are developing an integrated casino resort in Everett, Massachusetts.

Macau Operations

Our integrated Macau resort of Wynn Macau and Encore at Wynn Macau features approximately 284,000 square feet of casino space with 458 table games and 708 slot machines and two luxury hotel towers with a total of 1,008 guest rooms and suites. Wynn Macau | Encore includes casual and fine dining in eight restaurants, approximately 57,000 square feet of retail space, approximately 31,000 square feet of lounge and meeting facilities and recreation and leisure facilities.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In February 2015, we completed the renovation of approximately 27,000 square feet of our casino space at Wynn Macau for new VIP gaming rooms.

Las Vegas Operations

Our integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features approximately 186,000 square feet of casino space with 232 table games, 1,866 slot machines and two luxury hotel towers with a total of 4,748 guest rooms, suites and villas. Wynn Las Vegas | Encore includes 34 food and beverage outlets, approximately 99,000 square feet of retail space, approximately 290,000 square feet of meeting and convention space, an on-site 18 hole golf course, as well as two showrooms, three nightclubs and a beach club.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort. In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We have obtained relevant approvals to transform the dealership and adjacent space into additional retail space. In November 2015, we completed the remodel of all guest rooms in our Encore hotel tower, completed the remodel of one of our restaurants and began the re-branding of one of our night clubs, which is scheduled for completion in April 2016.  In December 2015, we opened a 5,000 square-foot luxury lounge for gaming and entertainment in Encore.

Future Development

We are currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and gaming space, in the Cotai area of Macau. In July 2013, we signed a $2.7 billion GMP contract for the project's construction. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.1 billion. As of December 31, 2015, we have invested approximately $3.5 billion in the project. We expect to open Wynn Palace in the first half of 2016; however, potential construction delays could push the opening date into the second half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, adjacent to Boston. The resort will be located on a 33-acre site along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets. We have begun site remediation, site preparation and pre-construction activities.

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

In our mass market casino in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage. Commencing in the second quarter of 2015, the sum of these purchases is the base of measurement used for calculating win percentage in our mass market casino in accordance with standard Macau industry practice. All prior period amounts have been adjusted to conform to this new measurement.

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

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 25%.

Results of Operations

Summary annual results

The following table summarizes our financial results for the periods presented (in thousands, except per share data).

	Years Ended December 31,
	2015	2014	2013
Net revenues	$4,075,883	$5,433,661	$5,620,936
Net income attributable to Wynn Resorts, Limited	$195,290	$731,554	$728,652
Diluted net income per share	$1.92	$7.18	$7.17
Adjusted Property EBITDA	$1,185,789	$1,773,278	$1,810,801

During the year ended December 31, 2015, our net income attributable to Wynn Resorts, Limited was $195.3 million, a decrease of 73.3% over the same period of 2014, resulting in diluted earnings per share of $1.92. Adjusted Property EBITDA decreased year-over-year by 33.1%, from $1,773.3 million for the year ended December 31, 2014 to $1,185.8 million for the same period of 2015. Our results reflect continued weak performance from our Macau Operations, with a reduction in VIP turnover of 46.4% for the year ended December 31, 2015, compared to the same period of 2014. The VIP turnover reduction is a result of the current economic and political conditions in Macau and China as well as the effect of regional economic factors on gaming promoters and our premium customers.  We continue to experience a significant slowdown in activity from our premium customers with a reduction in overall visitation at our Macau Operations.

During the year ended December 31, 2014, our net income attributable to Wynn Resorts, Limited was $731.6 million, relatively flat compared to the same period of 2013, resulting in diluted earnings per share of $7.18. Adjusted Property EBITDA decreased year-over-year by 2.1%, from $1,810.8 million for the year ended December 31, 2013 to $1,773.3 million for the same period of 2014. Our results for the year ended December 31, 2014 compared to the same period of 2013 were primarily attributable to a 5.8% decline in casino revenues from our Macau Operations offset by non-casino revenue growth from our Las Vegas Operations. Although we experienced stable overall visitation to our Macau Operations during 2014, a significant slowdown in activity from our premium customers drove the decline in casino revenues.

Financial results for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (in thousands):

	Years Ended December 31,
	2015	2014	Percent Change
Net revenues
Macau Operations	$2,463,092	$3,796,750	(35.1)
Las Vegas Operations	1,612,791	1,636,911	(1.5)
	$4,075,883	$5,433,661	(25.0)

Net revenues decreased 25.0% to $4,075.9 million for the year ended December 31, 2015, from $5,433.7 million for the same period in 2014. The decline is primarily due to a decrease of 35.5%, or $1,273.9 million, in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Years Ended December 31,
	2015	2014	Percent Change
Net revenues
Casino revenues	$2,932,419	$4,274,221	(31.4)
Non-casino revenues	1,143,464	1,159,440	(1.4)
	$4,075,883	$5,433,661	(25.0)

Casino revenues were 71.9% of total net revenues for the year ended December 31, 2015, compared to 78.7% of total net revenues for the same period of 2014, while non-casino revenues were 28.1% of total net revenues, compared to 21.3% in the prior year. This increase in non-casino revenues as a percentage of total net revenues reflects performance of non-gaming amenities, such as Las Vegas nightclubs and continued high occupancy and use of our facilities, in contrast to the decline in VIP gaming revenue in Macau.

Casino revenues

Casino revenues decreased 31.4% to $2,932.4 million for the year ended December 31, 2015, from $4,274.2 million in the same period of 2014. The decline is primarily due to the continued weak gaming environment affecting our Macau Operations, which experienced a year-over-year decrease in casino revenues of 35.5% from $3,586.8 million to $2,312.9 million. Our VIP gaming operations drove the Macau Operations casino revenue reduction, with $57.92 billion in VIP turnover for the year ended December 31, 2015, compared to $108.08 billion for the same period of 2014. In addition, our mass market gaming operations contributed to the decline in casino revenues from our Macau Operations with a 12.0% decrease in table drop combined with a reduction in table games win percentage of 1.9 percentage points. Our VIP tables decreased from 248 at December 31, 2014 to 190 at December 31, 2015 based on current operating environment and customer demand.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2015	2014	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$2,312,925	$3,586,781	$(1,273,856)	(35.5)
Average number of table games	458	461	(3)	(0.7)
VIP
Average number of table games	230	259	(29)	(11.2)
VIP turnover	$57,917,060	$108,077,342	$(50,160,282)	(46.4)
Table games win	$1,659,683	$3,051,046	$(1,391,363)	(45.6)
VIP win as a % of turnover	2.87%	2.82%	0.05
Table games win per unit per day	$19,785	$32,258	$(12,473)	(37.2)
Mass market
Average number of table games	228	202	26	12.9
Table drop	$4,857,804	$5,517,382	$(659,578)	(12.0)
Table games win	$951,458	$1,187,997	$(236,539)	(19.9)
Table games win %	19.6%	21.5%	(1.9)
Table games win per unit per day	$11,431	$16,154	$(4,723)	(29.2)

Average number of slot machines	708	679	29	4.3
Slot machine handle	$3,961,115	$5,415,127	$(1,454,012)	(26.9)
Slot machine win	$191,164	$264,763	$(73,599)	(27.8)
Slot machine win per unit per day	$740	$1,068	$(328)	(30.7)

Las Vegas Operations:
Total casino revenues	$619,494	$687,440	$(67,946)	(9.9)
Average number of table games	232	232	—	—
Table drop	$2,060,189	$2,556,452	$(496,263)	(19.4)
Table games win	$490,920	$623,968	$(133,048)	(21.3)
Table games win %	23.8%	24.4%	(0.6)
Table games win per unit per day	$5,786	$7,354	$(1,568)	(21.3)

Average number of slot machines	1,866	1,858	8	0.4
Slot machine handle	$2,969,327	$3,008,563	$(39,236)	(1.3)
Slot machine win	$206,626	$186,458	$20,168	10.8
Slot machine win per unit per day	$303	$275	$28	10.2

Non-casino revenues

Non-casino revenues decreased 1.4%, or $16.0 million, to $1,143.5 million for the year ended December 31, 2015, from $1,159.4 million for the same period of 2014.

Room revenues decreased $4.3 million to $538.5 million for the year ended December 31, 2015, from $542.8 million in the same period of 2014, driven by a decline from our Macau Operations of $8.4 million, partially offset by an increase from our Las Vegas Operations of $4.2 million.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Years Ended December 31,
	2015	2014	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$125,348	$133,781	(6.3)
Occupancy	96.5%	98.4%	(1.9)
ADR	$323	$333	(3.0)
REVPAR	$312	$327	(4.6)

Las Vegas Operations:
Total room revenues (in thousands)	$413,152	$408,981	1.0
Occupancy	85.2%	86.9%	(1.7)
ADR	$285	$274	4.0
REVPAR	$243	$238	2.1
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased $7.6 million to $597.1 million for the year ended December 31, 2015, from $604.7 million for the same period of 2014. We experienced a decline of $24.0 million in food and beverage revenues from our Macau Operations, mainly from restaurants, partially offset by an increase of $16.4 million in food and beverage revenues from our Las Vegas Operations, which was driven by increases in revenues at nightclubs and from catering and banquets.

Entertainment, retail and other decreased 12.6%, or $50.6 million, to $350.6 million for the year ended December 31, 2015, from $401.2 million for the same period of 2014. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 11.9%, or $46.5 million, to $342.7 million for the year ended December 31, 2015, from $389.2 million for the same period of 2014. As a percentage of total casino revenues, promotional allowances were 11.7% for the year ended December 31, 2015, compared to 9.1% for the same period of 2014, as the decline in total complimentaries was less than the decline in total revenues.

Operating costs and expenses

Operating costs and expenses decreased 18.0%, or $750.3 million, to $3,417.1 million for the year ended December 31, 2015, from $4,167.4 million for the same period of 2014, mainly from a decrease in casino expenses.

Casino expenses decreased 30.2%, or $804.3 million, to $1,862.7 million for the year ended December 31, 2015, from $2,667.0 million for the same period of 2014, primarily due to lower gaming taxes from the 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 35.5% decrease in casino revenues at our Macau Operations.

Room expenses were relatively flat for the year ended December 31, 2015, compared to the same period of 2014.

Food and beverage expenses increased 7.1%, or $24.0 million, to $361.2 million for the year ended December 31, 2015, from $337.2 million for the same period of 2014, due primarily to an increase of $21.8 million from our Las Vegas Operations.

The increase from our Las Vegas Operations is primarily a result of higher costs in the current period for entertainment at our nightclubs.

Entertainment, retail and other expenses decreased 3.9%, or $6.3 million, to $157.4 million for the year ended December 31, 2015, from $163.8 million in the same period of 2014. The decrease is primarily attributable to the reduction in merchandise cost at our Macau Operations associated with the decline in retail shop revenues, partially offset by an increase from our Las Vegas Operations due to costs associated with Steve Wynn's ShowStoppers, which opened in December 2014.

General and administrative expenses decreased 5.6%, or $27.7 million, to $464.8 million for the year ended December 31, 2015, from $492.5 million in the same period of 2014, primarily attributable to a decrease in corporate related expenses.

Provision for doubtful accounts increased $7.2 million, or 184.6%, to $11.1 million for the year ended December 31, 2015, from $3.9 million for the same period of 2014. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts and outstanding gaming promoter accounts, on our estimated allowance for the respective periods.

Pre-opening costs were $77.6 million for the year ended December 31, 2015, compared to $30.1 million for the same period of 2014 and were primarily associated with the design and planning for our development projects. During the year ended December 31, 2015, we incurred $55.1 million related to Wynn Palace and $22.6 million related to the Wynn resort in Massachusetts. Pre-opening costs for the year ended December 31, 2014 related to Wynn Palace. We expect our pre-opening costs to increase in 2016 as Wynn Palace progresses toward completion and we begin development of the Wynn resort in Massachusetts.

Depreciation and amortization increased 2.7%, or $8.5 million, to $322.6 million for the year ended December 31, 2015, from $314.1 million for the same period of 2014. The increase is primarily due to additional depreciation associated with building improvements at our Macau Operations, including our new VIP gaming rooms. The increase was partially offset by a $7.4 million reduction in depreciation due to a change in the estimated useful lives of certain assets in Macau. Effective September 1, 2015, we changed our estimate of remaining useful lives of buildings and improvements for Wynn Macau to more accurately reflect the estimated periods during which these assets are expected to remain in service. For further information on the change in estimate, see Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (in thousands):

	Years Ended December 31,
	2015	2014	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$354,233	$348,520	1.6
Capitalized interest	(53,327)	(33,458)	59.4
	$300,906	$315,062	(4.5)

Our interest cost increased $5.7 million to $354.2 million for the year ended December 31, 2015, due to an increase in our long-term debt balance, partially offset by a decrease in our weighted average interest rate. Financing activities during 2015 include the issuance of the 5 1/2% senior notes due 2025, cash tender offer and subsequent redemption of the 7 7/8% first mortgage notes due 2020 and 7 3/4% first mortgage notes due 2020 and amendment of the Wynn Macau credit facilities. Financing activities during 2014 include the issuance of 5 1/4% senior notes due 2021. Capitalized interest increased $19.9 million to $53.3 million for the year ended December 31, 2015, primarily due to the construction of Wynn Palace.

Other non-operating income and expenses

We incurred a loss of $126.0 million on the extinguishment of debt for the year ended December 31, 2015, compared to a loss of $9.6 million for the same period of 2014. During 2015, in connection with the cash tender offer and subsequent redemption of untendered 7 7/8% first mortgage notes due 2020 and 7 3/4% first mortgage notes due 2020, we incurred a loss of $124.0 million associated with the premium paid and the write-off of unamortized deferred financing costs and original issue discount. In addition, we incurred a loss of $2.1 million related to the write-off of unamortized deferred financing costs associated with the amendment of our Wynn Macau credit facilities. During the year ended December 31, 2014, the loss was for the premium paid on first mortgage notes due 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount.

During the year ended December 31, 2015, we recognized a gain of $52.0 million from the change in fair value of the Redemption Note as a result of changes in certain variables used in the estimated fair value. No change was recognized in the same period of 2014. For further information on the fair value of the Redemption Note, see Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

We incurred a loss of $5.3 million and $4.4 million for the years ended December 31, 2015 and 2014, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

Interest income was $7.2 million for the year ended December 31, 2015, compared to $20.4 million for 2014. During 2015 and 2014, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investment securities were in fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes
For the years ended December 31, 2015 and 2014, we recorded a tax expense of $7.7 million and a tax benefit of $3.8 million, respectively. For the year ended December 31, 2015, our income tax expense is primarily related to an increase in our deferred tax liabilities. For the year ended December 31, 2014, our benefit for income taxes was primarily related to a release of valuation allowance on prior year foreign tax credits resulting from the implementation of a tax planning strategy.
Wynn Macau SA received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2015. In October 2015, Wynn Macau SA received an additional 5-year exemption, effective January 1, 2016, from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the years ended December 31, 2015 and 2014, we were exempt from the payment of $41.6 million and $99.4 million in such taxes, respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.
In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of 15.5 million Macau patacas ("MOP") (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends is effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective January 1, 2016 through December 31, 2020.
We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for 2013 through 2015 tax years and will continue to participate in the IRS CAP for the 2016 tax year. In February 2016, the IRS completed an examination of the 2014 U.S. tax return and had no changes.
In December 2015, the Financial Services Bureau completed an examination of the 2012 Macau income tax return of Wynn Macau SA. While no additional tax was due, adjustments were made to our foreign net operating loss carryforwards.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $86.2 million for the year ended December 31, 2015, compared to $231.1 million for the year ended December 31, 2014. These amounts represent the noncontrolling interests' share of net income from Wynn Macau, Limited for each year.

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

Net revenues increased 3.3% to $5,433.7 million for the year ended December 31, 2014, from $5,620.9 million for the same period in 2013. The decline in net revenues was primarily driven by a decrease of 5.8%, or $221.1 million, in casino revenue from our Macau Operations, partially offset by an increase of 5.8%, or $51.8 million, in non-casino revenues from our Las Vegas Operations.

The following table presents net revenues from our casino revenues and non-casino revenues (in thousands).

	Years Ended December 31,
	2014	2013	Percent Change
Net revenues
Casino revenues	$4,274,221	$4,490,637	(4.8)
Non-casino revenues	1,159,440	1,130,299	2.6
	$5,433,661	$5,620,936	(3.3)

Casino revenues were 78.7% of total net revenues for the year ended December 31, 2014, compared to 79.9% of total net revenues for the same period of 2013, while non-casino revenues were 21.3% of total net revenues, compared to 20.1% in the prior year.

Casino Revenues

Casino revenues decreased 4.8% to $4,274.2 million for the year ended December 31, 2014, from $4,490.6 million in the same period of 2013. Our Macau Operations experienced a year-over-year decrease in casino revenues of 5.8% from $3,807.9 million to $3,586.8 million. The decrease is primarily due to a decrease from our VIP gaming operations, partially offset by an increase in table games win of 19.7% from our mass market gaming operations. Our VIP gaming operations experienced a 12.1% reduction in turnover and a decline in win as a percentage of turnover from 3.01% to 2.82%. Las Vegas Operations were relatively flat year-over-year with casino revenues of $687.4 million for the year ended December 31, 2014 compared to $682.8 million in the same period of 2013.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Years Ended December 31,
	2014	2013	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$3,586,781	$3,807,850	$(221,069)	(5.8)
Average number of table games	461	491	(30)	(6.1)
VIP
Average number of table games	259	283	(24)	(8.5)
VIP turnover	$108,077,342	$122,991,763	$(14,914,421)	(12.1)
Table games win	$3,051,046	$3,696,224	$(645,178)	(17.5)
VIP win as a % of turnover	2.82%	3.01%	(0.19)
Table games win per unit per day	$32,258	$35,797	$(3,539)	(9.9)
Mass market
Average number of table games	202	208	(6)	(2.9)
Table drop	$5,517,382	$4,893,998	$623,384	12.7
Table games win	$1,187,997	$992,872	$195,125	19.7
Table games win %	21.5%	19.9%	1.6
Table games win per unit per day	$16,154	$13,098	$3,056	23.3

Average number of slot machines	679	866	(187)	(21.6)
Slot machine handle	$5,415,127	$4,846,938	$568,189	11.7
Slot machine win	$264,763	$245,578	$19,185	7.8
Slot machine win per unit per day	$1,068	$777	$291	37.5

Las Vegas Operations:
Total casino revenues	$687,440	$682,787	$4,653	0.7
Average number of table games	232	233	(1)	(0.4)
Table drop	$2,556,452	$2,617,634	$(61,182)	(2.3)
Table games win	$623,968	$657,927	$(33,959)	(5.2)
Table games win %	24.4%	25.1%	(0.7)
Table games win per unit per day	$7,354	$7,729	$(375)	(4.9)

Average number of slot machines	1,858	2,030	(172)	(8.5)
Slot machine handle	$3,008,563	$2,874,646	$133,917	4.7
Slot machine win	$186,458	$177,452	$9,006	5.1
Slot machine win per unit per day	$275	$239	$36	15.1

Non-casino revenues

Non-casino revenues increased 2.6%, or $29.1 million, to $1,159.4 million for the year ended December 31, 2014, from $1,130.3 million for the same period of 2013, driven by a 10.3% increase in room revenues.

Room revenues increased 10.3%, or $50.5 million, to $542.8 million for the year ended December 31, 2014, from $492.2 million in the same period of 2013. Our Las Vegas Operations accounted for $31.4 million of the increase, while Macau Operations accounted for $19.1 million, both experiencing an increase in ADR and occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Years Ended December 31,
	2014	2013	Percent Change (a)
Macau Operations:
Total room revenues (in thousands)	$133,781	$114,638	16.7
Occupancy	98.4%	95.5%	2.9
ADR	$333	$313	6.4
REVPAR	$327	$299	9.4

Las Vegas Operations:
Total room revenues (in thousands)	$408,981	$377,592	8.3
Occupancy	86.9%	84.6%	2.3
ADR	$274	$258	6.2
REVPAR	$238	$218	9.2

(a)	Except occupancy, which is presented as a percentage point change.

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

Room expenses increased 11.1%, or $14.8 million, to $148.3 million for the year ended December 31, 2014, from $133.5 million for the same period of 2013. The increase is due to certain room expenses from our Las Vegas Operations to maintain a premium guest experience and expenses associated with the increase in occupancy over the prior year at both our Macau and Las Vegas Operations.

Food and beverage expenses increased 4.2%, or $13.6 million, to $337.2 million for the year ended December 31, 2014, from $323.6 million for the same period of 2013. The increase in food and beverage expenses is primarily a result of higher costs in the current period for entertainment at Wynn Las Vegas nightclubs.

General and administrative expenses increased 9.7%, or $43.7 million, to $492.5 million for the year ended December 31, 2014 from $448.8 million in the same period of 2013 primarily from our Macau Operations. Our Macau Operations experienced an increase compared to the prior year in labor costs, along with certain property maintenance and repair expenses and other miscellaneous items. Our Macau Operations incurred additional general and administrative labor costs associated with a new 2014 bonus program for non-management employees.

Pre-opening costs were $30.1 million for the year ended December 31, 2014, compared to $3.2 million for the same period of 2013 and were attributable to Wynn Palace. We expect our pre-opening costs to increase in the future as the construction and development of Wynn Palace progresses toward the expected opening date in the first half of 2016 and with the beginning of development for the Wynn resort in Massachusetts.

Depreciation and amortization decreased 15.3%, or $56.9 million, to $314.1 million for the year ended December 31, 2014, compared to $371.1 million for the same period of 2013 due to certain Las Vegas Operations assets with a five-year useful life becoming fully depreciated.

Interest expense, net of capitalized interest

The following table summarizes information related to interest expense (in thousands):

	Years Ended December 31,
	2014	2013	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$348,520	$309,506	12.6
Capitalized interest	(33,458)	(10,485)	219.1
	$315,062	$299,021	5.4

Interest expense, net of capitalized interest, increased 5.4%, or $16.0 million, to $315.1 million for the year ended December 31, 2014, up from $299.0 million for the same period of 2013, attributable to a $39.0 million increase in interest expense partially offset by a $23.0 million increase in capitalized interest. During 2013, we completed issuances of $500.0 million 4 1/4% senior notes, $600.0 million 5 1/4% senior notes and exercised our option to increase our Macau senior term loan facility by $200.0 million. During the first quarter of 2014, we issued an additional $750.0 million of 5 1/4% senior notes. These issuances of long-term debt were partially offset by the principal repayment of $500.0 million 7 7/8% first mortgage notes through a cash tender offer in May 2013 and redemption of untendered notes in November 2013. In addition, our interest expense associated with our first mortgage notes reduced year-over-year as a result of open market repurchases we made during 2014. Capitalized interest increased due to the construction costs of Wynn Palace. Capitalized interest will continue to increase with the ongoing borrowings and construction costs related to Wynn Palace.

Other non-operating income and expenses

We incurred a loss of $9.6 million on the extinguishment of debt for the year ended December 31, 2014, compared to a loss of $40.4 million in 2013. During the year ended December 31, 2014, the loss was due to the premium paid on the purchase of first mortgage notes due in 2020 through open market transactions and the write-off of related unamortized deferred financing costs and original issue discount. During the year ended December 31, 2013, the loss was primarily from the premium paid in the cash tender offer of our first mortgage notes due in 2017 and the write-off of related unamortized deferred financing costs and original issue discount.

We incurred a loss of $4.4 million for the year ended December 31, 2014 from the decrease in the fair value of our interest rate swaps, compared to a gain of $14.2 million from the increase in fair value in 2013.

Interest income was $20.4 million for the year ended December 31, 2014, compared to $15.7 million in 2013. During 2014 and 2013, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our short-term investments were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income Taxes

For the years ended December 31, 2014 and 2013, we recorded a tax benefit of $3.8 million and $17.6 million, respectively. For the year ended December 31, 2014, our benefit for income taxes was primarily related to a release of valuation allowance on prior year FTCs resulting from the implementation of a tax planning strategy. For the year ended December 31,

2013, our income tax benefit was primarily related to a decrease in our deferred tax liabilities reduced by foreign taxes assessable on the dividends of Wynn Macau SA.

Wynn Macau SA received an exemption from Macau's 12% Complementary Tax on casino gaming profits through December 31, 2015. Accordingly, we were exempt from the payment of $99.4 million and $107.3 million in such taxes during the year ended December 31, 2014 and 2013, respectively. Our non-gaming profits remained subject to the Macau Complementary Tax and casino winnings remained subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

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

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests was $231.1 million for the year ended December 31, 2014, compared to $275.5 million for the year ended December 31, 2013. These amounts represent the noncontrolling interests' share of net income from Wynn Macau, Limited for each year.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 8—"Financial Statements and Supplementary Data," Note 18 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income.

	Years Ended December 31,
	2015	2014	2013
Macau Operations	$708,623	$1,258,082	$1,324,119
Las Vegas Operations	477,166	515,196	486,682
	$1,185,789	$1,773,278	$1,810,801

Adjusted Property EBITDA at our Macau and Las Vegas Operations decreased year-over-year by 43.7% and 7.4%, respectively, for the year ended December 31, 2015, primarily due to the decline in casino revenues.

Adjusted Property EBITDA at our Macau Operations decreased year-over-year by 5.0% for the year ended December 31, 2014, due to a decline in VIP turnover, partially offset by an increase in table games win from our mass market gaming operations. Adjusted Property EBITDA at our Las Vegas Operations increased year-over-year by 5.9% for the year ended December 31, 2014, driven by our non-casino revenue performance.

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

Net cash provided by operations for the year ended December 31, 2015 was $572.8 million, compared to $1,098.3 million provided by operations for the year ended December 31, 2014. The reduction was primarily due to lower operating income generated by our Macau Operations and from the change in ordinary working capital accounts.

Net cash provided by operations for the year ended December 31, 2014 was $1,098.3 million, compared to $1,676.6 million for the same period of 2013, with the reduction due to lower operating income in 2014 and from the change in ordinary working capital accounts.

Net cash provided by operations for the year ended December 31, 2013 was $1,676.6 million compared to $1,185.7 million for the same period of 2012. The increase was primarily due to significant changes in ordinary working capital accounts and higher operating income in 2013.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $1,891.6 million, which was primarily attributable to $1,921.2 million in capital expenditures, net of construction payables and retention, with majority for Wynn Palace construction.

Net cash used in investing activities for the year ended December 31, 2014 was $1,114.4 million, which was primarily attributable to $1,221.4 million in capital expenditures, net of construction payables and retention, with majority for Wynn Palace construction. We also used cash of $86.7 million for payment of our Massachusetts gaming license.

Net cash used in investing activities for the year ended December 31, 2013 was $677.6 million, which was primarily attributable to $514.8 million in capital expenditures related to site preparation costs for Wynn Palace land and various renovations at our resorts including Wynn Macau guest room renovations.

Financing Activities

Net cash provided by financing activities was $1,216.3 million for the year ended December 31, 2015. During the year ended December 31, 2015 we amended our Wynn Macau credit facilities and received proceeds of $2.27 billion from our fully funded senior secured term loan facility. These proceeds were used to repay $953.3 million in outstanding borrowings under the senior secured term loan facility dated July 30, 2012 and $815.8 million in outstanding borrowings under the senior secured revolving credit facility dated July 30, 2012, of which $683.3 million had been previously borrowed during 2015. We also issued $1.8 billion of 5 1/2% senior notes due in 2025 and used the proceeds for the purchase of $1.6 billion of our first mortgage notes due in 2020.

Net cash used in financing activities was $235.6 million for the year ended December 31, 2014, which was mainly due to the payment of dividends of $942.9 million and payments on our long-term debt, primarily offset by proceeds of $755.6 million from the issuance of senior notes and $132.6 million from borrowings, net of repayments, under our Wynn Macau revolving credit facility. During 2014, we used $98.4 million for open market purchases of principal on our first mortgage notes and $31.5 million for the repayment of remaining principal on our note payable secured by aircraft.

Net cash used in financing activities was $291.1 million for the year ended December 31, 2013, which was primarily attributable to the payment of dividends of $1,035.0 million and the redemption of first mortgage notes of $500.0 million, offset by proceeds from the issuance of senior notes of $1,100.0 million and the increase in our senior term loan facility of $200.0 million.

Capital Resources

As of December 31, 2015, we had approximately $2,080.1 million of cash and cash equivalents and $251.6 million of available-for-sale investments in domestic and foreign debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Of these amounts, Wynn Macau, Limited and its subsidiaries (of which we own 72%) held $868.4 million in cash. If our portion of this cash was repatriated to the U.S. on December 31, 2015, it would not be subject to U.S. tax in the year of repatriation. Wynn Las Vegas, LLC held cash balances of $77.1 million. Wynn Resorts, Limited (including its subsidiaries other than Wynn Macau, Limited and Wynn Las Vegas, LLC), which is not a guarantor of the debt of its subsidiaries, held $1,134.6 million and $251.6 million of cash and available-for-sale investments, respectively.

The Wynn Macau credit facilities consist of a $2.27 billion equivalent fully funded senior secured term loan facility and a $750.0 million equivalent senior secured revolving credit facility (together, the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness, and will be used to fund the construction and development of Wynn Palace and for general corporate purposes. As of December 31, 2015, we had $318.8 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $375.0 million senior secured revolving credit facility and an $875.0 million delay draw senior secured term loan facility (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities will be used to fund the design, development, construction and pre-opening expenses of the Wynn resort in Massachusetts and for general corporate purposes. As of December 31, 2015, we had borrowed $70.0 million of the delay draw senior secured term loan facility. Of the remaining $805.0 million delay draw senior secured term loan facility, the borrowing period is March 30, 2016, for up to $100.3 million and June 30, 2016, for up to $704.7 million. As of December 31, 2015, we had $1.17 billion of available borrowing capacity under the senior secured revolving credit facility, which includes a reduction for outstanding letters of credit totaling $11.7 million.

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances. We intend to primarily fund our current development projects, Wynn Palace and the Wynn resort in Massachusetts, with the available borrowing capacity under our bank credit facilities.

Macau Related Debt

Our Macau related debt consists of senior notes and the Wynn Macau Credit Facilities.

On March 20, 2014, Wynn Macau, Limited ("WML"), an indirect subsidiary of Wynn Resorts, Limited, issued $750.0 million aggregate principal amount of 5 1/4% Senior Notes due 2021 (the "Additional 2021 Notes"), which were consolidated and form a single series with the $600.0 million aggregate principal amount of 5 1/4% Senior Notes due 2021 issued by WML on October 16, 2013 (the "Original 2021 Notes" and together with the "Additional 2021 Notes," the "2021 Notes").

The 2021 Notes will bear interest at the rate of 5 1/4% per annum and will mature on October 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. At any time on or before October 14, 2016, WML may redeem the 2021 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2021 Notes or (b) a "make-whole" amount as determined by an independent investment banker in accordance with the terms of the indenture for the 2021 Notes, dated as of October 16, 2013

(the "WML Indenture"). In either case, the redemption price would include accrued and unpaid interest. In addition, on or after October 15, 2016, WML may redeem the 2021 Notes, in whole or in part, at a premium decreasing annually from 103.94% of the principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indenture), it must offer to repurchase the 2021 Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, we may redeem the 2021 Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2021 Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2021 Notes.

The 2021 Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness; will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including Wynn Macau Credit Facilities' existing credit facilities. The 2021 Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the 2021 Notes are subject to restrictions on transferability and resale.

The WML Indenture contains covenants limiting WML's (and certain of its subsidiaries') ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The terms of the WML Indenture contain customary events of default, including, but not limited to: default for 30 days in the payment when due of interest on the 2021 Notes; default in the payment when due of the principal of, or premium, if any, on the 2021 Notes; failure to comply with any payment obligations relating to the repurchase by WML of the 2021 Notes upon a change of control; failure to comply with certain covenants in the WML Indenture; certain defaults on certain other indebtedness; failure to pay judgments against WML or certain subsidiaries that, in the aggregate, exceed $50.0 million; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all 2021 Notes then outstanding will become due and payable immediately without further action or notice.

On September 30, 2015, we amended our Wynn Macau Credit Facilities. The borrowing availability was increased to $3.05 billion with ability to upsize an additional $1 billion in equivalent senior secured loans upon satisfaction of various conditions. The senior secured term loan facility is repayable in graduating installments of between 2.5% and 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021 (extended from July 2018). Any outstanding borrowings from the senior secured revolving credit facility will mature in September 2020 (extended from July 2017) by which time any outstanding borrowings from the senior secured revolving credit facility must be repaid. The Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA's Leverage Ratio (as defined in the Wynn Macau Credit Facilities). The commitment fee required to pay for unborrowed amounts under the senior secured revolving credit facility, if any, is between 0.52% to 0.79% per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and calculated based on the daily average of the unborrowed amounts.

The Wynn Macau Credit Facilities contain a requirement that Wynn Macau SA must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau SA's Leverage Ratio is greater than 4.5 to 1, then 25% of Excess Cash Flow (as defined in the Wynn Macau Credit Facilities) must be used for prepayment of indebtedness and cancellation of available borrowings under the Wynn Macau Credit Facilities. There is no mandatory prepayment in respect of Excess Cash Flow if Wynn Macau SA's Leverage Ratio is equal to or less than 4.5 to 1.

The Wynn Macau Credit Facilities contain customary covenants restricting certain activities including, but not limited to: the incurrence of additional indebtedness, the incurrence or creation of liens on any of its property, sale and leaseback transactions, the ability to dispose of assets, and making loans or other investments. In addition, Wynn Macau SA is required by the financial covenants to maintain a Leverage Ratio of not greater than 5.25 to 1 for the fiscal year ending December 31, 2015, and an Interest Coverage Ratio (as defined in the Wynn Macau Credit Facilities) of not less than 2.00 to 1 at any time.

Borrowings under the Wynn Macau Credit Facilities will continue to be guaranteed by Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, and by certain subsidiaries of the Company that own equity interests in Wynn Macau SA, and are secured by substantially all of the assets of Wynn Macau SA and Palo, and the equity interests in Wynn Macau SA. Borrowings under the Wynn Macau Facilities are not guaranteed by the Company or WML.

In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. ("BNU") for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2015, the guarantee was in the amount of  MOP 300.0 million (approximately $37.0 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

U.S. and Corporate Related Debt

Our U.S. related debt consists of first mortgage notes, senior notes and the Wynn America Credit Facilities. The Corporate related debt consists of the Redemption Price Promissory Note ("Redemption Note").

The first mortgage notes (the "2022 Notes") were issued by Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together, the "Issuers"). The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by Wynn Las Vegas Holdings, LLC of its equity interests in Wynn Las Vegas, LLC (the "Holdings pledge")). These issuances rank pari passu in right of payment with the 2023 Notes and the 2025 Notes (defined below) and are not guaranteed by any of our subsidiaries. If the Issuers undergo a change of control (as defined in the applicable indenture), they must offer to repurchase the first mortgage notes at 101% of the principal amount, plus accrued and unpaid interest. The indentures governing the first mortgage notes contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas, LLC's ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; and transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

In May 2013, the Issuers completed the issuance of $500.0 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee.

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

The 2023 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' first mortgage notes and 2025 Notes (as defined below). The 2023 Notes are unsecured (except by the Holdings pledge). The Holdings pledge also secures the first mortgage notes and the 2025 Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Wynn Las Vegas Capital Corp. which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% Senior Notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, Guarantors and U.S. Bank National Association, as trustee.
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
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2023 Notes (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the Holding pledge). The equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts, Limited receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
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
The 2025 Indenture contains covenants limiting the Issuers' and Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
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

The Wynn America Credit Facilities contain customary representation and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payments of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which the opening of the Wynn resort in Massachusetts occurs, the Maximum Consolidated Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

We provided a completion guaranty in favor of the lenders under the Wynn America Credit Facilities to support the development and opening of the Wynn resort in Massachusetts. Wynn America and the guarantors have entered into a security agreement in favor of the lenders under the Wynn America Credit Facilities pursuant to which, subject to certain exceptions, Wynn America and the guarantors have pledged all equity interests in the guarantors to the extent permitted by applicable law and granted a first priority security interest in substantially all of the other existing and future assets of the guarantors.

Based on the Board of Director's finding of "unsuitability," on February 18, 2012, we redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," our articles of incorporation authorize redemption at "fair value" of the shares held by unsuitable persons. Pursuant to the articles of incorporation, we issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of approximately $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum, payable annually in arrears on each anniversary of the date of the Redemption Note. We may, in our sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of Wynn Resorts or as specifically mandated by law. The indebtedness evidenced by the Redemption Note, is subordinated to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature. Aruze, Universal Entertainment Corporation and Kazuo Okada have challenged the redemption of Aruze's shares and we are currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. Any adverse judgments or settlements involving payment of a material sum of money could cause a material adverse effect on our financial condition and results of operations and could expose us to additional claims by third parties, including current or former investors or regulators. Any adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. See Item 1A—"Risk Factors" and Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies."

Other Factors Affecting Liquidity

Wynn Resorts is a holding company and, as a result, our ability to pay dividends is highly dependent on our ability to obtain funds and our subsidiaries' ability to provide funds to us. Wynn Las Vegas, LLC, Wynn America, LLC and Wynn Macau SA debt instruments contain customary negative covenants and financial covenants, including, but not limited to, covenants that restrict their ability to pay dividends or distributions.

Wynn Las Vegas, LLC intends to fund its operations and capital requirements from cash on hand and operating cash flow. We cannot assure you however, that our Las Vegas Operations will generate sufficient cash flow from operations or the availability of additional indebtedness will be sufficient to enable us to service and repay Wynn Las Vegas, LLC's indebtedness and to fund its other liquidity needs. Similarly, we expect that our Macau Operations will fund Wynn Macau SA and WML's debt service obligations with existing cash, operating cash flow and availability under the Wynn Macau Credit Facilities. However, we cannot assure you that operating cash flows will be sufficient to do so. We may refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of the indebtedness on acceptable terms or at all.

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies".

Our Board of Directors has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As of December 31, 2015, we had purchased a cumulative total of 12,804,954 shares of our common stock for a net cost of $1.1 billion under the program, with no purchases made under this program during the years ended December 31, 2015, 2014 and 2013.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At December 31, 2015, we had outstanding letters of credit totaling $11.7 million.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments at December 31, 2015 (dollars in millions):

	Payments Due By Period
	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt obligations	$—	$123.3	$1,193.0	$7,978.6	$9,294.9
Fixed interest payments	277.2	554.4	554.4	658.7	2,044.7
Estimated variable interest payments (1)	61.8	119.2	152.7	23.0	356.7
Operating leases	16.4	32.1	25.6	64.0	138.1
Construction contracts and commitments	274.2	52.0	—	—	326.2
Leasehold interest in land	16.0	—	—	—	16.0
Employment agreements	62.5	61.4	12.1	—	136.0
Other (2)	126.5	122.9	63.0	57.7	370.1
Total commitments	$834.6	$1,065.2	$2,000.8	$8,782.1	$12,682.8

(1)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding and LIBOR or HIBOR rates at December 31, 2015. Such rates continue at historical lows as of December 31, 2015. Actual rates will vary.

(2)
Other includes open purchase orders, future charitable contributions, fixed gaming tax payments in Macau and other contracts. As further discussed in Item 8—"Financial Statements and Supplementary Data," Note 16 "Income Taxes" of this report, we had $88.3 million of unrecognized tax benefits as of December 31, 2015. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular year and therefore it is not included in the table above as of December 31, 2015.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. A summary of our significant accounting policies are presented in Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies." Certain of our accounting policies require management to apply significant judgment in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management evaluates those estimates, including those relating to the estimated lives of depreciable assets, asset impairment, allowances for doubtful accounts, accruals for customer loyalty programs, contingencies, litigation and other items. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates.

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

During the construction and development stage, direct costs such as those incurred for the design and construction of our resorts, including applicable portions of interest, are capitalized. Accordingly, the recorded amounts of property and equipment increase significantly during construction periods. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. We determine the estimated useful lives based on our experience with similar assets, estimate of the usage of the asset, and other factors specific to the asset. Depreciation expense related to capitalized construction costs is recognized when the related assets are placed in service. Upon the opening of our resorts, we began recognizing depreciation expense on the resort's fixed assets.

We review remaining estimated useful lives of our property and equipment on an ongoing basis. In our review of estimated useful lives of buildings and improvements for Wynn Macau, we consider factors such as liberalization of the gaming industry in Macau, market expansion and actions taken by the Macau government regarding concession renewals. This review indicated that our estimated useful lives of buildings and improvements extend beyond the current expiration of the gaming concession in June 2022 and land concession in August 2029. As a result, effective September 1, 2015, we have changed our estimate of the remaining useful lives of Wynn Macau assets to better reflect the estimated periods during which these assets are expected to remain in service.

Costs of repairs and maintenance are charged to expense when incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other.

We also evaluate our property and equipment and other long-lived assets for impairment in accordance with applicable accounting standards. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. In reviewing for impairment, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used are recorded as operating expenses.

Redemption Price Promissory Note

We record the Redemption Note at its fair value in accordance with applicable accounting guidance. As of December 31, 2015 and 2014, the fair value of the Redemption Note was $1.88 billion and $1.94 billion, respectively. We utilized an independent third party valuation to assist in the determination of this fair value. In determining this fair value, we estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with the Okada Parties (see Item 8—"Financial Statements and Supplementary Data," Note 17 "Commitments and Contingencies"); the outcome of on-going investigations of Aruze by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, we considered our ability, at our sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, we reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note's subordinated position and credit risk relative to all other debt in our capital structure and credit ratings associated with our traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used.

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

We measure certain of our financial assets and liabilities, such as cash equivalents, interest rate swaps, restricted cash, available-for-sale securities and the Redemption Note at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of December 31, 2015 and 2014, 85.1% and 84.6% of our casino accounts receivable were owed by customers from foreign countries, primarily in Asia. In addition to enforceability issues, the collectability of markers given by foreign customers is affected by a number of factors including changes in currency exchange rates and economic conditions in the customers' home countries.

We regularly evaluate our reserve for bad debts based on a specific review of customer accounts and outstanding gaming promoter accounts as well as management's prior experience with collection trends in the casino industry and current economic and business conditions. In determining our allowance for estimated doubtful accounts receivable, we apply loss factors based on historical marker collection history to aged account balances and we specifically analyze the collectability of each account with a balance over a specified dollar amount, based upon the age, the customer's financial condition, collection history and any other known information.

The following table presents key statistics related to our casino accounts receivable (dollars in thousands):

	December 31,
	2015	2014
Casino accounts receivable	$190,294	$257,930
Allowance for doubtful casino accounts receivable	$66,109	$74,149
Allowance as a percentage of casino accounts receivable	34.7%	28.7%
Percentage of casino accounts receivable outstanding over 180 days	43.7%	32.5%

Our reserve for doubtful casino accounts receivable is based on our estimates of amounts collectible and depends on the risk assessments and judgments by management regarding realizability, the state of the economy and our credit policy. Our reserve methodology is applied similarly to credit extended at each of our resorts. As of December 31, 2015 and 2014, 38.7% and 28.2%, respectively, of our outstanding casino account receivable balance originated at our Macau Operations.

At December 31, 2015, a 100 basis point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change the provision for doubtful accounts by approximately $1.9 million.

As our customer payment experience evolves, we will continue to refine our estimated reserve for bad debts. Accordingly, the associated provision for doubtful accounts expense may fluctuate. Because individual customer account balances can be significant, the reserve and the provision can change significantly between periods, as we become aware of additional information about a customer or changes occur in a region's economy or legal system.

Derivative Financial Instruments

We seek to manage our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. We account for derivative financial instruments in accordance with applicable accounting standards. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income. As of December 31, 2015, changes in our interest rate swap fair values are being recorded in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

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

Stock-Based Compensation

Accounting standards for stock-based payments establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We use the Black-Scholes option pricing model to determine grant-date fair value of our stock options. The Black-Scholes model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company.

The expected volatility and expected term assumptions can significantly impact the fair value of stock options. We believe that the valuation techniques and the approach utilized to develop our assumptions are reasonable in calculating the fair value of the options we grant. We estimate the expected stock price volatility using a combination of implied and historical factors related to our stock price in accordance with applicable accounting standards. As our stock price fluctuates, this estimate will change. A hypothetical 10% change in the volatility assumption for our options granted in 2015 would not have a material effect on the change in fair value. Expected term represents the estimated average time between the option's grant date and its exercise date. A hypothetical 10% change in the expected term assumption for our options granted in 2015 would not have a material effect on the change in fair value. These assumed changes in fair value would have been recognized over the vesting schedule of such awards.

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

As of December 31, 2015, we have a FTC carryover of $3.32 billion and we have recorded a valuation allowance of $3.26 billion against this asset based on our estimate of future realization. The FTCs are attributable to the Macau special gaming tax, which is 35% of gross gaming revenue in Macau. The U.S. taxing regime only allows a credit for 35% of foreign source income. In assessing the need for a valuation allowance, we rely solely on the reversal of net taxable temporary differences that result in foreign source income during the 10-year foreign tax credit carryforward period.

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

Recently Issued Accounting Standards

See related disclosure at Item 8—"Financial Statements and Supplementary Data," Note 2 "Summary of Significant Accounting Policies."

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

The following table provides estimated future cash flow information derived from our best estimates of repayments at December 31, 2015, of our expected long-term indebtedness and related weighted average interest rates by expected maturity dates. However, we cannot predict the LIBOR or HIBOR rates that will be in effect in the future. As of December 31, 2015, such rates remain at historic lows. Actual rates will vary. The one-month LIBOR and HIBOR rates at December 31, 2015 of 0.42% and 0.22%, respectively, were used for all variable rate calculations in the table below.

The information is presented in U.S. dollar equivalents as applicable.

Years Ending December 31,
Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
(dollars in millions)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$6,486	$6,486
Average interest rate	—%	—%	—%	—%	—%	4.3%	4.3%
Variable rate	$—	$—	$123	$281	$912	$1,492	$2,809
Average interest rate	—%	—%	2.1%	2.0%	2.0%	2.0%	2.0%

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period recorded are, and will continue to be, recognized as a change in swap fair value in our Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

We currently have three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under our Wynn Macau Credit Facilities. Under two of the swap agreements, we pay a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.23% to 2.98%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, we pay a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.18% to 2.93%. This interest rate swap agreement matures in July 2017.

As of December 31, 2015, interest rate swaps were recorded as an asset of $0.7 million included in deposits and other assets and as a liability of $0.1 million included in other long-term liabilities in the accompanying Consolidated Balance Sheet. As of December 31, 2014, interest rate swaps were recorded as an asset of $5.9 million included in deposits and other assets in the accompanying Consolidated Balance Sheet.

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

Other Interest Rate Swap Information

The following table provides information about our interest rate swaps, by contractual maturity dates, as of December 31, 2015 and using estimated future LIBOR and HIBOR rates based upon implied forward rates in the yield curve. The information is presented in U.S. dollar equivalents, which is our reporting currency:

	Years Ending December 31,
	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
	(dollars in millions)
Average notional amount	$—	$753	$—	$—	$—	$—	$753
Average pay rate	—%	0.71%	—%	—%	—%	—%	0.71%
Average receive rate	—%	0.77%	—%	—%	—%	—%	0.77%

We do not use derivative financial instruments, other financial instruments or derivative commodity instruments for trading or speculative purposes.

Interest Rate Sensitivity

As of December 31, 2015, approximately 78% of our debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of December 31, 2015, an assumed 1% change in the variable rates would cause our annual interest cost to change by $20.6 million.

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

Because many of Wynn Macau's payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau's obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau's results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Based on our balances at December 31, 2015, an assumed 1% change in the US dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $23.4 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited Wynn Resorts, Limited and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Wynn Resorts, Limited and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wynn Resorts, Limited and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wynn Resorts, Limited and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wynn Resorts, Limited and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2016

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,080,089	$2,182,164
Investment securities	115,297	240,140
Receivables, net	187,887	237,957
Inventories	74,493	72,223
Prepaid expenses and other	48,012	49,847
Total current assets	2,505,778	2,782,331
Property and equipment, net	7,477,478	5,855,842
Restricted cash	2,060	977
Investment securities	136,256	10,173
Intangible assets, net	110,972	112,367
Deferred financing costs, net	104,367	84,413
Deposits and other assets	184,621	212,515
Investment in unconsolidated affiliates	727	4,243
Total assets	$10,522,259	$9,062,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$210,372	$303,284
Current portion of land concession obligation	16,000	30,814
Customer deposits	436,409	548,818
Gaming taxes payable	98,559	137,269
Accrued compensation and benefits	129,697	113,228
Accrued interest	98,129	107,318
Other accrued liabilities	121,005	67,587
Total current liabilities	1,110,171	1,308,318
Long-term debt	9,212,765	7,345,262
Land concession obligation	—	15,987
Other long-term liabilities	141,121	152,131
Deferred income taxes, net	36,357	30,072
Total liabilities	10,500,414	8,851,770
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,610,441 and 114,426,960 shares issued; 101,571,909 and 101,439,297 shares outstanding, respectively	1,146	1,144
Treasury stock, at cost; 13,038,532 and 12,987,663 shares, respectively	(1,152,680)	(1,145,481)
Additional paid-in capital	983,131	948,566
Accumulated other comprehensive income	1,092	2,505
Retained earnings	55,332	164,487
Total Wynn Resorts, Limited stockholders' deficit	(111,979)	(28,779)
Noncontrolling interest	133,824	239,870
Total equity	21,845	211,091
Total liabilities and stockholders' equity	$10,522,259	$9,062,861

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Operating revenues:
Casino	$2,932,419	$4,274,221	$4,490,637
Rooms	538,500	542,762	492,230
Food and beverage	597,080	604,701	586,672
Entertainment, retail and other	350,622	401,181	418,705
Gross revenues	4,418,621	5,822,865	5,988,244
Less: promotional allowances	(342,738)	(389,204)	(367,308)
Net revenues	4,075,883	5,433,661	5,620,936
Operating costs and expenses:
Casino	1,862,687	2,667,013	2,846,489
Rooms	149,009	148,338	133,503
Food and beverage	361,246	337,206	323,573
Entertainment, retail and other	157,432	163,754	175,257
General and administrative	464,793	492,464	448,788
Provision for doubtful accounts	11,115	3,906	11,877
Pre-opening costs	77,623	30,146	3,169
Depreciation and amortization	322,629	314,119	371,051
Property charges and other	10,535	10,437	17,138
Total operating costs and expenses	3,417,069	4,167,383	4,330,845
Operating income	658,814	1,266,278	1,290,091
Other income (expense):
Interest income	7,229	20,441	15,713
Interest expense, net of amounts capitalized	(300,906)	(315,062)	(299,022)
Change in swap fair value	(5,300)	(4,393)	14,235
Decrease in Redemption Note fair value	52,041	—	—
Loss on extinguishment of debt	(126,004)	(9,569)	(40,435)
Equity in income from unconsolidated affiliates	1,823	1,349	1,085
Other	1,550	(182)	4,856
Other income (expense), net	(369,567)	(307,416)	(303,568)
Income before income taxes	289,247	958,862	986,523
Benefit (provision) for income taxes	(7,723)	3,782	17,634
Net income	281,524	962,644	1,004,157
Less: net income attributable to noncontrolling interest	(86,234)	(231,090)	(275,505)
Net income attributable to Wynn Resorts, Limited	$195,290	$731,554	$728,652
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$1.93	$7.25	$7.25
Diluted	$1.92	$7.18	$7.17
Weighted average common shares outstanding:
Basic	101,163	100,927	100,540
Diluted	101,671	101,931	101,641

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$281,524	$962,644	$1,004,157
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(448)	(282)	(2,106)
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,086)	(195)	319
Total comprehensive income	279,990	962,167	1,002,370
Less: comprehensive income attributable to noncontrolling interest	(86,113)	(231,021)	(274,982)
Comprehensive income attributable to Wynn Resorts, Limited	$193,877	$731,146	$727,388

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd stockholders' deficit	Noncontrolling interest	Total stockholders' equity
Balances, January 1, 2013	100,866,712	$1,137	$(1,127,947)	$818,821	$4,177	$44,775	$(259,037)	$362,969	$103,932
Stock redemption	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	728,652	728,652	275,505	1,004,157
Currency translation adjustment	—	—	—	—	(1,522)	—	(1,522)	(584)	(2,106)
Net unrealized gain on investment securities	—	—	—	—	258	—	258	61	319
Exercise of stock options	383,151	5	—	20,431	—	—	20,436	—	20,436
Cancellation of restricted stock	(78,500)	(1)	—	1	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(114,355)	—	(15,472)	—	—	—	(15,472)	—	(15,472)
Issuance of restricted stock	135,400	1	—	(1)	—	—	—	—	—
Cash dividends declared	—	—	—	480	—	(707,297)	(706,817)	(322,305)	(1,029,122)
Excess tax benefits from stock-based compensation	—	—	—	10,474	—	—	10,474	—	10,474
Stock-based compensation	—	—	—	38,521	—	—	38,521	1,212	39,733
Balances, December 31, 2013	101,192,408	1,142	(1,143,419)	888,727	2,913	66,130	(184,507)	316,858	132,351
Net income	—	—	—	—	—	731,554	731,554	231,090	962,644
Currency translation adjustment	—	—	—	—	(203)	—	(203)	(79)	(282)
Net unrealized gain (loss) on investment securities	—	—	—	—	(205)	—	(205)	10	(195)
Exercise of stock options	211,133	2	—	11,643	—	—	11,645	214	11,859
Cancellation of restricted stock	(9,166)	—	—	—	—	—	—	—	—
Shares repurchased by the company and held as treasury shares	(9,578)	—	(2,062)	—	—	—	(2,062)	—	(2,062)
Issuance of restricted stock	54,500	—	—	—	—	—	—	—	—
Shares of subsidiary repurchased for share award plan	—	—	—	—	—	—	—	(2,081)	(2,081)
Cash dividends declared	—	—	—	59	—	(633,197)	(633,138)	(312,287)	(945,425)
Excess tax benefits from stock-based compensation	—	—	—	9,376	—	—	9,376	—	9,376
Stock-based compensation	—	—	—	38,761	—	—	38,761	6,145	44,906
Balances, December 31, 2014	101,439,297	1,144	(1,145,481)	948,566	2,505	164,487	(28,779)	239,870	211,091
Net income	—	—	—	—	—	195,290	195,290	86,234	281,524
Currency translation adjustment	—	—	—	—	(327)	—	(327)	(121)	(448)
Net unrealized loss on investment securities	—	—	—	—	(1,086)	—	(1,086)	—	(1,086)
Exercise of stock options	50,716	1	—	3,025	—	—	3,026	—	3,026
Shares repurchased by the Company and held as treasury shares	(50,869)	—	(7,199)	—	—	—	(7,199)	—	(7,199)
Issuance of restricted stock	132,765	1	—	(1)	—	—	—	—	—
Shares of subsidiary repurchased for share award plan	—	—	—	(3,169)	—	—	(3,169)	(1,222)	(4,391)
Cash dividends declared	—	—	—	—	—	(304,445)	(304,445)	(195,439)	(499,884)
Excess tax benefits from stock-based compensation	—	—	—	387	—	—	387	—	387
Stock-based compensation	—	—	—	34,323	—	—	34,323	4,502	38,825
Balances, December 31, 2015	101,571,909	$1,146	$(1,152,680)	$983,131	$1,092	$55,332	$(111,979)	$133,824	$21,845

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$281,524	$962,644	$1,004,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,629	314,119	371,051
Deferred income taxes	6,498	(8,086)	(19,826)
Stock-based compensation expense	38,475	39,196	39,537
Excess tax benefits from stock-based compensation	(792)	(9,339)	(12,332)
Amortization and write-offs of deferred financing costs and other	19,785	36,649	21,453
Loss on extinguishment of debt	126,004	9,569	40,435
Provision for doubtful accounts	11,115	3,906	11,877
Property charges and other	9,664	10,466	6,950
Equity in income of unconsolidated affiliates, net of distributions	1,615	(95)	122
Change in swap fair value	5,300	4,393	(14,235)
Decrease in Redemption Note fair value	(52,041)	—	—
Increase (decrease) in cash from changes in:
Receivables, net	47,011	38	(14,875)
Inventories and prepaid expenses and other	(23,613)	(6,917)	(17,749)
Customer deposits	(112,748)	(155,399)	159,850
Accounts payable and accrued expenses	(107,613)	(102,827)	100,227
Net cash provided by operating activities	572,813	1,098,317	1,676,642
Cash flows used in investing activities:
Capital expenditures, net of construction payables and retention	(1,921,240)	(1,221,357)	(514,802)
Purchase of investment securities	(253,284)	(200,258)	(222,856)
Proceeds from sale or maturity of investment securities	247,723	200,090	146,112
Restricted cash	—	198,943	(100,709)
Return of investment in unconsolidated affiliates	1,901	—	—
Purchase of intangibles and other assets	(3,912)	(124,583)	(5,945)
Proceeds from sale of assets	37,254	32,813	20,620
Net cash used in investing activities	(1,891,558)	(1,114,352)	(677,580)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,026	11,859	20,436
Excess tax benefits from stock-based compensation	792	9,339	12,332
Dividends paid	(499,107)	(942,928)	(1,034,986)
Proceeds from issuance of long-term debt	5,290,747	958,008	1,297,870
Repayments of long-term debt	(3,342,106)	(199,739)	(501,400)
Restricted cash	(1,083)	—	—
Repurchase of common stock	(7,199)	(2,062)	(15,472)
Shares of subsidiary repurchased for share award plan	(4,391)	(2,081)	—
Payments on long-term land concession obligation	(30,833)	(29,338)	(27,917)
Payment of financing costs	(193,588)	(38,683)	(42,006)
Net cash provided by (used in) financing activities	1,216,258	(235,625)	(291,143)
Effect of exchange rate on cash	412	(1,217)	1,903
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(102,075)	(252,877)	709,822
Balance, beginning of year	2,182,164	2,435,041	1,725,219
Balance, end of year	$2,080,089	$2,182,164	$2,435,041

Supplemental cash flow disclosures
Cash transactions:
Cash paid for interest, net of amounts capitalized	$291,313	$295,041	$284,849
Cash paid for income taxes	$2,873	$3,041	$2,518
Non-cash transactions:
Stock-based compensation capitalized into construction	$350	$5,710	$195
Change in property and equipment included in accounts and construction payables	$13,031	$132,079	$67,650
Change in dividends payable on unvested restricted stock included in other accrued liabilities	$777	$2,497	$(5,864)

The accompanying notes are an integral part of these consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -    Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns 72% of Wynn Macau, Limited ("WML") and operates the integrated Wynn Macau and Encore at Wynn Macau resort. In Las Vegas, Nevada, the Company owns 100% of and operates the integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort.

The Company's integrated Macau resort of Wynn Macau and Encore at Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 284,000 square feet of casino space, casual and fine dining in eight restaurants, approximately 31,000 square feet of lounge and meeting space, approximately 57,000 square feet of retail space, recreation and leisure facilities, including two health clubs, spas and one pool. The Company refers to this integrated resort as its Macau Operations.

The Company's integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 186,000 square feet of casino space, 34 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs and a beach club. The Company refers to this integrated resort as its Las Vegas Operations.

The Company is currently constructing Wynn Palace, an integrated resort featuring a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food-and-beverage, and gaming space, in the Cotai area of Macau. The Company continues to expect to open Wynn Palace in the first half of 2016; however, potential construction delays could push the opening date into the second half of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct an integrated resort in Everett, Massachusetts, adjacent to Boston. The resort will be located on a 33-acre site along the Mystic River. The resort will contain a hotel, a waterfront boardwalk, meeting space, a casino, a spa, retail offerings and food and beverage outlets. The Company has begun site remediation, site preparation and pre-construction activities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investment in the 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was permanently closed in October 2015, is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the Consolidated Statements of Cash Flows and Note 18 "Segment Information" for the previous years have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in deposits and purchase of intangibles and other assets in investing activities, will be presented in capital expenditures in investing activities.  The amount of deposits on property and equipment that have been reclassified for the years ended December 31, 2014 and 2013, were $94.3 million and $8.0 million, respectively.  These reclassifications had no effect on the previously reported net cash used in investing activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $846.3 million and $1.16 billion at December 31, 2015 and 2014, respectively,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1.23 billion and $1.03 billion as of December 31, 2015 and 2014, respectively.

Restricted Cash

At December 31, 2015 and 2014, the Company's non-current restricted cash consisted of cash held in trust in accordance with the Company's majority-owned subsidiary's share award plan.

Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds and commercial paper reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have maturities of greater than three months, but equal to or less than one year and long-term investments are those with a maturity date greater than one year. The Company's investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification (held-to-maturity/available-for-sale) of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. At December 31, 2015 and 2014, 85.1% and 84.6%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance estimate reflects specific review of customer accounts and outstanding gaming promoter accounts as well as management's experience with historical and current collection trends and current economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

The Company advances commissions to its gaming promoters in Macau. These were previously supported primarily by held checks and recognized as cash and cash equivalents ($153.4 million as of December 31, 2014). Market conditions in Macau and other regional economic factors have impacted the liquidity of certain gaming promoters. As a result, the Company's advanced commissions to gaming promoters now are supported primarily with signed promissory notes. The advanced commissions are on terms requiring settlement within five business days of the month following the advance. The Company recognized advanced commissions of $46.9 million as casino receivables in the accompanying Consolidated Balance Sheet as of December 31, 2015, and assesses these advanced commissions in connection with the Company's evaluation of its bad debt reserve for casino receivables. Additionally, the amount presented in the accompanying Consolidated Balance Sheet has been offset by related commissions payable to gaming promoters of $36.6 million as of December 31, 2015.

Inventories

Inventories consist of retail merchandise, food and beverage items, which are stated at the lower of cost or market value and certain operating supplies. Cost is determined by the first-in, first-out, weighted average and specific identification methods.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 45 years
Land improvements	10 to 45 years
Leasehold interest in land	25 years
Airplanes	20 years
Furniture, fixtures and equipment	3 to 20 years

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other.

The Company reviews the remaining estimated useful lives of its property and equipment on an ongoing basis.  For the review of estimated useful lives of buildings and improvements for Wynn Macau, the Company considers factors such as liberalization of the gaming industry in Macau, market expansion and actions taken by the Macau government regarding concession renewals.  This review during the third quarter of 2015 indicated that the Company's estimated useful lives of buildings and improvements extended beyond the current expiration of the gaming concession in June 2022 and land concession in August 2029.  As a result, effective September 1, 2015, the Company changed its estimate of remaining useful lives of buildings and improvements for Wynn Macau to better reflect the estimated periods during which these assets are expected to remain in service.  The maximum useful life of buildings and improvements for Wynn Macau was increased to 45 years from the date placed in service. The effect of this change in estimate for the year ended December 31, 2015, was to reduce depreciation expense and increase income from continuing operations and net income by $7.4 million, and increase basic and diluted earnings per share by $0.01.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest of $53.3 million, $33.5 million and $10.5 million, was capitalized for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible Assets

The Company's indefinite-lived intangible assets consist primarily of water rights acquired as part of the original purchase price of the property on which Wynn Las Vegas is located, and trademarks. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually. The Company's finite-lived intangible assets consist primarily of our Macau gaming concession and Massachusetts gaming license. Finite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements. Approximately $16.9 million, $12.6 million and $11.2 million was amortized to interest expense during the years ended December 31, 2015, 2014 and 2013, respectively. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method.

Derivative Financial Instruments

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income as the Company's current interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as a change in swap fair value in the accompanying Consolidated Statements of Income. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense.

Redemption Price Promissory Note

The Company recorded the Redemption Price Promissory Note (the "Redemption Note") at fair value in accordance with applicable accounting guidance. As of December 31, 2015 and 2014, the fair value of the Redemption Note was $1.88 billion and $1.94 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability-weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with the risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. ("Aruze"), Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") (see Note 17 "Commitments and Contingencies"); the outcome of on-going investigations of Aruze USA, Inc. by the United States Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determination of the appropriate discount rate to be used in the estimated present value, the Redemption Note's subordinated position and credit risk relative to all other debt in the Company's capital structure and credit ratings associated with the Company's traded debt were considered. Observable inputs for the risk free rate based on Federal Reserve rates for U.S. Treasury securities and credit risk spread based on a yield curve index of similarly rated debt were used.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts, other cash incentives related to casino play and commissions rebated through gaming promoters to customers are recorded as a reduction to casino revenue. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues are recognized net of certain sales incentives, which are required to be recorded as a reduction of revenue; consequently, the Company's casino revenues are reduced by discounts, commissions and points earned by customers from the Company's loyalty programs.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rooms	$51,775	$54,981	$52,585
Food and beverage	106,840	120,070	112,897
Entertainment, retail and other	14,414	14,977	14,659
	$173,029	$190,028	$180,141

Customer Loyalty Programs

The Company offers loyalty programs at both its Macau Operations and its Las Vegas Operations. Under the program at its Las Vegas Operations, customers earn points based on their level of slots play, which can be redeemed for free play. Under the program at its Macau Operations, customers earn points based on their level of table games and slots play, which can be redeemed for free play, gifts and complimentary dining and retail shopping. The points are recognized as a liability and as a separate element of the gaming transaction with allocation of the consideration received between the points and gaming transaction. The initial recognition of the point liability is fair value based on points earned multiplied by redemption value, less an estimate for points not expected to be redeemed. The revenue from the points is recognized when redeemed.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Consolidated Statements of Income. These taxes totaled $1.15 billion, $1.82 billion and $1.98 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred in development periods are included in pre-opening costs. Once a project is completed, advertising costs are primarily included in general and administrative expenses. Total advertising costs were $25.2 million, $23.3 million and $21.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Pre-Opening Costs

Pre-opening costs consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising, and are expensed as incurred. During the years ended December 31, 2015, 2014 and 2013, the Company incurred pre-opening costs primarily in connection with the development of Wynn Palace and the Wynn resort in Massachusetts.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

The Company is subject to income taxes in the U.S. and foreign jurisdictions where it operates. Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities is recognized in the results of operations in the period that includes the enactment date. Accounting standards also require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

The Company's income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Uncertain tax position accounting standards apply to all tax positions related to income taxes. These accounting standards utilize a two-step approach for evaluating tax positions. If a tax position, based on its technical merits, is deemed more likely than not to be sustained, then the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.

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

Comprehensive Income

Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income (loss). Components of the Company's comprehensive income are reported in the accompanying Consolidated Statements of Stockholders' Equity and Consolidated Statements of Comprehensive Income. The cumulative balance of other comprehensive income consists solely of currency translation adjustments and net unrealized losses on available-for-sale securities.

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, such as cash equivalents, interest rate swaps, restricted cash, available-for-sale securities and the Redemption Note, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$846,281	$186	$846,095	—
Interest rate swaps	$726	—	$726	—
Restricted cash	$2,060	$2,060	—	—
Available-for-sale securities	$251,553	—	$251,553	—

Liabilities:
Interest rate swaps	$108	—	$108	—
Redemption Note	$1,884,402	—	$1,884,402	—

		Fair Value Measurements Using:
	December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,156,285	$828	$1,155,457	—
Interest rate swaps	$5,915	—	$5,915	—
Restricted cash	$977	$977	—	—
Available-for-sale securities	$250,313	—	$250,313	—

Liabilities:
Redemption Note	$1,936,443	—	$1,936,443	—

As of December 31, 2015 and 2014, 16.0% and 18.7% of the Company's cash equivalents categorized as Level 2 were deposits held in foreign currencies, respectively.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Wynn Resorts by the weighted average number of shares outstanding during the year. Diluted EPS is computed by dividing net income attributable to Wynn Resorts by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amount):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to Wynn Resorts, Limited	$195,290	$731,554	$728,652

Denominator:
Weighted average common shares outstanding	101,163	100,927	100,540
Potential dilutive effect of stock options and restricted stock	508	1,004	1,101
Weighted average common and common equivalent shares outstanding	101,671	101,931	101,641

Net income attributable to Wynn Resorts, Limited per common share, basic	$1.93	$7.25	$7.25
Net income attributable to Wynn Resorts, Limited per common share, diluted	$1.92	$7.18	$7.17

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	677	26	92

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's Consolidated Statements of Income. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for nonvested share awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of estimated forfeitures. The Company's stock-based employee compensation arrangements are more fully discussed in Note 15 "Stock-Based Compensation".

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In November 2015, the FASB issued an accounting standards update which changes the presentation of deferred taxes in classified balance sheets. The new guidance requires classification of all deferred tax assets and liabilities as well as applicable valuation allowances as non-current.  The effective date for this guidance is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early application is permitted.  The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company applied the guidance in the accompanying consolidated financial statements with retrospective application for the prior year Consolidated Balance Sheet at December 31, 2014.  The effect of the accounting change in the prior year resulted in current deferred income taxes, net, of $4.9 million, previously presented separately in current liabilities, to be added to $25.2 million in long-term deferred income taxes, net, for a revised $30.1 million in long-term deferred income taxes, net at December 31, 2014.  See Note 16 "Income Taxes" for disclosure of significant temporary differences and respective valuation allowances representing the deferred income taxes, net, of $4.9 million impacted by the accounting change.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2015, the FASB issued an accounting standards update, which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not anticipate the adoption of this guidance will have a material effect on the Company's financial condition, results of operations or cash flows.

In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted this guidance effective January 1, 2016.  The adoption of this guidance did not have a material effect on the Company's financial condition, results of operations or cash flows.

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

Note 3 - Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2014	$2,670	$(165)	$2,505
Current period other comprehensive loss	(327)	(1,086)	(1,413)
December 31, 2015	$2,343	$(1,251)	$1,092

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Investment Securities

Investment securities consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$243,857	$—	$(1,243)	$242,614	$204,045	$28	$(174)	$203,899
Commercial paper	8,947	—	(8)	8,939	46,434	1	(21)	46,414
	$252,804	$—	$(1,251)	$251,553	$250,479	$29	$(195)	$250,313

For investments with unrealized losses as of December 31, 2015, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting date.

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

The fair value of these investment securities at December 31, 2015, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$115,297
Due after one year through three years	136,256
$251,553

Note 5 - Receivables, net

Receivables, net consisted of the following (in thousands):

	As of December 31,
	2015	2014
Casino	$190,294	$257,930
Hotel	20,661	15,474
Retail leases and other	43,989	39,231
	254,944	312,635
Less: allowance for doubtful accounts	(67,057)	(74,678)
	$187,887	$237,957

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 - Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2015	2014
Land and improvements	$804,512	$734,625
Buildings and improvements	3,975,419	3,883,626
Airplanes	194,412	126,491
Furniture, fixtures and equipment	1,809,938	1,749,288
Leasehold interest in land	316,681	316,431
Construction in progress	3,217,117	1,666,326
	10,318,079	8,476,787
Less: accumulated depreciation	(2,840,601)	(2,620,945)
	$7,477,478	$5,855,842

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace and the Wynn resort in Massachusetts.

Note 7 - Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2015	2014
Indefinite-lived intangible assets:
Water rights	$6,400	$6,400
Trademarks	1,387	1,399
Total indefinite-lived intangible assets	7,787	7,799

Finite-lived intangible assets:
Macau Gaming Concession	42,300	42,300
Less: accumulated amortization	(26,815)	(24,432)
	15,485	17,868

Massachusetts Gaming License	87,700	86,700
Less: accumulated amortization	—	—
	87,700	86,700

Total finite-lived intangible assets	103,185	104,568
Total intangible assets, net	$110,972	$112,367

Water rights and trademarks are indefinite-lived assets and, accordingly, not amortized. Water rights reflect the fair value allocation determined in the purchase of the property on which Wynn Las Vegas is located in April 2000. The value of the trademarks primarily represents the costs to acquire the "Le Rêve" name.

The Macau gaming concession is a finite-lived intangible asset and being amortized over the 20-year life of the concession. The Company expects that amortization of the Macau gaming concession will be $2.4 million each year from 2016 through 2021, and $1.2 million in 2022.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2014, the Company was awarded a license to operate a casino in Massachusetts. The consideration paid to the State of Massachusetts for the license fee and certain costs incurred in connection with and contractually related to obtaining the license will be considered a finite-lived intangible asset. These amounts will be amortized over a period of 15 years beginning upon the opening of the resort.

Note 8 - Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility (as amended September 2015), due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.08% at December 31, 2015), net of original issue discount of $34,612 at December 31, 2015	$2,272,700	$—
Senior Revolving Credit Facility (as amended September 2015), due September 2020; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.00% at December 31, 2015)	431,172	—
Senior Term Loan Facility, due July 31, 2017 and July 31, 2018; interest at LIBOR or HIBOR plus 1.75%—2.50%, net of original issue discount of $3,830 at December 31, 2014	—	948,823
Senior Revolving Credit Facility, due July 31, 2017, interest at LIBOR or HIBOR plus 1.75%—2.50%	—	132,524
5 1/4% Senior Notes, due October 15, 2021, including original issue premium of $4,491 and $5,141 at December 31, 2015 and 2014, respectively	1,354,491	1,355,141
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due November 2020; interest at base rate plus 0.75% or LIBOR plus 1.75% (1.99% at December 31, 2015)	70,000	—
5 3/8% First Mortgage Notes, due March 15, 2022	900,000	900,000
4 1/4% Senior Notes, due May 30, 2023	500,000	500,000
5 1/2% Senior Notes, due March 1, 2025	1,800,000	—
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $52,041 at December 31, 2015	1,884,402	1,936,443
7 7/8% First Mortgage Notes, due May 1, 2020, net of original issue discount of $1,279 at December 31, 2014	—	345,731
7 3/4% First Mortgage Notes, due August 15, 2020	—	1,226,600
	9,212,765	7,345,262
Current portion of long-term debt	—	—
	$9,212,765	$7,345,262

Macau Related Debt

Wynn Macau Credit Facilities

On September 30, 2015, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML, amended its senior secured credit facilities, dated July 30, 2012 ("Amended Wynn Macau Credit Facilities"), to, among other things, increase borrowing capacity and extend maturity dates. Borrowings under the Amended Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness, and will be used to fund the construction and development of Wynn Palace and for general corporate purposes.
The borrowing availability under the Amended Wynn Macau Credit Facilities was increased to $3.05 billion equivalent, representing an increase of $550 million equivalent, consisting of a $2.27 billion equivalent senior secured term loan facility

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility"). Wynn Macau SA has the ability to upsize the Amended Wynn Macau Credit Facilities by an additional $1 billion in equivalent senior secured loans upon satisfaction of various conditions.
The Wynn Macau Senior Term Loan Facility is repayable in graduating installments of between 2.5% to 7.33% of the principal amount on a quarterly basis commencing December 2018, with a final installment of 50% of the principal amount repayable in September 2021 (extended from July 2018). Any outstanding borrowings from the senior secured revolving credit facility will mature in September 2020 (extended from July 2017) by which time any outstanding borrowings from the senior secured revolving credit facility must be repaid. The Amended Wynn Macau Credit Facilities bear interest at LIBOR or HIBOR plus a margin of 1.50% to 2.25% per annum based on Wynn Macau SA's Leverage Ratio (as defined in the Amended Wynn Macau Credit Facilities). The commitment fee required to pay for unborrowed amounts under the Wynn Macau Senior Revolving Credit Facility, if any, is between 0.52% to 0.79% per annum, based on Wynn Macau SA's Leverage Ratio. The annual commitment fee is payable quarterly in arrears and calculated based on the daily average of the unborrowed amounts.
The Amended Wynn Macau Credit Facilities contain a requirement that Wynn Macau SA must make mandatory repayments of indebtedness from specified percentages of excess cash flow. If Wynn Macau SA's Leverage Ratio is greater than 4.5 to 1, then 25% of Excess Cash Flow (as defined in the Amended Wynn Macau Credit Facilities) must be used for prepayment of indebtedness and cancellation of available borrowings under the Amended Wynn Macau Credit Facilities. There is no mandatory prepayment in respect of Excess Cash Flow if Wynn Macau SA's Leverage Ratio is equal to or less than 4.5 to 1.
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
Borrowings under the Amended Wynn Macau Credit Facilities will continue to be guaranteed by Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, and by certain subsidiaries of the Company that own equity interests in Wynn Macau SA, and are secured by substantially all of the assets of Wynn Macau SA and Palo, and the equity interests in Wynn Macau SA. Borrowings under the Amended Wynn Macau Facilities are not guaranteed by the Company or WML.
In connection with the gaming concession contract of Wynn Macau SA, Wynn Macau SA entered into a Bank Guarantee Reimbursement Agreement with Banco Nacional Ultramarino, S.A. ("BNU") for the benefit of the Macau government. This guarantee assures Wynn Macau SA's performance under the casino concession agreement, including the payment of premiums, fines and indemnity for any material failure to perform under the terms of the concession agreement and the payment of any gaming taxes. As of December 31, 2015, the guarantee was in the amount of 300 million Macau patacas ("MOP") (approximately $37.0 million) and will remain at such amount until 180 days after the end of the term of the concession agreement (2022). BNU, as issuer of the guarantee, is currently secured by a second priority security interest in the senior lender collateral package. From and after repayment of all indebtedness under the Amended Wynn Macau Credit Facilities, Wynn Macau SA is obligated to promptly, upon demand by BNU, repay any claim made on the guarantee by the Macau government. BNU is paid an annual fee for the guarantee of MOP 2.3 million (approximately $0.3 million).

Upon closing of the Amended Wynn Macau Credit Facilities, the Company received proceeds of $2.27 billion from the Wynn Macau Senior Term Loan Facility. The proceeds were used to repay $953.3 million in outstanding borrowings under the senior secured term loan facility dated July 30, 2012, and $815.8 million in outstanding borrowings under the senior secured revolving credit facility dated July 30, 2012. In connection with Amended Wynn Macau Credit Facilities, the Company recorded a loss on extinguishment of debt of $2.1 million related to the write-off of unamortized deferred financing costs.

As of December 31, 2015, the Company had $318.8 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5 1/4% Senior Notes due 2021

On March 20, 2014, WML, an indirect subsidiary of Wynn Resorts issued $750 million aggregate principal amount of 5 1/4% Senior Notes due 2021 (the "Additional 2021 Notes"), which were consolidated and form a single series with the $600 million aggregate principal amount of 5 1/4% Senior Notes due 2021 issued by WML on October 16, 2013 (the "Original 2021 Notes" and together with the "Additional 2021 Notes," the "2021 Notes"). WML received net proceeds of $591.5 million from the issuance of the Original 2021 Notes and $748.8 million from the issuance of the Additional 2021 Notes after adding the original issue premium and deducting commissions and expenses of the offerings.

The 2021 Notes will bear interest at the rate of 5 1/4% per annum and will mature on October 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2014. At any time on or before October 14, 2016, WML may redeem the 2021 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2021 Notes or (b) a "make-whole" amount as determined by an independent investment banker in accordance with the terms of the indenture for the 2021 Notes, dated as of October 16, 2013 (the "WML Indenture"). In either case, the redemption price would include accrued and unpaid interest. In addition, on or after October 15, 2016, WML may redeem the 2021 Notes, in whole or in part, at a premium decreasing annually from 103.94% of the principal amount to zero, plus accrued and unpaid interest. If WML undergoes a Change of Control (as defined in the WML Indenture), it must offer to repurchase the 2021 Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, the Company may redeem the 2021 Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, in response to any change in or amendment to certain tax laws or tax positions. Further, if a holder or beneficial owner of the 2021 Notes fails to meet certain requirements imposed by any Gaming Authority (as defined in the WML Indenture), WML may require the holder or beneficial owner to dispose of or redeem its 2021 Notes.

The 2021 Notes are WML's general unsecured obligations and rank pari passu in right of payment with all of WML's existing and future senior unsecured indebtedness; will rank senior to all of WML's future subordinated indebtedness, if any; will be effectively subordinated to all of WML's future secured indebtedness to the extent of the value of the assets securing such debt; and will be structurally subordinated to all existing and future obligations of WML's subsidiaries, including Wynn Macau SA's existing credit facilities. The 2021 Notes are not registered under the Securities Act of 1933, as amended (the "Securities Act"), and the 2021 Notes are subject to restrictions on transferability and resale.

The WML Indenture contains covenants limiting WML's (and certain of its subsidiaries') ability to, among other things: merge or consolidate with another company; transfer or sell all or substantially all of its properties or assets; and lease all or substantially all of its properties or assets. The terms of the WML Indenture contain customary events of default, including, but not limited to: default for 30 days in the payment when due of interest on the 2021 Notes; default in the payment when due of the principal of, or premium, if any, on the 2021 Notes; failure to comply with any payment obligations relating to the repurchase by WML of the 2021 Notes upon a change of control; failure to comply with certain covenants in the WML Indenture; certain defaults on certain other indebtedness; failure to pay judgments against WML or certain subsidiaries that, in the aggregate, exceed $50 million; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all 2021 Notes then outstanding will become due and payable immediately without further action or notice.

U.S. and Corporate Related Debt

Wynn America Credit Facilities

On November 20, 2014, Wynn America, LLC ("Wynn America"), an indirect wholly owned subsidiary of Wynn Resorts and certain subsidiaries of Wynn America, entered into a $1.25 billion senior secured credit facility. The senior secured credit facility consists of a $375.0 million senior secured revolving credit facility and an $875.0 million delay draw senior secured term loan facility (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities will be used by the Company primarily to fund the design, development, construction and pre-opening expenses of the Wynn resort in Massachusetts and for other general corporate purposes.

The revolving credit facility matures in November 2019. The term loan facility matures in November 2020 and will require quarterly principal payments, scheduled to begin in June 2018. Subject to certain exceptions, the Wynn America Credit Facilities bear interest at either base rate plus 0.75% per annum or LIBOR plus 1.75% per annum. The annual fee required to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

pay for unborrowed amounts, if any, is 0.30% per annum, payable quarterly in arrears, calculated based on the daily average of the unborrowed amounts under such credit facilities.

The Wynn America Credit Facilities contain customary representation and warranties, events of default and negative and affirmative covenants, including, among other things, limitations on: indebtedness; investments; restricted payments; mergers and acquisitions; payments of indebtedness; negative pledges; liens; transactions with affiliates and sales of assets. In addition, Wynn America is subject to financial covenants including maintaining a Maximum Consolidated Senior Secured Net Leverage Ratio and a Minimum Consolidated EBITDA, each as defined in the Wynn America Credit Facilities. Commencing with the second full fiscal quarter ending after the fiscal quarter in which the opening of the Wynn Resort in Massachusetts occurs, the Maximum Consolidated Senior Secured Net Leverage Ratio is not to exceed 2.75 to 1. Commencing with the fiscal quarter ending December 31, 2015, which is the first full fiscal quarter ending in which the Wynn Las Vegas Reorganization (defined below) occurred, the Minimum Consolidated EBITDA is not to be less than $200.0 million.

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

Pursuant to the terms of the Wynn America Credit Facilities, Wynn America agreed to use commercially reasonable efforts to cause a corporate restructuring (the "Wynn Las Vegas Reorganization") that would result in Wynn Las Vegas Holdings, LLC ("WLVH"), a direct wholly owned subsidiary of Wynn America, being the 100% owner of Wynn Las Vegas, LLC ("Wynn Las Vegas"). Approvals required under applicable gaming laws and regulations with respect to the Wynn Las Vegas Reorganization were obtained on August 20, 2015. On September 1, 2015, Wynn Resorts Holdings, LLC transferred its equity interest in Wynn Las Vegas and effectuated the Wynn Las Vegas Reorganization.
On November 5, 2015, Wynn America amended the Wynn America Credit Facilities to extend the available borrowing period from November 20, 2015 to March 30, 2016 and June 30, 2016 for up to $100.3 million and $704.7 million, respectively, of the delay draw senior secured term facility. The available borrowing period for $70 million of the delay draw senior secured term facility was not extended. Wynn America paid customary fees and expenses in connection with the amendment.
As of December 31, 2015, the Company has drawn $70 million under the Wynn America Credit Facilities and there were outstanding letters of credit totaling $11.7 million reducing the available borrowing capacity to $1.17 billion.

5 3/8% First Mortgage Notes due 2022

In March 2012, Wynn Las Vegas and Wynn Las Vegas Capital Corp. ("Wynn Capital"), an indirect wholly owned subsidiary of Wynn Resorts (together, the "Issuers") issued, in a private offering, $900 million aggregate principal amount of 5 3/8% First Mortgage Notes due 2022 (the "2022 Notes"). A portion of the proceeds were used to repay all amounts outstanding under the Wynn Las Vegas, LLC term loan facilities. In October 2012, the Issuers commenced an offer to exchange all of the 2022 Notes for notes registered under the Securities Act of 1933, as amended. The exchange offer closed on November 6, 2012. Interest is due on the 2022 Notes on March 15th and September 15th of each year. Commencing March 15, 2017, the 2022 Notes are redeemable at the Issuers' option at a price equal to 102.688% of the principal amount redeemed and the premium over the principal amount declines ratably on March 15th of each year thereafter to zero on or after March 15, 2020. The 2022 Notes are senior obligations of the Issuers and are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas). The Issuers' obligations under the 2022 Notes rank pari passu in right of payment with the 2023 Notes and 2025 Notes (each as defined below). The 2022 Notes are not guaranteed by any of the Company's subsidiaries. If the Issuers undergo a change of control, they must offer to repurchase the 2022 Notes at 101% of the principal amount, plus accrued and unpaid interest. The indenture governing the 2022 Notes contains customary negative covenants and financial covenants, including, but not limited to, covenants that restrict Wynn Las Vegas' ability to: pay dividends or distributions or repurchase equity; incur additional debt; make investments; create liens on assets to secure debt; enter into transactions with affiliates; enter into sale-leaseback transactions; merge or consolidate with another company; transfer and sell assets or create dividend and other payment restrictions affecting subsidiaries.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4 1/4% Senior Notes due 2023

In May 2013, the Issuers completed the issuance of $500 million aggregate principal amount of 4 1/4% Senior Notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of May 22, 2013 (the "2023 Indenture"), among the Issuers, the Guarantors (as defined below) and U.S. Bank National Association, as trustee. The 2023 Notes were issued at par. The Issuers used the net proceeds from the 2023 Notes to cover the cost of purchasing the previously issued notes that were to mature in November 2017. In addition, the Issuers satisfied and discharged the indenture governing the 7 7/8% First Mortgage Notes due 2017 (the "2017 Notes") and, in November 2013, used the remaining net proceeds to redeem any and all of the 2017 Notes not previously tendered.

The 2023 Notes will mature on May 30, 2023 and bear interest at the rate of 4 1/4% per annum. The Issuers may, at their option, redeem the 2023 Notes, in whole or in part, at any time or from time to time prior to their stated maturity. The redemption price for 2023 Notes that are redeemed before February 28, 2023 will be equal to the greater of (a) 100% of the principal amount of the 2023 Notes to be redeemed or (b) a "make-whole" amount described in the 2023 Indenture, plus in either case accrued and unpaid interest to, but not including, the redemption date. The redemption price for the 2023 Notes that are redeemed on or after February 28, 2023 will be equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. In the event of a change of control triggering event, the Issuers will be required to offer to repurchase the 2023 Notes at 101% of the principal amount, plus accrued and unpaid interest to but not including the repurchase date. The 2023 Notes are also subject to mandatory redemption requirements imposed by gaming laws and regulations of gaming authorities in Nevada.

The 2023 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2025 Notes (as defined below). The 2023 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas). Such equity interests in Wynn Las Vegas also secure the Issuers' 2022 Notes and 2025 Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2023 Notes will be released.

The 2023 Notes are jointly and severally guaranteed by all of the Issuers' subsidiaries, other than Wynn Capital, which was a co-issuer (the "Guarantors"). The guarantees are senior unsecured obligations of the Guarantors and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Guarantors that are not so subordinated and will be effectively subordinated in right of payment to all of such Guarantors' existing and future secured debt (to the extent of the collateral securing such debt).

The 2023 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt; enter into sale-leaseback transactions; and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.

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

5 1/2% Senior Notes due 2025

On February 18, 2015, the Issuers completed the issuance of $1.8 billion aggregate principal amount of 5 1/2% Senior Notes due March 1, 2025 (the "2025 Notes") pursuant to an indenture, dated as of February 18, 2015 (the "2025 Indenture"), among the Issuers, Guarantors and U.S. Bank National Association, as trustee. The 2025 Notes were issued at par. The Company used the net proceeds from the 2025 Notes to cover the cost of purchasing the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") and for general corporate purposes.
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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The 2025 Notes are the Issuers' senior unsecured obligations and rank pari passu in right of payment with the Issuers' 2022 Notes and 2023 Notes (together, the "Existing Notes"). The 2025 Notes are unsecured (except by the first priority pledge by WLVH of its equity interests in Wynn Las Vegas). Such equity interests in Wynn Las Vegas also secure the Existing Notes. If Wynn Resorts receives an investment grade rating from one or more ratings agencies, the first priority pledge securing the 2025 Notes will be released.
The 2025 Notes are jointly and severally guaranteed by all of the Guarantors. The guarantees are senior unsecured obligations and rank senior in right of payment to all of their existing and future subordinated debt. The guarantees rank equally in right of payment with all existing and future liabilities of the Issuers' subsidiaries that are not so subordinated and will be effectively subordinated in right of payment to all of such existing and future secured debt (to the extent of the collateral securing such debt).
The 2025 Indenture contains covenants limiting the Issuers' and the Guarantors' ability to create liens on assets to secure debt, enter into sale-leaseback transactions and merge or consolidate with another company. These covenants are subject to a number of important and significant limitations, qualifications and exceptions.
Events of default under the 2025 Indenture include, among others, the following: default for 30 days in the payment when due of interest on the 2025 Notes; default in payment when due of the principal of, or premium, if any, on the 2025 Notes; failure to comply with certain covenants in the 2025 Indenture; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to the Issuers or any Guarantor, all 2025 Notes then outstanding will become due and payable immediately without further action or notice.

The 2023 Notes and 2025 Notes were offered pursuant to an exemption under the Securities Act of 1933, as amended (the "Securities Act"). The 2023 Notes and 2025 Notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act or outside the United States to certain persons in reliance on Regulation S under the Securities Act. The 2023 Notes and 2025 Notes have not been and will not be registered under the Securities Act of 1933 or under any state securities laws. Therefore, the 2023 Notes and 2025 Notes may not be offered or sold within the United States to, or for the account or benefit of, any United States person unless the offer or sale would qualify for a registration exemption from the Securities Act and applicable state securities laws.

7 7/8% First Mortgage Notes due 2020

In April 2010, the Issuers issued, in a private offering, $352.0 million aggregate principal amount of the 7 7/8% 2020 Notes. The 7 7/8% 2020 Notes were issued pursuant to an exchange offer for previously issued notes that were to mature in December 2014. Interest was due on the 7 7/8% 2020 Notes on May 1st and November 1st of each year.

During the year ended December 31, 2014, Wynn Las Vegas repurchased and canceled $5.0 million in principal, plus interest, of its 7 7/8% 2020 Notes through the open market. The Company incurred $0.5 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs and original issue discount, which is included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 7 7/8% 2020 Notes. Wynn Las Vegas accepted for purchase valid tenders with respect to approximately $305.8 million of the $377.0 million aggregate principal amount. The note holders who validly tendered their 2020 Notes received the total consideration of $1,054.21 for each $1,000 principal amount of 7 7/8% 2020 Notes. The premium portion of the aggregate total consideration was $14.3 million and was recorded as a loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

In connection with the cash tender, the Company expensed $4.6 million of unamortized deferred financing costs and original issue discount related to the 7 7/8% 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

7 3/4% First Mortgage Notes due 2020

In August 2010, the Issuers issued $1.32 billion aggregate principal amount of 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes"). The 7 3/4% 2020 Notes were issued at par. The 7 3/4% 2020 Notes refinanced a previous notes issue that was to mature in December 2014. Interest was due on the 7 3/4% 2020 Notes on February 15th and August 15th of each year.

During the year ended December 31, 2014, Wynn Las Vegas repurchased and canceled $93.4 million in principal, plus interest, of its 7 3/4% 2020 Notes through the open market. The Company incurred $9.1 million in expenses associated primarily with the premium paid for the repurchases and unamortized deferred financing costs included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

On February 10, 2015, the Issuers commenced a cash tender offer for any and all of the outstanding aggregate principal amount of the 7 3/4% 2020 Notes. Wynn Las Vegas accepted for purchase valid tenders with respect to approximately $1,146.5 million of the $1,226.6 million aggregate principal amount. The note holders who validly tendered their 2020 Notes received the total consideration of $1,073.82 for each $1,000 principal amount of 7 3/4% 2020 Notes. The premium portion of the aggregate total consideration was $84.6 million and was recorded as a loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

In connection with the cash tender, the Company expensed $12.6 million of unamortized deferred financing costs related to the 7 3/4% 2020 Notes that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

On August 15, 2015, the Company redeemed the remaining $80.1 million principal amount of the untendered 7 3/4% 2020 Notes. The Company recorded a loss for the premium portion of the consideration of $3.1 million and expensed $0.8 million of unamortized deferred financing costs that are included in loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

Redemption Price Promissory Note

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, the Company redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," Wynn Resorts' articles of incorporation authorize redemption of the shares held by unsuitable persons at a "fair value" redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares held by Aruze under the terms of the Stockholders Agreement (as defined below). Pursuant to its articles of incorporation, the Company issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Redemption Note has a principal amount of $1.94 billion, matures on February 18, 2022 and bears interest at the rate of 2% per annum payable annually in arrears on each anniversary of the date of the Redemption Note. The Company may, in its sole and absolute discretion, at any time and from time to time, and without penalty or premium, prepay the whole or any portion of the principal or interest due under the Redemption Note. In no instance shall any payment obligation under the Redemption Note be accelerated except in the sole and absolute discretion of the Company or as specifically mandated by law. The indebtedness evidenced by the Redemption Note is and shall be subordinated in right of payment, to the extent and in the manner provided in the Redemption Note, to the prior payment in full of all existing and future obligations of Wynn Resorts and any of its affiliates in respect of indebtedness for borrowed money of any kind or nature.

The Company recorded the Redemption Note at fair value in accordance with applicable accounting guidance. As of December 31, 2015 and 2014, the fair value of the Redemption Note was $1.88 billion and $1.94 billion, respectively.

The Okada Parties have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related litigation. See further discussion in Note 17 "Commitments and Contingencies".

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On each of February 14, 2013 and February 13, 2014, the Company issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On each of February 13, 2015 and February 12, 2016, the Company issued a check for the interest payment due at those times to the clerk of the court for deposit into the clerk's trust account.

Cross Claim

As further discussed in Note 17 "Commitments and Contingencies," on June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The 2023 Indenture provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn's cross claim.

Debt Covenant Compliance

As of December 31, 2015, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of December 31, 2015 and 2014, was approximately $6.86 billion and $5.37 billion, respectively compared to its carrying value of $7.33 billion and $5.41 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Scheduled Maturities of Long-Term Debt

Scheduled maturities of long-term debt as of December 31, 2015 are as follows (in thousands):

Years Ending December 31,
2018	$123,308
2019	281,253
2020	911,784
Thereafter	7,978,582
9,294,927
Fair value adjustment	(52,041)
Debt premiums and discounts, net	(30,121)
$9,212,765

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 - Interest Rate Swaps

The Company has entered into floating-for-fixed interest rate swap arrangements in order to manage interest rate risk relating to certain of its debt facilities. These interest rate swap agreements modify the Company's exposure to interest rate risk by converting a portion of the Company's floating-rate debt to a fixed rate. These interest rate swaps essentially fix the interest rate at the percentages noted below; however, changes in the fair value of the interest rate swaps for each reporting period have been recorded as a change in swap fair value in the accompanying Consolidated Statements of Income, as the interest rate swaps do not qualify for hedge accounting.

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

As of December 31, 2015, interest rate swaps were recorded as an asset of $0.7 million included in deposits and other assets and as a liability of $0.1 million included in other long-term liabilities in the accompanying Consolidated Balance Sheet. As of December 31, 2014, interest rate swaps were recorded as an asset of $5.9 million included in deposits and other assets in the accompanying Consolidated Balance Sheet.

The Company currently has three interest rate swap agreements intended to hedge a portion of the underlying interest rate risk on borrowings under the Amended Wynn Macau Credit Facilities. Under two of the swap agreements, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.73% on notional amounts corresponding to borrowings of HK$3.95 billion (approximately $509.4 million) incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable interest rate based on the applicable HIBOR at the time of payment. These interest rate swaps fix the all-in interest rate on such amounts at 2.23% to 2.98%. These interest rate swap agreements mature in July 2017.

Under the third swap agreement, the Company pays a fixed interest rate (excluding the applicable interest margin) of 0.68% on notional amounts corresponding to borrowings of $243.8 million incurred under the Amended Wynn Macau Credit Facilities in exchange for receipts on the same amount at a variable rate based on the applicable LIBOR at the time of payment. This interest rate swap fixes the all-in interest rate on such amounts at 2.18% to 2.93%. This interest rate swap agreement matures in July 2017.

Note 10 - Related Party Transactions

Related Party Share Redemption

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, the Company redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. Following a finding of "unsuitability," Wynn Resorts' articles of incorporation authorize redemption of the shares held by unsuitable persons at a "fair value" redemption price. The Company engaged an independent financial advisor to assist in the fair value calculation and concluded that a discount to the then current trading price was appropriate because of, among other things, restrictions on most of the shares which were subject to the terms of an existing stockholder agreement. Pursuant to its articles of incorporation, the Company issued the Redemption Note to Aruze, a former stockholder and related party, in redemption of the shares. The Okada Parties have challenged the redemption of Aruze's shares and the Company is currently involved in litigation with those parties as well as related shareholder derivative litigation. The outcome of these various proceedings cannot be predicted. The Company's claims and the Okada Parties' counterclaims are in a preliminary stage and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on our financial condition.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts Due to Officers

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. As of December 31, 2015 and 2014, Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $1.0 million and $0.6 million, respectively.

Villa Lease

Mr. Wynn currently leases a villa at Wynn Las Vegas for use as his personal residence.  The lease, including each amendment and restatement, was approved by the Audit Committee of the Board of Directors of Wynn Resorts.  Beginning in November 2013, pursuant to the 2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013 and amended as of February 25, 2015 (the "SW Lease"), Mr. Wynn pays the Company annual rent for the villa at its fair market value of the accommodations.  Pursuant to the SW Lease, Wynn Las Vegas pays for all capital improvements to the villa.  The fair value is based on independent third-party expert opinions of value, which was $525,000 per year through February 28, 2015 and $559,295 per year from March 1, 2015 through February 28, 2017.  For the 2013 period prior to the November 2013 effective date of the SW Lease, the annual rent was $525,000 under a previous version of the lease agreement.  The annual rent for the villa will be re-determined every two years during the term of the SW Lease, by the Audit Committee.  Certain services for, and maintenance of, the villa are included in the annual rent.

Home Purchase

In May 2010, the Company entered into an employment agreement with Linda Chen, who is the Chief Operating Officer of Wynn Macau. The term of the employment agreement is through February 24, 2020. Under the terms of the employment agreement, the Company purchased a home in Macau for use by Ms. Chen and has made renovations to the home with total costs of $9.4 million through December 31, 2015. Upon the occurrence of certain events set forth below, Ms. Chen has the option to purchase the home at the then fair market value of the home (as determined by an independent appraiser) less a discount equal to ten percentage points multiplied by each anniversary of the term of the agreement that has occurred (the "Discount Percentage"). The option is exercisable for (a) no consideration at the end of the term, (b) $1.00 in the event of termination of Ms. Chen's employment without "cause" or termination of Ms. Chen's employment for "good reason" following a "change of control" or (c) at a price based on the applicable Discount Percentage in the event Ms. Chen terminates the agreement due to material breach by the Company. Upon Ms. Chen's termination for "cause," Ms. Chen will be deemed to have elected to purchase the Macau home based on the applicable Discount Percentage unless the Company determines to not require Ms. Chen to purchase the home. If Ms. Chen's employment terminates for any other reason before the expiration of the term (e.g., because of her death or disability or due to revocation of her gaming license), the option will terminate.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The "Wynn" Surname Rights Agreement

On August 6, 2004, the Company entered into agreements with Mr. Wynn that confirm and clarify the Company's rights to use the "Wynn" surname and Mr. Wynn's persona in connection with its casino resorts. Under the parties' Surname Rights Agreement, Mr. Wynn granted the Company an exclusive, fully paid-up, perpetual, worldwide license to use, and to own and register trademarks and service marks incorporating the "Wynn" surname for casino resorts and related businesses, together with the right to sublicense the name and marks to its affiliates. Under the parties' Rights of Publicity License, Mr. Wynn granted the Company the exclusive, royalty-free, worldwide right to use his full name, persona and related rights of publicity for casino resorts and related businesses, together with the ability to sublicense the persona and publicity rights to its affiliates, until October 24, 2017.

Consulting Agreement

From March 1, 2015 to September 30, 2015, Wynn Resorts Development, LLC, a direct subsidiary of the Company ("WRD"), was party to a consulting agreement with a consulting firm of which Clark T. Randt, Jr., current member of the Company's Board of Directors, is the president and sole owner, pursuant to which Ambassador Randt provided advice to WRD. The consulting agreement was terminated in connection with Ambassador Randt joining the Company's Board of Directors. WRD paid the consulting firm $0.6 million in fees and reimbursed expenses under the consulting agreement.

Note 11 - Property Charges and Other

Property charges and other consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net loss on disposal of assets	$7,408	$6,975	$7,358
Donation to University of Macau Foundation	3,127	3,462	3,780
Loss on contract termination	—	—	6,000
	$10,535	$10,437	$17,138

Property charges and other generally include costs related to the disposal of assets for renovations and asset abandonment at our resorts.

Note 12 - Stockholders' Equity

Common Stock

The Company is authorized to issue up to 400,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"). As of December 31, 2015 and 2014, 101,571,909 shares and 101,439,297 shares, respectively, of the Company's Common Stock were outstanding. Except as otherwise provided by the Company's articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

The Board of Directors of Wynn Resorts has authorized an equity repurchase program of up to $1.7 billion. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions. As of December 31, 2015, the Company had repurchased a cumulative total of 12,804,954 shares of the Company's Common Stock for a net cost of $1.1 billion under the program. Under the repurchase program, there were no repurchases made during the years ended December 31, 2015, 2014 and 2013.

During 2015, 2014 and 2013, the Company repurchased a total of 50,869 shares, 9,578 shares and 114,355 shares, respectively, in satisfaction of tax withholding obligations on vested restricted stock.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2015, the Company paid a cash dividend of $1.50 per share. In each of May 2015, August 2015, and November 2015, the Company paid a cash dividend of $0.50 per share. During the year ended December 31, 2015, the Company recorded $304.4 million as a reduction of retained earnings from cash dividends declared.

In February 2014, May 2014 and August 2014, the Company paid a cash dividend of $1.25 per common share. In November 2014, the Company paid a cash dividend of $1.50 per common share and an additional cash dividend of $1.00 per share. During the year ended December 31, 2014, the Company recorded $633.2 million as a reduction of retained earnings from cash dividends declared.

In February 2013, May 2013, August 2013 and November 2013, the Company paid a dividend of $1.00 per common share. In December 2013, the Company paid a cash dividend of $3.00 per common share. During the year ended December 31, 2013, the Company recorded $707.3 million as a reduction of retained earnings from cash dividends declared.

Preferred Stock

The Company is authorized to issue up to 40,000,000 shares of undesignated preferred stock, $0.01 par value per share (the "Preferred Stock"). As of December 31, 2015, the Company had not issued any Preferred Stock. The Board of Directors, without further action by the holders of Common Stock, may designate and issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. The issuance of such shares of Preferred Stock could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could also have the effect of delaying or preventing a change of control of the Company or other corporate action.

Redemption of Securities

Wynn Resorts' articles of incorporation provide that, to the extent a gaming authority makes a determination of unsuitability or to the extent the Board of Directors determines, in its sole discretion, that a person is likely to jeopardize the Company or any affiliates application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, Wynn Resorts may redeem shares of its capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the Board of Directors to be the fair value of the securities to be redeemed. If Wynn Resorts determines the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on The NASDAQ Global Select Market or if the closing price is not reported, the mean between the bid and ask prices, as quoted by any other generally recognized reporting system. Wynn Resorts' right of redemption is not exclusive of any other rights that it may have or later acquire under any agreement, its bylaws or otherwise. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable Gaming Authority and, if not, as the Board of Directors of Wynn Resorts elects.

Based on the Board of Directors' finding of "unsuitability," on February 18, 2012, Wynn Resorts redeemed and canceled Aruze's 24,549,222 shares of Wynn Resorts' common stock. For more information, refer to Note 17 "Commitments and Contingencies".

Note 13 - Noncontrolling Interest

In October 2009, WML, an indirect wholly owned subsidiary of the Company and the developer, owner and operator of Wynn Macau and Encore at Wynn Macau, listed its ordinary shares of common stock on The Stock Exchange of Hong Kong Limited. Through an initial public offering, including the over allotment, WML sold 1,437,500,000 shares, 27.7% of this subsidiary's common stock. The shares of WML were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent a registration under the Securities Act, or an applicable exception from such registration requirements. Net income attributable to noncontrolling interest was $86.2 million, $231.1 million and $275.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 31, 2015, WML paid a dividend of HK$1.05 per share for a total of $702.6 million. The Company's share of this dividend was $507.1 million with a reduction of $195.5 million to noncontrolling interest in the accompanying Consolidated Balance Sheets.

On September 23, 2014, WML paid a dividend of HK$0.70 per share for a total of $469.2 million.  The Company's share of this dividend was $338.7 million with a reduction of $130.6 million to noncontrolling interest in the accompanying Consolidated Balance Sheets.

On June 6, 2014, WML paid a dividend of HK$0.98 per share for a total of $655.8 million. The Company's share of this dividend was $474.0 million with a reduction of $181.8 million to noncontrolling interest in the accompanying Consolidated Balance Sheets.

On September 23, 2013, WML paid a dividend of HK$0.50 per share for a total of $334.5 million.  The Company's share of this dividend was $241.8 million with a reduction of $92.7 million to noncontrolling interest in the accompanying Consolidated Balance Sheets.

On June 6, 2013, WML paid a dividend of HK$1.24 per share for a total of $828.6 million. The Company's share of this dividend was $599.1 million with a reduction of $229.6 million to noncontrolling interest in the accompanying Consolidated Balance Sheets.

Note 14 - Benefit Plans

Defined contribution plans

The Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its U.S. non-union employees in July 2000. The plan allows employees to defer, within prescribed limits, a percentage of their income on a pre-tax basis through contributions to this plan. The Company matches 50% of employee contributions, up to 6% of employees' eligible compensation, with a one-time annual matching cap per employee. For the years ended December 31, 2015, 2014 and 2013, the matching cap per employee was $1,200, $750, and $500, respectively. The Company recorded charges related to these matching contributions of $3.2 million, $2.0 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Wynn Macau also operates a defined contribution retirement benefits plan (the "Wynn Macau Plan"). Eligible employees are allowed to contribute 5% of their salary to the Wynn Macau Plan and the Company matches any contributions. The assets of the Wynn Macau Plan are held separately from those of the Company in an independently administered fund. The Company's matching contributions vest to the employee at 10% per year with full vesting in ten years. Forfeitures of unvested contributions are used to reduce the Company's liability for its contributions payable. During the years ended December 31, 2015, 2014 and 2013, the Company recorded matching contribution expenses of $11.2 million, $8.7 million and $7.5 million, respectively.

Multi-employer pension plan

Wynn Las Vegas contributes to a multi-employer defined benefit pension plan for certain of its union employees under the terms of the Southern Nevada Culinary and Bartenders Union collective-bargaining agreement. The collective-bargaining agreement that covers these union-represented employees was set to expire in July 2015. The Company has signed an extension of the agreement and is currently negotiating a new agreement. The legal name of the multi-employer pension plan is the Southern Nevada Culinary and Bartenders Pension Plan (the "Plan") (EIN: 88-6016617 Plan Number: 1). The Company recorded an expense of $9.4 million, $9.2 million and $9.0 million for contributions to the Plan for the years ended December 31, 2015, 2014 and 2013, respectively. For the 2014 plan year, the most recent for which plan data is available, the Company's contributions were identified by the Plan to exceed 5% of total contributions for that year. Based on information the Company received from the Plan, it was certified to be in neither endangered nor critical status for the 2014 plan year. Risks of participating in a multi-employer plan differs from single-employer plans for the following reasons: (1) assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (3) if a participating employer stops participating, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 - Stock-Based Compensation

Wynn Resorts, Limited

The Company's 2002 Stock Incentive Plan, as amended and restated (the "WRL 2002 Plan"), allowed it to grant stock options and nonvested shares of Wynn Resorts' common stock to eligible directors, officers, employees, and consultants of the Company. Under the WRL 2002 Plan, a maximum of 12,750,000 shares of the Company's common stock was reserved for issuance.

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

The Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Wynn Resorts, Limited Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits. For stock options, the exercise price of stock options must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

As of December 31, 2015, the Company had an aggregate of 4,234,625 shares of its common stock available for grant as share-based awards under the Omnibus Plan.

Stock Options

The summary of stock option activity under the plans for the year ended December 31, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,380,976	$79.93
Granted	40,000	$107.63
Exercised	(50,716)	$59.66
Forfeited or expired	—	$—
Outstanding at December 31, 2015	1,370,260	$81.49	3.54	$14,032,500
Fully vested and expected to vest at December 31, 2015	1,359,432	$81.41	3.54	$13,941,989
Exercisable at December 31, 2015	456,826	$66.95	4.28	$6,528,200

The following is provided for stock options from the plans (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2015	2014	2013
Weighted average grant date fair value	$31.83	$58.03	$39.93
Intrinsic value of stock options exercised	$1,684	$30,485	$33,830
Cash received from the exercise of stock options	$3,026	$11,086	$20,436

As of December 31, 2015, there was a total of $16.5 million of unamortized compensation related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Nonvested shares

The summary of nonvested share activity under the plans for the year ended December 31, 2015 is presented below:

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	390,000	$118.00
Granted	132,765	145.92
Vested	(168,559)	138.71
Forfeited	—	—
Nonvested at December 31, 2015	354,206	$118.61

The following is provided for the share award vesting from the plans (in thousands, except weighted average grant date fair value):

	Years Ended December 31,
	2015	2014	2013
Weighted average grant date fair value	$145.92	$209.92	$125.56
Fair value of shares vested	$22,877	$9,430	$36,328

As of December 31, 2015, there was a total of $15.8 million of unamortized compensation related to nonvested shares, which is expected to be recognized over a weighted-average period of 2.3 years.

Wynn Macau, Limited

The Company's majority-owned subsidiary WML has two stock-based compensation plans which provide awards based on shares of WML's common stock. The shares available for issuance under these plans are separate and distinct from the common stock of Wynn Resorts' share plan and are not available for issuance for any awards under the Wynn Resorts share plan.

Share Option Plan

WML adopted a stock incentive plan effective September 16, 2009 for the grant of stock options to purchase shares of WML to eligible directors and employees of its subsidiaries (the "Share Option Plan"). The Share Option Plan is administered by WML's Board of Directors, which have the discretion on the vesting and service requirements, exercise price, performance targets to exercise if applicable and other conditions, subject to certain limits. A maximum of 518,750,000 shares have been reserved for issuance under the Share Option Plan.

The summary of stock option activity under the plan for the year ended December 31, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,090,000	$2.88
Granted	1,268,000	$1.99
Exercised	—	$—
Outstanding at December 31, 2015	4,358,000	$2.63	7.3	$—
Fully vested and expected to vest at December 31, 2015	4,358,000	$2.63	7.3	$—
Exercisable at December 31, 2015	1,710,800	$2.51	5.8	$—

The following is provided for stock options from the Share Option Plan (in thousands, except weighted average grant date fair value):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Years Ended December 31,
	2015	2014	2013
Weighted average grant date fair value	$0.47	$0.94	$0.78
Intrinsic value of stock options exercised	$—	$1,134	$—
Cash received from the exercise of stock options	$—	$773	$—

As of December 31, 2015, there was a total of $1.4 million of unamortized compensation related to stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

Share Award Plan

On June 30, 2014, the Company's majority-owned subsidiary WML approved and adopted the WML Employee Ownership Scheme (the "Share Award Plan"). The Share Award Plan allows for the grant of nonvested shares of WML's common stock to eligible employees. The Share Award Plan is administered by WML's Board of Directors and has been mandated under the plan to allot, issue and procedure the transfer of a maximum of 50,000,000 shares. The Board of Directors have discretion on the vesting and service requirements, exercise price and other conditions, subject to certain limits.

The summary of nonvested share activity under the Share Award Plan for the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	7,743,000	$3.81
Granted	1,353,082	$1.95
Vested	—	$—
Forfeited	(649,244)	$3.47
Nonvested at December 31, 2015	8,446,838	$3.54

The weighted average grant date fair value was $1.95 and $3.81 for nonvested shares awarded during 2015 and 2014, respectively. No nonvested shares were granted during 2013. As of December 31, 2015, no shares have vested under the Share Award Plan.

Compensation Cost

The total compensation cost for stock-based compensation plans are allocated as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Casino	$9,858	$8,360	$4,791
Rooms	318	216	853
Food and beverage	1,050	753	1,202
Entertainment, retail and other	82	55	477
General and administrative	26,978	29,770	32,214
Pre-opening costs	189	42	—
Total stock-based compensation expense	38,475	39,196	39,537
Total stock-based compensation capitalized	350	5,710	195
Total stock-based compensation costs	$38,825	$44,906	$39,732

During 2015 and 2014, the Company recognized $15.1 million and $17.9 million of stock-based compensation expense, respectively, associated with the equity portion of annual performance awards for its executive management. These equity awards consist of immediately vested restricted stock granted in January of the subsequent year. There were no equity awards granted with the annual performance awards in 2013.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first quarter of 2014, the Company capitalized $5.5 million of stock-based compensation into construction for a restricted stock award granted, which immediately vested. The restricted stock award was granted to an employee of the Company's design, development and construction subsidiary and will be amortized over the useful life of the related asset.

During the second quarter of 2013, the Company recognized $23.0 million of stock-based compensation expense due to the retirement of the Company's former chief operating officer and the related accelerated vesting of shares previously granted to him.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized income tax benefits in the Consolidated Statements of Income of $8.3 million, $9.6 million and $12.3 million, respectively, related to stock-based compensation expense. Additionally, during the years ended December 31, 2015, 2014 and 2013, the Company realized tax benefits of $6.7 million, $12.6 million and $28.0 million, respectively, related to stock option exercises and restricted stock vests that occurred in those years.
The Company uses the Black-Scholes valuation model to determine the estimated fair value for stock options with highly subjective assumptions, changes in which could materially affect the estimated fair value. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Expected volatility is based on implied and historical factors related to the Company's common stock. The risk-free interest rate used for each period presented is based on the U.S. Treasury yield curve for stock options issued under the Wynn Resorts' plans and the Hong Kong Exchange Fund rates for stock options issued under the Share Option Plan, both at the time of grant for the period equal to the expected term. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company used historical award exercise activity and termination activity in estimating the expected term for the Wynn Resorts plans. The Company uses the simplified method for estimating the expected term for WML's Share Option Plan.

The fair value of stock options granted under Wynn Resorts' stock-based compensation plans were estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected dividend yield	3.6%	4.0%	3.0%
Expected volatility	44.1%	43.3%	39.4%
Risk-free interest rate	1.3%	1.6%	1.1%
Expected term (years)	6.0	6.5	6.7

The fair value of stock options granted under WML's Share Option Plan was estimated on the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected dividend yield	5.0%	5.0%	5.0%
Expected stock price volatility	41.3%	40.9%	43.3%
Risk-free interest rate	1.3%	1.1%	0.6%
Expected term (years)	6.5	6.5	6.5

Note 16 - Income Taxes

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(21,880)	$122,974	$(9,935)
Foreign	311,127	835,888	996,458
Total	$289,247	$958,862	$986,523

The income tax (benefit) provision attributable to income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$(819)	$2,260	$135
Foreign	2,044	2,043	2,057
	1,225	4,303	2,192
Deferred
Federal	3,505	(13,286)	(19,826)
State	4,100	4,094	—
Foreign	(1,107)	1,107	—
	6,498	(8,085)	(19,826)
Total	$7,723	$(3,782)	$(17,634)

The income tax (benefit) provision differs from that computed at the federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(21.0)%	(19.1)%	(23.1)%
Non-taxable foreign income	(23.1)%	(13.1)%	(13.4)%
Foreign tax credits, net of valuation allowance	(93.2)%	(95.2)%	(89.3)%
Repatriation of foreign earnings	97.9%	88.0%	87.2%
Other, net	2.7%	2.9%	1.9%
Valuation allowance, other	4.4%	1.1%	(0.1)%
Effective tax rate	2.7%	(0.4)%	(1.8)%

On November 30, 2010, Wynn Macau SA received an exemption from Macau's 12% Complementary Tax on casino gaming profits, thereby exempting the casino gaming profits of Wynn Macau SA through December 31, 2015. In October 2015, Wynn Macau SA received an additional 5-year exemption, effective January 1, 2016, from Macau's Complementary Tax on casino gaming profits through December 31, 2020. Accordingly for the years ended December 31, 2015, 2014, and 2013, the Company was exempted from the payment of $41.6 million, $99.4 million and $107.3 million in such taxes or $0.41, $0.98 and $1.06 per share, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and its casino winnings remain subject to the Macau Special Gaming tax and other levies in accordance with its concession agreement.

In July of 2011, Wynn Macau SA received an extension of its agreement with the Macau Special Administrative Region that provides for an annual payment of MOP 15.5 million (approximately $1.9 million) as complementary tax otherwise due by shareholders of Wynn Macau SA on dividend distributions through 2015. As a result of the shareholder dividend tax agreements, income tax expense includes $1.9 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Macau special gaming tax is 35% of gross gaming revenue. U.S. tax laws only allow a foreign tax credit ("FTC") up to 35% of foreign source income. In February 2010, the Company and the IRS entered into a Pre-Filing Agreement ("PFA") providing that the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax and could be claimed as a U.S. foreign tax credit.

During 2015, 2014, and 2013, the Company recognized tax benefits of $264.1 million, $895.0 million and $879.7 million, respectively (net of valuation allowance and uncertain tax positions), for FTCs generated applicable to the earnings of Wynn Macau SA.

Accounting standards require recognition of a future tax benefit to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. During 2015 and 2014, the aggregate valuation allowance for deferred tax assets increased by $34.1 million and $709.8 million, respectively. The 2015 and 2014 increases are primarily related to FTC carryforwards and other foreign deferred tax assets that are not considered more likely than not realizable.

The Company recorded tax benefits resulting from the exercise of nonqualified stock options and the value of vested restricted stock and accrued dividends of $0.4 million, $9.4 million and $10.5 million as of December 31, 2015, 2014 and 2013, respectively, in excess of the amounts reported for such items as compensation costs under accounting standards related to stock-based compensation. The Company uses a with-and-without approach to determine if the excess tax deductions associated with compensation costs have reduced income taxes payable.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets—U.S.:
Foreign tax credit carryforwards	$3,315,737	$3,283,669
Receivables, inventories, accrued liabilities and other (1)	39,743	48,093
Intangibles and related other	25,129	27,201
Stock based compensation	17,986	16,972
Other tax credit carryforwards	9,087	3,777
Pre-opening costs	8,696	10,876
Other	6,344	6,763
	3,422,722	3,397,351
Less: valuation allowance (2)	(3,271,173)	(3,248,963)
	151,549	148,388
Deferred tax liabilities—U.S.:
Property and equipment	(159,171)	(170,405)
Redemption Note fair value	(19,025)	—
Prepaid insurance, maintenance and taxes (1)	(7,984)	(6,948)
Other	(1,726)	—
	(187,906)	(177,353)
Deferred tax assets—Foreign:
Net operating loss carryforwards	22,454	16,797
Property and equipment	27,672	22,740
Pre-opening costs	13,770	7,396
Other (1)	3,056	2,103
	66,952	49,036
Less: valuation allowance (3)	(59,705)	(47,826)
	7,247	1,210
Deferred tax liabilities—Foreign:
Property and equipment	(7,247)	(2,317)

Net deferred tax liability	$(36,357)	$(30,072)

(1) The adoption of and retrospective application of new accounting guidance for the classification of all deferred tax assets and liabilities as well as applicable valuation allowances resulted in these temporary differences being classified as long-term at December 31, 2014.  See Recently Issued Accounting Standards in Note 2 "Summary of Significant Accounting Policies".

(2) As a result of the adoption and retrospective application of new accounting guidance, the previously presented valuation allowance of $46.0 million provided on U.S. deferred tax assets related to receivables, inventories, and accrued liabilities has been included in the total long-term valuation allowance of $3.25 billion at December 31, 2014.

(3) As a result of adoption and retrospective application of new accounting guidance, the previously presented valuation allowance of $0.2 million provided on foreign deferred tax assets related to accrued liabilities has been included in the total long-term valuation allowance of $47.8 million at December 31, 2014.

As of December 31, 2015, the Company had FTC carryforwards (net of uncertain tax positions) of $3.32 billion. Of this amount, $621.1 million will expire in 2018, $110.9 million will expire in 2019, $530.4 million in 2020, $540.3 million in 2021, $756.0 million in 2023, $710.6 million in 2024 and $46.4 million in 2025. The Company has no U.S. tax loss carryforwards. The Company incurred foreign tax losses of $126.9 million, $90.3 million and $75.0 million during the tax years ended December 31, 2015, 2014 and 2013, respectively. These foreign tax loss carryforwards expire in 2018, 2017 and 2016,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively. The Company incurred a U.S. capital loss of $3.6 million during the year ended December 31, 2011, which will expire in 2016.

In assessing the need for a valuation allowance, the Company relies solely on the reversal of net taxable temporary differences. The valuation allowance for foreign tax credits was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in foreign source income during the 10-year foreign tax credit carryover period.

As of December 31, 2015 and 2014, the Company had valuation allowances of $3.26 billion and $3.24 billion, respectively, provided on FTCs expected to expire unutilized and valuation allowances of $7.8 million and $6.9 million provided on other U.S. deferred tax assets. As of December 31, 2015 and 2014, the Company had a valuation allowance of $59.7 million and $47.8 million, respectively, provided on its foreign deferred tax assets.

The Company has not provided deferred U.S. federal income taxes or foreign withholding taxes on temporary differences in investments in foreign subsidiaries of $336.4 million and $412.1 million as of December 31, 2015 and 2014, respectively. The amount of unrecognized deferred tax liability associated with these temporary differences is approximately $117.7 million and $144.2 million for the years ended December 31, 2015 and 2014, respectively. No additional U.S. tax provision has been made with respect to the temporary difference of $336.4 million as of December 31, 2015. These amounts are not considered permanently reinvested; however, U.S. foreign tax credits should be sufficient to eliminate any U.S federal income tax in the event of repatriation. No additional U.S. tax provision had been made with respect to the temporary difference of $412.1 million as of December 31, 2014, which was considered indefinitely reinvested and was used to fund operations and expansion.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2015	2014	2013
Balance—beginning of year	$88,884	$89,544	$84,289
Increases based on tax positions of the current year	3,051	3,297	8,360
Increases based on tax positions of prior years	—	322	—
Decreases for tax positions of prior years	—	(867)	—
Settlements with taxing authorities	(354)	(997)	—
Lapses in statutes of limitations	(3,267)	(2,415)	(3,105)
Balance—end of year	$88,314	$88,884	$89,544

As of December 31, 2015, 2014, and 2013, unrecognized tax benefits of $88.3 million, $88.9 million and $60.3 million, respectively, were recorded as reductions in deferred income taxes, net. As of December 31, 2013, unrecognized tax benefits of $29.2 million were recorded in other long-term liabilities. The Company had no unrecognized tax benefits recorded in other long-term liabilities as of December 31, 2015 and 2014. As a result of the adoption of accounting guidance in 2014, the Company reclassified unrecognized tax benefits in other long-term liabilities to deferred income taxes, net.

As of December 31, 2015, 2014 and 2013, $20.9 million, $20.7 million and $20.7 million, respectively, of unrecognized tax benefits would, if recognized, impact the effective tax rate.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2015, 2014, and 2013, the Company recognized no interest and penalties.

The Company anticipates that the 2011 statute of limitations will expire in the next 12 months for certain foreign tax jurisdictions. Also, the Company's unrecognized tax benefits include certain income tax accounting methods. These accounting methods govern the timing and deductibility of income tax deductions. As a result, the Company's unrecognized tax benefits could increase up to $0.5 million over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company's income tax returns are subject to examination by the IRS and other tax authorities in the locations where it operates. The Company's 2002 to 2010 domestic income tax returns remain subject to examination by the IRS to the extent tax attributes carryforward to future years. The Company's 2012 to 2014 domestic income tax returns also remain subject to examination by

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the IRS. The Company's 2011 to 2014 Macau income tax returns remain subject to examination by the Macau Financial Services Bureau.

The Company has participated in the IRS Compliance Assurance Program ("CAP") for the 2013 through 2015 tax years and will continue to participate in the IRS CAP for the 2016 tax year.

In June 2015 and February 2016, the Company received notification that the IRS completed its examination of the Company's 2013 and 2014 U.S. income tax returns, respectively. There were no changes in its unrecognized tax benefits as a result of the completion of these examinations.

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

In December 2015, the Financial Services Bureau completed an examination of the 2012 Macau income tax return of Wynn Macau SA. On December 31, 2015, the statute of limitations for the 2010 Macau Complementary tax return expired. As a result of the exam settlement and the expiration of the statute of limitations for the Macau Complementary Tax return, the total amount of unrecognized tax benefits decreased by $3.6 million.

Note 17 - Commitments and Contingencies

Cotai Development and Land Concession Contract

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, meeting space, a casino, a spa, retail offerings, and food and beverage outlets in the Cotai area of Macau.

In September 2011, Wynn Macau SA and Palo, formally accepted the terms and conditions of a land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of December 31, 2015 and 2014, the Company has recorded this obligation with $16.0 million and $30.8 million included as a current liability, respectively, and $16.0 million recorded as a long-term liability in 2014. The Company also is required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau SA and Palo finalized and executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK $20.6 billion (approximately $2.66 billion). On November 18, 2015 we were notified by the general contractor that the Wynn Palace project in the Cotai area of Macau will not be ready to open by the projected early completion date of March 25, 2016. The general contractor has expressed its commitment to the completion of the project by the required date but has advised us that they dispute our assessment of liquidated damages. The Company still expects to open Wynn Palace in the first half of 2016; however, potential construction delays could push the opening date into the second half of 2016. Both the contract time and guaranteed maximum price are subject to further adjustment under certain specified conditions. The performance of the general contractor is backed by a full completion guarantee given by CIMIC Group Limited (formerly Leighton Holdings Limited), the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.

As of December 31, 2015, the Company has incurred approximately $3.5 billion of the approximately $4.1 billion in total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases and other arrangements

The Company is the lessor under several retail leases and has entered into license and distribution agreements for several additional retail outlets. The Company also is a party to a joint venture agreement for the operation of the Ferrari and Maserati automobile dealership at Wynn Las Vegas, which permanently closed in October 2015. The lease agreements include minimum base rents with contingent rental clauses.

The following table presents the future minimum rentals to be received under the operating leases (in thousands):

Years Ending December 31,
2016	$78,639
2017	101,244
2018	82,621
2019	82,352
2020	81,412
Thereafter	48,935
$475,203

The total future minimum rentals do not include contingent rental. Contingent rentals were $48.6 million, $87.8 million and $101.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In addition, the Company is the lessee under leases for office space in Las Vegas, Macau and certain other locations, warehouse facilities, the land underlying the Company's aircraft hangar and certain office equipment.

At December 31, 2015, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

Years Ending December 31,
2016	$16,416
2017	16,706
2018	15,376
2019	15,105
2020	10,523
Thereafter	64,020
$138,146

Rent expense for the years ended December 31, 2015, 2014 and 2013, was $28.6 million, $26.1 million and $21.9 million, respectively.

Employment Agreements

The Company has entered into employment agreements with several executive officers, other members of management and certain key employees. These agreements generally have three- to five-year terms and typically indicate a base salary and often contain provisions for discretionary bonuses. Certain of the executives are also entitled to a separation payment if terminated without "cause" or upon voluntary termination of employment for "good reason" following a "change of control" (as these terms are defined in the employment contracts).

Letters of Credit

As of December 31, 2015, the Company had outstanding letters of credit of $11.7 million.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Based on the Freeh Report, the Board of Directors of Wynn Resorts determined that the Okada Parties are "unsuitable persons" under Article VII of the Company's articles of incorporation. The Board of Directors was unanimous (other than Mr. Okada) in its determination. After authorizing the redemption of Aruze's shares, as discussed below, the Board of Directors took certain actions to protect the Company and its operations from any influence of an unsuitable person, including placing limitations on the provision of certain operating information to unsuitable persons and formation of an Executive Committee of the Board to manage the business and affairs of the Company during the period between each annual meeting. The Charter of the Executive Committee provides that "Unsuitable Persons" are not permitted to serve on the Committee. All members of the Board, other than Mr. Okada, were appointed to the Executive Committee on February 18, 2012. The Board of Directors also requested that Mr. Okada resign as a director of Wynn Resorts (under Nevada corporation law, a board of directors does not have the power to remove a director) and recommended that Mr. Okada be removed as a member of the Board of Directors of WML. On February 18, 2012, Mr. Okada was removed from the Board of Directors of Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts. On February 24, 2012, Mr. Okada was removed from the Board of Directors of WML and on February 22, 2013, he was removed from the Board of Directors of Wynn Resorts by a stockholder vote in which 99.6% of the over 86 million shares voted were cast in favor of removal. Mr. Okada resigned from the Board of Directors of Wynn Resorts on February 21, 2013. Although the Company has retained the structure of the Executive Committee, the Board has resumed its past role in managing the business and affairs of the Company.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. The 2023 Indenture provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The 2025 Indenture provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If Elaine Wynn prevails in her cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 2023 Notes or the 2025 Notes, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption). Mr. Wynn is opposing Ms. Wynn's cross claim.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On each of February 14, 2013 and February 13, 2014, the Company issued a check to Aruze in the amount of $38.7 million, representing the interest payments due on the Redemption Note at those times. However, those checks were not cashed. In February 2014, the Okada Parties advised of their intent to deposit any checks for interest and principal, past and future, due under the terms of the Redemption Note to the clerk of the court for deposit into the clerk's trust account. On March 17, 2014, the parties stipulated that the checks be returned to the Company for reissue in the same amounts, payable to the clerk of the court for deposit into the clerk's trust account. Pursuant to the stipulation, on March 20, 2014, the Company delivered to the clerk of the court the reissued checks that were deposited into the clerk's trust account and filed a notice with the court with respect to the same. On each of February 13, 2015 and February 12, 2016, the Company issued a check for the interest payment due at those times to the clerk of the court for deposit into the clerk's trust account.

On April 8, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the "same underlying allegations of misconduct-that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct-that form the basis of" the Company's complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties' allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the "Stay"). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government's investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion. On September 22, 2014, the court entered a new stipulation between the parties for a discovery schedule closing on August 1, 2016.

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

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings ("Okada Japan Parties") filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by the Company with respect to the redemption has damaged plaintiffs' social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. In February 2016, the Supreme Court of Japan dismissed the appeal as to all of the individuals, including the Company directors, thus upholding the motion for dismissal. The Supreme Court of Japan accepted the appeal as to the Company and will issue its decision on March 10, 2016.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and/or WML (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in the Company was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where the Company is building Wynn Palace was unlawful and that the Company's previously disclosed donation to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Macau Court has not yet served the complaint on all of the defendants.

The Company believes the actions commenced by Mr. Okada discussed above are without merit and will vigorously defend the Wynn Macau Parties against them.  Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company directors, including Mr. Okada; however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company's officers and directors complied with federal and state laws and the Company's Code of Conduct; (b) voting to allow the Company's subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Federal Plaintiffs' opening brief was filed on September 19, 2014. The Company filed a response on December 18, 2014 and the Federal Plaintiffs filed a reply brief on January 30, 2015. On January 28, 2016, the Company received notice from the Ninth Circuit that it anticipates setting the appeal for oral argument during the court's May 2016 session.

The two state court actions brought by the following plaintiffs also have been consolidated: (1) IBEW Local 98 Pension Fund and (2) Danny Hinson (collectively, the "State Plaintiffs"). Through a coordination of efforts by all parties, the directors and the Company (a nominal defendant) have been served in all of the actions. The State Plaintiffs filed a consolidated complaint on July 20, 2012 asserting claims for (1) breach of fiduciary duty; (2) abuse of control; (3) gross mismanagement; and (4) unjust enrichment. The claims are against the Company and all Company directors during the applicable period, including Mr. Okada, as well as the Company's Chief Financial Officer who signed financial disclosures filed with the SEC during the applicable periods. The State Plaintiffs claim that the individual defendants failed to disclose to the Company's stockholders the investigation into, and the dispute with director Okada as well as the alleged potential violations of the FCPA related to, the University of Macau Development Foundation donation. The State Plaintiffs seek unspecified monetary damages (compensatory and punitive), disgorgement, reformation of corporate governance procedures, an order directing the Company to internally investigate the donation, as well as attorneys' fees and costs. On October 13, 2012, the court entered the parties' stipulation providing for a stay of the state derivative action for 90 days, subject to the parties' obligation to monitor the progress of the pending litigation, discussed above, between Wynn Resorts (among others) and Mr. Okada (among others). Per the stipulation, the Company and the individual defendants were not required to respond to the consolidated complaint while the stay remained in effect. Following the expiration of the stay, the State Plaintiffs advised the Company and the individual defendants that they intended to resume the action by filing an amended complaint, which they did, on April 26, 2013. The Company and directors filed their motion to dismiss on June 10, 2013. However, on July 31, 2013, the parties agreed to a stipulation that was submitted to, and approved by the court. The stipulation contemplates a stay of the consolidated state court derivative action of equal duration as the Stay entered by the court in the Redemption Action. On June 18, 2014, the court entered a new stipulation between the parties that provides for further stay of the state derivative action and directs the parties, within 45 days of the conclusion of the latter of the Redemption Action or the federal derivative action, to discuss how the state derivative action should proceed and to file a joint report with the court.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revere Action: On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, ("IBEW"), filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun, the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan Sun filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan Sun's and the City of Revere's complaints. Oral argument on these motions was heard on September 22, 2015. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW have sought immediate appellate review of the dismissal of their claims and the MGC has requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied.

Somerville Action: On December 4, 2014, the City of Somerville filed a complaint similar to the one in the Revere Action against the MGC and each of the five gaming commissioners in Suffolk Superior Court. The City of Somerville filed a motion to stay its case pending the results of the Massachusetts Department of Environmental Protection's review of Wynn MA's proposed project and the required mitigation actions. The motion to stay was not opposed by the MGC and on July 9, 2015, the court granted the City of Somerville's motion to stay. The stay remains in effect.

Boston Action: On January 5, 2015, the City of Boston filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court for certiorari and declaratory relief in connection with the MGC's award of the license to Wynn MA. The complaint seeks to contest the MGC's decision that Boston is a surrounding community, rather than a host community to the Wynn resort in Massachusetts. On May 20, 2015, the City of Boston filed an amended complaint requesting the court to nullify and vacate all decisions made by the MGC leading to and resulting in MGC's license award to Wynn MA; to declare invalid the MGC's regulations regarding the arbitration of surrounding community agreements; and to issue a declaration disqualifying all gaming commissioners from further participating in the gaming licensing process for Region A. The MGC filed a motion to dismiss Boston's amended complaint. Oral argument was heard on September 22, 2015. On December 3, 2015, the court granted the MGC's motion and dismissed the City of Boston's amended complaint. In January 2016, all actions among the City of Boston, Wynn MA and the MGC were resolved through a settlement set forth in a Surrounding Community Agreement.

Wynn MA is not named in the above complaints. The MGC has retained private legal representation at its own nontaxpayer-funded expense.

On July 6, 2015, twenty-four (24) individuals (taxable inhabitants) and more than ten (10) voters of the Commonwealth of Massachusetts filed a complaint in Suffolk Superior Court against the Massachusetts Bay Transportation Authority ("MBTA"), the Massachusetts Department of Transportation, and Wynn MA seeking a declaration that the proposed conveyance of a parcel of land in Everett, Massachusetts from the MBTA to Wynn MA violates state law. MBTA and Wynn MA filed a motion to dismiss and oral argument was heard on September 4, 2015. On October 19, 2015, the court granted the motion and dismissed the complaint.

On August 28, 2015, the Secretary of Energy and Environmental Affairs issued a certificate determining that Wynn MA's Second Supplemental Final Environmental Impact Report ("Report") submitted with respect to the project "adequately and properly complies" with the Massachusetts environmental and implementing regulations. On September 29, 2015, following the issuance of this certificate, the City of Boston filed a complaint against Wynn MA in Suffolk Superior Court seeking declaratory judgment that the certificate issued to Wynn MA is invalid due to an alleged failure to comply with certain provisions of the state environmental regulations and seeking to restrain Wynn MA from causing damage to the environment. In addition, on September 29, 2015, the City of Somerville filed a complaint against Wynn MA and the MGC in Suffolk Superior Court alleging that Wynn MA's Report failed to comply with certain provisions of the state environmental regulations and seeking declaratory relief with respect to the effect of the issuance of Wynn MA's gaming license. All City of Boston claims have been resolved by settlement between Wynn MA and the City of Boston. Wynn MA has until April 1, 2016 to respond to the City of Somerville's complaint.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 11, 2016, City of Somerville filed an appeal challenging the draft waterways license ("Chapter 91 License") issued by the Massachusetts Department of Environmental Protection ("MassDEP") on January 22, 2016. The Chapter 91 License authorized Wynn MA's proposed remediation and redevelopment of the project site. The Petitioner challenges the Chapter 91 License contending that it fails to conform to the Waterways Regulations and that certain prerequisites to its issuance are “...flawed and based on legally untenable grounds and are the subject of pending appeals." The appeal is pending before MassDEP's Office of Appeals and Dispute Resolution and an administrative hearing has been set for June 2, 2016. Until the resolution of this appeal, Wynn MA cannot commence construction activities within the portion of the project site that is within Chapter 91 License jurisdiction.

The Company will vigorously defend Wynn MA against the claims. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 18 - Segment Information

The Company reviews the results of operations for each of its operating segments. Wynn Macau and Encore at Wynn Macau are managed as a single integrated resort and have been aggregated as one reportable segment ("Macau Operations"). Wynn Las Vegas and Encore at Wynn Las Vegas are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). The Company identifies each resort as a reportable segment considering operations within each resort have similar economic characteristics, type of customers, types of services and products, the regulatory environment of the operations and the Company's organizational and management reporting structure. The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments. The Company's projects under development are Wynn Palace and the Wynn resort in Massachusetts. In the following tables, the assets and capital expenditures of the Wynn resort in Massachusetts are included in Corporate and Other. Other Macau primarily represents cash and investment securities held at the Company's Macau holding company.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the Company's segment information (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net revenues
Macau Operations	$2,463,092	$3,796,750	$4,040,526
Las Vegas Operations	1,612,791	1,636,911	1,580,410
Total	$4,075,883	$5,433,661	$5,620,936
Adjusted Property EBITDA(1)
Macau Operations	$708,623	$1,258,082	$1,324,119
Las Vegas Operations	477,166	515,196	486,682
Total	1,185,789	1,773,278	1,810,801
Other operating costs and expenses
Pre-opening costs	77,623	30,146	3,169
Depreciation and amortization	322,629	314,119	371,051
Property charges and other	10,535	10,437	17,138
Corporate expenses and other	76,079	111,795	88,729
Stock-based compensation	38,286	39,154	39,538
Equity in income from unconsolidated affiliates	1,823	1,349	1,085
Total other operating costs and expenses	526,975	507,000	520,710
Operating income	658,814	1,266,278	1,290,091
Non-operating costs and expenses
Interest income	7,229	20,441	15,713
Interest expense, net of amounts capitalized	(300,906)	(315,062)	(299,022)
Change in swap fair value	(5,300)	(4,393)	14,235
Decrease in Redemption Note fair value	52,041	—	—
Loss on extinguishment of debt	(126,004)	(9,569)	(40,435)
Equity in income from unconsolidated affiliates	1,823	1,349	1,085
Other	1,550	(182)	4,856
Total other non-operating costs and expenses	(369,567)	(307,416)	(303,568)
Income before income taxes	289,247	958,862	986,523
Benefit (provision) for income taxes	(7,723)	3,782	17,634
Net income	$281,524	$962,644	$1,004,157

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)
"Adjusted Property EBITDA" is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other, intercompany golf course and water rights leases, stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	Years ended December 31,
	2015	2014	2013
Capital expenditures
Macau
Macau Operations	$68,744	$92,566	$63,284
Wynn Palace	1,566,090	982,389	381,365
Total Macau	1,634,834	1,074,955	444,649
Las Vegas Operations	117,011	62,535	64,954
Corporate and other	169,395	83,867	5,199
	$1,921,240	$1,221,357	$514,802

	As of December 31,
	2015	2014	2013
Assets
Macau
Macau Operations	$1,331,811	$1,520,098	$2,510,444
Wynn Palace	3,439,041	1,854,521	755,452
Other Macau	583,346	974,170	652,267
Total Macau	5,354,198	4,348,789	3,918,163
Las Vegas Operations	3,180,214	3,472,931	3,576,649
Corporate and other	1,987,847	1,241,141	882,218
	$10,522,259	$9,062,861	$8,377,030

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31,
	2015	2014	2013
Long-lived assets
Macau	$4,324,743	$2,799,781	$1,732,485
United States	3,337,356	3,268,576	3,292,965
	$7,662,099	$6,068,357	$5,025,450

Note 19 - Quarterly Financial Information (Unaudited)

The following tables (in thousands, except per share data) present selected quarterly financial information for 2015 and 2014, as previously reported. Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

	Year Ended December 31, 2015
	First	Second	Third (1)	Fourth	Year
Net revenues	$1,092,238	$1,040,458	$996,285	$946,902	$4,075,883
Operating income	$185,059	$169,121	$152,774	$151,860	$658,814
Net income (loss)	$(13,902)	$77,203	$113,429	$104,794	$281,524
Net income (loss) attributable to Wynn Resorts, Limited	$(44,601)	$56,460	$96,210	$87,221	$195,290
Basic income (loss) per share	$(0.44)	$0.56	$0.95	$0.86	$1.93
Diluted income (loss) per share	$(0.44)	$0.56	$0.95	$0.86	$1.92

	Year Ended December 31, 2014
	First	Second	Third	Fourth	Year
Net revenues	$1,513,613	$1,412,063	$1,370,010	$1,137,975	$5,433,661
Operating income	$376,831	$341,342	$332,575	$215,530	$1,266,278
Net income	$303,043	$258,402	$253,006	$148,193	$962,644
Net income attributable to Wynn Resorts, Limited	$226,896	$203,906	$191,406	$109,346	$731,554
Basic income per share	$2.25	$2.02	$1.90	$1.08	$7.25
Diluted income per share	$2.22	$2.00	$1.88	$1.07	$7.18

(1) During the 2015 year-end close process, the Company identified a $33.8 million decrease to the Redemption Note fair value, resulting in increases to net income and net income attributable to Wynn Resorts of $22.4 million and basic and diluted net income per common share of $0.22 that should have been recorded during the three months ended September 30, 2015. While the Company has determined these amounts were immaterial to any previously reported financial results, considering both quantitative and qualitative factors, it has elected to revise in this filing the corrected amounts recorded in the three and nine months ended September 30, 2015.

The following tables present the effects of the revision on the Company's previously reported unaudited consolidated financial information for the three and nine months ended September 30, 2015.

The effects of this revision on our unaudited Condensed Consolidated Balance Sheets are as follows (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As Previously Reported		As Revised
	September 30, 2015	Adjustment	September 30, 2015
Long-term debt	$8,748,449	$(33,768)	$8,714,681
Deferred income taxes, net	36,569	11,324	47,893
Total liabilities	10,041,967	(22,444)	10,019,523
Retained Earnings (accumulated deficit)	(3,560)	22,444	18,884
Total Wynn Resorts, Limited stockholders' deficit	(176,834)	22,444	(154,390)
Total stockholders' equity (deficit)	(60,782)	22,444	(38,338)

The effects of this revision on our unaudited Condensed Consolidated Statements of Income are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Decrease in Redemption Note fair value	$13,720	$33,768	$47,488	$13,720	$33,768	$47,488
Other income (expense), net	(65,695)	33,768	(31,927)	(340,079)	33,768	(306,311)
Income before income taxes	87,079	33,768	120,847	166,875	33,768	200,643
Benefit (provision) for income taxes	3,906	(11,324)	(7,418)	(12,589)	(11,324)	(23,913)
Net income	90,985	22,444	113,429	154,286	22,444	176,730
Net income attributable to Wynn Resorts, Limited	73,766	22,444	96,210	85,625	22,444	108,069
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.73	$0.22	$0.95	$0.85	$0.22	$1.07
Diluted	$0.73	$0.22	$0.95	$0.84	$0.22	$1.06

The effects of this revision on our unaudited Condensed Consolidated Statements of Comprehensive Income are as follows (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Net income	$90,985	$22,444	$113,429	$154,286	$22,444	$176,730
Total comprehensive income	90,782	22,444	113,226	153,416	22,444	175,860
Comprehensive income attributable to Wynn Resorts, Limited	73,546	22,444	95,990	84,863	22,444	107,307

The effects of this revision on our unaudited Condensed Consolidated Statement of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30, 2015
	As Previously		As
	Reported	Adjustment	Revised
Net income	$154,286	$22,444	$176,730
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,033	11,324	23,357
Decrease in Redemption Note fair value	(13,720)	(33,768)	(47,488)

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20 - Subsequent Events

On February 11, 2016, the Company announced a cash dividend of $0.50 per share, payable on March 2, 2016 to stockholders of record as of February 23, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)     Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears under "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" on page 64.

(c)     Changes in Internal Control Over Financial Reporting. Except as described below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As summarized in Item 8—"Financial Statements and Supplementary Data", Note 19 "Quarterly Financial Information (Unaudited)," during the 2015 year end close process, the Company identified an error in its valuation process related to the Redemption Note. Management determined the controls applied at September 30, 2015 regarding the valuation of the Redemption Note were not effective and this control deficiency represented a material weakness in internal control over financial reporting at that date. Subsequent to the identification of this control deficiency, management changed the design of its related controls. Specifically, the same controls utilized in the year end annual close process will be applied to all interim reporting periods, including the use of a third party specialist to validate the Redemption Note fair value. As reported above, management has concluded the Company's internal control over financial reporting is effective as of December 31, 2015.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Registrant's definitive Proxy Statement for its 2016 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 (the "2016 Proxy Statement") under the captions "Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

As part of the Company's commitment to integrity, the Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company and its subsidiaries. This Code is periodically reviewed by the Board of Directors. In the event we determine to amend or waive certain provisions of this code of ethics, we intend to disclose such amendments or waivers on our website at http://www.wynnresorts.com under the heading "Corporate Governance" within four business days following such amendment or waiver or as otherwise required by the NASDAQ listing standards.

Item 11. Executive Compensation

The information required by this item will be contained in the 2016 Proxy Statement under the captions "Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation Tables," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our equity securities are authorized for issuance, aggregated as to: (i) all compensation plans previously approved by stockholders, and (ii) all compensation plans not previously approved by stockholders. These plans are described in Item 8—"Financial Statements and Supplementary Data" of Part II (see Notes to Consolidated Financial Statements).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,370,260	$81.49	4,234,625
Equity compensation plans not approved by security holders	—	—	—
Total	1,370,260	$81.49	4,234,625

Certain information required by this item will be contained in the 2016 Proxy Statement under the caption "Certain Beneficial Ownership and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2016 Proxy Statement under the caption "Certain Relationships and Related Transactions," and "Corporate Governance," and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the 2016 Proxy Statement under the caption "Ratification of Appointment of Independent Auditors," and is incorporated herein by reference.

PART IV

Item15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of the Company are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule filed in Part IV of this report:

•	Schedule II—Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Provisions for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2015	$74,678	11,115	(18,736)	$67,057
2014	$73,991	3,906	(3,219)	$74,678
2013	$102,213	11,877	(40,099)	$73,991

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred income tax asset valuation allowance:
2015	$3,296,789	52,759	(18,670)	$3,330,878
2014	$2,587,025	745,112	(35,348)	$3,296,789
2013	$1,831,545	773,509	(18,029)	$2,587,025

(a)3. Exhibits
Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)
3.2	Eighth Amended and Restated Bylaws of the Registrant. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)
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

4.3
Indenture, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 5, 2010.)

4.4
Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

4.5
Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 22, 2013.)

4.6
Indenture, dated as of February 18, 2015, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 18, 2015.)

4.7
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

4.8
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

4.9
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

4.10
Supplemental Indenture, dated as of February 18, 2015, to Indenture, dated as of May 22, 2013, by and among Wynn Las Vegas, LLC, Wynn Las Vegas Capital Corp., the Guarantors named therein and U.S. Bank National Association, as trustee. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

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

+10.1.1.3
Third Amendment to Employment Agreement, dated as of September 11, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 15, 2008.)

+10.1.1.4
Fourth Amendment to Employment Agreement, dated as of December 31, 2008, between Wynn Resorts, Limited and Stephen A. Wynn. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2009.)

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

+10.1.1.7
Seventh Amendment to Employment Agreement, dated as of January 15, 2015, between Wynn Resorts, Limited and Stephen A. Wynn. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

+10.1.2.0
Employment Agreement, dated as of November 18, 2013, by and between Wynn Resorts, Limited and Matt Maddox. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2014.)

+10.1.3.0
Employment Agreement, dated as of May 12, 2010, by and between Worldwide Wynn, LLC and Linda Chen. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 18, 2010.)

+10.1.3.1
Retention Agreement, dated as of July 27, 2011, by and between Worldwide Wynn, LLC and Linda Chen. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on August 18, 2011.)

+10.1.3.2
First Amendment to Employment Agreement, dated as of November 26, 2012, by and between Worldwide Wynn, LLC and Linda Chen. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2013.)

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

+10.1.4.1
First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Wynn Resorts, Limited and Kim Sinatra. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2010.)

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

+10.1.4.5
Fourth Amendment to Employment Agreement, dated as of April 27, 2015, by and between Wynn Resorts, Limited and Kim Sinatra. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 7, 2015.)

+10.1.5.0
Employment Agreement, dated as of August 31, 2005, by and between Wynn Resorts, Limited and John Strzemp. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on February 28, 2014.)

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

+10.1.6.0
Employment Agreement, dated as of November 7, 2013, by and between Wynn Resorts, Limited and Stephen Cootey. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2014.)

+10.1.6.1
First Amendment to Employment Agreement, dated as of January 6, 2014, by and between Wynn Resorts, Limited and Stephen Cootey. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 8, 2014.)

+10.1.6.2
Second Amendment to Employment Agreement, dated as of February 24, 2015, by and between Wynn Resorts, Limited and Stephen Cootey. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

+10.2.0	2014 Omnibus Incentive Plan effective May 16, 2014. (Incorporated by reference from the Form S-8 Registration Statement filed by the Registrant on May 20, 2014 (File No. 333-196113).)
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

10.3.2.0
Amended and Restated Shareholders Agreement, dated as of September 16, 2004, by and among Wynn Resorts (Macau), Ltd., Wong Chi Seng and Wynn Resorts (Macau), S.A. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

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

10.4.1.3
Land Concession Contract, published on May 2, 2012, by and among Palo Real Estate Company Limited, Wynn Resorts (Macau), S.A. and the Macau Special Administrative Region of the People's Republic of China (translated to English from traditional Chinese and Portuguese). (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on May 2, 2012.)

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

10.5.2.0
Intellectual Property License Agreement, dated as of December 14, 2004, by and among Wynn Resorts Holdings, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 15, 2005.)

10.5.2.1
Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Macau, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.5.2.2
Amended and Restated Intellectual Property License Agreement, dated as of September 19, 2009, by and among Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Resorts (Macau), S.A. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.5.2.3
2015 Intellectual Property License Agreement, dated as of February 26, 2015, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn Las Vegas, LLC. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)

*10.5.2.4	2014 Intellectual Property License Agreement, dated as of November 20, 2014, by and between Wynn Resorts Holdings, LLC, Wynn Resorts, Limited and Wynn MA, LLC.
10.6.1.0
Common Terms Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders and Revolving Credit Facility Lenders, Deutsche Bank AG, Hong Kong Branch and Societe Generale Asia Limited as Global Coordinating Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent, Project Facility Agent, Intercreditor Agent and Security Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

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

10.6.1.2
Common Terms Agreement Second Amendment Agreement, dated June 27, 2007, by and among Wynn Resorts (Macau), S.A., certain financial institutions as Hotel Facility Lenders, Project Facility Lenders, and Revolving Credit Facility Lenders, Banc of America Securities Asia Limited, Deutsche Bank A.G. Hong Kong Branch, and Societe Generale Asia Limited as Global Lead Arrangers and Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent and Societe Generale Hong Kong Branch as Intercreditor Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.)

10.6.1.3
Common Terms Agreement Third Amendment Agreement, dated September 8, 2009, between, among others, Wynn Resorts (Macau), S.A. as the company and Société Générale, Hong Kong Branch as security agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2010.)

10.6.1.4
Common Terms Agreement Fourth Amendment Agreement, dated as of July 31, 2012, between, among others, Wynn Resorts (Macau), S.A. as the company and Bank of China Limited Macau Branch as security agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.)

10.6.1.5
Common Terms Agreement Fifth Amendment Agreement, dated September 30, 2015, between, among others, Wynn Resorts (Macau), S.A. as the company and Bank of China Limited Macau Branch as security agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)

10.6.2.0
Hotel Facility Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent and the several Hotel Facility Lenders named therein. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.2.1
Hotel Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Hotel Facility Agent and certain financial institutions as Hotel Facility Lenders. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.)

10.6.2.2
Hotel Facility Agreement Second Amendment Agreement, dated June 27, 2007, by and among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Hotel Facility Agent, and certain financial institutions as Hotel Facility Lenders. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.)

10.6.2.3
Hotel Facility Agreement Third Amendment Agreement, dated July 31, 2012, by and among Wynn Resorts, (Macau), S.A., Bank of China Limited Macau Branch, and certain financial institutions as Hotel Facility Lenders. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.)

10.6.2.4
Hotel Facility Agreement Fourth Amendment Agreement, dated September 30, 2015, by and among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Hotel Facility Agent and Hotel Facility Lender. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)

10.6.3.0
Project Facility Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent and the several Project Facility Lenders named therein. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.3.1
Project Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company, Societe Generale Asia Limited, as Project Facility Agent and certain financial institutions as Project Facility Lenders. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.)

10.6.3.2
Project Facility Agreement, Second Amendment Agreement, dated as of June 27, 2007, by and among Wynn Resorts (Macau), S.A., Societe Generale Asia Limited as Project Facility Agent, and certain financial institutions as Project Facility Lenders. (Incorporated by reference from the quarterly report on Form 10-Q filed by the Registrant on August 9, 2007.)

10.6.4.0
Revolving Credit Facility Agreement, dated as of September 14, 2004, by and among Wynn Resorts (Macau), S.A. and the several Revolving Credit Facility Lenders named therein. (Incorporated by reference from the quarterly report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.4.1
Revolving Credit Facility Agreement Amendment Agreement, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. as Company and certain financial institutions as Revolving Credit Facility Lenders. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.)

10.6.4.2
Revolving Credit Facility Second Amendment Agreement, dated as of June 27, 2007, by and among Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as Revolving Credit Facility Agent and certain financial institutions as revolving credit facility lenders. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2007.)

10.6.4.3
Revolving Credit Facility Agreement, dated as of July 31, 2012, by and among Wynn Resorts (Macau), S.A., Bank of China, Limited Macau Branch, and certain financial institutions as Project Facility Lenders. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.)

10.6.4.4
Revolving Credit Facility Agreement Amendment Agreement, dated as of September 30, 2015, by and among Wynn Resorts (Macau), S.A. and Bank of China Limited Macau Branch as Revolving Credit Facility Agent and Revolving Credit Facility Lender. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)

10.6.5.0
Deed of Appointment and Priority, dated as of September 14, 2004, among Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale, Hong Kong Branch as Security Agent, Societe Generale Asia Limited as Intercreditor Agent and Hotel Facility Agent and Project Facility Agent, and others. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.5.1
Deed of Appointment and Priority Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A., certain financial institutions as Original First Ranking Lenders, Certain Financial Institutions as Original Hedging Counterparties, Banco Nacional Ultramarino, S.A. as Second Ranking Finance Party, Wynn Group Asia, Inc. as Third Ranking Finance Party, Societe Generale Asia Limited as Security Agent, Societe Generale Asia Limited as Intercreditor Agent, Societe Generale Asia Limited as Hotel Facility Agent and Project Facility Agent, and others. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.)

10.6.6
Floating Charge (unofficial English Translation), dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.7
Debenture, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.8.0
Wynn Resorts Support Agreement, dated as of September 14, 2004, between Wynn Resorts, Limited, Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.8.1
Wynn Resorts Support Agreement Deed of Amendment, dated as of September 14, 2005, between Wynn Resorts (Macau), S.A. and Societe Generale, Hong Kong Branch as the Security Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 8, 2005.)

10.6.9
Wynn Pledgors' Guarantee, dated as of September 14, 2004, between Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd., and Wynn Resorts (Macau), Ltd. as Guarantors; and Societe Generale, Hong Kong Branch as the Security Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.10
Bank Guarantee Reimbursement Agreement, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A. and Banco Nacional Ultramarino. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.6.11
Sponsors' Subordination Deed, dated as of September 14, 2004, between Wynn Resorts (Macau), S.A., Wynn Group Asia, Inc., Wynn Resorts International, Ltd., Wynn Resorts (Macau) Holdings, Ltd. and Wynn Resorts (Macau), Ltd. as the Wynn Companies and Societe Generale, Hong Kong Branch as the Security Agent. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 4, 2004.)

10.7.0
Amended and Restated Master Disbursement Agreement, dated as of October 25, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 31, 2007.)

10.7.1
First Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 31, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the initial Bank Agent, and Deutsche Bank Trust Company Americas, as the initial Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 1, 2007.)

10.7.2
Second Amendment to Amended and Restated Master Disbursement Agreement, dated as of November 6, 2007, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 13, 2007.)

10.7.3
Third Amendment to Amended and Restated Master Disbursement Agreement, dated as of October 19, 2009, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 20, 2009.)

10.7.4
Fourth Amendment to Amended and Restated Master Disbursement Agreement, dated as of April 28, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on April 28, 2010.)

10.7.5
Fifth Amendment to the Amended and Restated Master Disbursement Agreement, dated as of August 4, 2010, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2013.)

10.7.6
Sixth Amendment to Amended and Restated Master Disbursement Agreement, dated as of March 12, 2012, by and among Wynn Las Vegas, LLC, Deutsche Bank Trust Company Americas, as the Bank Agent, and Deutsche Bank Trust Company Americas, as the Disbursement Agent. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on March 13, 2012.)

10.8.1
2013 Second Amended and Restated Agreement of Lease, dated as of November 7, 2013, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 14, 2013.)

10.8.2
First Amendment to 2013 Second Amended and Restated Agreement of Lease, dated as of February 25, 2015, by and between Wynn Las Vegas, LLC and Stephen A. Wynn. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.8.3
Sixth Amended and Restated Art Rental and Licensing Agreement, dated as of July 1, 2012, between Stephen A. Wynn, as lessor, Wynn Las Vegas, LLC, as lessee. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 9, 2012.)

10.9.1.0
Termination Agreement to the Aircraft Time Sharing Agreement, dated as of January 15, 2015, by and between Las Vegas Jet, LLC and Stephen A. Wynn. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.9.1.1
Aircraft Time Sharing Agreement, dated as of January 15, 2015, by and between Wynn Resorts, Limited and Stephen A. Wynn. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.9.2.0
Aircraft Purchase Option Agreement, dated as of January 3, 2013, between Wynn Resorts, Limited and Stephen A. Wynn. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 1, 2013.)

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

10.10.2
First Amendment to Management Agreement, dated as of December 12, 2014, by and among Wynn Las Vegas, LLC, Wynn Show Performers, LLC, Wynn Las Vegas Capital Corp., Wynn Golf, LLC, World Travel, LLC, Las Vegas Jet, LLC, Wynn Sunrise, LLC, and Wynn Resorts, Limited. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on November 20, 2014.)

10.10.3
Termination Agreement, dated as of February 26, 2015, to the Management Agreement, dated as of December 14, 2004, by and among Wynn Las Vegas, LLC, and related entities named therein, and Wynn Resorts, Limited. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2015.)

10.11.0
Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Macau, Limited and Wynn Resorts, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.11.1
Amended and Restated Corporate Allocation Agreement, dated as of September 19, 2009, by Wynn Resorts (Macau), S.A., and Wynn Resorts, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.11.2
Management Fee and Corporate Allocation Agreement, dated as of February 26, 2015, by and between Wynn Las Vegas, LLC and Wynn Resorts, Limited. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

*10.11.3	Management Fee and Corporate Allocation Agreement, dated as of November 20, 2014, by and among Wynn MA, LLC and Wynn Resorts, Limited.
10.11.4
Promissory Note, dated as of February 18, 2012, made by Wynn Resorts, Limited to Aruze USA, Inc. (Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on February 21, 2012.)

10.11.5
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

10.12.0
Credit Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, as borrower, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, SunTrust Robinson Humphrey, Inc., The Bank of Nova Scotia, BNP Paribas Securities Corp., Sumitomo Mitsui Banking Corporation and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Morgan Stanley Senior Funding, Inc. and Bank of China, Los Angeles Branch, as arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and the other lenders party thereto. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.12.1
First Amendment to Credit Agreement, dated as of November 5, 2015, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on November 6, 2015.)

*10.12.2
Second Amendment to Credit Agreement, dated as of December 21, 2015, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

10.12.3
Completion Guaranty, dated as of November 20, 2014, by and between Wynn Resorts, Limited, and Deutsche Bank AG New York Branch, as administrative agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

10.12.4
Security Agreement, dated as of November 20, 2014, by and among Wynn America, LLC, Wynn Las Vegas Holdings, LLC, Everett Property, LLC and Wynn MA, LLC, as pledgors, and Deutsche Bank AG New York Branch, as collateral agent. (Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant on March 2, 2015.)

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Ernst & Young LLP.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Stockholders' Equity at December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

*	Filed herein

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNN RESORTS, LIMITED

Dated: February 29, 2016	By:	/s/ Stephen A. Wynn
Stephen A. Wynn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Wynn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Stephen A. Wynn

/s/ John J. Hagenbuch	Director	February 29, 2016
John J. Hagenbuch

/s/ Dr. Ray R. Irani	Director	February 29, 2016
Dr. Ray R. Irani

/s/ Robert J. Miller	Director	February 29, 2016
Robert J. Miller

/s/ Patricia Mulroy	Director	February 29, 2016
Patricia Mulroy

/s/ Clark T. Randt, Jr.	Director	February 29, 2016
Clark T. Randt, Jr.

/s/ Alvin V. Shoemaker	Director	February 29, 2016
Alvin V. Shoemaker

/s/ J. Edward Virtue	Director	February 29, 2016
J. Edward Virtue

/s/ D. Boone Wayson	Director	February 29, 2016
D. Boone Wayson

/s/ Stephen Cootey	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016
Stephen Cootey