Form 10-Q
period 2016-03-31
WYNN RESORTS LTD
filed 2016-05-06
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common stock, $0.01 par value	101,790,911

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,107,253	$2,080,089
Investment securities	178,540	115,297
Receivables, net	188,476	187,887
Inventories	72,604	74,493
Prepaid expenses and other	58,620	48,012
Total current assets	2,605,493	2,505,778
Property and equipment, net	7,633,434	7,477,478
Restricted cash	8,390	2,060
Investment securities	73,374	136,256
Intangible assets, net	110,376	110,972
Other assets	215,493	225,888
Investment in unconsolidated affiliates	—	727
Total assets	$10,646,560	$10,459,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$111,114	$210,372
Current portion of land concession obligation	15,993	16,000
Customer deposits	429,346	436,409
Gaming taxes payable	90,968	98,559
Accrued compensation and benefits	116,045	129,697
Accrued interest	55,496	98,129
Other accrued liabilities	151,654	121,005
Total current liabilities	970,616	1,110,171
Long-term debt	9,408,555	9,149,665
Other long-term liabilities	146,709	141,121
Deferred income taxes, net	39,745	36,357
Total liabilities	10,565,625	10,437,314
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,928,737 and 114,610,441 shares issued; 101,770,439 and 101,571,909 shares outstanding, respectively	1,149	1,146
Treasury stock, at cost; 13,158,298 and 13,038,532 shares, respectively	(1,158,971)	(1,152,680)
Additional paid-in capital	991,872	983,131
Accumulated other comprehensive income	1,927	1,092
Retained earnings	79,697	55,332
Total Wynn Resorts, Limited stockholders' deficit	(84,326)	(111,979)
Noncontrolling interest	165,261	133,824
Total stockholders' equity	80,935	21,845
Total liabilities and stockholders' equity	$10,646,560	$10,459,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Casino	$732,730	$826,099
Rooms	135,592	132,055
Food and beverage	130,444	136,013
Entertainment, retail and other	81,995	90,376
Gross revenues	1,080,761	1,184,543
Less: promotional allowances	(83,083)	(92,305)
Net revenues	997,678	1,092,238
Operating costs and expenses:
Casino	452,540	524,053
Rooms	37,709	36,686
Food and beverage	79,420	76,406
Entertainment, retail and other	38,299	40,294
General and administrative	117,445	122,200
Provision for doubtful accounts	706	6,079
Pre-opening costs	33,769	16,091
Depreciation and amortization	77,971	82,866
Property charges and other	1,521	2,504
Total operating costs and expenses	839,380	907,179
Operating income	158,298	185,059
Other income (expense):
Interest income	3,479	1,692
Interest expense, net of amounts capitalized	(44,772)	(77,983)
Change in swap fair value	(1,825)	(4,609)
Increase in Redemption Note fair value	(5,003)	—
Loss on extinguishment of debt	—	(116,194)
Equity in income from unconsolidated affiliates	16	197
Other	(483)	1,133
Other income (expense), net	(48,588)	(195,764)
Income (loss) before income taxes	109,710	(10,705)
Provision for income taxes	(3,918)	(3,197)
Net income (loss)	105,792	(13,902)
Less: net income attributable to noncontrolling interest	(30,571)	(30,699)
Net income (loss) attributable to Wynn Resorts, Limited	$75,221	$(44,601)
Basic and diluted income (loss) per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$0.74	$(0.44)
Diluted	$0.74	$(0.44)
Weighted average common shares outstanding:
Basic	101,392	101,135
Diluted	101,686	101,135
Dividends declared per common share	$0.50	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$105,792	$(13,902)
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(122)	(849)
Unrealized gain on investment securities, before and after tax	923	61
Total comprehensive income (loss)	106,593	(14,690)
Less: comprehensive income attributable to noncontrolling interest	(30,537)	(30,463)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$76,056	$(45,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interest	Total stockholders' equity
Balances, January 1, 2016	101,571,909	$1,146	$(1,152,680)	$983,131	$1,092	$55,332	$(111,979)	$133,824	$21,845
Net income	—	—	—	—	—	75,221	75,221	30,571	105,792
Currency translation adjustment	—	—	—	—	(88)	—	(88)	(34)	(122)
Net unrealized gain on investment securities	—	—	—	—	923	—	923	—	923
Shares repurchased by the Company and held as treasury shares	(119,766)	—	(6,291)	—	—	—	(6,291)	—	(6,291)
Issuance of restricted stock	318,296	3	—	(3)	—	—	—	—	—
Shares of subsidiary repurchased for share award plan	—	—	—	(740)	—	—	(740)	(285)	(1,025)
Cash dividends declared	—	—	—	—	—	(50,856)	(50,856)	7	(50,849)
Excess tax benefits from stock-based compensation	—	—	—	10	—	—	10	—	10
Stock-based compensation	—	—	—	9,474	—	—	9,474	1,178	10,652
Balances, March 31, 2016	101,770,439	$1,149	$(1,158,971)	$991,872	$1,927	$79,697	$(84,326)	$165,261	$80,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$105,792	$(13,902)
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	77,971	82,866
Deferred income taxes	3,397	2,621
Stock-based compensation expense	10,628	10,696
Excess tax benefits from stock-based compensation	(10)	(335)
Amortization of deferred financing costs and other	6,108	6,515
Loss on extinguishment of debt	—	116,194
Provision for doubtful accounts	706	6,079
Property charges and other	2,770	2,200
Equity in income of unconsolidated affiliates, net of distributions	—	(197)
Change in swap fair value	1,825	4,609
Increase in Redemption Note fair value	5,003	—
Decrease in cash from changes in:
Receivables, net	(1,303)	(58,832)
Inventories and prepaid expenses and other	(13,809)	(1,154)
Customer deposits	(6,888)	(44,265)
Accounts payable and accrued expenses	(76,817)	(128,108)
Net cash provided by (used in) operating activities	115,373	(15,013)
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(273,162)	(519,644)
Return of investment in unconsolidated affiliates	727	—
Purchase of investment securities	(4,991)	(89,898)
Proceeds from sale or maturity of investment securities	4,750	88,154
Purchase of other assets	(1,194)	(1,222)
Proceeds from sale of assets	1,149	1,013
Net cash used in investing activities	(272,721)	(521,597)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	584
Excess tax benefits from stock-based compensation	10	335
Dividends paid	(50,571)	(346,812)
Proceeds from issuance of long-term debt	250,665	2,061,059
Repayments of long-term debt	—	(1,422,374)
Restricted cash	(6,329)	(163,871)
Repurchase of common stock	(6,291)	(6,912)
Shares of subsidiary repurchased for share award plan	(1,025)	(689)
Payments for financing costs	(1,637)	(124,754)
Net cash provided by (used in) financing activities	184,822	(3,434)
Effect of exchange rate on cash	(310)	(212)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	27,164	(540,256)
Balance, beginning of period	2,080,089	2,182,164
Balance, end of period	$2,107,253	$1,641,908

Supplemental cash flow disclosures:
Cash transactions:
Cash paid for interest, net of amounts capitalized	$81,483	$117,305
Non-cash transactions:
Stock-based compensation capitalized into construction	$24	$66
Change in accounts and construction payables related to property and equipment	$(49,353)	$(23,318)
Change in dividends payable on unvested restricted stock included in accrued liabilities	$278	$837
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

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and casino spaces, in the Cotai area of Macau. The Company expects to open Wynn Palace in the third quarter of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct, Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston. Wynn Boston Harbor will be located on a 33-acre site along the Mystic River and will contain a hotel, a waterfront boardwalk, meeting space, casino space, a spa, retail offerings and food and beverage outlets. The Company has begun site remediation, site preparation and pre-construction activities.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as disclosed in Note 2 under "Summary of Significant Accounting Policies: Prior Period Adjustments") necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 -    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In April 2016, the Company dissolved its 50%-owned joint venture operating the Ferrari and Maserati automobile dealership inside Wynn Las Vegas, which was closed in October 2015 and was accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the previous year have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in purchase of other assets in investing activities, is now presented in capital expenditures in investing activities.  The amount of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

deposits on property and equipment that have been reclassified for the three months ended March 31, 2015 was $23.9 million. The reclassification had no effect on the previously reported net cash used in investing activities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar-denominated and foreign currency-denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $807.1 million and $846.3 million at March 31, 2016 and December 31, 2015, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1.30 billion and $1.23 billion as of March 31, 2016 and December 31, 2015, respectively.

Restricted Cash

At March 31, 2016 and December 31, 2015, the Company's non-current restricted cash consisted of cash held in trust in accordance with the Company's majority owned subsidiary's share award plan.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds and commercial paper reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. The Company's investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of March 31, 2016 and December 31, 2015, approximately 85.1%, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Financing Costs

Direct and incremental costs incurred and original issue discounts and premiums in connection with the issuance of long-term debt are deferred and amortized to interest expense using the effective interest method or, if the amounts approximate the effective interest method, on a straight-line basis. Deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities are presented in noncurrent assets on the Condensed Consolidated Balance Sheets. All other deferred financing costs are presented as a direct reduction of long-term debt on the Condensed Consolidated Balance Sheets. See the Recently Issued and Adopted Accounting Standards section below for details on the presentation change of deferred financing costs.

Redemption Price Promissory Note

The Company records the Redemption Price Promissory Note (the "Redemption Note") at fair value in accordance with applicable accounting guidance. As of March 31, 2016 and December 31, 2015, the fair value of the Redemption Note was $1.89 billion and $1.88 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows, as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. ("Aruze"), Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") (see Note 14 "Commitments and Contingencies"); the outcome of on-going investigations of Aruze by the U.S. Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than the contractual life of the Redemption Note.

In determining the appropriate discount rate to be used in the estimated present value, the Company considered the Redemption Note's subordinated position and credit risk relative to all other debt in the Company's capital structure and credit ratings associated with the Company's traded debt. Observable inputs for the risk free rate were based on Federal Reserve rates for U.S. Treasury securities and the credit risk spread was based on a yield curve index of similarly rated debt.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts, other cash incentives related to casino play and commissions rebated through games promoters to customers are recorded as a reduction to casino revenues. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives, which are required to be recorded as a reduction of revenue; consequently, the Company's casino revenues are reduced by discounts, commissions and points earned by customers from the Company's loyalty programs.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Rooms	$43,720	$47,826
Food and beverage	33,420	37,341
Entertainment, retail and other	5,943	7,138
	$83,083	$92,305

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Rooms	$12,329	$13,393
Food and beverage	27,609	29,494
Entertainment, retail and other	3,732	4,419
	$43,670	$47,306

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $278.7 million and $330.0 million for the three months ended March 31, 2016 and 2015, respectively.

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, such as cash equivalents, restricted cash, available-for-sale securities, interest rate swaps and the Redemption Note, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	March 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$807,101	$1,188	$805,913	—
Restricted cash	$8,390	$8,390	—	—
Available-for-sale securities	$251,914	—	$251,914	—

Liabilities:
Interest rate swaps	$1,202	—	$1,202	—
Redemption Note	$1,889,405	—	$1,889,405	—

		Fair Value Measurements Using:
	December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$846,281	$186	$846,095	—
Interest rate swaps	$726	—	$726	—
Restricted cash	$2,060	$2,060	—	—
Available-for-sale securities	$251,553	—	$251,553	—

Liabilities:
Interest rate swaps	$108	—	$108	—
Redemption Note	$1,884,402	—	$1,884,402	—

As of March 31, 2016 and December 31, 2015 approximately 15% and 16%, respectively, of the Company's cash equivalents categorized as Level 2 were deposits held in foreign currencies.

Recently Issued and Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2016, the FASB issued an accounting standards update, which changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In January 2016, the FASB issued an accounting standards update requiring all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This update eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In July 2015, the FASB issued an accounting standards update which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this standard will have a material effect on the Company's financial condition, results of operations, or cash flows.

In April 2015, the FASB issued an accounting standards update that requires deferred financing costs related to a recognized debt liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, deferred financing costs related to line-of-credit arrangements will continue to be presented as an asset and subsequently amortized ratably over the term of the arrangement. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $63.1 million incurred in connection with the issuance of the Company's long-term debt (excluding revolving credit facilities) being reclassified from noncurrent assets to a direct reduction of the long-term debt balance. The presentation of the $41.3 million of net deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities as of December 31, 2015, are not affected by the adoption of this new accounting guidance and are included in other assets on the Condensed Consolidated Balance Sheet.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update which defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Prior Period Adjustments

During the three months ended March 31, 2016, the Company identified $21.9 million and $3.7 million of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014, respectively. Considering both quantitative and qualitative factors, the Company has determined the amounts were immaterial to any previously issued financial statements and would be immaterial to the expected full year results for 2016. Accordingly, the Company corrected these immaterial amounts during the three months ended March 31, 2016, resulting in a decrease to interest expense of $25.6 million and increases to net income attributable to Wynn Resorts, Limited of $18.5 million and basic and diluted net income per common share of $0.18. Had these amounts been corrected in the appropriate periods, it would have resulted in a decrease to interest expense of $5.1 million and increases to net income attributable to Wynn Resorts, Limited of $3.7 million and basic and diluted net income per common share of $0.04, for the three months ended March 31, 2015.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$75,221	$(44,601)

Denominator:
Weighted average common shares outstanding	101,392	101,135
Potential dilutive effect of stock options and restricted stock	294	—
Weighted average common and common equivalent shares outstanding	101,686	101,135

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$0.74	$(0.44)
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$0.74	$(0.44)

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	785	1,757

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2015	$2,343	$(1,251)	$1,092
Current period other comprehensive income (loss)	(88)	923	835
March 31, 2016	$2,255	$(328)	$1,927

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	March 31, 2016				December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$241,290	$82	$(414)	$240,958	$243,857	$—	$(1,243)	$242,614
Commercial paper	10,952	4	—	10,956	8,947	—	(8)	8,939
	$252,242	$86	$(414)	$251,914	$252,804	$—	$(1,251)	$251,553

For investments with unrealized losses as of March 31, 2016 and December 31, 2015, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair values of these investment securities at March 31, 2016, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$178,540
Due after one year through two years	63,062
Due after two years through three years	10,312
$251,914

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Casino	$189,467	$190,294
Hotel	18,954	20,661
Retail leases and other	36,145	43,989
	244,566	254,944
Less: allowance for doubtful accounts	(56,090)	(67,057)
	$188,476	$187,887

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$806,431	$804,512
Buildings and improvements	3,986,200	3,975,419
Furniture, fixtures and equipment	1,827,946	1,809,938
Leasehold interests in land	316,542	316,681
Airplanes	194,412	194,412
Construction in progress	3,409,355	3,217,117
	10,540,886	10,318,079
Less: accumulated depreciation	(2,907,452)	(2,840,601)
	$7,633,434	$7,477,478

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace and Wynn Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility (as amended September 2015), due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.34% and 2.08% at March 31, 2016 and December 31, 2015), net of debt issuance costs and original issue discount of $33,343 at March 31, 2016 and $35,112 at December 31, 2015	$2,273,518	$2,272,200
Senior Revolving Credit Facility (as amended September 2015), due September 2020; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.30% and 2.07% at March 31, 2016 and December 31, 2015)	581,466	431,172
5 1/4% Senior Notes, due October 15, 2021, net of debt issuance costs and original issue premium of $7,604 at March 31, 2016 and $7,896 at December 31, 2015	1,342,396	1,342,104
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due November 2020; interest at base rate plus 0.75% or LIBOR plus 1.75% (2.19% and 1.99% at March 31, 2016 and December 31, 2015), net of debt issuance costs of $14,909 at March 31, 2016 and $15,712 at December 31, 2015	155,424	54,288
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $7,526 at March 31, 2016 and $7,791 at December 31, 2015	892,474	892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $3,094 at March 31, 2016 and $3,183 at December 31, 2015	496,906	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $23,034 at March 31, 2016 and $23,527 at December 31, 2015	1,776,966	1,776,473
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $47,039 at March 31, 2016 and $52,041 at December 31, 2015	1,889,405	1,884,402
	9,408,555	9,149,665
Current portion of long-term debt	—	—
	$9,408,555	$9,149,665

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.27 billion equivalent fully funded senior secured term loan facility and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility"). As of March 31, 2016, the Company had $168.5 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

Wynn America Credit Facilities

The Company's credit facilities include an $875 million senior secured term loan facility ("Wynn America Senior Term Loan Facility") and a $375 million senior secured revolving credit facility (the "Wynn America Senior Revolving Credit Facility" and together with the Wynn America Senior Term Loan Facility, the "Wynn America Credit Facilities"). As of March 31, 2016, the Company had $1.07 billion of available borrowing capacity under the Wynn America Credit Facilities, net of $8.2 million in outstanding letters of credit. The available borrowing capacity consists of $704.7 million under the Wynn America Senior Term Loan Facility with an available borrowing period up to June 30, 2016 and the full amount of $375 million available under the Wynn America Senior Revolving Credit Facility.
First Mortgage Notes due 2020
On February 10, 2015, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited (together, the "Issuers") commenced a cash tender offer for any and all of the outstanding aggregate

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

principal amounts of the 7 7/8% First Mortgage Notes due May 1, 2020 and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "2020 Notes"). The premium portion of the aggregate total consideration was $98.9 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations. In connection with the cash tender, the Company expensed $17.2 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations.

Debt Covenant Compliance

As of March 31, 2016, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of March 31, 2016 and December 31, 2015 was approximately $7.18 billion and $6.86 billion, respectively, compared to its carrying value of $7.52 billion and $7.27 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Note 9 - Interest Rate Swaps

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company currently has three interest rate swap agreements which convert a portion of its variable-rate borrowings under the Wynn Macau Senior Term Loan Facility to a fixed rate. Under the agreements, the Company pays a fixed interest rate on notional amounts corresponding to borrowings in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR or HIBOR at the time of payment. The fair value of the interest rate swaps are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income as these agreements do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented in the accompanying Consolidated Statements of Operations.

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

As of March 31, 2016, interest rate swaps of $1.2 million were included in other long-term liabilities in the accompanying Consolidated Balance Sheet. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Consolidated Balance Sheet. These interest rate swaps mature in July 2017.

Note 10 - Related Party Transactions

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.5 million and $1.0 million as of March 31, 2016 and December 31, 2015, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Property Charges and Other

Property charges and other for the three months ended March 31, 2016 and 2015 of $1.5 million and $2.5 million, respectively, consisted primarily of miscellaneous renovations and abandonments at the Company's resorts.

Note 12 - Noncontrolling Interest

On March 31, 2015, WML paid a dividend of HK$1.05 per share for a total of $702.6 million. The Company's share of this dividend was $507.1 million with a reduction of $195.5 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheets.

Note 13 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Casino	$2,272	$2,406
Rooms	74	120
Food and beverage	324	374
Entertainment, retail and other	18	30
General and administrative	7,823	7,730
Pre-opening costs	117	36
Total stock-based compensation expense	10,628	10,696
Total stock-based compensation capitalized	24	66
Total stock-based compensation costs	$10,652	$10,762

Note 14 - Commitments and Contingencies

Cotai Development and Land Concession Contract

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and casino spaces, in the Cotai area of Macau.

In September 2011, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML, and Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, formally accepted the terms and conditions of a land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2, 2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. As of March 31, 2016 and December 31, 2015, the remaining $16.0 million obligation was recorded as a current liability. The Company also is required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau SA and Palo, executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20.6 billion (approximately $2.7 billion). The performance of the general contractor is backed by a full completion guarantee given by CIMIC Group Limited (formerly Leighton Holdings Limited), the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price.  We have assessed certain liquidated damages for the general contractor’s failure to complete certain interim milestones in accordance with the time prescribed in the GMP contract.  The general contractor has requested

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the reversal of liquidated damages, additional compensation and extensions of time.  We view our assessment of liquidated damages as fully supported by the terms of the GMP contract and we view the general contractor’s requests as unfounded and intend to adhere to the terms of the GMP contract as agreed with the general contractor. The Company expects to open the property in the third quarter of 2016.

As of March 31, 2016, the Company has incurred approximately $3.7 billion of the approximately $4.2 billion total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of the Company’s directors.  In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them.  On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss.  Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.  The motion to sever is scheduled to be heard by the court on May 26, 2016.

The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The indenture for Wynn Las Vegas, LLC's 5 1/2% Senior Notes due 2025 (the "2025 Indenture") provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn’s cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

The Company's Complaint and the Okada Parties' Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties' motion to dismiss the Counterclaim with respect to the Okada Parties' claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties' motion to dismiss the Company's Complaint. On April 22, 2013, the Company filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, the Company filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and the Company's General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and the Company filed an answer to that pleading on December 16, 2013. On September 16, 2014, Aruze filed a motion for partial summary judgment related to its counterclaim alleging the Company's directors violated the terms of the Articles by failing to pay Aruze fair value for the redeemed shares. At a hearing held on October 21, 2014, the court denied Aruze's motion. On October 10, 2014, the Okada Parties filed a motion for partial judgment on the pleadings principally to seek dismissal of certain breach of fiduciary claims against Mr. Okada included in the Company's Complaint. On November 13, 2014, the court denied the motion and issued an order setting the trial and trial-related dates. On April 14, 2016, the court entered a new stipulation between the parties for a discovery schedule closing on November 1, 2016. The trial is scheduled to begin on February 6, 2017.

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

Litigation Commenced by Kazuo Okada

Japan Action:

On August 28, 2012, Mr. Okada, Universal Entertainment Corporation and Okada Holdings ("Okada Japan Parties") filed a complaint in Tokyo District Court against the Wynn Parties, alleging that the press release issued by Wynn Resorts with respect to the redemption has damaged plaintiffs' social evaluation and credibility. The Okada Japan Parties seek damages and legal fees from the Wynn Parties. After asking the Okada Japan Parties to clarify the allegations in their complaint, the Wynn Parties objected to the jurisdiction of the Japanese court. On April 30, 2013, the Wynn Parties filed a memorandum in support of their jurisdictional position. On October 21, 2013, the court dismissed the action on jurisdictional grounds. On November 1, 2013, the Okada Japan Parties filed an appeal moving the matter to the Tokyo High Court. On June 11, 2014, the Tokyo High Court ruled in favor of the Wynn Parties and upheld the motion for dismissal. On June 25, 2014, the Okada Japan Parties filed a notice of appeal to the Supreme Court of Japan. The Supreme Court of Japan dismissed the appeal as to all of the individuals (including the Company directors) in February 2016 and as to Wynn Resorts in March 2016, thus upholding the motion for dismissal of the Okada Japan Parties' defamation action against the Wynn Parties.

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

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Resorts is building Wynn Palace was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Okada Parties recently released one of the defendants from the lawsuit. The Macau Court has served the complaint on all of the remaining defendants and the Wynn Macau Parties are in the process of preparing a response.

The Company believes these actions commenced by the Okada Parties discussed above are without merit and will vigorously defend the Wynn Macau Parties against them.  Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all Company directors, including Mr. Okada; however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company's officers and directors complied with federal and state laws and the Company's Code of Conduct; (b) voting to allow the Company's subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument is scheduled for May 2016.

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

Revere Action: On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, ("IBEW"), filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun ("Mohegan"), the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. Oral argument on these motions was heard on September 22, 2015. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW have sought immediate appellate review of the dismissal of their claims and the MGC has requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. The MGC filed a Notice of Appeal on January 29, 2016. The Notice of Appeal is currently pending before the Massachusetts Appeals Court.

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

Boston Action: On January 5, 2015, the City of Boston filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court for certiorari and declaratory relief in connection with the MGC's award of the license to Wynn MA. The complaint seeks to contest the MGC's decision that Boston is a surrounding community, rather than a host community to Wynn Boston Harbor. On May 20, 2015, the City of Boston filed an amended complaint requesting the court to nullify and vacate all decisions made by the MGC leading to and resulting in MGC's license award to Wynn MA; to declare invalid the MGC's regulations regarding the arbitration of surrounding community agreements; and to issue a declaration disqualifying all gaming commissioners from further participating in the gaming licensing process for Region A. The MGC filed a motion to dismiss Boston's amended complaint. Oral argument was heard on September 22, 2015. On December 3, 2015, the court granted the MGC's motion and dismissed the City of Boston's amended complaint. In January 2016, all actions among the City of Boston, Wynn MA and the MGC were resolved through a settlement set forth in a Surrounding Community Agreement.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Wynn MA is not named in the above complaints. The MGC has retained private legal representation at its own nontaxpayer-funded expense.

On August 28, 2015, the Secretary of Energy and Environmental Affairs issued a certificate determining that Wynn MA's Second Supplemental Final Environmental Impact Report ("Report") submitted with respect to the project "adequately and properly complies" with the Massachusetts environmental and implementing regulations. On September 29, 2015, following the issuance of this certificate, the City of Boston filed a complaint against Wynn MA in Suffolk Superior Court seeking declaratory judgment that the certificate issued to Wynn MA is invalid due to an alleged failure to comply with certain provisions of the state environmental regulations and seeking to restrain Wynn MA from causing damage to the environment. In addition, on September 29, 2015, the City of Somerville filed a complaint against Wynn MA and the MGC in Suffolk Superior Court alleging that Wynn MA's Report failed to comply with certain provisions of the state environmental regulations and seeking declaratory relief with respect to the effect of the issuance of Wynn MA's gaming license. All City of Boston claims have been resolved by settlement between Wynn MA and the City of Boston. Wynn MA has until June 30, 2016 to respond to the City of Somerville's complaint.

On February 11, 2016, City of Somerville filed an appeal challenging the draft waterways license ("Chapter 91 License") issued by the Massachusetts Department of Environmental Protection ("MassDEP") on January 22, 2016. The Chapter 91 License authorized Wynn MA's proposed remediation and redevelopment of the project site. The City of Somerville challenges the Chapter 91 License contending that it fails to conform to the Waterways Regulations and that certain prerequisites to its issuance are "...flawed and based on legally untenable grounds and are the subject of pending appeals." The appeal is pending before MassDEP's Office of Appeals and Dispute Resolution and an administrative hearing has been set for June 2, 2016. Until the resolution of this appeal, Wynn MA cannot commence construction activities within the portion of the project site that is within Chapter 91 License jurisdiction.

The Company will vigorously defend Wynn MA against the claims. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 15 - Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recorded tax expense of $3.9 million and $3.2 million, respectively. The Company's income tax expense for the three months ended March 31, 2016 and 2015 is primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of WML to be permanently invested. The Company recorded deferred U.S. income taxes of $2.9 million with respect to amounts not considered permanently invested. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. FTCs should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. The Company recognized minimal income tax benefits related to excess tax deductions associated with stock compensation costs for the three months ended March 31, 2016 and $0.3 million for the same period of 2015.

In assessing the need for a valuation allowance, the Company relies solely on the reversal of net taxable temporary differences. The valuation allowance for foreign tax credits was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in foreign source income during the 10-year foreign tax credit carryover period.

Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the three months ended March 31, 2016 and 2015, the Company was exempt from the payment of $11.3 million and $13.8 million, respectively, in such taxes. The Company's non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of 15.5 million Macau patacas (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends was effective through

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.

The Company has participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2013 through 2015 tax years and will continue to participate in the IRS CAP for the 2016 tax year. In February 2016, the IRS completed an examination of the 2014 U.S. tax return and had no changes.

In April 2016, the Financial Services Bureau commenced an examination of the 2011 and 2012 Macau income tax returns of Palo. Since the examination is in its initial stages, the Company is unable to determine if it will conclude within the next 12 months. The Company believes that its liability for uncertain tax positions is adequate with respect to these years.

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

The Company's projects under development are Wynn Palace and Wynn Boston Harbor. In the following tables, the assets of Wynn Boston Harbor are included in Corporate and Other. Other Macau primarily represents cash and cash equivalents held at the Company's Macau holding company. The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues
Macau Operations	$608,243	$705,357
Las Vegas Operations	389,435	386,881
Total	$997,678	$1,092,238
Adjusted Property EBITDA (1)
Macau Operations	$191,245	$212,342
Las Vegas Operations	109,024	110,677
Total	300,269	323,019
Other operating costs and expenses
Pre-opening costs	33,769	16,091
Depreciation and amortization	77,971	82,866
Property charges and other	1,521	2,504
Corporate expenses and other	18,183	25,642
Stock-based compensation	10,511	10,660
Equity in income from unconsolidated affiliates	16	197
Total other operating costs and expenses	141,971	137,960
Operating income	158,298	185,059
Non-operating income and expenses
Interest income	3,479	1,692
Interest expense, net of amounts capitalized	(44,772)	(77,983)
Change in swap fair value	(1,825)	(4,609)
Increase in Redemption Note fair value	(5,003)	—
Loss on extinguishment of debt	—	(116,194)
Equity in income from unconsolidated affiliates	16	197
Other	(483)	1,133
Total other non-operating income and expenses	(48,588)	(195,764)
Income (loss) before income taxes	109,710	(10,705)
Provision for income taxes	(3,918)	(3,197)
Net income (loss)	$105,792	$(13,902)

(1)
"Adjusted Property EBITDA" is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its properties with those of its competitors. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	March 31, 2016	December 31, 2015
Assets
Macau
Macau Operations	$1,320,347	$1,331,312
Wynn Palace	3,648,501	3,439,041
Other Macau	568,397	570,959
Total Macau	5,537,245	5,341,312
Las Vegas Operations	3,119,811	3,145,713
Corporate and other	1,989,504	1,972,134
	$10,646,560	$10,459,159

Note 17 - Subsequent Events

On April 14, 2016, the Company's Board of Directors authorized the Company to repurchase a total of up to $1 billion of the Company's outstanding shares, increasing the previous available repurchase authorization by approximately $420 million. The repurchase program may include repurchases from time to time through open market purchases or negotiated transactions, depending upon market conditions.

On April 27, 2016, WML paid a dividend of HK$0.60 per share for a total of $401.9 million. The Company's share of this dividend was $290.1 million with a reduction of $111.8 million to noncontrolling interest in the accompanying Consolidated Balance Sheet.

On May 5, 2016, the Company announced a cash dividend of $0.50 per share, payable on May 26, 2016 to stockholders of record as of May 17, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2015. Unless the context otherwise requires, all references herein to the "Company," "we," "us" or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own 72% of Wynn Macau, Limited and operate Wynn Macau and Encore at Wynn Macau, which we refer to as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are developing Wynn Palace, an integrated casino resort in the Cotai area of Macau, as well as Wynn Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau | Encore is located.

Wynn Macau | Encore features the following as of April 15, 2016:

•	Approximately 284,000 square feet of casino space offering 24-hour gaming and a full range of games with 488 table games and 774 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Casual and fine dining in eight restaurants;

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

Wynn Las Vegas | Encore features the following as of April 15, 2016:

•
Approximately 186,000 square feet of casino space, offering 24-hour gaming and a full range of games with 238 table games and 1,887 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

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

In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We plan to transform the dealership and adjacent space into more than 75,000 square feet of additional high-end retail space.

Future Development

We are currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and casino spaces, in the Cotai area of Macau. We have a $2.7 billion guaranteed maximum price ("GMP") contract for the project's construction costs. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.2 billion. As of March 31, 2016, we have invested approximately $3.7 billion in the project. We expect to open Wynn Palace on Cotai in the third quarter of 2016.

In November 2014, the Company was awarded a gaming license to develop and construct Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston. Wynn Boston Harbor will be located on a 33-acre site along the Mystic River and will contain a hotel, a waterfront boardwalk, meeting space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be between $1.9 billion and $2.1 billion. We have begun site remediation, site preparation and pre-construction activities.

We continually seek out new opportunities for additional gaming or related businesses, in the United States, and worldwide.

Key Operating Measures

Certain key operating measures specific to the gaming industry are included in our discussion of our operational performance for the periods for which Condensed Consolidated Statements of Operations are presented. Below are definitions of these key operating measures discussed:

•	Table drop for our Macau Operations is the amount of cash that is deposited in a gaming table's drop box plus cash chips purchased at the casino cage.

•	Table drop for our Las Vegas Operations is the amount of cash and net markers issued that are deposited in a gaming table's drop box.

•	Turnover is the sum of all losing rolling chip wagers within our Macau Operations' VIP program.

•	Table games win is the amount of table drop or turnover that is retained and recorded as casino revenues.

•	Rolling chips are identifiable chips that are used to track turnover for purposes of calculating incentives.

•	Slot win is the amount of handle (representing the total amount wagered) that is retained by us and is recorded as casino revenues.

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

Results of Operations

Summary first quarter 2016 results

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015	Percent Change
Net revenues	$997,678	$1,092,238	(8.7)
Net income (loss) attributable to Wynn Resorts, Limited	$75,221	$(44,601)	NM
Diluted net income (loss) per share	$0.74	$(0.44)	NM
Adjusted Property EBITDA	$300,269	$323,019	(7.0)
NM - not meaningful

During the three months ended March 31, 2016, our net income attributable to Wynn Resorts, Limited was $75.2 million, resulting in diluted net income per share of $0.74. During the three months ended March 31, 2015 we experienced a net loss attributable to Wynn Resorts, Limited of $44.6 million, primarily due to $116.2 million in losses from the extinguishment of debt related to the purchase of the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes") pursuant to a cash tender offer.

Adjusted Property EBITDA decreased year-over-year by 7.0%, from $323.0 million for the three months ended March 31, 2015 to $300.3 million for the same period of 2016. Our results reflect continued weak performance from our Macau Operations, with year-over-year decreases in VIP turnover and mass market table drop of 21.4% and 5.6%, respectively. The VIP turnover reduction is a result of the current economic and political conditions in Macau and China as well as the effect of regional economic factors on gaming promoters and our premium customers.  We continue to experience a significant slowdown in activity from our premium customers with a reduction in overall visitation to our Macau Operations.

Financial results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Percent Change
Net revenues
Macau Operations	$608,243	$705,357	(13.8)
Las Vegas Operations	389,435	386,881	0.7
	$997,678	$1,092,238	(8.7)

Net revenues decreased 8.7%, or $94.6 million, to $997.7 million for the three months ended March 31, 2016, from $1.09 billion for the same period in 2015. The continued decline is primarily due to a $92.6 million decrease in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Percent Change
Net revenues
Casino revenues	$732,730	$826,099	(11.3)
Non-casino revenues	264,948	266,139	(0.4)
	$997,678	$1,092,238	(8.7)

Casino revenues were 73.4% of total net revenues for the three months ended March 31, 2016, compared to 75.6% for the same period of 2015, while non-casino revenues were 26.6% of total net revenues, compared to 24.4% for the same period of 2015, reflecting the relative stability in non-casino revenues notwithstanding the declines in casino revenues.

Casino revenues

Casino revenues decreased 11.3%, or $93.4 million, to $732.7 million for the three months ended March 31, 2016, from $826.1 million in the same period of 2015. The decline is primarily due to our Macau Operations, which experienced a year-over-year decrease in casino revenues of 13.9% from $664.3 million to $571.8 million. Our VIP gaming operations drove the Macau Operations casino revenues reduction, with $13.47 billion in VIP turnover for the three months ended March 31, 2016, compared to $17.13 billion for the same period of 2015. In addition, our mass market gaming operations contributed to the decline in casino revenues from our Macau Operations with a 5.6% decrease in table drop combined with a reduction in table games win percentage of 1.3 percentage points.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day).

	Three Months Ended March 31,
	2016	2015	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$571,770	$664,320	$(92,550)	(13.9)
Average number of table games	435	466	(31)	(6.7)
VIP
Average number of table games	189	252	(63)	(25.0)
VIP turnover	$13,469,939	$17,127,666	$(3,657,727)	(21.4)
Table games win	$378,652	$480,364	$(101,712)	(21.2)
VIP win as a % of turnover	2.81%	2.80%	0.01
Table games win per unit per day	$21,967	$21,147	$820	3.9
Mass market
Average number of table games	245	214	31	14.5
Table drop	$1,210,100	$1,281,414	$(71,314)	(5.6)
Table games win	$247,500	$279,560	$(32,060)	(11.5)
Table games win %	20.5%	21.8%	(1.3)
Table games win per unit per day	$11,092	$14,517	$(3,425)	(23.6)

Average number of slot machines	781	649	132	20.3
Slot machine handle	$1,096,337	$1,039,615	$56,722	5.5
Slot machine win	$50,440	$47,777	$2,663	5.6
Slot machine win per unit per day	$710	$818	$(108)	(13.2)

Las Vegas Operations:
Total casino revenues	$160,960	$161,779	$(819)	(0.5)
Average number of table games	237	237	—	—
Table drop	$475,162	$573,612	$(98,450)	(17.2)
Table games win	$125,046	$135,679	$(10,633)	(7.8)
Table games win %	26.3%	23.7%	2.6
Table games win per unit per day	$5,792	$6,351	$(559)	(8.8)

Average number of slot machines	1,889	1,854	35	1.9
Slot machine handle	$717,460	$762,184	$(44,724)	(5.9)
Slot machine win	$49,584	$48,417	$1,167	2.4
Slot machine win per unit per day	$289	$290	$(1)	(0.3)

Non-casino revenues

Non-casino revenues were $264.9 million for the three months ended March 31, 2016, compared to $266.1 million for the same period of 2015.

Room revenues increased 2.7%, or $3.5 million, to $135.6 million for the three months ended March 31, 2016, from $132.1 million for the same period of 2015. Our Las Vegas Operations experienced an increase of $5.5 million driven by an ADR increase of 5.3%, offset by a decrease of $2.0 million from our Macau Operations.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations.

	Three Months Ended March 31,
	2016	2015	Percent Change (a)
Macau Operations:
Total room revenues (dollars in thousands)	$30,453	$32,415	(6.1)
Occupancy	94.8%	97.5%	(2.7)
ADR	$324	$331	(2.1)
REVPAR	$307	$323	(5.0)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$105,139	$99,640	5.5
Occupancy	81.7%	83.0%	(1.3)
ADR	$298	$283	5.3
REVPAR	$243	$235	3.4
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 4.1%, or $5.6 million, to $130.4 million for the three months ended March 31, 2016, from $136.0 million for the same period of 2015. We experienced decreases from our Las Vegas Operations and Macau Operations of $3.5 million and $2.1 million, respectively. Our Las Vegas Operations decreased primarily due to one of our nightclubs being closed for re-branding during the three months ended March 31, 2016, while the decrease from our Macau Operations was mainly from a decline in revenues at our restaurants.

Entertainment, retail and other revenues decreased 9.3%, or $8.4 million, to $82.0 million for the three months ended March 31, 2016, from $90.4 million for the same period of 2015. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 10.0%, or $9.2 million, to $83.1 million for the three months ended March 31, 2016, from $92.3 million for the same period of 2015. As a percentage of total casino revenues, promotional allowances were 11.3% for the three months ended March 31, 2016, compared to 11.2% for the same period of 2015.

Operating costs and expenses

Operating costs and expenses decreased 7.5%, or $67.8 million, to $839.4 million for the three months ended March 31, 2016, from $907.2 million for the same period of 2015, mainly from a decrease in casino expenses.

Casino expenses decreased 13.6%, or $71.5 million, to $452.5 million for the three months ended March 31, 2016, from $524.1 million for the same period of 2015, primarily due to lower gaming taxes from the 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 13.9% decrease in casino revenues at our Macau Operations.

Room expenses increased 2.8%, or $1.0 million, to $37.7 million for the three months ended March 31, 2016, from $36.7 million for the same period of 2015, primarily due to an increase in payroll related expenses from our Las Vegas Operations.

Food and beverage expenses increased 3.9%, or $3.0 million, to $79.4 million for the three months ended March 31, 2016, from $76.4 million for the same period of 2015. The increase was primarily due to an increase in payroll related expenses from our Las Vegas Operations.

Entertainment, retail, and other expenses decreased 5.0%, or $2.0 million, to $38.3 million for the three months ended March 31, 2016, from $40.3 million for the same period of 2015. The decrease was commensurate with the decrease in entertainment, retail and other revenues for the period.

General and administrative expenses decreased 3.9%, or $4.8 million, to $117.4 million for the three months ended March 31, 2016, from $122.2 million in the same period of 2015. The decrease was due to a decrease of $7.4 million in corporate related expenses, offset by increases from our Las Vegas Operations and Macau Operations of $1.8 million and $0.8 million, respectively.

Provision for doubtful accounts decreased $5.4 million to $0.7 million for the three months ended March 31, 2016, compared to $6.1 million for the same period of 2015. The change in the provision was primarily due to the collection of an account in Macau that resulted in a $6.7 million reversal of the previously recorded allowance for doubtful accounts.

Pre-opening costs were $33.8 million for the three months ended March 31, 2016, compared to $16.1 million for the same period of 2015 and were associated with the design and planning for our development projects. During the three months ended March 31, 2016, we incurred pre-opening costs of $26.3 million related to Wynn Palace, $6.8 million related to Wynn Boston Harbor and $0.7 million at Wynn Las Vegas. During the three months ended March 31, 2015, we incurred pre-opening costs of $9.5 million and $6.6 million related to Wynn Palace and Wynn Boston Harbor, respectively.

Depreciation and amortization decreased 5.9%, or $4.9 million, to $78.0 million for the three months ended March 31, 2016, from $82.9 million for the same period of 2015. The decrease is primarily due to a change in estimated useful lives of buildings and improvements for Wynn Macau, which was effective September 1, 2015, to more accurately reflect the estimated periods during which these assets are expected to remain in service.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$93,171	$88,843	4.9
Capitalized interest	(48,400)	(10,860)	345.7
	$44,772	$77,983	(42.6)

Weighted average total debt balance	$9,402,706	$7,525,217
Weighted average interest rate	3.95%	4.69%

Interest expense decreased 42.6%, or $33.2 million, to $44.8 million for the three months ended March 31, 2016, from $78.0 million for the same period of 2015, primarily due to an increase in capitalized interest of $37.5 million. During the first quarter of 2016, we corrected immaterial amounts of additional interest of $25.6 million that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Had these amounts been corrected in the appropriate periods, the capitalized interest for the three months ended March 31, 2015, would have been $5.1 million higher. For further information, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies." Interest cost increased $4.3 million to $93.2 million for the three months ended March 31, 2016, due to an increase in our weighted average total debt balance, offset by a decrease in our weighted average interest rate.

Other non-operating income and expenses

During the three months ended March 31, 2016, we recognized a loss of $5.0 million from the change in fair value of the Redemption Note as a result of changes in certain variables to calculate the estimated fair value. No change was recognized in the same period of 2015. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."
We incurred a loss of $116.2 million on the extinguishment of debt for the three months ended March 31, 2015, in connection with the cash tender offer of the 2020 Notes. We expensed $98.9 million for the consideration to holders who tendered, $17.2 million of unamortized deferred financing costs and original issue discount, and $0.1 million in other fees incurred. We incurred no loss on extinguishment of debt for the three months ended March 31, 2016.

We incurred losses of $1.8 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $3.5 million for the three months ended March 31, 2016, compared to $1.7 million for the three months ended March 31, 2015. During 2016 and 2015, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income taxes
For the three months ended March 31, 2016 and 2015, we recorded a tax expense of $3.9 million and $3.2 million, respectively. Our income tax expense in the three months ended March 31, 2016 and 2015 is primarily related to an increase in the domestic valuation allowance for U.S. foreign tax credits ("FTCs") that are expected to provide a U.S. tax benefit in future years.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of Wynn Macau, Limited to be permanently invested. We recorded deferred U.S. income taxes of $2.9 million with respect to amounts not considered permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. foreign tax credits should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. We recognized minimal income tax benefits related to excess tax deductions associated with stock compensation costs for the three months ended March 31, 2016 and $0.3 million for the same period of 2015.
Wynn Resorts (Macau) S.A. ("Wynn Macau SA") has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the three months ended March 31, 2016 and 2015, we were exempt from the payment of $11.3 million and $13.8 million in such taxes respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of 15.5 million Macau patacas (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends was effective through December 31, 2015. In June 2015, Wynn Macau SA applied for an extension of the agreement for an additional five years effective through December 31, 2020.

We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2013 through 2015 tax years and will continue to participate in the IRS CAP for the 2016 tax year. In February 2016, the IRS completed an examination of the 2014 U.S. tax return and had no changes.

In April 2016, the Financial Services Bureau commenced an examination of the 2011 and 2012 Macau income tax returns of Palo Real Estate Company Limited. Since the examination is in its initial stages, we are unable to determine if it will conclude within the next 12 months. We believe that our liability for uncertain tax positions is adequate with respect to these years.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $30.6 million for the three months ended March 31, 2016, compared to $30.7 million for the three months ended March 31, 2015. These amounts represent the noncontrolling interest's share of net income from Wynn Macau, Limited.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income, Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 16 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss).

	Three Months Ended March 31,
	2016	2015
Macau Operations	$191,245	$212,342
Las Vegas Operations	109,024	110,677
	$300,269	$323,019

Adjusted Property EBITDA at our Macau Operations decreased year-over-year by 9.9% for the three months ended March 31, 2016, primarily due to the decline in casino revenues.

Adjusted Property EBITDA at our Las Vegas Operations decreased year-over-year by 1.5% for the three months ended March 31, 2016, primarily due to a decline in operating income from our food and beverage operations.

Refer to the discussion above regarding the specific details of our results of operations.

Liquidity and Capital Resources

Operating Activities

Our operating cash flows primarily consist of our operating income generated by our Macau and Las Vegas Operations (excluding depreciation and other non-cash charges), interest paid and earned, and changes in working capital accounts such as receivables, inventories, prepaid expenses and payables. Our table games play both in Macau and Las Vegas is a mix of cash play and credit play, while our slot machine play is conducted primarily on a cash basis. A significant portion of our table games revenue is attributable to the play of a limited number of premium international customers that gamble on credit. The ability to collect these gaming receivables may impact our operating cash flow for the period. Our rooms, food and beverage, and entertainment, retail and other revenue is conducted primarily on a cash basis or as a trade receivable. Accordingly, operating cash flows will be impacted by changes in operating income and accounts receivables.

Net cash provided by operations for the three months ended March 31, 2016 was $115.4 million, compared to net cash used of $15.0 million for the three months ended March 31, 2015. The increase was primarily due to the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $272.7 million, compared to $521.6 million for the same period in 2015. Capital expenditures, net of construction payables and retention, were $273.2 million and $519.6 million for the three months ended March 31, 2016 and 2015, respectively, primarily associated with Wynn Palace construction.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $184.8 million, compared to net cash used of $3.4 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, our net cash provided by financing activities was mainly due to borrowings of $150.1 million under the Wynn Macau Senior Revolving Credit Facility and $100.3 million under the Wynn America Senior Term Loan Facility, primarily offset by dividends paid of $50.6 million. Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $1.8 billion provided upon issuance of 5 1/2% Senior Notes due 2025, offset by the purchase of $1.42 billion of our 2020 Notes pursuant to a cash tender offer, dividends paid of $346.8 million and payments of $124.8 million in financing costs.

Capital Resources

As of March 31, 2016, we had approximately $2.11 billion of cash and cash equivalents and $251.9 million of available-for-sale investments in domestic debt securities and commercial paper. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, Wynn Macau, Limited (of which we own 72%) and its subsidiaries held $857.5 million in cash. If our portion of this cash was repatriated to the U.S. on March 31, 2016, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn Las Vegas, LLC held cash balances of $73.9 million. Wynn Resorts, Limited (including its subsidiaries other than Wynn Las Vegas, LLC and Wynn Macau, Limited), which is not a guarantor of the debt of its subsidiaries, held $1.18 billion and $251.9 million of cash and available-for-sale investments, respectively.

The Wynn Macau credit facilities consist of a $2.27 billion equivalent fully funded senior secured term loan facility and a $750.0 million equivalent senior secured revolving credit facility (together, the "Wynn Macau Credit Facilities"). Borrowings under the Wynn Macau Credit Facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness, and will be used to fund the construction and development of Wynn Palace and for general corporate purposes. As of March 31, 2016, we had $168.5 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities will be used to fund the design, development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. As of March 31, 2016, we had borrowed $170.3 million of the delay draw senior secured term loan facility with the remaining $704.7 million available until June 30, 2016. As of March 31, 2016, we had $1.07 billion of available borrowing capacity under the senior secured revolving credit facility, which includes a reduction for outstanding letters of credit totaling $8.2 million.

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances. We intend to primarily fund our current development projects, Wynn Palace and Wynn Boston Harbor, with the available borrowing capacity under our bank credit facilities.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At March 31, 2016, we had outstanding letters of credit totaling $8.2 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2016 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14 "Commitments and Contingencies."

We have in the past repurchased, and in the future, we may periodically consider repurchasing our outstanding notes for cash. The amount of any notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, contractual requirements or consents, and capital availability.

The Company's Board of Directors has authorized an equity repurchase program. Under the equity repurchase program, we may repurchase the Company's outstanding shares from time to time through open market purchases, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Exchange Act. As a result of an increase in repurchase authority from the Board of Directors on April 14, 2016, we currently have authorization to repurchase up to $1 billion of the Company's outstanding shares.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to these policies for the three months ended March 31, 2016.

Recently Issued and Adopted Accounting Standards

See related disclosure at Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements, including the risks and uncertainties in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and other factors we describe from time to time in our periodic filings with the Securities and Exchange Commission ("SEC"), such as:

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period recorded are, and will continue to be, recognized as a change in swap fair value in our Condensed Consolidated Statements of Operations, as the swaps do not qualify for hedge accounting.

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

As of March 31, 2016, interest rate swaps of $1.2 million were included in other long-term liabilities in the accompanying Consolidated Balance Sheet. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Consolidated Balance Sheet.

Interest Rate Sensitivity

As of March 31, 2016, approximately 76% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of March 31, 2016, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $22.6 million.

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

Because many of Wynn Macau's payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau's obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau's results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Based on our balances at March 31, 2016, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $33.0 million.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 14 "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

CCAC Information Request

In July 2014, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Macau, Limited, was contacted by the Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA is cooperating with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors during the three months ended March 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In January 2016, we repurchased 115,299 shares in satisfaction of tax withholding obligations on vested restricted stock, at an average price of $51.50 per share, for a total expenditure of $6.0 million.

In February 2016, we repurchased 4,467 shares of tax withholding obligation on vested restricted stock, at an average price of $79.07 per share, for a total expenditure of $0.3 million.

None of the foregoing repurchases that occurred during the three months ended March 31, 2016 were part of the Company's publicly announced plan or program.

Item 5. Other Information

None.

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
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statement of Stockholders' Equity at March 31, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: May 6, 2016	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

