Form 10-Q
period 2016-06-30
WYNN RESORTS LTD
filed 2016-08-09
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common stock, $0.01 par value	101,790,911

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,902,323	$2,080,089
Investment securities	210,470	115,297
Receivables, net	173,550	187,887
Inventories	74,790	74,493
Prepaid expenses and other	53,410	48,012
Total current assets	2,414,543	2,505,778
Property and equipment, net	7,775,244	7,477,478
Restricted cash	2,850	2,060
Investment securities	92,821	136,256
Intangible assets, net	114,780	110,972
Other assets	210,113	225,888
Investment in unconsolidated affiliates	—	727
Total assets	$10,610,351	$10,459,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts and construction payables	$173,459	$210,372
Current portion of land concession obligation	—	16,000
Customer deposits	420,582	436,409
Gaming taxes payable	97,544	98,559
Accrued compensation and benefits	146,481	129,697
Accrued interest	78,633	98,129
Other accrued liabilities	75,238	121,005
Total current liabilities	991,937	1,110,171
Long-term debt	9,457,016	9,149,665
Other long-term liabilities	123,387	141,121
Deferred income taxes, net	36,316	36,357
Total liabilities	10,608,656	10,437,314
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,949,209 and 114,610,441 shares issued; 101,790,911 and 101,571,909 shares outstanding, respectively	1,149	1,146
Treasury stock, at cost; 13,158,298 and 13,038,532 shares, respectively	(1,158,971)	(1,152,680)
Additional paid-in capital	986,761	983,131
Accumulated other comprehensive income	2,097	1,092
Retained earnings	99,379	55,332
Total Wynn Resorts, Limited stockholders' deficit	(69,585)	(111,979)
Noncontrolling interest	71,280	133,824
Total stockholders' equity	1,695	21,845
Total liabilities and stockholders' equity	$10,610,351	$10,459,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Casino	$742,659	$714,208	$1,475,389	$1,540,307
Rooms	142,847	139,912	278,439	271,967
Food and beverage	170,631	181,016	301,075	317,029
Entertainment, retail and other	82,031	87,459	164,026	177,835
Gross revenues	1,138,168	1,122,595	2,218,929	2,307,138
Less: promotional allowances	(79,804)	(82,137)	(162,887)	(174,442)
Net revenues	1,058,364	1,040,458	2,056,042	2,132,696
Operating costs and expenses:
Casino	470,372	466,535	922,912	990,588
Rooms	38,040	37,584	75,749	74,270
Food and beverage	105,727	110,952	185,147	187,358
Entertainment, retail and other	37,674	38,997	75,973	79,291
General and administrative	119,505	113,707	236,950	235,907
Provision for doubtful accounts	2,478	4,302	3,184	10,381
Pre-opening costs	45,949	16,875	79,718	32,966
Depreciation and amortization	79,749	81,913	157,720	164,779
Property charges and other	11,331	472	12,852	2,976
Total operating costs and expenses	910,825	871,337	1,750,205	1,778,516
Operating income	147,539	169,121	305,837	354,180
Other income (expense):
Interest income	2,783	1,498	6,262	3,190
Interest expense, net of amounts capitalized	(69,257)	(75,236)	(114,029)	(153,219)
Change in interest rate swap fair value	(1,036)	(1,114)	(2,861)	(5,723)
Decrease in Redemption Note fair value	7,982	—	2,979	—
Loss on extinguishment of debt	—	(3,839)	—	(120,033)
Equity in income (loss) from unconsolidated affiliates	—	(127)	16	70
Other	(1,462)	198	(1,945)	1,331
Other income (expense), net	(60,990)	(78,620)	(109,578)	(274,384)
Income before income taxes	86,549	90,501	196,259	79,796
Benefit (provision) for income taxes	2,893	(13,298)	(1,025)	(16,495)
Net income	89,442	77,203	195,234	63,301
Less: net income attributable to noncontrolling interest	(19,051)	(20,743)	(49,622)	(51,442)
Net income attributable to Wynn Resorts, Limited	$70,391	$56,460	$145,612	$11,859
Basic and diluted income per common share:
Net income attributable to Wynn Resorts, Limited:
Basic	$0.69	$0.56	$1.44	$0.12
Diluted	$0.69	$0.56	$1.43	$0.12
Weighted average common shares outstanding:
Basic	101,438	101,157	101,415	101,146
Diluted	101,881	101,710	101,792	101,795
Dividends declared per common share	$0.50	$0.50	$1.00	$2.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$89,442	$77,203	$195,234	$63,301
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	(212)	389	(334)	(460)
Unrealized gain (loss) on investment securities, before and after tax	323	(268)	1,246	(207)
Total comprehensive income	89,553	77,324	196,146	62,634
Less: comprehensive income attributable to noncontrolling interest	(18,992)	(20,854)	(49,529)	(51,317)
Comprehensive income attributable to Wynn Resorts, Limited	$70,561	$56,470	$146,617	$11,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interest	Total stockholders' equity
Balances, January 1, 2016	101,571,909	$1,146	$(1,152,680)	$983,131	$1,092	$55,332	$(111,979)	$133,824	$21,845
Net income	—	—	—	—	—	145,612	145,612	49,622	195,234
Currency translation adjustment	—	—	—	—	(241)	—	(241)	(93)	(334)
Net unrealized gain on investment securities	—	—	—	—	1,246	—	1,246	—	1,246
Shares repurchased by the Company and held as treasury shares	(119,766)	—	(6,291)	—	—	—	(6,291)	—	(6,291)
Issuance of restricted stock	338,768	3	—	(3)	—	—	—	—	—
Shares of subsidiary repurchased for share award plan	—	—	—	(5,470)	—	—	(5,470)	(2,109)	(7,579)
Cash dividends declared	—	—	—	—	—	(101,565)	(101,565)	(111,739)	(213,304)
Excess tax benefits from stock-based compensation	—	—	—	45	—	—	45	—	45
Stock-based compensation	—	—	—	9,058	—	—	9,058	1,775	10,833
Balances, June 30, 2016	101,790,911	$1,149	$(1,158,971)	$986,761	$2,097	$99,379	$(69,585)	$71,280	$1,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$195,234	$63,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,720	164,779
Deferred income taxes	4	15,251
Stock-based compensation expense	21,082	21,068
Excess tax benefits from stock-based compensation	(45)	(471)
Amortization of deferred financing costs and other	11,883	11,248
Loss on extinguishment of debt	—	120,033
Provision for doubtful accounts	3,184	10,381
Property charges and other	16,290	2,712
Equity in income of unconsolidated affiliates, net of distributions	—	769
Change in interest rate swap fair value	2,861	5,723
Decrease in Redemption Note fair value	(2,979)	—
Increase (decrease) in cash from changes in:
Receivables, net	17,111	(40,314)
Inventories and prepaid expenses and other	(19,339)	5,141
Customer deposits	(15,463)	(41,757)
Accounts payable and accrued expenses	(17,597)	(151,534)
Net cash provided by operating activities	369,946	186,330
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(548,898)	(967,843)
Return of investment in unconsolidated affiliates	727	—
Purchase of investment securities	(87,589)	(137,911)
Proceeds from sale or maturity of investment securities	35,550	140,791
Purchase of intangible assets and other assets	(8,093)	(3,641)
Proceeds from sale of assets	2,532	4,105
Net cash used in investing activities	(605,771)	(964,499)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	611
Excess tax benefits from stock-based compensation	45	471
Dividends paid	(212,789)	(396,925)
Proceeds from issuance of long-term debt	305,796	2,211,747
Repayments of long-term debt	—	(1,493,511)
Restricted cash	(790)	(87,153)
Repurchase of common stock	(6,291)	(6,912)
Shares of subsidiary repurchased for share award plan	(7,579)	(1,381)
Payment on long-term land concession obligation	(15,968)	(15,222)
Payments for financing costs	(3,261)	(127,589)
Net cash provided by financing activities	59,163	84,136
Effect of exchange rate on cash	(1,104)	89
Cash and cash equivalents:
Decrease in cash and cash equivalents	(177,766)	(693,944)
Balance, beginning of period	2,080,089	2,182,164
Balance, end of period	$1,902,323	$1,488,220

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$121,629	$166,465
Stock-based compensation capitalized into construction	$51	$126
Change in accounts and construction payables related to property and equipment	$(96,858)	$9,086
Change in dividends payable on unvested restricted stock included in accrued liabilities	$(12)	$1,458
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

The Company's integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 194,000 square feet of casino space, 33 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs and a beach club. The Company refers to this resort as its Las Vegas Operations.

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and casino spaces, in the Cotai area of Macau. Wynn Palace is scheduled to open on August 22, 2016.

In November 2014, the Company was awarded a gaming license to develop and construct, Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston. Wynn Boston Harbor will be located on a 33-acre site along the Mystic River and will contain a hotel, a waterfront boardwalk, meeting space, casino space, a spa, retail offerings and food and beverage outlets. The Company remains engaged in site remediation, site preparation and pre-construction activities.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as disclosed in Note 2 under "Summary of Significant Accounting Policies: Prior Period Adjustments") necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the previous year have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in purchase of other assets in investing activities, is now presented in capital expenditures in investing activities.  The amount of

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

deposits on property and equipment that have been reclassified for the six months ended June 30, 2015 was $57.9 million. The reclassification had no effect on the previously reported net cash used in investing activities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar denominated and foreign currency denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $684.7 million and $846.3 million at June 30, 2016 and December 31, 2015, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1.22 billion and $1.23 billion as of June 30, 2016 and December 31, 2015, respectively.

Restricted Cash

At June 30, 2016 and December 31, 2015, the Company's non-current restricted cash consisted of cash held in trust in accordance with the Company's majority owned subsidiary's share award plan.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds, commercial paper and U.S. government agency bonds reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. The Company's investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of June 30, 2016 and December 31, 2015, approximately 87.1% and 85.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Redemption Price Promissory Note

The Company records the Redemption Price Promissory Note (the "Redemption Note") at fair value in accordance with applicable accounting guidance. As of June 30, 2016 and December 31, 2015, the fair value of the Redemption Note was $1.88 billion. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

Considerations for the redemption assumptions included the stated maturity of the Redemption Note, uncertainty of the related cash flows, as well as potential effects of the following: uncertainties surrounding the potential outcome and timing of pending litigation with Aruze USA, Inc. ("Aruze"), Universal Entertainment Corporation and Mr. Kazuo Okada (collectively, the "Okada Parties") (see Note 13 "Commitments and Contingencies"); the outcome of on-going investigations of Aruze by the U.S. Attorney's Office, the U.S. Department of Justice and the Nevada Gaming Control Board; and other potential legal and regulatory actions. In addition, in the furtherance of various future business objectives, the Company considered its ability, at its sole option, to prepay the Redemption Note at any time in accordance with its terms without penalty. Accordingly, the Company reasonably determined that the estimated life of the Redemption Note could be less than its contractual life.

In determining the appropriate discount rate to be used to calculate the estimated present value, the Company considered the Redemption Note's subordinated position and credit risk relative to all other debt in the Company's capital structure and credit ratings associated with the Company's traded debt. Observable inputs for the risk free rate were based on Federal Reserve rates for U.S. Treasury securities and the credit risk spread was based on a yield curve index of similarly rated debt.

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. Cash discounts, other cash incentives related to casino play and commissions rebated through games promoters to customers are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rooms	$42,714	$43,743	$86,434	$91,569
Food and beverage	28,450	32,865	61,870	70,206
Entertainment, retail and other	8,640	5,529	14,583	12,667
	$79,804	$82,137	$162,887	$174,442

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rooms	$12,461	$12,008	$24,790	$25,401
Food and beverage	23,970	25,993	51,579	55,487
Entertainment, retail and other	3,114	3,211	6,846	7,630
	$39,545	$41,212	$83,215	$88,518

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Income. These taxes were $301.0 million and $290.1 million for the three months ended June 30, 2016 and 2015, respectively, and $579.7 million and $620.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	June 30, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$684,742	$1,046	$683,696	—
Restricted cash	$2,850	$2,850	—	—
Available-for-sale securities	$303,291	—	$303,291	—

Liabilities:
Interest rate swaps	$2,238	—	$2,238	—
Redemption Note	$1,881,422	—	$1,881,422	—

		Fair Value Measurements Using:
	December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$846,281	$186	$846,095	—
Restricted cash	$2,060	$2,060	—	—
Available-for-sale securities	$251,553	—	$251,553	—
Interest rate swaps	$726	—	$726	—

Liabilities:
Interest rate swaps	$108	—	$108	—
Redemption Note	$1,884,402	—	$1,884,402	—

Recently Issued and Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued an accounting standards update that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors are

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

required to apply a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued an accounting standards update that requires deferred financing costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for deferred financing costs are not affected by the amendments in this update. In August 2015, the FASB issued an accounting standards update that clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, deferred financing costs related to line-of-credit arrangements will continue to be presented as an asset and subsequently amortized ratably over the term of the arrangement. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016, with retrospective application in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. This change in accounting principle resulted in net deferred financing costs of $63.1 million incurred in connection with the issuance of the Company's long-term debt (excluding revolving credit facilities) being reclassified from noncurrent assets to a direct reduction of the long-term debt balance. The presentation of the $41.3 million of net deferred financing costs incurred in connection with the issuance of the Company's revolving credit facilities as of December 31, 2015, are not affected by the adoption of this new accounting guidance and are included in other assets on the Condensed Consolidated Balance Sheet.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued an accounting standards update that defers the effective date of the new revenue recognition accounting guidance by one year, to annual and interim periods beginning after December 15, 2017. Early application is permitted for annual and interim periods beginning after December 15, 2016. The Company will adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Prior Period Adjustments

During the three months ended March 31, 2016, the Company identified $21.9 million and $3.7 million of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014, respectively. Considering both quantitative and qualitative factors, the Company has determined the amounts were immaterial to any previously issued financial statements and would be immaterial to the expected full year results for 2016. Accordingly, the Company corrected these immaterial amounts during the first quarter of the six months ended June 30, 2016, resulting in a decrease to interest expense of $25.6 million and increases to net income attributable to Wynn Resorts, Limited of $18.5 million and basic and diluted net income per common share of $0.18. Had these amounts been corrected in the appropriate periods, it would have resulted in a decrease to interest expense of $6.0 million and increases to net income attributable to Wynn Resorts, Limited of $4.3 million and basic and diluted net income per common share of $0.04, for the three months ended June 30, 2015, and it would have resulted in a decrease to interest expense of $11.1 million and increases to net income attributable to Wynn Resorts, Limited of $8.0 million and basic and diluted net income per common share of $0.08, for the six months ended June 30, 2015.

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

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Wynn Resorts, Limited	$70,391	$56,460	$145,612	$11,859

Denominator:
Weighted average common shares outstanding	101,438	101,157	101,415	101,146
Potential dilutive effect of stock options and restricted stock	443	553	377	649
Weighted average common and common equivalent shares outstanding	101,881	101,710	101,792	101,795

Net income attributable to Wynn Resorts, Limited per common share, basic	$0.69	$0.56	$1.44	$0.12
Net income attributable to Wynn Resorts, Limited per common share, diluted	$0.69	$0.56	$1.43	$0.12

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted earnings per share	766	679	776	128

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2015	$2,343	$(1,251)	$1,092
Current period other comprehensive income (loss)	(241)	1,246	1,005
June 30, 2016	$2,102	$(5)	$2,097

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	June 30, 2016				December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$252,420	$202	$(178)	$252,444	$243,857	$—	$(1,243)	$242,614
Commercial paper	40,744	5	(37)	40,712	8,947	—	(8)	8,939
U.S. government agency bonds	10,132	4	(1)	10,135	—	—	—	—
	$303,296	$211	$(216)	$303,291	$252,804	$—	$(1,251)	$251,553

For investments with unrealized losses as of June 30, 2016 and December 31, 2015, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair values of these investment securities at June 30, 2016, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$210,470
Due after one year through two years	72,126
Due after two years through three years	20,695
$303,291

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Casino	$173,728	$190,294
Hotel	18,289	20,661
Retail leases and other	36,450	43,989
	228,467	254,944
Less: allowance for doubtful accounts	(54,917)	(67,057)
	$173,550	$187,887

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$820,691	$804,512
Buildings and improvements	3,990,905	3,975,419
Furniture, fixtures and equipment	1,842,355	1,809,938
Leasehold interests in land	316,373	316,681
Airplanes	194,412	194,412
Construction in progress	3,567,642	3,217,117
	10,732,378	10,318,079
Less: accumulated depreciation	(2,957,134)	(2,840,601)
	$7,775,244	$7,477,478

Construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace and Wynn Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility (as amended September 2015), due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.50% and 2.08% at June 30, 2016 and December 31, 2015), net of debt issuance costs and original issue discount of $31,574 at June 30, 2016 and $35,112 at December 31, 2015	$2,274,736	$2,272,200
Senior Revolving Credit Facility (as amended September 2015), due September 2020; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.49% and 2.07% at June 30, 2016 and December 31, 2015)	581,329	431,172
5 1/4% Senior Notes, due October 15, 2021, net of debt issuance costs and original issue premium of $7,311 at June 30, 2016 and $7,896 at December 31, 2015	1,342,689	1,342,104
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due November 2020; interest at base rate plus 0.75% or LIBOR plus 1.75% (2.21% and 1.99% at June 30, 2016 and December 31, 2015), net of debt issuance costs of $15,699 at June 30, 2016 and $15,712 at December 31, 2015	209,634	54,288
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $7,257 at June 30, 2016 and $7,791 at December 31, 2015	892,743	892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $3,003 at June 30, 2016 and $3,183 at December 31, 2015	496,997	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $22,534 at June 30, 2016 and $23,527 at December 31, 2015	1,777,466	1,776,473
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $55,021 at June 30, 2016 and $52,041 at December 31, 2015	1,881,422	1,884,402
	9,457,016	9,149,665
Current portion of long-term debt	—	—
	$9,457,016	$9,149,665

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.27 billion equivalent fully funded senior secured term loan facility and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility"). As of June 30, 2016, the Company had $168.7 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

Wynn America Credit Facilities

As of June 30, 2016, the Company's credit facilities include an $875 million senior secured term loan facility (the "WA Senior Term Loan Facility I") and a $375 million senior secured revolving credit facility (the "WA Senior Revolving Credit Facility" and together with the WA Senior Term Loan Facility I, the "Wynn America Credit Facilities"). On June 21, 2016, the Company amended the Wynn America Credit Facilities to extend the available borrowing period of the WA Senior Term Loan Facility I for $649.7 million from June 30, 2016 to December 31, 2016. The available borrowing period for $55 million of the WA Senior Term Loan Facility I was not extended. The Company paid customary fees and expenses in connection with the amendment.

As of June 30, 2016, the Company has drawn $225.3 million under the Wynn America Credit Facilities with available borrowing capacity of $1.02 billion, net of $8.2 million in outstanding letters of credit.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On July 1, 2016, the Company amended the Wynn America Credit Facilities to increase the WA Senior Term Loan Facility I by a principal amount of $125 million with the available borrowing period ending on December 31, 2016 (such increase, the "WA Senior Term Loan Facility II"). Once drawn, borrowings under the WA Senior Term Loan Facility II have no required scheduled repayments until maturity in November 2020. The Company expects to use the additional proceeds primarily to fund the development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. Except as described above or otherwise set forth in the amendment, the WA Senior Term Loan Facility II has substantially similar terms as the WA Senior Term Loan Facility I. The Company paid customary fees and expenses in connection with the amendment. As of July 1, 2016, as a result of the amendment, the available borrowing capacity under the Wynn America Credit Facilities increased to $1.14 billion, net of $8.2 million in outstanding letters of credit.
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

On May 1, 2015, the Company redeemed the remaining $71.1 million principal amount of the untendered 7 7/8% First Mortgage Notes due May 1, 2020. The Company recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.

Debt Covenant Compliance

As of June 30, 2016, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of June 30, 2016 and December 31, 2015 of $7.18 billion and $6.86 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, was $7.66 billion and $7.36 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Note 9 - Interest Rate Swaps

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company currently has three interest rate swap agreements that convert a portion of its variable rate borrowings under the Wynn Macau Senior Term Loan Facility to a fixed rate. Under the agreements, the Company pays a fixed interest rate on notional amounts corresponding to borrowings in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR or HIBOR at the time of payment. The fair value of the interest rate swaps are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income as these agreements do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented in the accompanying Condensed Consolidated Statements of Income.

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

As of June 30, 2016, interest rate swaps of $2.2 million were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. These interest rate swaps mature in July 2017.

Note 10 - Related Party Transactions

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.4 million and $1.0 million as of June 30, 2016 and December 31, 2015, respectively.

Note 11 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Casino	$2,211	$3,221	$4,483	$5,627
Rooms	83	29	157	149
Food and beverage	229	114	553	488
Entertainment, retail and other	18	10	36	40
General and administrative	7,756	6,962	15,579	14,692
Pre-opening costs	157	36	274	72
Total stock-based compensation expense	10,454	10,372	21,082	21,068
Total stock-based compensation capitalized	26	60	51	126
Total stock-based compensation costs	$10,480	$10,432	$21,133	$21,194

Note 12 - Noncontrolling Interest

On April 27, 2016, WML paid a dividend of HK$0.60 per share for a total of $401.9 million. The Company's share of this dividend was $290.1 million with a reduction of $111.8 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

On March 31, 2015, WML paid a dividend of HK$1.05 per share for a total of $702.6 million. The Company's share of this dividend was $507.1 million with a reduction of $195.5 million to noncontrolling interest in the accompanying Condensed Consolidated Balance Sheet.

Note 13 - Commitments and Contingencies

Cotai Development and Land Concession Contract

The Company is currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and casino spaces, in the Cotai area of Macau. Wynn Palace is scheduled to open on August 22, 2016.

In September 2011, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML, and Palo Real Estate Company Limited ("Palo"), a subsidiary of Wynn Macau SA, formally accepted the terms and conditions of a land concession contract from the Macau government for approximately 51 acres of land in the Cotai area of Macau. On May 2,

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2012, the land concession contract was gazetted by the government of Macau evidencing the final step in the granting of the land concession. The initial term of the land concession contract is 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. The total land premium payable, including interest as required by the land concession contract, is $193.4 million. An initial payment of $62.5 million was paid in December 2011, with eight additional semi-annual payments of approximately $16.4 million each (which includes interest at 5%) due beginning November 2012. In April 2016, the Company made the final semi-annual payment. The Company also is required to make annual lease payments of $0.8 million during the resort construction period and annual payments of approximately $1.1 million once the development is completed.

On July 29, 2013, Wynn Macau SA and Palo, executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor is obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20.6 billion (approximately $2.7 billion). The performance of the general contractor is backed by a full completion guarantee given by CIMIC Group Limited (formerly Leighton Holdings Limited), the parent company of the general contractor, as well as a performance bond for 5% of the guaranteed maximum price. We have assessed certain liquidated damages for the general contractor’s failure to complete certain milestones in accordance with the time prescribed in the GMP contract.  The general contractor has requested the reversal of liquidated damages, additional compensation and extensions of time. We view our assessment of liquidated damages as fully supported by the terms of the GMP contract and we view the general contractor’s requests as unfounded and intend to adhere to the terms of the GMP contract as agreed with the general contractor.

As of June 30, 2016, the Company has incurred approximately $3.9 billion of the approximately $4.2 billion total project budget costs. The total project budget includes all construction costs, capitalized interest, pre-opening expenses, land costs and financing fees.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of the Company’s directors.  In addition to continuing to seek

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them.  On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss. On May 26, 2016, the court denied the Wynn Cross Defendants' motion to sever. Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.

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

The Company's Complaint and the Okada Parties' Counterclaim have been, and continue to be, challenged through motion practice. At a hearing held on November 13, 2012, the Nevada state court granted the Wynn Parties' motion to dismiss the Counterclaim with respect to the Okada Parties' claim under the Nevada Racketeer Influenced and Corrupt Organizations Act with respect to certain Company executives but otherwise denied the motion. At a hearing held on January 15, 2013, the court denied the Okada Parties' motion to dismiss the Company's Complaint. On April 22, 2013, the Company filed a second amended complaint. On August 30, 2013, the Okada Parties filed their third amended Counterclaim. On September 18, 2013, the Company filed a Partial Motion to Dismiss related to a claim in the third amended Counterclaim alleging civil extortion by Mr. Wynn and the Company's General Counsel. On October 29, 2013, the court granted the motion and dismissed the claim. On November 26, 2013, the Okada Parties filed their fourth amended Counterclaim, and the Company filed an answer to that pleading on December 16, 2013. On September 16, 2014, Aruze filed a motion for partial summary judgment related to its counterclaim alleging the Company's directors violated the terms of the Articles by failing to pay Aruze fair value for the redeemed shares. At a hearing held on October 21, 2014, the court denied Aruze's motion. On October 10, 2014, the Okada Parties filed a motion for partial judgment on the pleadings principally to seek dismissal of certain breach of fiduciary claims against Mr. Okada included in the Company's Complaint. On November 13, 2014, the court denied the motion.

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

On April 8, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Intervene and for Temporary and Partial Stay of Discovery in the Redemption Action. The parties had been engaged in discovery at the time of the filing. The motion stated that the federal government has been conducting a criminal investigation of the Okada Parties involving the "same underlying allegations of misconduct—that is, potential violations of the Foreign Corrupt Practice Act and related fraudulent conduct—that form the basis of" the Company's complaint, as amended, in the Redemption Action. The motion sought to stay all discovery in the Redemption Action related to the Okada Parties' allegedly unlawful activities in connection with their casino project in the Philippines until the conclusion of the criminal investigation and any resulting criminal prosecution, with an interim status update to the court in six months. At a hearing on May 2, 2013, the court granted the motion and ordered that all discovery in the Redemption Action be stayed for a period of six months (the "Stay"). On May 30, 2013, Elaine Wynn filed a motion for partial relief from the Stay, to allow her to conduct limited discovery related to

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

her cross and counterclaims. The Wynn Parties opposed the motion so as to not interfere with the United States government's investigation. At a hearing on August 1, 2013, the court denied the motion. On October 29, 2013, the United States Attorney's Office and the U.S. Department of Justice filed a Motion to Extend the Stay for a further period of six months. At a hearing on October 31, 2013, the court granted the requested extension based upon an affidavit provided under seal that outlined, among other things, concerns for witness safety. The court did, however, order the parties to exchange written discovery propounded prior to May 2, 2013, including discovery related to the Elaine Wynn cross and counterclaims referred to above. The extended Stay expired on May 5, 2014. On April 29, 2014, the United States Attorney's Office and the U.S. Department of Justice filed a Motion for a Second Extension of Temporary Stay of Discovery for a further six months. At a hearing on May 1, 2014, the court denied the motion.

In May 2016, Wynn Resorts filed a motion to disqualify one of Ms. Wynn's law firms and sought an injunction related to Ms. Wynn providing her attorneys with confidential and privileged information that belongs to Wynn Resorts. On June 23, 2016, the court stayed discovery as to both Ms. Wynn and the Okada Parties, pending an evidentiary hearing to be set by the court. New discovery deadlines and trial-related dates will be set after the stay is lifted. The Company will continue to vigorously pursue its claims against the Okada Parties, and the Company and the Wynn Parties will continue to vigorously defend against the counterclaims asserted against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any. An adverse judgment or settlement involving payment of a material amount could cause a material adverse effect on the Company's financial condition.

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

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Resorts is building Wynn Palace was unlawful and that the previously disclosed donation by Wynn

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Resorts to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Okada Parties recently released one of the defendants from the lawsuit. The Macau Court has served the complaint on all of the remaining defendants and the Wynn Macau Parties filed their response on May 17, 2016.

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

The Federal Plaintiffs filed a consolidated complaint on August 6, 2012, asserting claims for: (1) breach of fiduciary duty; (2) waste of corporate assets; (3) injunctive relief; and (4) unjust enrichment. The claims were against the Company and all Company directors, including Mr. Okada; however, the plaintiffs voluntarily dismissed Mr. Okada as a defendant in this consolidated action on September 27, 2012. The Federal Plaintiffs claimed that the individual defendants breached their fiduciary duties and wasted assets by: (a) failing to ensure the Company's officers and directors complied with federal and state laws and the Company's Code of Conduct; (b) voting to allow the Company's subsidiary to make the donation to the University of Macau Development Foundation; and (c) redeeming Aruze's stock such that the Company incurs the debt associated with the redemption. The Federal Plaintiffs seek unspecified compensatory damages, restitution in the form of disgorgement, reformation of corporate governance procedures, an injunction against all future payments related to the donation/pledge, and all fees (attorneys, accountants, and experts) and costs. The directors responded to the consolidated complaint by filing a motion to dismiss on September 14, 2012. On February 1, 2013, the federal court dismissed the complaint for failure to plead adequately the futility of a pre-suit demand on the Board. The dismissal was without prejudice to the Federal Plaintiffs' ability to file a motion within 30 days seeking leave to file an amended complaint. On April 9, 2013, the Federal Plaintiffs filed their amended complaint. The Company and the directors filed their motion to dismiss the amended complaint on May 23, 2013. On March 13, 2014, the federal court granted the motion to dismiss and entered judgment in favor of the Company and directors and against the Federal Plaintiffs without prejudice. On April 10, 2014, the Federal Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On July 18, 2016, the Ninth Circuit affirmed the federal court's dismissal.

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

The individual defendants are vigorously defending against the claims pleaded against them. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.

Massachusetts Gaming License Related Actions

On September 17, 2014, the Massachusetts Gaming Commission ("MGC") designated Wynn MA, LLC ("Wynn MA"), an indirect wholly owned subsidiary of the Company, the award winner of the Greater Boston (Region A) gaming license. On November 7, 2014, the gaming license became effective.

Revere Action: On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, ("IBEW"), filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun ("Mohegan"), the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. Oral argument on these motions was heard on September 22, 2015. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. On April 22, 2016 the MGC filed an appeal to the Massachusetts Supreme Judicial Court ("SJC"). On May 11, 2016, the SJC granted the application and oral arguments are expected to be scheduled for the fall of 2016.

Somerville Action: On December 4, 2014, the City of Somerville filed a complaint similar to the one in the Revere Action against the MGC and each of the five gaming commissioners in Suffolk Superior Court. The case was previously stayed at the City of Somerville's request, pending the results of the Massachusetts Department of Environmental Protection's review of Wynn MA's proposed project and the required mitigation actions. However, on July 12, 2016, the City of Somerville filed an amended complaint to add information about certain environmental filings and events over the last year. The MGC plans on filing a motion to dismiss.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Boston Action: On January 5, 2015, the City of Boston filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court for certiorari and declaratory relief in connection with the MGC's award of the license to Wynn MA. The complaint seeks to contest the MGC's decision that Boston is a surrounding community, rather than a host community to Wynn Boston Harbor. On May 20, 2015, the City of Boston filed an amended complaint requesting the court to nullify and vacate all decisions made by the MGC leading to and resulting in the MGC's license award to Wynn MA; to declare invalid the MGC's regulations regarding the arbitration of surrounding community agreements; and to issue a declaration disqualifying all gaming commissioners from further participating in the gaming licensing process for Region A. The MGC filed a motion to dismiss Boston's amended complaint. Oral argument was heard on September 22, 2015. On December 3, 2015, the court granted the MGC's motion and dismissed the City of Boston's amended complaint. In January 2016, all actions among the City of Boston, Wynn MA and the MGC were resolved through a settlement set forth in a Surrounding Community Agreement.

Wynn MA is not named in the above complaints. The MGC has retained private legal representation at its own nontaxpayer-funded expense.

On August 28, 2015, the Secretary of Energy and Environmental Affairs issued a certificate determining that Wynn MA's Second Supplemental Final Environmental Impact Report ("Report") submitted with respect to the project "adequately and properly complies" with the Massachusetts environmental and implementing regulations. On September 29, 2015, following the issuance of this certificate, the City of Boston filed a complaint against Wynn MA in Suffolk Superior Court seeking declaratory judgment that the certificate issued to Wynn MA is invalid due to an alleged failure to comply with certain provisions of the state environmental regulations and seeking to restrain Wynn MA from causing damage to the environment. All City of Boston claims have been resolved by settlement between Wynn MA and the City of Boston. In addition, on September 29, 2015, the City of Somerville filed a complaint against Wynn MA and the MGC in Suffolk Superior Court alleging that Wynn MA's Report failed to comply with certain provisions of the state environmental regulations and seeking declaratory relief with respect to the effect of the issuance of Wynn MA's gaming license. Wynn MA responded to the complaint in June 2016. Oral arguments on the City of Somerville’s motion for judgment on the pleadings are expected to be scheduled for the fall of 2016.

On February 11, 2016, City of Somerville filed an appeal challenging the draft waterways license ("Chapter 91 License") issued by the Massachusetts Department of Environmental Protection ("MassDEP") on January 22, 2016. The Chapter 91 License authorized Wynn MA's proposed remediation and redevelopment of the project site. The City of Somerville challenges the Chapter 91 License contending that it fails to conform to the Waterways Regulations and that certain prerequisites to its issuance are "...flawed and based on legally untenable grounds and are the subject of pending appeals."  An administrative hearing was held on June 2, 2016.  On July 15, 2016, MassDEP's Office of Appeals and Dispute Resolution issued a recommended final decision approving Wynn MA’s Chapter 91 License, subject to certain conditions.  The recommended final decision was adopted by MassDEP’s Commissioner on July 22, 2016, with minor modifications. On August 3, 2016, MassDEP issued the final Chapter 91 License to Wynn MA. As a result of the final issuance, Wynn MA has commenced construction activities.

The Company will vigorously defend Wynn MA against the claims. Management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of this action or the range of reasonably possible loss, if any.

Note 14 - Income Taxes

For the three months ended June 30, 2016 and 2015, the Company recorded a tax benefit of $2.9 million and a tax expense of $13.3 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded a tax expense of $1.0 million and $16.5 million, respectively. The Company's income tax benefit and expense for the three and six months ended June 30, 2016 and 2015 is primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of WML to be permanently invested. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. FTCs should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. The Company recognized minimal income tax benefits related to excess tax deductions associated with stock compensation costs for the six months ended June 30, 2016 and $0.5 million for the same period of 2015.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In assessing the need for a valuation allowance, the Company relies solely on the reversal of net taxable temporary differences. The valuation allowance for FTCs was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in foreign source income during the 10-year FTC carryover period.

Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. For the three months ended June 30, 2016 and 2015, the Company was exempt from the payment of $9.6 million and $10.1 million, respectively, in such taxes. For the six months ended June 30, 2016 and 2015, the Company was exempt from the payment of such taxes totaling $20.9 million and $23.9 million, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of 15.5 million Macau patacas (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends was effective through December 31, 2015. In August 2016, Wynn Macau SA received an extension of the agreement for an additional five years applicable to tax years 2016 through 2020.  The extension agreement provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million).

The Company has participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2013 through 2015 tax years and will continue to participate in the IRS CAP for the 2016 tax year. In February 2016, the IRS completed an examination of the 2014 U.S. tax return and had no changes.

In April 2016, the Financial Services Bureau commenced an examination of the 2011 and 2012 Macau income tax returns of Palo. In June 2016, the Financial Services Bureau concluded its examination with no changes.

Note 15 - Segment Information

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

The Company's projects under development are Wynn Palace and Wynn Boston Harbor. In the following tables, the assets of Wynn Boston Harbor are included in Corporate and Other. Other Macau primarily represents cash and cash equivalents held at the Company's Macau holding company. The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues
Macau Operations	$639,315	$616,952	$1,247,558	$1,322,309
Las Vegas Operations	419,049	423,506	808,484	810,387
Total	$1,058,364	$1,040,458	$2,056,042	$2,132,696
Adjusted Property EBITDA (1)
Macau Operations	$190,389	$173,391	$381,634	$385,733
Las Vegas Operations	122,290	122,037	231,314	232,714
Total	312,679	295,428	612,948	618,447
Other operating costs and expenses
Pre-opening costs	45,949	16,875	79,718	32,966
Depreciation and amortization	79,749	81,913	157,720	164,779
Property charges and other	11,331	472	12,852	2,976
Corporate expenses and other	17,814	16,838	35,997	42,480
Stock-based compensation	10,297	10,336	20,808	20,996
Equity in income (loss) from unconsolidated affiliates	—	(127)	16	70
Total other operating costs and expenses	165,140	126,307	307,111	264,267
Operating income	147,539	169,121	305,837	354,180
Non-operating income and expenses
Interest income	2,783	1,498	6,262	3,190
Interest expense, net of amounts capitalized	(69,257)	(75,236)	(114,029)	(153,219)
Change in interest rate swap fair value	(1,036)	(1,114)	(2,861)	(5,723)
Decrease in Redemption Note fair value	7,982	—	2,979	—
Loss on extinguishment of debt	—	(3,839)	—	(120,033)
Equity in income (loss) from unconsolidated affiliates	—	(127)	16	70
Other	(1,462)	198	(1,945)	1,331
Total other non-operating income and expenses	(60,990)	(78,620)	(109,578)	(274,384)
Income before income taxes	86,549	90,501	196,259	79,796
Benefit (provision) for income taxes	2,893	(13,298)	(1,025)	(16,495)
Net income	89,442	77,203	195,234	63,301
Less: net income attributable to noncontrolling interest	(19,051)	(20,743)	(49,622)	(51,442)
Net income attributable to Wynn Resorts, Limited	$70,391	$56,460	$145,612	$11,859

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

	June 30, 2016	December 31, 2015
Assets
Macau
Macau Operations	$1,263,997	$1,331,312
Wynn Palace	3,771,740	3,439,041
Other Macau	121,766	570,959
Total Macau	5,157,503	5,341,312
Las Vegas Operations	3,172,846	3,145,713
Corporate and other	2,280,002	1,972,134
	$10,610,351	$10,459,159

Note 16 - Subsequent Events

Dividend

On July 28, 2016, the Company announced a cash dividend of $0.50 per share, payable on August 23, 2016 to stockholders of record as of August 11, 2016.

Revolving credit facility
On July 18, 2016, the Company entered into a $198.5 million cash-collateralized revolving credit facility (“WML Finance Credit Facility”) under which WML Finance I, Limited, an indirect subsidiary of WML, is the borrower. Borrowings under the WML Finance Credit Facility will be in Hong Kong dollars and will be used for working capital requirements and general corporate purposes.
The WML Finance Credit Facility matures in July 2018, at which time any outstanding borrowings must be repaid. The WML Finance Credit Facility will bear interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. Under terms of the agreement, mandatory repayment is required upon a Change in Control or Material Adverse Effect, as defined in the agreement.

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

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own 72% of Wynn Macau, Limited ("WML") and operate Wynn Macau and Encore at Wynn Macau, which we refer to as Wynn Macau | Encore or as our Macau Operations. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas, which we refer to as Wynn Las Vegas | Encore or our Las Vegas Operations. We are developing Wynn Palace, an integrated casino resort in the Cotai area of Macau, as well as Wynn Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate Wynn Macau | Encore under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau | Encore is located.

Wynn Macau | Encore features the following as of July 15, 2016:

•	Approximately 284,000 square feet of casino space offering 24-hour gaming and a full range of games with 428 table games and 826 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Casual and fine dining in eight restaurants;

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

Wynn Las Vegas | Encore features the following as of July 15, 2016:

•
Approximately 194,000 square feet of casino space, offering 24-hour gaming and a full range of games with 233 table games and 1,893 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets featuring signature chefs;

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

In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We are in the process of replacing the dealership and adjacent space with more than 75,000 square feet of additional high-end retail space.

Future Development

We are currently constructing Wynn Palace, an integrated resort containing a 1,700-room hotel, a performance lake, and a wide range of amenities, including meeting, retail, food and beverage, and casino spaces, in the Cotai area of Macau. We have a $2.7 billion guaranteed maximum price ("GMP") contract for the project's construction costs. The total project budget, including construction costs, capitalized interest, pre-opening expenses, land costs and financing fees, is approximately $4.2 billion. As of June 30, 2016, we have invested approximately $3.9 billion in the project. Wynn Palace is scheduled to open on August 22, 2016.

In November 2014, the Company was awarded a gaming license to develop and construct Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston. Wynn Boston Harbor will be located on a 33-acre site along the Mystic River and will contain a hotel, a waterfront boardwalk, meeting space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be between $1.9 billion and $2.1 billion. We remain engaged in site remediation, site preparation and pre-construction activities.

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

Results of Operations

Summary second quarter 2016 results

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	Percent Change	2016	2015	Percent Change
Net revenues	$1,058,364	$1,040,458	1.7	$2,056,042	$2,132,696	(3.6)
Net income attributable to Wynn Resorts, Limited	$70,391	$56,460	24.7	$145,612	$11,859	NM
Diluted net income per share	$0.69	$0.56	23.2	$1.43	$0.12	NM
Adjusted Property EBITDA	$312,679	$295,428	5.8	$612,948	$618,447	(0.9)
NM - not meaningful

During the three months ended June 30, 2016, our net income attributable to Wynn Resorts, Limited was $70.4 million, an increase of 24.7% over the same period of 2015, resulting in diluted net income per share of $0.69. Adjusted Property EBITDA increased by 5.8% for the three months ended June 30, 2016 when compared to the same period of 2015, largely due to casino revenue performance from our Macau Operations. Our Macau Operations experienced year-over-year increases in mass market table games win percentage and VIP win as a percentage of turnover, partially offset by a decrease in slot machine win.

During the six months ended June 30, 2016, our net income attributable to Wynn Resorts, Limited was $145.6 million, resulting in diluted net income per share of $1.43. During the six months ended June 30, 2015, our net income attributable to Wynn Results, Limited of $11.9 million and $0.12 on a diluted per share basis was significantly impacted by $120.0 million in losses from extinguishment of debt. Adjusted Property EBITDA decreased by 0.9% for the six months ended June 30, 2016 when compared to the same period in 2015.

Our results for the six months ended June 30, 2016 reflect continued year-over-year decline in table games volume from our Macau Operations, with decreases in VIP turnover of 22.5% and mass market table drop of 3.7%, when compared to the same period in 2015. VIP turnover continues to be impacted from the current economic and political conditions in Macau and China as well as the effect of regional economic factors on gaming promoters and our premium customers.

Financial results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Percent Change
Net revenues
Macau Operations	$639,315	$616,952	3.6
Las Vegas Operations	419,049	423,506	(1.1)
	$1,058,364	$1,040,458	1.7

Net revenues increased 1.7%, or $17.9 million, for the three months ended June 30, 2016 when compared to the same period in 2015. The increase is primarily due to a $30.2 million increase in casino revenues from our Macau Operations, partially offset by a $10.0 million decrease in non-casino revenues from our Macau Operations and a $4.5 million decrease in net revenues from our Las Vegas Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$742,659	$714,208	4.0
Non-casino revenues	315,705	326,250	(3.2)
	$1,058,364	$1,040,458	1.7

Casino revenues were 70.2% of total net revenues for the three months ended June 30, 2016, compared to 68.6% for the same period of 2015, while non-casino revenues were 29.8% of total net revenues, compared to 31.4% for the same period of 2015.

Casino revenues

Casino revenues increased 4.0%, or $28.5 million, for the three months ended June 30, 2016 when compared to the same period in 2015. The increase is primarily due to our Macau Operations, which experienced a year-over-year increase in casino revenues of 5.2% from $579.5 million to $609.8 million, primarily due to increased win percentages in both our mass market gaming operations and VIP gaming operations, partially offset by a decrease in slot machine win. Mass market table game win percentage increased from 17.5% for the three months ended June 30, 2015 to 20.0% for the same period of 2016 and VIP win as a percentage of turnover increased from 2.92% to 3.98%.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended June 30,
	2016	2015	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$609,755	$579,519	$30,236	5.2
Average number of table games	421	470	(49)	(10.4)
VIP
Average number of table games	183	247	(64)	(25.9)
VIP turnover	$11,841,200	$15,537,003	$(3,695,803)	(23.8)
Table games win	$470,976	$453,203	$17,773	3.9
VIP win as a % of turnover	3.98%	2.92%	1.06
Table games win per unit per day	$28,239	$20,177	$8,062	40.0
Mass market
Average number of table games	238	223	15	6.7
Table drop	$1,173,234	$1,193,916	$(20,682)	(1.7)
Table games win	$235,197	$208,620	$26,577	12.7
Table games win %	20.0%	17.5%	2.5
Table games win per unit per day	$10,853	$10,274	$579	5.6

Average number of slot machines	775	707	68	9.6
Slot machine handle	$806,453	$1,027,557	$(221,104)	(21.5)
Slot machine win	$33,330	$51,138	$(17,808)	(34.8)
Slot machine win per unit per day	$472	$795	$(323)	(40.6)

Las Vegas Operations:
Total casino revenues	$132,904	$134,689	$(1,785)	(1.3)
Average number of table games	237	235	2	0.9
Table drop	$427,418	$509,309	$(81,891)	(16.1)
Table games win	$96,138	$99,313	$(3,175)	(3.2)
Table games win %	22.5%	19.5%	3.0
Table games win per unit per day	$4,450	$4,650	$(200)	(4.3)

Average number of slot machines	1,885	1,868	17	0.9
Slot machine handle	$750,380	$712,147	$38,233	5.4
Slot machine win	$48,742	$51,010	$(2,268)	(4.4)
Slot machine win per unit per day	$284	$300	$(16)	(5.3)

Non-casino revenues

Non-casino revenues decreased 3.2%, or $10.5 million, to $315.7 million for the three months ended June 30, 2016, from $326.3 million for the same period of 2015, primarily due to decreases in food and beverage revenues and entertainment, retail and other revenues of 5.7% and 6.2%, respectively.

Room revenues increased 2.1% or $2.9 million, to $142.8 million for the three months ended June 30, 2016, from $139.9 million for the same period of 2015. Our Las Vegas Operations experienced an increase of $4.7 million driven by an ADR increase of 6.6%, partially offset by a 3.1 percentage point decrease in occupancy. In addition, our Macau Operations decreased $1.8 million mainly due to a 4.9 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended June 30,
	2016	2015	Percent Change (a)
Macau Operations:
Total room revenues (dollars in thousands)	$29,278	$31,078	(5.8)
Occupancy	91.5%	96.4%	(4.9)
ADR	$321	$321	—
REVPAR	$294	$310	(5.2)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$113,569	$108,834	4.4
Occupancy	85.3%	88.4%	(3.1)
ADR	$308	$289	6.6
REVPAR	$263	$255	3.1
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 5.7%, or $10.4 million, to $170.6 million for the three months ended June 30, 2016, from $181.0 million for the same period of 2015. We experienced decreases from our Las Vegas Operations and Macau Operations of $8.2 million and $2.2 million, respectively. Our Las Vegas Operations decreased primarily due to a decline in revenues from our nightclubs, while our Macau Operations was mainly from a decline in revenues at our restaurants.

Entertainment, retail and other revenues decreased 6.2%, or $5.4 million, to $82.0 million for the three months ended June 30, 2016, from $87.5 million for the same period of 2015. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 2.8%, or $2.3 million, to $79.8 million for the three months ended June 30, 2016, from $82.1 million for the same period of 2015. As a percentage of total casino revenues, promotional allowances were 10.7% for the three months ended June 30, 2016, compared to 11.5% for the same period of 2015.

Operating costs and expenses

Operating costs and expenses increased 4.5%, or $39.5 million, to $910.8 million for the three months ended June 30, 2016, from $871.3 million for the same period of 2015, largely due to an increase in pre-opening costs and property charges and other.

Casino expenses were relatively flat with $470.4 million for the three months ended June 30, 2016 when compared to $466.5 million in same period of 2015. The change was primarily due to higher gaming taxes from the 39.0% gross win tax incurred at our Macau Operations, partially offset by a decrease in payroll related expenses.

Room expenses increased 1.2%, or $0.5 million, to $38.0 million for the three months ended June 30, 2016, from $37.6 million for the same period of 2015. The increase was commensurate with the 2.1% increase in room revenues for the three months ended June 30, 2016.

Food and beverage expenses decreased 4.7%, or $5.2 million, to $105.7 million for the three months ended June 30, 2016, from $111.0 million for the same period of 2015. The decrease was commensurate with the 5.7% decrease in food and beverage revenues for the three months ended June 30, 2016.

Entertainment, retail, and other expenses decreased 3.4%, or $1.3 million, to $37.7 million for the three months ended June 30, 2016, from $39.0 million for the same period of 2015. The decrease was primarily attributable to the reduction in merchandise cost at our Macau Operations associated with the decline in retail shop revenues.

General and administrative expenses increased 5.1%, or $5.8 million, to $119.5 million for the three months ended June 30, 2016, from $113.7 million for the same period of 2015. The increase was due to $2.6 million and $1.8 million increases at our Las Vegas Operations and our Macau Operations, respectively, as well as a $1.4 million increase in corporate related expenses.

Provision for doubtful accounts decreased 42.4%, or $1.8 million, to $2.5 million for the three months ended June 30, 2016, from $4.3 million for the same period of 2015. The change in the provision was primarily due to the impact of historical collection patterns and current collection trends, as well as specific review of customer accounts, on our estimated allowance for the respective periods.

Pre-opening costs were $45.9 million for the three months ended June 30, 2016, compared to $16.9 million for the same period of 2015. During the three months ended June 30, 2016, we incurred pre-opening costs of $39.3 million related to Wynn Palace, $5.3 million related to Wynn Boston Harbor and $1.4 million at Wynn Las Vegas. During the three months ended June 30, 2015, we incurred pre-opening costs of $10.6 million and $5.8 million related to Wynn Palace and Wynn Boston Harbor, respectively.

Depreciation and amortization decreased 2.6%, or $2.2 million, to $79.7 million for the three months ended June 30, 2016, from $81.9 million for the same period of 2015. The decrease is primarily due to a change in estimated useful lives of buildings and improvements for Wynn Macau, which was effective September 1, 2015, to more accurately reflect the estimated periods during which these assets are expected to remain in service.

Property charges and other were $11.3 million for the three months ended June 30, 2016, compared to $0.5 million for the same period of 2015. During the three months ended June 30, 2016, our Las Vegas Operations incurred $7.5 million in asset abandonment charges primarily associated with the current construction of more than 75,000 square feet of additional high-end retail space and $2.6 million of losses from the sale of assets.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$96,059	$86,990	10.4
Capitalized interest	(26,802)	(11,754)	128.0
	$69,257	$75,236	(7.9)

Weighted average total debt balance	$9,549,534	$8,051,863
Weighted average interest rate	4.02%	4.30%

Interest expense decreased 7.9%, or $6.0 million for the three months ended June 30, 2016 when compared to the same period of 2015, primarily due to an increase in capitalized interest of $15.0 million, partially offset by a $9.1 million increase in interest cost to $96.1 million. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Had these amounts been corrected in the appropriate periods, the capitalized interest for the three months ended June 30, 2015, would have been $6.0 million higher. For further information, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies." Our interest cost increased due to an increase in our weighted average total debt balance for the three months ended June 30, 2016, when compared to the same period of 2015, partially offset by a decrease in our weighted average interest rate.

Other non-operating income and expenses

During the three months ended June 30, 2016, we recognized a gain of $8.0 million from the change in fair value of the Redemption Note as a result of changes in certain variables to calculate the estimated fair value. No change was recognized in the same period of 2015. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."
We incurred a loss of $3.8 million on the extinguishment of debt for the three months ended June 30, 2015. In connection with the redemption of the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, we recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount. We incurred no loss on extinguishment of debt for the three months ended June 30, 2016.
We incurred losses of $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $2.8 million for the three months ended June 30, 2016, compared to $1.5 million for the three months ended June 30, 2015. During 2016 and 2015, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income taxes
For the three months ended June 30, 2016 and 2015, we recorded a tax benefit of $2.9 million and a tax expense of $13.3 million, respectively. Our income tax benefit and expense for the three months ended June 30, 2016 and 2015 is primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of WML to be permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. foreign tax credits should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. We recognized minimal income tax benefits related to excess tax deductions associated with stock compensation costs for the three months ended June 30, 2016 and $0.1 million for the same period of 2015.
Wynn Resorts (Macau) S.A. ("Wynn Macau SA") has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the three months ended June 30, 2016 and 2015, we were exempt from the payment of $9.6 million and $10.1 million in such taxes respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau Special Administrative Region that provides for an annual payment of 15.5 million Macau patacas (approximately $1.9 million) to the Macau Special Administrative Region as complementary tax due by shareholders on dividend distributions. This agreement on dividends was effective through December 31, 2015. In August 2016, Wynn Macau SA received an extension of the agreement for an additional five years applicable to tax years 2016 through 2020.  The extension agreement provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million).

We have participated in the Internal Revenue Service ("IRS") Compliance Assurance Program ("CAP") for the 2013 through 2015 tax years and will continue to participate in the IRS CAP for the 2016 tax year. In February 2016, the IRS completed an examination of the 2014 U.S. tax return and had no changes.

In April 2016, the Financial Services Bureau commenced an examination of the 2011 and 2012 Macau income tax returns of Palo Real Estate Company Limited. In June 2016, the Financial Services Bureau concluded its examination with no changes.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $19.1 million for the three months ended June 30, 2016, compared to $20.7 million for the three months ended June 30, 2015. These amounts represent the noncontrolling interest's share of net income from WML.

Financial results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Percent Change
Net revenues
Macau Operations	$1,247,558	$1,322,309	(5.7)
Las Vegas Operations	808,484	810,387	(0.2)
	$2,056,042	$2,132,696	(3.6)

Net revenues decreased 3.6%, or $76.7 million for the six months ended June 30, 2016, when compared to the same period in 2015. The decline is primarily due to a $62.3 million decrease in casino revenues from our Macau Operations.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$1,475,389	$1,540,307	(4.2)
Non-casino revenues	580,653	592,389	(2.0)
	$2,056,042	$2,132,696	(3.6)

Casino revenues were 71.8% of total net revenues for the six months ended June 30, 2016, compared to 72.2% for the same period of 2015, while non-casino revenues were 28.2% of total net revenues, compared to 27.8% for the same period of 2015.

Casino revenues

Casino revenues decreased 4.2%, or $64.9 million, to $1.48 billion for the six months ended June 30, 2016, from $1.54 billion for the same period of 2015. The decline is primarily due to our Macau Operations, which experienced a year-over-year decrease in casino revenues of 5.0% from $1.24 billion to $1.18 billion. Our VIP gaming operations drove the Macau Operations casino revenues reduction, with $25.31 billion in VIP turnover for the six months ended June 30, 2016, compared to $32.66 billion for the same period of 2015, partially offset by an increase in VIP win as a percentage of turnover from 2.86% for the six months ended June 30, 2015 to 3.36% for the same period of 2016. In addition, our slot machine performance contributed to the decline in casino revenues from our Macau Operations with a 15.3% decrease in slot machine win driven by an 8.0% decrease in slot machine handle.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Six Months Ended June 30,
	2016	2015	Increase/ (Decrease)	Percent Change
Macau Operations:
Total casino revenues	$1,181,525	$1,243,839	$(62,314)	(5.0)
Average number of table games	428	468	(40)	(8.5)
VIP
Average number of table games	186	250	(64)	(25.6)
VIP turnover	$25,311,139	$32,664,669	$(7,353,530)	(22.5)
Table games win	$849,628	$933,568	$(83,940)	(9.0)
VIP win as a % of turnover	3.36%	2.86%	0.50
Table games win per unit per day	$25,052	$20,665	$4,387	21.2
Mass market
Average number of table games	242	218	24	11.0
Table drop	$2,383,334	$2,474,260	$(90,926)	(3.7)
Table games win	$482,697	$488,180	$(5,483)	(1.1)
Table games win %	20.3%	19.7%	0.6
Table games win per unit per day	$10,974	$12,339	$(1,365)	(11.1)

Average number of slot machines	778	678	100	14.7
Slot machine handle	$1,902,790	$2,067,172	$(164,382)	(8.0)
Slot machine win	$83,771	$98,916	$(15,145)	(15.3)
Slot machine win per unit per day	$591	$806	$(215)	(26.7)

Las Vegas Operations:
Total casino revenues	$293,864	$296,468	$(2,604)	(0.9)
Average number of table games	237	236	1	0.4
Table drop	$902,580	$1,082,921	$(180,341)	(16.7)
Table games win	$221,184	$234,992	$(13,808)	(5.9)
Table games win %	24.5%	21.7%	2.8
Table games win per unit per day	$5,121	$5,501	$(380)	(6.9)

Average number of slot machines	1,887	1,861	26	1.4
Slot machine handle	$1,467,840	$1,474,331	$(6,491)	(0.4)
Slot machine win	$98,327	$99,427	$(1,100)	(1.1)
Slot machine win per unit per day	$286	$295	$(9)	(3.1)

Non-casino revenues

Non-casino revenues decreased 2.0%, or $11.7 million, to $580.7 million for the six months ended June 30, 2016, from $592.4 million for the same period of 2015, primarily due to decreases in food and beverage revenues and entertainment, retail and other revenues of 5.0% and 7.8%, respectively.

Room revenues increased 2.4%, or $6.5 million, to $278.4 million for the six months ended June 30, 2016, from $272.0 million for the same period of 2015. Our Las Vegas Operations experienced an increase of $10.2 million driven by an ADR increase of 5.9%, partially offset by a 2.2 percentage point decrease in occupancy. In addition, our Macau Operations decreased $3.8 million mainly due to a 3.8 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Six Months Ended June 30,
	2016	2015	Percent Change (a)
Macau Operations:
Total room revenues (dollars in thousands)	$59,731	$63,493	(5.9)
Occupancy	93.1%	96.9%	(3.8)
ADR	$323	$326	(0.9)
REVPAR	$300	$316	(5.1)

Las Vegas Operations:
Total room revenues (dollars in thousands)	$218,708	$208,474	4.9
Occupancy	83.5%	85.7%	(2.2)
ADR	$303	$286	5.9
REVPAR	$253	$245	3.3
(a)    Except occupancy, which is presented as a percentage point change.

Food and beverage revenues decreased 5.0%, or $16.0 million, to $301.1 million for the six months ended June 30, 2016, from $317.0 million for the same period of 2015. We experienced decreases from our Las Vegas Operations and Macau Operations of $11.7 million and $4.3 million, respectively. Our Las Vegas Operations decreased primarily due to a decline in revenues at our nightclubs and the decrease from Macau Operations was mainly from a decline in revenues at our restaurants.

Entertainment, retail and other revenues decreased 7.8%, or $13.8 million, to $164.0 million for the six months ended June 30, 2016, from $177.8 million for the same period of 2015. The decrease is primarily due to a decline in revenue from retail shops at our Macau Operations.

Promotional allowances decreased 6.6%, or $11.6 million, to $162.9 million for the six months ended June 30, 2016, from $174.4 million for the same period of 2015. As a percentage of total casino revenues, promotional allowances were 11.0% for the six months ended June 30, 2016, compared to 11.3% for the same period of 2015.

Operating costs and expenses

Operating costs and expenses decreased 1.6%, or $28.3 million, to $1.75 billion for the six months ended June 30, 2016, from $1.78 billion for the same period of 2015, primarily due to a decrease in casino expenses partially offset by an increase in pre-opening costs.

Casino expenses decreased 6.8%, or $67.7 million, to $922.9 million for the six months ended June 30, 2016, from $990.6 million for the same period of 2015, primarily due to lower gaming taxes from the 39.0% gross win tax incurred at our Macau Operations. The decline in gaming taxes was commensurate with the 5.0% decrease in casino revenues at our Macau Operations.

Room expenses increased 2.0%, or $1.5 million, to $75.7 million for the six months ended June 30, 2016, from $74.3 million for the same period of 2015, primarily due to an increase in payroll related expenses from our Las Vegas Operations.

Food and beverage expenses decreased 1.2%, or $2.2 million, to $185.1 million for the six months ended June 30, 2016, from $187.4 million for the same period of 2015. The decrease is primarily due to lower costs in the current period for entertainment at our Las Vegas nightclubs and a reduction in costs associated with the decrease in food and beverage revenues.

Entertainment, retail, and other expenses decreased 4.2%, or $3.3 million, to $76.0 million for the six months ended June 30, 2016, from $79.3 million for the same period of 2015. The decrease is primarily attributable to the reduction in merchandise cost at our Macau Operations associated with the decline in retail shop revenues.

General and administrative expenses were relatively flat at $237.0 million for the six months ended June 30, 2016, compared to $235.9 million for the same period of 2015.

Provision for doubtful accounts decreased $7.2 million to $3.2 million for the six months ended June 30, 2016, compared to $10.4 million for the same period of 2015. The change in the provision was primarily due to the collection of an account in Macau that resulted in a $6.7 million reversal of the previously recorded allowance for doubtful accounts.

Pre-opening costs were $79.7 million for the six months ended June 30, 2016, compared to $33.0 million for the same period of 2015. During the six months ended June 30, 2016, we incurred pre-opening costs of $65.6 million related to Wynn Palace, $12.0 million related to Wynn Boston Harbor and $2.1 million at Wynn Las Vegas. During the six months ended June 30, 2015, we incurred pre-opening costs of $20.5 million and $12.4 million related to Wynn Palace and Wynn Boston Harbor, respectively.

Depreciation and amortization decreased 4.3%, or $7.1 million, to $157.7 million for the six months ended June 30, 2016, from $164.8 million for the same period of 2015. The decrease is primarily due to a change in estimated useful lives of buildings and improvements for Wynn Macau, which was effective September 1, 2015, to more accurately reflect the estimated periods during which these assets are expected to remain in service.

Property charges and other were $12.9 million for the six months ended June 30, 2016, compared to $3.0 million for the same period of 2015. During the six months ended June 30, 2016, our Las Vegas Operations incurred $7.5 million in asset abandonment charges primarily associated with the current construction of more than 75,000 square feet of additional high-end retail space and $2.6 million of losses from the sale of assets.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$189,231	$175,831	7.6
Capitalized interest	(75,202)	(22,612)	232.6
	$114,029	$153,219	(25.6)

Weighted average total debt balance	$9,476,120	$7,788,540
Weighted average interest rate	3.99%	4.48%

Interest expense decreased 25.6%, or $39.2 million for the six months ended June 30, 2016 when compared to the same period of 2015, primarily due to an increase in capitalized interest of $52.6 million. During the first quarter of 2016, we corrected immaterial amounts of additional interest of $25.6 million that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Had these amounts been corrected in the appropriate periods, the capitalized interest for the six months ended June 30, 2015, would have been $11.1 million higher. For further information, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies." Interest cost increased $13.4 million for the six months ended June 30, 2016 when compared to the same period of 2015. The increase was due to an increase in our weighted average total debt balance, partially offset by a decrease in our weighted average interest rate.

Other non-operating income and expenses

During the six months ended June 30, 2016, we recognized a gain of $3.0 million from the change in fair value of the Redemption Note as a result of changes in certain variables to calculate the estimated fair value. No change was recognized in the same period of 2015. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

We incurred a loss of $120.0 million on the extinguishment of debt for the six months ended June 30, 2015, in connection with the cash tender offer of the 2020 Notes and redemption of the untendered 7 7/8% 2020 Notes. We expensed $98.9 million for the consideration to holders who tendered, $17.2 million of unamortized deferred financing costs and original issue discount, and $0.1 million in other fees incurred related to the cash tender offer.  In connection with the redemption of the remaining $71.1 million principal amount of the untendered 7 7/8% 2020 Notes, we recorded a loss for the premium portion of the consideration of $2.8 million and expensed $1.0 million of unamortized deferred financing costs and original discount. We incurred no loss on extinguishment of debt for the six months ended June 30, 2016.
We incurred losses of $2.9 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $6.3 million for the six months ended June 30, 2016, compared to $3.2 million for the same period of 2015. During 2016 and 2015, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income taxes
For the six months ended June 30, 2016 and 2015, we recorded a tax expense of $1.0 million and $16.5 million, respectively. Our income tax expense for the six months ended June 30, 2016 and 2015 is primarily related to an increase in the domestic valuation allowance for FTCs that are expected to provide a U.S. tax benefit in future years.
Since June 30, 2010, we have no longer considered our portion of the tax earnings and profits of WML to be permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. foreign tax credits should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. We recognized minimal income tax benefits related to excess tax deductions associated with stock compensation costs for the six months ended June 30, 2016 and $0.5 million for the same period of 2015.
Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the six months ended June 30, 2016 and 2015, we were exempt from the payment of $20.9 million and $23.9 million in such taxes respectively. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $49.6 million for the six months ended June 30, 2016, compared to $51.4 million for the six months ended June 30, 2015. These amounts represent the noncontrolling interest's share of net income from WML.

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

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 15 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Macau Operations	$190,389	$173,391	$381,634	$385,733
Las Vegas Operations	122,290	122,037	231,314	232,714
	$312,679	$295,428	$612,948	$618,447

Adjusted Property EBITDA at our Macau Operations increased 9.8% for the three months ended June 30, 2016 when compared to the same period of 2015, primarily due to casino revenue performance with year-over-year increases in VIP win as a percentage of turnover and mass market table games win percentage, partially offset by a decrease in slot machine win. Adjusted Property EBITDA at our Macau Operations decreased 1.1% for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to the decline in casino revenues from VIP turnover.

Adjusted Property EBITDA at our Las Vegas Operations was relatively flat for the three and six months ended June 30, 2016.

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

Net cash provided by operations for the six months ended June 30, 2016 was $369.9 million, compared to $186.3 million for the same period in 2015. The increase was primarily due to the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $605.8 million, compared to $964.5 million for the same period in 2015. Capital expenditures, net of construction payables and retention, were $548.9 million and $967.8 million for the six months ended June 30, 2016 and 2015, respectively, primarily associated with Wynn Palace construction.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $59.2 million, compared to $84.1 million for the same the period of 2015. During the six months ended June 30, 2016, our net cash provided by financing activities was mainly due to borrowings of $150.1 million under the Wynn Macau's $750 million equivalent senior secured revolving credit facility and $155.3 million under Wynn America's $875 million senior secured term loan facility, primarily offset by dividends paid of $212.8 million. Net cash provided by financing activities for the six months ended June 30, 2015 consisted primarily of $1.8 billion provided upon issuance of 5 1/2% Senior Notes due 2025, offset by the purchase of $1.49 billion of our 2020 Notes pursuant to a cash tender offer and subsequent redemption of the untendered 7 7/8% 2020 Notes, dividends paid of $396.9 million, and payments of $127.6 million in financing costs.

Capital Resources

As of June 30, 2016, we had $1.90 billion of cash and cash equivalents and $303.3 million of available-for-sale investments in corporate bonds, commercial paper and U.S. governmental agency bonds. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with original maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, WML (of which we own 72%) and its subsidiaries held $385.6 million in cash. If our portion of this cash was repatriated to the U.S. on June 30, 2016, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn Las Vegas, LLC held cash balances of $177.7 million. Wynn Resorts, Limited (including its subsidiaries other than Wynn Las Vegas, LLC and WML), which is not a guarantor of the debt of its subsidiaries, held $1.34 billion and $303.3 million of cash and available-for-sale investments, respectively.

The Wynn Macau credit facilities consist of a $2.27 billion equivalent fully funded senior secured term loan facility and a $750 million equivalent senior secured revolving credit facility. Borrowings under the Wynn Macau credit facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness, and will be used to fund the construction and development of Wynn Palace and for general corporate purposes. As of June 30, 2016, we had $168.7 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $375 million senior secured revolving credit facility and an $875 million delay draw senior secured term loan facility (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities will be used to fund the design, development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. On June 21, 2016, we amended the Wynn America Credit Facilities to extend the available borrowing period of the delay draw senior secured term loan facility for $649.7 million from June 30, 2016 to December 31, 2016. On July 1, 2016, we amended the Wynn America Credit Facilities to increase the original delay draw senior secured term loan facility by a principal amount of $125 million with the available borrowing period ending on December 31, 2016. As of July 1, 2016, as a result of the amendment to increase the principal amount of the delay draw senior secured term loan facility, the available borrowing capacity under the Wynn America Credit Facilities increased to $1.14 billion, net of $8.2 million in outstanding letters of credit.

On July 18, 2016, we entered into a $198.5 million cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect subsidiary of WML, is the borrower. The WML Finance Credit Facility matures in July 2018 at which time any outstanding borrowings must be repaid.

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

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for previously discussed interest rate swaps. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At June 30, 2016, we had outstanding letters of credit totaling $8.2 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2016 to our contractual obligations or off balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Legal proceedings in which we are involved also may impact our liquidity. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13 "Commitments and Contingencies."

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to these policies for the six months ended June 30, 2016.

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period are, and will continue to be, recognized as a change in interest rate swap fair value in our Condensed Consolidated Statements of Income, as the swaps do not qualify for hedge accounting.

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

As of June 30, 2016, interest rate swaps of $2.2 million were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

Interest Rate Sensitivity

As of June 30, 2016, approximately 75% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of June 30, 2016, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $23.6 million.

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

Because many of Wynn Macau's payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau's obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau's results of operations, financial condition, and ability to service its debt. To date, we have not engaged in hedging activities intended to protect against foreign currency risk. Based on our balances at June 30, 2016, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $28.9 million.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company's legal proceedings see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 13 "Commitments and Contingencies" of Part I in this Quarterly Report on Form 10-Q.

CCAC Information Request

In July 2014, Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of Wynn Macau, Limited, was contacted by the Commission Against Corruption of Macau ("CCAC") requesting certain information related to its land in the Cotai area of Macau. Wynn Macau SA is cooperating with CCAC's request.

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors during the six months ended June 30, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2016, we had no repurchases of our common stock.

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
*10.1
Third Amendment to Credit Agreement, dated as of June 21, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*10.2
Fourth Amendment to Credit Agreement, dated as of July 1, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014.

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statement of Stockholders' Equity at June 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: August 9, 2016	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

