Form 10-Q
period 2016-09-30
WYNN RESORTS LTD
filed 2016-11-04
CIK 1174922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common stock, $0.01 par value	101,740,911

WYNN RESORTS, LIMITED AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,510,808	$2,080,089
Investment securities	225,996	115,297
Receivables, net	177,591	187,887
Inventories	88,728	74,493
Prepaid expenses and other	54,074	48,012
Total current assets	2,057,197	2,505,778
Property and equipment, net	8,270,047	7,477,478
Restricted cash	202,851	2,060
Investment securities	77,549	136,256
Intangible assets, net	114,184	110,972
Other assets	204,116	225,888
Investment in unconsolidated affiliates	—	727
Total assets	$10,925,944	$10,459,159
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts and construction payables	$356,533	$210,372
Current portion of land concession obligation	—	16,000
Customer deposits	529,192	436,409
Gaming taxes payable	145,679	98,559
Accrued compensation and benefits	152,014	129,697
Accrued interest	74,325	98,129
Other accrued liabilities	172,527	121,005
Total current liabilities	1,430,270	1,110,171
Long-term debt	9,440,856	9,149,665
Other long-term liabilities	83,157	141,121
Deferred income taxes, net	36,093	36,357
Total liabilities	10,990,376	10,437,314
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Preferred stock, par value $0.01; 40,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.01; 400,000,000 shares authorized; 114,899,209 and 114,610,441 shares issued; 101,740,911 and 101,571,909 shares outstanding, respectively	1,149	1,146
Treasury stock, at cost; 13,158,298 and 13,038,532 shares, respectively	(1,158,971)	(1,152,680)
Additional paid-in capital	989,654	983,131
Accumulated other comprehensive income	2,022	1,092
Retained earnings	32,148	55,332
Total Wynn Resorts, Limited stockholders' deficit	(133,998)	(111,979)
Noncontrolling interest	69,566	133,824
Total stockholders' equity (deficit)	(64,432)	21,845
Total liabilities and stockholders' equity (deficit)	$10,925,944	$10,459,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Casino	$788,219	$700,014	$2,263,608	$2,240,321
Rooms	152,608	133,460	431,047	405,427
Food and beverage	167,997	160,283	469,072	477,312
Entertainment, retail and other	93,230	87,008	257,256	264,843
Gross revenues	1,202,054	1,080,765	3,420,983	3,387,903
Less: promotional allowances	(92,232)	(84,480)	(255,119)	(258,922)
Net revenues	1,109,822	996,285	3,165,864	3,128,981
Operating costs and expenses:
Casino	505,620	445,167	1,428,532	1,435,755
Rooms	40,188	37,293	115,937	111,563
Food and beverage	109,333	101,161	294,480	288,519
Entertainment, retail and other	40,153	39,263	116,126	118,554
General and administrative	144,206	116,639	381,156	352,546
(Benefit) provision for doubtful accounts	(2,368)	2,885	816	13,266
Pre-opening costs	70,778	19,467	150,496	52,433
Depreciation and amortization	106,467	80,649	264,187	245,428
Property charges and other	18,514	987	31,366	3,963
Total operating costs and expenses	1,032,891	843,511	2,783,096	2,622,027
Operating income	76,931	152,774	382,768	506,954
Other income (expense):
Interest income	3,678	1,465	9,940	4,655
Interest expense, net of amounts capitalized	(79,669)	(74,079)	(193,698)	(227,298)
Change in interest rate swap fair value	1,168	(1,287)	(1,693)	(7,010)
(Increase) decrease in Redemption Note fair value	(22,218)	47,488	(19,239)	47,488
Loss on extinguishment of debt	—	(5,971)	—	(126,004)
Equity in income (loss) from unconsolidated affiliates	—	(2)	16	68
Other	899	459	(1,046)	1,790
Other income (expense), net	(96,142)	(31,927)	(205,720)	(306,311)
Income (loss) before income taxes	(19,211)	120,847	177,048	200,643
Provision for income taxes	(120)	(7,418)	(1,145)	(23,913)
Net income (loss)	(19,331)	113,429	175,903	176,730
Net (income) loss attributable to noncontrolling interest	1,894	(17,219)	(47,728)	(68,661)
Net income (loss) attributable to Wynn Resorts, Limited	$(17,437)	$96,210	$128,175	$108,069
Basic and diluted income per common share:
Net income (loss) attributable to Wynn Resorts, Limited:
Basic	$(0.17)	$0.95	$1.26	$1.07
Diluted	$(0.17)	$0.95	$1.26	$1.06
Weighted average common shares outstanding:
Basic	101,439	101,161	101,423	101,151
Diluted	101,439	101,581	101,835	101,708
Dividends declared per common share	$0.50	$0.50	$1.50	$2.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(19,331)	$113,429	$175,903	$176,730
Other comprehensive income (loss):
Foreign currency translation adjustments, before and after tax	142	60	(192)	(400)
Unrealized gain (loss) on investment securities, before and after tax	(177)	(263)	1,069	(470)
Total comprehensive income (loss)	(19,366)	113,226	176,780	175,860
Comprehensive (income) loss attributable to noncontrolling interest	1,854	(17,236)	(47,675)	(68,553)
Comprehensive income (loss) attributable to Wynn Resorts, Limited	$(17,512)	$95,990	$129,105	$107,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Common stock
	Shares outstanding	Par value	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Wynn Resorts, Ltd. stockholders' deficit	Noncontrolling interest	Total stockholders' equity (deficit)
Balances, January 1, 2016	101,571,909	$1,146	$(1,152,680)	$983,131	$1,092	$55,332	$(111,979)	$133,824	$21,845
Net income	—	—	—	—	—	128,175	128,175	47,728	175,903
Currency translation adjustment	—	—	—	—	(139)	—	(139)	(53)	(192)
Net unrealized gain on investment securities	—	—	—	—	1,069	—	1,069	—	1,069
Issuance of restricted stock	348,768	3	—	(3)	—	—	—	—	—
Cancellation of restricted stock	(60,000)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(119,766)	—	(6,291)	—	—	—	(6,291)	—	(6,291)
Shares of subsidiary repurchased for share award plan	—	—	—	(5,471)	—	—	(5,471)	(2,109)	(7,580)
Cash dividends declared	—	—	—	—	—	(151,359)	(151,359)	(111,725)	(263,084)
Excess tax benefits from stock-based compensation	—	—	—	170	—	—	170	—	170
Stock-based compensation	—	—	—	11,827	—	—	11,827	1,901	13,728
Balances, September 30, 2016	101,740,911	$1,149	$(1,158,971)	$989,654	$2,022	$32,148	$(133,998)	$69,566	$(64,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$175,903	$176,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,187	245,428
Deferred income taxes	(95)	23,357
Stock-based compensation expense	29,360	30,324
Excess tax benefits from stock-based compensation	(111)	(549)
Amortization of deferred financing costs and other	18,116	12,577
Loss on extinguishment of debt	—	126,004
Provision for doubtful accounts	816	13,266
Property charges and other	19,004	3,698
Equity in income of unconsolidated affiliates, net of distributions	—	771
Change in interest rate swap fair value	1,693	7,010
Increase (decrease) in Redemption Note fair value	19,239	(47,488)
Increase (decrease) in cash from changes in:
Receivables, net	9,463	20,116
Inventories and prepaid expenses and other	(37,101)	1,190
Customer deposits	92,944	(126,008)
Accounts payable and accrued expenses	87,425	(140,918)
Net cash provided by operating activities	680,843	345,508
Cash flows from investing activities:
Capital expenditures, net of construction payables and retention	(954,709)	(1,425,943)
Return of investment in unconsolidated affiliates	727	—
Purchase of investment securities	(126,635)	(182,600)
Proceeds from sale or maturity of investment securities	73,576	182,103
Purchase of intangible assets and other assets	(12,116)	(3,671)
Proceeds from sale of assets	3,929	4,186
Net cash used in investing activities	(1,015,228)	(1,425,925)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	974
Excess tax benefits from stock-based compensation	111	549
Dividends paid	(263,680)	(447,504)
Proceeds from issuance of long-term debt	505,484	4,789,374
Repayments of long-term debt	(240,386)	(3,341,925)
Restricted cash	(200,790)	(864)
Repurchase of common stock	(6,291)	(6,912)
Shares of subsidiary repurchased for share award plan	(7,580)	(1,492)
Payment on long-term land concession obligation	(15,968)	(15,224)
Payments for financing costs	(5,340)	(178,906)
Net cash provided by (used in) financing activities	(234,440)	798,070
Effect of exchange rate on cash	(456)	392
Cash and cash equivalents:
Decrease in cash and cash equivalents	(569,281)	(281,955)
Balance, beginning of period	2,080,089	2,182,164
Balance, end of period	$1,510,808	$1,900,209

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$199,388	$247,250
Stock-based compensation capitalized into construction	$74	$195
Increase in accounts and construction payables related to property and equipment	$86,680	$38,942
Increase in dividends payable on unvested restricted stock included in accrued liabilities	$596	$1,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -    Organization and Basis of Presentation

Organization

Wynn Resorts, Limited, a Nevada corporation (together with its subsidiaries, "Wynn Resorts" or the "Company") is a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), the Company owns approximately 72% of Wynn Macau, Limited ("WML") and the Company operates the integrated Wynn Macau and Encore at Wynn Macau resort and the Wynn Palace resort, both of which are owned by an indirect wholly owned subsidiary of WML. In Las Vegas, Nevada, the Company owns 100% of and operates the integrated Wynn Las Vegas and Encore at Wynn Las Vegas resort.

Macau Operations

The Company's integrated Macau resort of Wynn Macau and Encore at Wynn Macau features two luxury hotel towers with a total of 1,008 guest rooms and suites, approximately 284,000 square feet of casino space, eight food and beverage outlets, approximately 31,000 square feet of lounge and meeting space, approximately 57,000 square feet of retail space, a rotunda show and recreation and leisure facilities.

On August 22, 2016, the Company opened Wynn Palace, an integrated resort in the Cotai area of Macau. Wynn Palace features a luxury hotel tower with 1,706 guest rooms, suites and villas, approximately 500,000 square feet of casino space, 10 food and beverage outlets, approximately 40,000 square feet of lounge and meeting space, approximately 105,000 square feet of retail space, public attractions, including a performance lake and floral art displays, and recreation and leisure facilities.

The Company refers to these resorts collectively as its Macau Operations.

Las Vegas Operations

The Company's integrated Las Vegas resort of Wynn Las Vegas and Encore at Wynn Las Vegas features two luxury hotel towers with a total of 4,748 guest rooms, suites and villas, approximately 194,000 square feet of casino space, 33 food and beverage outlets, an on-site 18-hole golf course, approximately 290,000 square feet of meeting and convention space, approximately 99,000 square feet of retail space, as well as two showrooms, three nightclubs, a beach club, and recreation and leisure facilities. The Company refers to this resort as its Las Vegas Operations.

Development Projects

In November 2014, the Company was awarded a gaming license to develop and construct, Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston. Wynn Boston Harbor will be located on a 33-acre site along the Mystic River and will contain a hotel, a waterfront boardwalk, meeting space, casino space, a spa, retail offerings and food and beverage outlets. During the quarter, the Company commenced construction activities and continues with site remediation and site preparation. The Company expects to open Wynn Boston Harbor in the first half of 2019.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as disclosed in Note 2 under "Summary of Significant Accounting Policies: Prior Period Adjustments") necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the previous year have been reclassified to be consistent with the current year presentation. The payment of deposits on property and equipment, previously presented in purchase of other assets in investing activities, is now presented in capital expenditures in investing activities.  The amount of deposits on property and equipment that have been reclassified for the nine months ended September 30, 2015 was $94.3 million. The reclassification had no effect on the previously reported net cash used in investing activities.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less and include both U.S. dollar denominated and foreign currency denominated securities. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents of $478.0 million and $846.3 million at September 30, 2016 and December 31, 2015, respectively, were invested in bank time deposits, money market funds and commercial paper. In addition, the Company held bank deposits and cash on hand of approximately $1.03 billion and $1.23 billion as of September 30, 2016 and December 31, 2015, respectively.

Restricted Cash

The Company's restricted cash consists of collateral associated with borrowings under a revolving credit facility and cash held in trust in accordance with the Company's majority owned subsidiary's share award plan.
Investment Securities

Investment securities consist of domestic and foreign short-term and long-term investments in corporate bonds, commercial paper and U.S. government agency bonds reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Short-term investments have a maturity date of less than one year and long-term investments are those with a maturity date greater than one year. The Company's investment policy limits the amount of exposure to any one issuer with the objective of minimizing the potential risk of principal loss. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. Adjustments are made for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income together with realized gains and losses and the stated interest on such securities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of "markers" to approved casino customers following investigations of creditworthiness. As of September 30, 2016 and December 31, 2015, approximately 87.9% and 85.1%, respectively, of the Company's markers were due from customers residing outside the United States, primarily in Asia. Business or economic conditions or other significant events in these countries could affect the collectability of such receivables.

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

Redemption Price Promissory Note

The Company records the Redemption Price Promissory Note (the "Redemption Note") at fair value in accordance with applicable accounting guidance. As of September 30, 2016 and December 31, 2015, the fair value of the Redemption Note was$1.90 billion and $1.88 billion, respectively. In determining this fair value, the Company estimated the Redemption Note's present value using discounted cash flows with a probability weighted expected return for redemption assumptions and a discount rate, which included time value and non-performance risk adjustments commensurate with risk of the Redemption Note.

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

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. The commissions rebated directly or indirectly through games promoters to customers, cash discounts, other cash incentives and points earned by customers from the Company's loyalty programs are recorded as a reduction to casino revenues. Rooms, food and beverage, entertainment and other operating revenues are recognized when services are performed. Entertainment, retail and other revenue includes rental income, which is recognized on a time proportion basis over the lease term. Contingent rental income is recognized when the right to receive such rental income is established according to the lease agreements. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues. Such amounts are then deducted as promotional allowances. The estimated retail value of providing such promotional allowances are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rooms	$51,222	$43,842	$137,656	$135,411
Food and beverage	31,555	31,944	93,425	102,150
Entertainment, retail and other	9,455	8,694	24,038	21,361
	$92,232	$84,480	$255,119	$258,922

The estimated cost of providing such promotional allowances, which is included primarily in casino expenses, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rooms	$16,791	$13,095	$41,581	$38,496
Food and beverage	28,798	26,391	80,377	81,878
Entertainment, retail and other	3,696	3,161	10,542	10,791
	$49,285	$42,647	$132,500	$131,165

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company's gross gaming revenues and are recorded as casino expenses in the accompanying Condensed Consolidated Statements of Operations. These taxes were $320.0 million and $272.8 million for the three months ended September 30, 2016 and 2015, respectively, and $900.0 million and $893.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Fair Value Measurements

The Company measures certain of its financial assets and liabilities, such as cash equivalents, restricted cash, available-for-sale securities, interest rate swaps, and the Redemption Note, at fair value on a recurring basis pursuant to accounting standards for fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present assets and liabilities carried at fair value (in thousands):

		Fair Value Measurements Using:
	September 30, 2016	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$478,039	$1,237	$476,802	—
Restricted cash	$202,851	$2,851	$200,000	—
Available-for-sale securities	$303,545	—	$303,545	—

Liabilities:
Interest rate swaps	$1,071	—	$1,071	—
Redemption Note	$1,903,641	—	$1,903,641	—

		Fair Value Measurements Using:
	December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$846,281	$186	$846,095	—
Restricted cash	$2,060	$2,060	—	—
Available-for-sale securities	$251,553	—	$251,553	—
Interest rate swaps	$726	—	$726	—

Liabilities:
Interest rate swaps	$108	—	$108	—
Redemption Note	$1,884,402	—	$1,884,402	—

Recently Issued and Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. In particular, the new guidance clarifies the classification related to several types of cash flows; including items such as debt extinguishment costs and distributions received from equity method investees. The new guidance also provides a three-step approach for classifying cash receipts and payments that have aspects of more than one class of cash flows. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2017, and interim periods within those fiscal periods and early application is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued an accounting standards update that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

occur. The effective date for this guidance is for financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal periods and early application is permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Prior Period Adjustments

During the three months ended March 31, 2016, the Company identified $21.9 million and $3.7 million of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014, respectively. Considering both quantitative and qualitative factors, the Company has determined the amounts were immaterial to any previously issued financial statements and would be immaterial to the expected full year results for 2016. Accordingly, the Company corrected these immaterial amounts during the first quarter of the nine months ended September 30, 2016, resulting in a decrease to interest expense of $25.6 million and increases to net income attributable to Wynn Resorts, Limited of $18.5 million and basic and diluted net income per common share of $0.18. Had these amounts been corrected in the appropriate periods, it would have resulted in a decrease to interest expense of $7.9 million and increases to net income attributable to Wynn Resorts, Limited of $5.7 million and basic and diluted net income per common share of $0.05, for the three months ended September 30, 2015, and it would have resulted in a decrease to interest expense of $19.0 million and increases to net income attributable to Wynn Resorts, Limited of $13.7 million and basic and diluted net income per common share of $0.14, for the nine months ended September 30, 2015.

Note 3 -    Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income (loss) attributable to Wynn Resorts, Limited by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Wynn Resorts, Limited by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potential dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and unvested restricted stock.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Wynn Resorts, Limited	$(17,437)	$96,210	$128,175	$108,069

Denominator:
Weighted average common shares outstanding	101,439	101,161	101,423	101,151
Potential dilutive effect of stock options and restricted stock	—	420	412	557
Weighted average common and common equivalent shares outstanding	101,439	101,581	101,835	101,708

Net income (loss) attributable to Wynn Resorts, Limited per common share, basic	$(0.17)	$0.95	$1.26	$1.07
Net income (loss) attributable to Wynn Resorts, Limited per common share, diluted	$(0.17)	$0.95	$1.26	$1.06

Anti-dilutive stock options and restricted stock excluded from the calculation of diluted net income (loss) per share	1,682	791	785	648

For the three months ended September 30, 2016, the Company recorded a net loss attributable to Wynn Resorts, Limited. Accordingly, the potential dilutive effect of stock options and restricted stock is anti-dilutive. As a result, basic EPS is equal to diluted EPS for the three months ended September 30, 2016.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 -    Accumulated Other Comprehensive Income

The following table presents the changes by component, net of tax and noncontrolling interest, in accumulated other comprehensive income of the Company (in thousands):

	Foreign currency translation	Unrealized loss on investment securities	Accumulated other comprehensive income
December 31, 2015	$2,343	$(1,251)	$1,092
Current period other comprehensive income (loss)	(139)	1,069	930
September 30, 2016	$2,204	$(182)	$2,022

Note 5 -    Investment Securities

Investment securities consisted of the following (in thousands):

	September 30, 2016				December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Domestic and foreign corporate bonds	$230,025	$88	$(194)	$229,919	$243,857	$—	$(1,243)	$242,614
Commercial paper	63,592	2	(76)	63,518	8,947	—	(8)	8,939
U.S. government agency bonds	10,110	—	(2)	10,108	—	—	—	—
	$303,727	$90	$(272)	$303,545	$252,804	$—	$(1,251)	$251,553

For investments with unrealized losses as of September 30, 2016 and December 31, 2015, the Company has determined that it does not have the intent to sell any of these investments and it is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost. Accordingly, the Company has determined that no other-than-temporary impairments exist at the reporting dates.

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

The fair values of these investment securities at September 30, 2016, by contractual maturity, are as follows (in thousands):

Fair value
Available-for-sale securities
Due in one year or less	$225,996
Due after one year through two years	56,833
Due after two years through three years	20,716
$303,545

Note 6 -    Receivables, net

Receivables, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Casino	$167,615	$190,294
Hotel	21,174	20,661
Retail leases and other	38,172	43,989
	226,961	254,944
Less: allowance for doubtful accounts	(49,370)	(67,057)
	$177,591	$187,887

Note 7 -    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and improvements	$827,161	$804,512
Buildings and improvements	7,607,136	3,975,419
Furniture, fixtures and equipment	2,164,001	1,809,938
Leasehold interests in land	316,473	316,681
Airplanes	194,412	194,412
Construction in progress	210,264	3,217,117
	11,319,447	10,318,079
Less: accumulated depreciation	(3,049,400)	(2,840,601)
	$8,270,047	$7,477,478

As of December 31, 2015, construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Palace and Wynn Boston Harbor. On August 22, 2016, the Company opened Wynn Palace. Accordingly, amounts relating to Wynn Palace were transferred to the appropriate property and equipment categories. As of September 30, 2016, construction in progress consists primarily of costs capitalized, including interest, for the construction of Wynn Boston Harbor.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 -    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Macau Related:
Wynn Macau Credit Facilities:
Senior Term Loan Facility (as amended September 2015), due September 2021; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.42% and 2.08% at September 30, 2016 and December 31, 2015), net of debt issuance costs and original issue discount of $29,840 at September 30, 2016 and $35,112 at December 31, 2015	$2,276,796	$2,272,200
Senior Revolving Credit Facility (as amended September 2015), due September 2020; interest at LIBOR or HIBOR plus 1.50%—2.25% (2.42% and 2.07% at September 30, 2016 and December 31, 2015)	340,827	431,172
5 1/4% Senior Notes, due October 15, 2021, net of debt issuance costs and original issue premium of $7,012 at September 30, 2016 and $7,896 at December 31, 2015	1,342,986	1,342,104
WML Finance Revolving Credit Facility, due July 2018; interest at 1.50%	199,623	—
U.S. and Corporate Related:
Wynn America Credit Facilities:
Senior Term Loan Facility, due November 2020; interest at base rate plus 0.75% or LIBOR plus 1.75% (2.28% and 1.99% at September 30, 2016 and December 31, 2015), net of debt issuance costs of $16,427 at September 30, 2016 and $15,712 at December 31, 2015	208,906	54,288
5 3/8% First Mortgage Notes, due March 15, 2022, net of debt issuance costs of $6,985 at September 30, 2016 and $7,791 at December 31, 2015	893,015	892,209
4 1/4% Senior Notes, due May 30, 2023, net of debt issuance costs of $2,911 at September 30, 2016 and $3,183 at December 31, 2015	497,089	496,817
5 1/2% Senior Notes, due March 1, 2025, net of debt issuance costs of $22,027 at September 30, 2016 and $23,527 at December 31, 2015	1,777,973	1,776,473
Redemption Price Promissory Note with former stockholder and related party, due February 18, 2022; interest at 2%, net of fair value adjustment of $32,802 at September 30, 2016 and $52,041 at December 31, 2015	1,903,641	1,884,402
	9,440,856	9,149,665
Current portion of long-term debt	—	—
	$9,440,856	$9,149,665

Wynn Macau Credit Facilities

The Company's credit facilities include a $2.27 billion equivalent fully funded senior secured term loan facility (the "Wynn Macau Senior Term Loan Facility") and a $750 million equivalent senior secured revolving credit facility (the "Wynn Macau Senior Revolving Credit Facility" and together with the Wynn Macau Senior Term Loan Facility, the "Wynn Macau Credit Facilities"). As of September 30, 2016, the Company had $409.2 million of available borrowing capacity under the Wynn Macau Senior Revolving Credit Facility.

On September 30, 2015, the Wynn Macau Credit Facilities were amended, to, among other things, increase borrowing capacity and extend maturity dates. In connection with the amendment, the Company expensed $2.1 million of unamortized deferred financing costs that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statement of Operations.

WML Finance Revolving Credit Facility
On July 18, 2016, the Company entered into a HK$1.55 billion (approximately $199.6 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility") under which WML Finance I, Limited, an indirect subsidiary of WML, is the borrower. Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The WML Finance Credit Facility matures in July 2018, at which time any outstanding borrowings must be repaid. The WML Finance Credit Facility bears interest initially at 1.50% per annum, such rate calculated as the interest rate paid by the lender as the deposit bank for the cash collateral deposited and pledged with the lender plus a margin of 0.40%. Under terms of the agreement, mandatory repayment is required upon a Change in Control or Material Adverse Effect, as defined in the agreement. As of September 30, 2016, the Company has drawn the full amount under the WML Finance Credit Facility.
On October 25, 2016, the Company amended the WML Finance Credit Facility to increase the principal amount up to HK$3.87 billion (approximately $498.9 million). The terms of borrowing for the increased principal amount under the amendment are equivalent to the terms of the original credit agreement, including the requirement for cash collateral to be deposited and pledged with the lender, and interest borne at the same rate as described above. No additional amounts have been borrowed subsequent to September 30, 2016.
Wynn America Credit Facilities

As of September 30, 2016, the Company's credit facilities include a $1.0 billion senior secured term loan facility and a $375 million senior secured revolving credit facility (the "Wynn America Credit Facilities").

On June 30, 2016, the Company amended the Wynn America Credit Facilities to extend the available borrowing period for $649.7 million of the existing $875 million senior secured term loan facility (the "WA Senior Term Loan Facility I") from June 30, 2016 to December 31, 2016. The available borrowing period for $55 million of the WA Senior Term Loan Facility I was not extended. The Company paid customary fees and expenses in connection with the amendment.

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
As of September 30, 2016, the Company has drawn $225.3 million under the Wynn America Credit Facilities with available borrowing capacity of $1.14 billion, net of $10.6 million in outstanding letters of credit.

First Mortgage Notes due 2020
On February 10, 2015, Wynn Las Vegas, LLC and Wynn Las Vegas Capital Corp., an indirect wholly owned subsidiary of Wynn Resorts, Limited commenced a cash tender offer for any and all of the outstanding aggregate principal amounts of the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes" and together with the 7 7/8% 2020 Notes, the "2020 Notes"). The premium portion of the aggregate total consideration was $98.9 million and was recorded as a loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations. In connection with the cash tender, the Company expensed $17.2 million of unamortized deferred financing costs and original issue discount related to the 2020 Notes and incurred other fees of $0.1 million that are included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations.

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

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Debt Covenant Compliance

As of September 30, 2016, management believes the Company was in compliance with all debt covenants.

Fair Value of Long-Term Debt

The estimated fair value of the Company's long-term debt, excluding the Redemption Note, as of September 30, 2016 and December 31, 2015 was $7.32 billion and $6.86 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount and premium, of $7.62 billion and $7.36 billion, respectively. The estimated fair value of the Company's long-term debt, excluding the Redemption Note, is based on recent trades, if available, and indicative pricing from market information (Level 2 inputs). See Note 2 "Summary of Significant Accounting Policies" for discussion on the estimated fair value of the Redemption Note.

Note 9 - Derivative Financial Instruments

Derivative financial instruments are used to manage interest rate and foreign currency exposures. These derivative financial instruments include interest rate swaps and foreign currency forward contracts. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) as the Company's derivative financial instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative financial instruments are presented in the accompanying Condensed Consolidated Statements of Operations.

The Company seeks to manage its interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of interest rate swaps. The Company currently has three interest rate swap agreements that convert a portion of its variable rate borrowings under the Wynn Macau Senior Term Loan Facility to a fixed rate. Under the agreements, the Company pays a fixed interest rate on notional amounts corresponding to borrowings in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR or HIBOR at the time of payment.

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

As of September 30, 2016, interest rate swaps of $1.1 million were included in current other accrued liabilities in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. These interest rate swaps mature in July 2017.

Note 10 - Related Party Transactions

The Company periodically provides services to Stephen A. Wynn, Chairman of the Board of Directors and Chief Executive Officer ("Mr. Wynn"), and certain other officers and directors of the Company, including the personal use of employees, construction work and other personal services, for which the officers and directors reimburse the Company. Mr. Wynn also reimburses the Company for personal usage of aircraft (subject to a $250,000 credit per calendar year) pursuant to a time sharing agreement. Mr. Wynn and other officers and directors have deposits with the Company to prepay any such items, which are replenished on an ongoing basis as needed. Mr. Wynn and the other officers and directors had a net deposit balance with the Company of $0.5 million and $1.0 million as of September 30, 2016 and December 31, 2015, respectively.

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Stock-Based Compensation

The total compensation cost relating both to stock options and nonvested stock is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Casino	$2,032	$2,154	$6,515	$7,781
Rooms	66	83	224	232
Food and beverage	165	274	718	762
Entertainment, retail and other	16	22	51	62
General and administrative	5,769	6,677	21,348	21,369
Pre-opening costs	230	46	504	118
Total stock-based compensation expense	8,278	9,256	29,360	30,324
Total stock-based compensation capitalized	23	69	74	195
Total stock-based compensation costs	$8,301	$9,325	$29,434	$30,519

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

Note 13 - Commitments and Contingencies

Cotai Development and Land Concession Contract

In May 2012, the Company finalized the land concession contract entered into by Wynn Resorts (Macau) S.A. ("Wynn Macau SA"), an indirect subsidiary of WML, Palo Real Estate Company Limited ("Palo") and the Macau government. Under the land concession contract, the Company leases from the Macau government approximately 51 acres of land on which Wynn Palace was built. The term of the land concession was 25 years from May 2, 2012, and it may be renewed with government approval for successive periods. In April 2016, the Company made the final payment on the $193.4 million land premium, including interest, as required by the land concession contract. With the completion of Wynn Palace, the Company is required to make annual lease payments of $1.1 million.

In July 2013, Wynn Macau SA and Palo, executed a guaranteed maximum price construction ("GMP") contract with Leighton Contractors (Asia) Limited, acting as the general contractor. Under the GMP contract, the general contractor is responsible for both the construction and design of the Wynn Palace project. The general contractor was obligated to substantially complete the project in the first half of 2016 for a guaranteed maximum price of HK$20.6 billion (approximately $2.7 billion). Substantial completion of the project was achieved on August 22, 2016. As a result of, among other things, modifications to certain aspects of the scope of work and matters relating to sub-contractors engaged by the general contractor, certain differences arose between the parties in relation to their respective rights and obligations under the GMP contract, including with respect to the required date for achieving certain interim milestones and final completion, the Company's potential entitlement to receive liquidated damages for delay and to recover other costs and expenses incurred by it and the general contractor's potential entitlements to receive extensions of time for achievement of interim milestones and final completion and to receive additional payments. On October 28, 2016, the Company and the general contractor reached final agreement to resolve their differences and fully settle all claims in existence at the time among the parties under the GMP contract. Among other things, the general contractor agreed to complete all outstanding work necessary to achieve final completion and the Company agreed to an increase of the guaranteed maximum price under the GMP contract to HK$23.1 billion (approximately $3.0 billion). The Company's right to make warranty claims in the future is unaffected by the agreement. The performance of the general contractor continues to be backed by a full completion guarantee given by CIMIC Group

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Limited (formerly Leighton Holdings Limited), the parent company of the general contractor, as well as performance bonds for approximately 5% of the guaranteed maximum price.

As of September 30, 2016, the total Wynn Palace investment for the Company was $4.4 billion. This reflects the $300 million increase to the GMP under the GMP contract, pursuant to the agreement described above.

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

On June 19, 2012, Elaine Wynn asserted a cross claim against Mr. Wynn and Aruze seeking a declaration that (1) any and all of Elaine Wynn's duties under the Stockholders Agreement shall be discharged; (2) the Stockholders Agreement is subject to rescission and is rescinded; (3) the Stockholders Agreement is an unreasonable restraint on alienation in violation of public policy; and/or (4) the restrictions on sale of shares shall be construed as inapplicable to Elaine Wynn. On March 28, 2016, Elaine Wynn filed an amended cross claim which added Wynn Resorts and Wynn Resorts' General Counsel (together with Mr. Wynn, the "Wynn Cross Defendants") as cross defendants. The amended cross claim substantially repeats its earlier allegations and further alleges that Mr. Wynn engaged in acts of misconduct that, with the Wynn Cross Defendants, resulted in Mr. Wynn allegedly breaching the Stockholders Agreement and violating alleged duties under the Stockholders Agreement by preventing Elaine Wynn from being nominated and elected to serve as one of the Company's directors.  In addition to continuing to seek the declarations asserted under the original cross claim, the amended cross claim seeks an order compelling Mr. Wynn to comply with the Stockholders Agreement by assuring the nomination and election of Elaine Wynn to the Board of Directors and seeks unspecified monetary damages from Mr. Wynn and the Wynn Cross Defendants. The Wynn Cross Defendants filed motions to dismiss and a motion to sever in April 2016 and will vigorously defend against the claims asserted against them.  On May 5, 2016, the court granted Wynn Resorts' and Wynn Resorts' General Counsel's motions to dismiss and denied Mr. Wynn's motion to dismiss. On May 26, 2016, the court denied the Wynn Cross Defendants' motion to sever. Mr. Wynn is continuing to oppose Elaine Wynn's cross claim.

The indenture for Wynn Las Vegas, LLC's 4 1/4% Senior Notes due 2023 (the "2023 Indenture") provides that if Mr. Wynn, together with certain related parties, in the aggregate beneficially owns a lesser percentage of the voting power of the outstanding common stock of the Company than is beneficially owned by any other person, a change of control will have occurred. The indenture for Wynn Las Vegas, LLC's 5 1/2% Senior Notes due 2025 (the "2025 Indenture") provides that if any event constitutes a "change of control" under the 2023 Indenture, it will constitute a change of control under the 2025 Indenture. If the Stockholders Agreement is determined not to be enforceable pursuant to Elaine Wynn's cross claim, Mr. Wynn would not beneficially own or control Elaine Wynn's shares, which could increase the likelihood that a change in control may occur under the Wynn Las Vegas debt documents. Under the 2023 Indenture and the 2025 Indenture, if (1) a change of control occurs and (2) at any time within 60 days after that occurrence, the 4 1/4% Senior Notes due 2023 or the 5 1/2% Senior Notes due 2025, as applicable, are rated below investment grade by both rating agencies that rate such notes, the Company is required to make an offer to each applicable holder to repurchase all or any part of such holder's notes at a purchase price equal to 101%

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of the aggregate principal amount thereof plus accrued and unpaid interest on the notes purchased, if any, to the date of repurchase (unless the notes have been previously called for redemption).

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

Macau Action:

On July 3, 2015, WML announced that the Okada Parties filed a complaint in the Court of First Instance of Macau ("Macau Court") against Wynn Macau SA and certain individuals who are or were directors of Wynn Macau SA and or WML (collectively, the "Wynn Macau Parties").  The principal allegations in the lawsuit are that the redemption of the Okada Parties' shares in Wynn Resorts was improper and undervalued, that the previously disclosed payment by Wynn Macau SA to an unrelated third party in consideration of relinquishment by that party of certain rights in and to any future development on the land in Cotai where Wynn Palace is located was unlawful and that the previously disclosed donation by Wynn Resorts to the University of Macau Development Foundation was unlawful.  The plaintiffs seek dissolution of Wynn Macau SA and compensatory damages. The Okada Parties recently released one of the defendants from the lawsuit. The Macau Court has served the complaint on all of the remaining defendants and the Wynn Macau Parties filed their response on May 17, 2016.

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

Revere Action: On October 16, 2014, the City of Revere, the host community to the unsuccessful bidder for the same license, and the International Brotherhood of Electrical Workers, Local 103, ("IBEW"), filed a complaint against the MGC and each of the five gaming commissioners in Suffolk Superior Court in Boston, Massachusetts (the "Revere Action"). The complaint challenges the MGC's decision and alleges that the MGC failed to follow statutory requirements outlined in the Gaming Act. The complaint (1) seeks to appeal the administrative decision, (2) asserts that certiorari provides a remedy to correct errors in proceedings by an agency such as the MGC, (3) challenges the constitutionality of that section of the gaming law which bars judicial review of the MGC's decision to deny an applicant a gaming license, and (4) alleges violations of the open meeting law requirements. The court allowed Mohegan Sun ("Mohegan"), the other applicant for the Greater Boston (Region A) gaming license, to intervene in the Revere Action, and on February 23, 2015, Mohegan filed its complaint. The Mohegan complaint challenges the license award to Wynn MA, seeks judicial review of the MGC's decision, and seeks to vacate the MGC's license award to Wynn MA. On July 1, 2015, the MGC filed motions to dismiss Mohegan's and the City of Revere's complaints. Oral argument on these motions was heard on September 22, 2015. On December 3, 2015, the court granted the motion to dismiss the claims asserted in the Revere Action. Also on December 3, 2015, the court granted the motion to dismiss three of the four counts asserted by Mohegan but denied the motion as to Mohegan's certiorari claim. The City of Revere and IBEW sought immediate appellate review of the dismissal of their claims and the MGC requested immediate appellate review of the court's denial of the MGC's motion to dismiss Mohegan's certiorari claim. All three petitions for interlocutory review were denied. On April 22, 2016, the MGC filed an appeal to the Massachusetts Supreme Judicial Court ("SJC"). On May 11, 2016, the SJC granted the application. The MGC and Mohegan have submitted their written briefs and are now waiting for the SJC to schedule oral argument. The SJC has also granted, as of September 20, 2016, the City of Revere and IBEW's application for direct appellate review. The City of Revere and IBEW's written brief was due on October 11, 2016 and the MGC's brief is due on November 10, 2016.

Somerville Action: On December 4, 2014, the City of Somerville filed a complaint similar to the one in the Revere Action against the MGC and each of the five gaming commissioners in Suffolk Superior Court. The case was previously stayed at the City of Somerville's request, pending the results of the Massachusetts Department of Environmental Protection's review of Wynn MA's proposed project and the required mitigation actions. However, on July 12, 2016, the City of Somerville filed an amended complaint to add information about certain environmental filings and events over the last year. On August 22, 2016 the City of Somerville and Wynn MA entered into a Settlement Agreement and Release pursuant to which all actions among the City of Somerville, Wynn MA and the MGC were resolved. As part of that Settlement Agreement, this action has been dismissed with prejudice.

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

Wynn MA was not named in the above complaints. The MGC retained private legal representation at its own nontaxpayer-funded expense.

On August 28, 2015, the Secretary of Energy and Environmental Affairs issued a certificate determining that Wynn MA's

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Second Supplemental Final Environmental Impact Report ("Report") submitted with respect to the project "adequately and properly complies" with the Massachusetts environmental and implementing regulations. On September 29, 2015, following the issuance of this certificate, the City of Boston filed a complaint against Wynn MA in Suffolk Superior Court seeking declaratory judgment that the certificate issued to Wynn MA is invalid due to an alleged failure to comply with certain provisions of the state environmental regulations and seeking to restrain Wynn MA from causing damage to the environment. All City of Boston claims have been resolved by settlement between Wynn MA and the City of Boston. In addition, on September 29, 2015, the City of Somerville filed a complaint against Wynn MA and the MGC in Suffolk Superior Court alleging that Wynn MA's Report failed to comply with certain provisions of the state environmental regulations and seeking declaratory relief with respect to the effect of the issuance of Wynn MA's gaming license. Wynn MA responded to the complaint in June 2016. As stated above, on August 22, 2016, the City of Somerville and Wynn MA entered into a Settlement Agreement and Release. As part of that Settlement Agreement, this action has been dismissed with prejudice.

On February 11, 2016, the City of Somerville filed an appeal challenging the draft waterways license ("Chapter 91 License") issued by the Massachusetts Department of Environmental Protection ("MassDEP") on January 22, 2016, contending that it failed to conform to applicable regulations. The Chapter 91 License authorized Wynn MA's proposed remediation and redevelopment of the project site. An administrative hearing was held on June 2, 2016.  On July 15, 2016, MassDEP's Office of Appeals and Dispute Resolution issued a recommended final decision approving Wynn MA's Chapter 91 License, subject to certain conditions.  The recommended final decision was adopted by MassDEP's Commissioner on July 22, 2016, with minor modifications. On August 3, 2016, MassDEP issued the final Chapter 91 License to Wynn MA. As a result of the final issuance, Wynn MA has commenced construction activities. As stated above, on August 22, 2016, the City of Somerville and Wynn MA entered into a Settlement Agreement and Release. As part of that Settlement Agreement, the City of Somerville and Wynn MA agreed not to seek judicial review of the Commissioner's Final Decision in the Chapter 91 appeal.

Note 14 - Income Taxes

For the three months ended September 30, 2016 and 2015, the Company recorded a tax expense of $0.1 million and $7.4 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded a tax expense of $1.1 million and $23.9 million, respectively. The Company's income tax expense for the three and nine months ended September 30, 2016 and 2015 is primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").

Since June 30, 2010, the Company no longer considers its portion of the tax earnings and profits of WML to be permanently invested. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. FTCs should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. For the nine months ended September 30, 2016 and 2015, the Company recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.2 million and $0.7 million, respectively.

In assessing the need for a valuation allowance, the Company relies solely on the reversal of net taxable temporary differences. The valuation allowance for FTCs was determined by scheduling the existing U.S. taxable temporary differences that are expected to reverse and result in foreign source income during the 10-year FTC carryover period.

Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. For the three months ended September 30, 2016 and 2015, the Company was exempt from the payment of $2.2 million and $8.7 million, respectively, in such taxes. For the nine months ended September 30, 2016 and 2015, the Company was exempt from the payment of such taxes totaling $23.1 million and $32.6 million, respectively. The Company's non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with its concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau government that provides for an annual payment of 15.5 million Macau patacas (approximately $1.9 million) as complementary tax due by shareholders on dividend distributions. This agreement on dividends was effective through December 31, 2015. In August 2016, Wynn Macau SA received an extension of the agreement for an additional five years applicable to tax years 2016 through 2020.  The extension agreement provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million).

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

Note 15 - Segment Information

The Company reviews the results of operations for each of its operating segments. Wynn Macau and Encore at Wynn Macau are managed as a single integrated resort and have been aggregated as one reportable segment ("Wynn Macau"). Wynn Palace is presented as one reportable segment and combined with Wynn Macau (collectively, "Macau Operations") for geographical presentation. Wynn Las Vegas and Encore at Wynn Las Vegas are managed as a single integrated resort and have been aggregated as one reportable segment ("Las Vegas Operations"). The Company identifies each resort as a reportable segment considering operations within each resort have similar economic characteristics, type of customers, types of services and products, the regulatory environment of the operations and the Company's organizational and management reporting structure. The Company also reviews construction and development activities for each of its projects under development, in addition to its reportable segments.

In the following tables, the assets of Wynn Boston Harbor are included in Corporate and Other. Other Macau primarily represents the Company's Macau holding company. The following tables present the Company's segment information (in thousands):

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues
Macau Operations:
Wynn Macau	$518,094	$585,116	$1,765,652	$1,907,425
Wynn Palace	164,625	—	164,625	—
Total Macau Operations	682,719	585,116	1,930,277	1,907,425
Las Vegas Operations	427,103	411,169	1,235,587	1,221,556
Total	$1,109,822	$996,285	$3,165,864	$3,128,981
Adjusted Property EBITDA (1)
Macau Operations:
Wynn Macau	$151,009	$162,822	$532,643	$548,555
Wynn Palace	25,547	—	25,547	—
Total Macau Operations	176,556	162,822	558,190	548,555
Las Vegas Operations	128,879	117,069	360,193	349,783
Total	305,435	279,891	918,383	898,338
Other operating costs and expenses
Pre-opening costs	70,778	19,467	150,496	52,433
Depreciation and amortization	106,467	80,649	264,187	245,428
Property charges and other	18,514	987	31,366	3,963
Corporate expenses and other	24,697	16,806	60,694	59,286
Stock-based compensation	8,048	9,210	28,856	30,206
Equity in income (loss) from unconsolidated affiliates	—	(2)	16	68
Total other operating costs and expenses	228,504	127,117	535,615	391,384
Operating income	76,931	152,774	382,768	506,954
Non-operating income and expenses
Interest income	3,678	1,465	9,940	4,655
Interest expense, net of amounts capitalized	(79,669)	(74,079)	(193,698)	(227,298)
Change in interest rate swap fair value	1,168	(1,287)	(1,693)	(7,010)
(Increase) decrease in Redemption Note fair value	(22,218)	47,488	(19,239)	47,488
Loss on extinguishment of debt	—	(5,971)	—	(126,004)
Equity in income (loss) from unconsolidated affiliates	—	(2)	16	68
Other	899	459	(1,046)	1,790
Total other non-operating income and expenses	(96,142)	(31,927)	(205,720)	(306,311)
Income (loss) before income taxes	(19,211)	120,847	177,048	200,643
Provision for income taxes	(120)	(7,418)	(1,145)	(23,913)
Net income (loss)	(19,331)	113,429	175,903	176,730
Net (income) loss attributable to noncontrolling interest	1,894	(17,219)	(47,728)	(68,661)
Net income (loss) attributable to Wynn Resorts, Limited	$(17,437)	$96,210	$128,175	$108,069

(1)
"Adjusted Property EBITDA" is net income (loss) before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted Property EBITDA as a measure of the operating performance of its

WYNN RESORTS, LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

segments and to compare the operating performance of its properties with those of its competitors, as well as a basis for determining certain incentive compensation. The Company also presents Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including Wynn Resorts, Limited, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, Wynn Resorts' calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

	September 30, 2016	December 31, 2015
Assets
Macau Operations:
Wynn Macau	$1,173,104	$1,331,312
Wynn Palace	4,346,063	3,439,041
Other Macau	28,886	570,959
Total Macau Operations	5,548,053	5,341,312
Las Vegas Operations	3,139,847	3,145,713
Corporate and other	2,238,044	1,972,134
Total	$10,925,944	$10,459,159

Note 16 - Subsequent Event

On November 2, 2016, the Company announced a cash dividend of $0.50 per share, payable on November 29, 2016 to stockholders of record as of November 17, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2015. Unless the context otherwise requires, all references herein to the "Company," "we," "us," or "our," or similar terms, refer to Wynn Resorts, Limited, a Nevada corporation, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled "Special Note Regarding Forward-Looking Statements."

Overview

We are a developer, owner and operator of destination casino resorts (integrated resorts). In the Macau Special Administrative Region of the People's Republic of China ("Macau"), we own approximately 72% of Wynn Macau, Limited ("WML") and we operate the integrated Wynn Macau and Encore at Wynn Macau resort and the Wynn Palace resort, both of which are owned by an indirect wholly owned subsidiary of WML. In Las Vegas, Nevada, we own 100% of and operate Wynn Las Vegas and Encore at Wynn Las Vegas resort, which we refer to as our Las Vegas Operations. We are also developing Wynn Boston Harbor, an integrated casino resort in Everett, Massachusetts.

Macau Operations

We operate Wynn Macau | Encore and Wynn Palace under a 20-year casino concession agreement granted by the Macau government in June 2002. We lease from the Macau government approximately 16 acres of land in downtown Macau's inner harbor where Wynn Macau | Encore is located and 51 acres of land in the Cotai area of Macau, where Wynn Palace is located.

Wynn Macau | Encore features the following as of October 15, 2016:

•	Approximately 284,000 square feet of casino space, offering 24-hour gaming and a full range of games with 267 table games and 862 slot machines, private gaming salons, sky casinos and a poker pit;

•	Two luxury hotel towers with a total of 1,008 guest rooms and suites;

•	Eight food and beverage outlets;

•	Approximately 57,000 square feet of high-end, brand-name retail shopping;

•	Approximately 31,000 square feet of lounge and meeting facilities;

•	Recreation and leisure facilities, including two health clubs, spas, a salon and a pool; and

•	A rotunda show featuring a Chinese zodiac-inspired ceiling along with gold "prosperity tree" and "dragon of fortune" attractions.

Wynn Palace features the following as of October 15, 2016:

•	Approximately 500,000 square feet of casino space, offering 24-hour gaming and a full range of games with 346 table games and 1,082 slot machines, including private gaming salons and sky casinos;

•	A luxury hotel with a total of 1,706 guest rooms, suites and villas;

•	10 food and beverage outlets;

•	Approximately 105,000 square feet of high-end, brand-name retail shopping;

•	Approximately 40,000 square feet of lounge and meeting facilities;

•	Recreation and leisure facilities, including a gondola ride, health club, spa, salon and pool; and

•	Public attractions including a performance lake and floral art displays.

In response to our evaluation of our Macau Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to these resorts.

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

Wynn Las Vegas | Encore features the following as of October 15, 2016:

•
Approximately 194,000 square feet of casino space, offering 24-hour gaming and a full range of games with 235 table games and 1,901 slot machines, private gaming salons, a sky casino, a poker room, and a race and sports book;

•	Two luxury hotel towers with a total of 4,748 guest rooms, suites and villas;

•	33 food and beverage outlets;

•	Approximately 99,000 square feet of high-end, brand-name retail shopping;

•	Approximately 290,000 square feet of meeting and convention space;

•	Three nightclubs and a beach club;

•	Recreation and leisure facilities, including an 18-hole golf course, swimming pools, private cabanas, two full service spas and salons, and a wedding chapel; and

•	A specially designed theater presenting "Le Rêve-The Dream," a water-based theatrical production and a theater presenting "Steve Wynn's ShowStoppers," a Broadway-style entertainment production.

In response to our evaluation of our Las Vegas Operations and our commitment to creating a unique customer experience, we have made and expect to continue to make enhancements and refinements to this resort.

In October 2015, we closed the Ferrari and Maserati automobile dealership inside Wynn Las Vegas. We are in the process of replacing the dealership and adjacent space with more than 75,000 square feet of additional high-end, brand-name retail space, which we expect to open in the fourth quarter of 2017.

Development projects

In November 2014, the Company was awarded a gaming license to develop and construct Wynn Boston Harbor, an integrated resort in Everett, Massachusetts, adjacent to Boston. Wynn Boston Harbor will be located on a 33-acre site along the Mystic River and will contain a hotel, a waterfront boardwalk, meeting space, casino space, a spa, retail offerings and food and beverage outlets. The total project budget, including construction costs, capitalized interest, pre-opening expenses and land costs, is estimated to be between $1.9 billion and $2.1 billion. During the quarter, we commenced construction activities and continue with site remediation and site preparation. We expect to open Wynn Boston Harbor in the first half of 2019.

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

•
Average daily rate ("ADR") is calculated by dividing total room revenues, including the retail value of promotional allowances (less service charges, if any), by total rooms occupied, including complimentary rooms.

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

In our VIP operations in Macau, customers primarily purchase non-negotiable chips, commonly referred to as rolling chips, from the casino cage. Non-negotiable chips can only be used to make wagers. Winning wagers are paid in cash chips. The loss of the non-negotiable chips in the VIP operations is recorded as turnover and provides a base for calculating VIP win percentage. It is customary in Macau to measure VIP play using this rolling chip method. We expect our win as a percentage of turnover from these operations to be within the range of 2.7% to 3.0%. In our mass market operations in Macau, customers may purchase cash chips at either the gaming tables or at the casino cage.

The measurements from our VIP and mass market operations are not comparable as the measurement method used in our mass market operations tracks the initial purchase of chips at the table while the measurement method from our VIP operations tracks the sum of all losing wagers. Accordingly, the base measurement from the VIP operations is much larger than the base measurement from the mass market operations. As a result, the expected win percentage with the same amount of gaming win is smaller in the VIP operations when compared to the mass market operations.

In Las Vegas, customers purchase chips at the gaming tables. The cash and net markers used to purchase chips are deposited in the gaming table's drop box. This is the base of measurement that we use for calculating win percentage in Las Vegas. Each type of table game has its own theoretical win percentage. Our expected table games win percentage in Las Vegas is 21% to 25%.

Results of Operations

Summary third quarter 2016 results

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	Percent Change	2016	2015	Percent Change
Net revenues	$1,109,822	$996,285	11.4	$3,165,864	$3,128,981	1.2
Net income (loss) attributable to Wynn Resorts, Limited	$(17,437)	$96,210	(118.1)	$128,175	$108,069	18.6
Diluted net income (loss) per share	$(0.17)	$0.95	(117.9)	$1.26	$1.06	18.9
Adjusted Property EBITDA	$305,435	$279,891	9.1	$918,383	$898,338	2.2

Our results for the three and nine months ended September 30, 2016 include 40 days of operations for Wynn Palace, which opened on August 22, 2016.

During the three months ended September 30, 2016, we experienced a net loss attributable to Wynn Resorts, Limited of $17.4 million and diluted net loss per share of $0.17 compared to a net income attributable to Wynn Resorts, Limited of $96.2 million and diluted net income per share of $0.95 for the same period of 2015. The net loss attributable to Wynn Resorts, Limited for the three months ended September 30, 2016 was primarily due to an increase in pre-opening costs of $51.3 million associated with the opening of Wynn Palace and a $15.3 million exit fee incurred by our Las Vegas Operations for the right to procure energy from the wholesale energy markets instead of from the local public electric utility. Adjusted Property EBITDA increased by $25.5 million, or 9.1%, for the three months ended September 30, 2016, compared to the same period of 2015, as a result of $25.5 million from Wynn Palace.

During the nine months ended September 30, 2016, our net income attributable to Wynn Resorts, Limited was $128.2 million, an increase of 18.6% over the same period of 2015, resulting in diluted net income per share of $1.26. Adjusted Property EBITDA increased by 2.2% for the nine months ended September 30, 2016 when compared to the same period in 2015, mainly due to increased revenues associated with the opening of Wynn Palace and an increase of 3.0% from our Las Vegas Operations, partially offset by a 2.9% decrease from Wynn Macau.

Financial results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Percent Change
Net revenues
Macau Operations:
Wynn Macau	$518,094	$585,116	(11.5)
Wynn Palace (1)	164,625	—	—
Total Macau Operations	682,719	585,116	16.7
Las Vegas Operations	427,103	411,169	3.9
	$1,109,822	$996,285	11.4
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 11.4%, or $113.5 million, for the three months ended September 30, 2016 when compared to the same period in 2015. The increase is primarily due to $164.6 million from Wynn Palace and an increase of $15.9 million from our Las Vegas Operations, partially offset by a decrease of $67.0 million from Wynn Macau.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$788,219	$700,014	12.6
Non-casino revenues	321,603	296,271	8.6
	$1,109,822	$996,285	11.4

Casino revenues were 71.0% of total net revenues for the three months ended September 30, 2016, compared to 70.3% for the same period of 2015, while non-casino revenues were 29.0% of total net revenues, compared to 29.7% for the same period of 2015.

Casino revenues

Casino revenues increased 12.6%, or $88.2 million, for the three months ended September 30, 2016 when compared to the same period in 2015. The increase is primarily due to $146.7 million from Wynn Palace, partially offset by a $59.5 million decrease from Wynn Macau. The decline in casino revenues from Wynn Macau was driven by a decrease in business volumes from both our VIP and mass market operations, with a decrease in VIP turnover of 10.5%, table drop of 7.6% and slot machine handle of 17.4%. The business volume decrease for Wynn Macau was primarily driven by the continued impact from the current economic and political conditions in Macau and China, as well as impact from recent resort openings in the Cotai area of Macau, including Wynn Palace. We experienced a VIP win as a percentage of turnover of 3.34% for the three months ended September 30, 2016, compared to 3.17% for the same period of 2015, which partially offset the business volume decrease in our VIP operations.

Prior to the opening of Wynn Palace, the Gaming Inspection and Coordination Bureau of Macau authorized 100 new table games for operation at Wynn Palace with 25 additional table games authorized for operation on January 1, 2017 and a further 25 new table games for operation on January 1, 2018 for a total of 150 new table games in the aggregate. In addition, we transferred 250 table games from Wynn Macau for operation at Wynn Palace. The transfer of these tables from Wynn Macau to Wynn Palace resulted in a reduction in the average number of table games for Wynn Macau. As of October 15, 2016, we had a total of 267 table games at Wynn Macau and 346 at Wynn Palace.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Three Months Ended September 30,
	2016	2015	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$488,346	$547,865	$(59,519)	(10.9)
VIP:
Average number of table games	142	228	(86)	(37.7)
VIP turnover	$10,941,100	$12,218,445	$(1,277,345)	(10.5)
Table games win	$365,047	$387,082	$(22,035)	(5.7)
VIP win as a % of turnover	3.34%	3.17%	0.17
Table games win per unit per day	$28,003	$18,422	$9,581	52.0
Mass market:
Average number of table games	201	225	(24)	(10.7)
Table drop	$1,105,938	$1,196,940	$(91,002)	(7.6)
Table games win	$205,179	$234,697	$(29,518)	(12.6)
Table games win %	18.6%	19.6%	(1.0)
Table games win per unit per day	$11,089	$11,319	$(230)	(2.0)
Average number of slot machines	804	738	66	8.9
Slot machine handle	$681,552	$824,646	$(143,094)	(17.4)
Slot machine win	$29,327	$41,876	$(12,549)	(30.0)
Slot machine win per unit per day	$396	$617	$(221)	(35.8)

Wynn Palace (1):
Total casino revenues	$146,708	$—	$146,708	—
VIP:
Average number of table games	72	—	72	—
VIP turnover	$4,150,448	$—	$4,150,448	—
Table games win	$120,455	$—	$120,455	—
VIP win as a % of turnover	2.90%	—%	2.90
Table games win per unit per day	$42,117	$—	$42,117	—
Mass market:
Average number of table games	274	—	274	—
Table drop	$275,898	$—	$275,898	—
Table games win	$51,525	$—	$51,525	—
Table games win %	18.7%	—%	18.7
Table games win per unit per day	$4,702	$—	$4,702	—
Average number of slot machines	1,132	—	1,132	—
Slot machine handle	$204,515	$—	$204,515	—
Slot machine win	$12,610	$—	$12,610	—
Slot machine win per unit per day	$279	$—	$279	—
(1) Wynn Palace opened on August 22, 2016.

	Three Months Ended September 30,
	2016	2015	Increase/ (Decrease)	Percent Change
Las Vegas Operations:
Total casino revenues	$153,166	$152,149	$1,017	0.7
Average number of table games	234	230	4	1.7
Table drop	$483,382	$491,616	$(8,234)	(1.7)
Table games win	$119,388	$116,655	$2,733	2.3
Table games win %	24.7%	23.7%	1.0
Table games win per unit per day	$5,552	$5,505	$47	0.9
Average number of slot machines	1,890	1,861	29	1.6
Slot machine handle	$818,719	$764,263	$54,456	7.1
Slot machine win	$52,460	$54,614	$(2,154)	(3.9)
Slot machine win per unit per day	$302	$319	$(17)	(5.3)

Non-casino revenues

Non-casino revenues increased 8.6%, or $25.3 million, to $321.6 million for the three months ended September 30, 2016, from $296.3 million for the same period of 2015, primarily due to the opening of Wynn Palace during the quarter and an increase of 9.1% in room revenues from our Las Vegas Operations.

Room revenues increased 14.3% or $19.1 million, to $152.6 million for the three months ended September 30, 2016, from $133.5 million for the same period of 2015, primarily attributable to $14.2 million from Wynn Palace and an increase of $9.4 million from our Las Vegas Operations, partially offset by a decrease of $4.5 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by an ADR increase of 4.7% and a 1.7 percentage point increase in occupancy while the decrease from Wynn Macau was a result of an ADR decline of 14.8%.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Three Months Ended September 30,
	2016	2015	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$26,184	$30,674	(14.6)
Occupancy	95.1%	95.9%	(0.8)
ADR	$270	$317	(14.8)
REVPAR	$257	$304	(15.5)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$14,239	$—	—
Occupancy	70.8%	—%	—
ADR	$287	$—	—
REVPAR	$203	$—	—

Las Vegas Operations:
Total room revenues (dollars in thousands)	$112,185	$102,786	9.1
Occupancy	90.0%	88.3%	1.7
ADR	$288	$275	4.7
REVPAR	$259	$243	6.6
(1)    Except occupancy, which is presented as a percentage point change.
(2)    Wynn Palace opened on August 22, 2016.

Food and beverage revenues increased 4.8%, or $7.7 million, to $168.0 million for the three months ended September 30, 2016, from $160.3 million for the same period of 2015, primarily due to $7.7 million from Wynn Palace.

Entertainment, retail and other revenues increased 7.2%, or $6.2 million, to $93.2 million for the three months ended September 30, 2016, from $87.0 million for the same period of 2015. The increase is primarily due to $12.0 million from Wynn Palace, partially offset by a decline of $5.5 million in revenue from retail shops at Wynn Macau.

Promotional allowances increased 9.2%, or $7.8 million, to $92.2 million for the three months ended September 30, 2016, from $84.5 million for the same period of 2015. As a percentage of total casino revenues, promotional allowances were 11.7% for the three months ended September 30, 2016, compared to 12.1% for the same period of 2015.

Operating costs and expenses

Operating costs and expenses increased 22.5%, or $189.4 million, to $1.03 billion for the three months ended September 30, 2016, from $843.5 million for the same period of 2015, driven by an increase in casino expenses of $60.5 million, pre-opening costs of $51.3 million, general and administrative expenses of $27.6 million and depreciation and amortization of $25.9 million, all primarily related to the opening of Wynn Palace.

Casino expenses increased 13.6%, or $60.5 million for the three months ended September 30, 2016 when compared to $445.2 million in same period of 2015. The increase was commensurate with the 12.6% increase in casino revenues.

Room expenses increased 7.8%, or $2.9 million, to $40.2 million for the three months ended September 30, 2016, from $37.3 million for the same period of 2015. The increase was primarily attributable to $4.8 million from Wynn Palace and an increase of $1.6 million from our Las Vegas Operations, partially offset by a decrease of $3.5 million from Wynn Macau.

Food and beverage expenses increased 8.1%, or $8.2 million, to $109.3 million for the three months ended September 30, 2016, from $101.2 million for the same period of 2015, mainly due to Wynn Palace.

Entertainment, retail, and other expenses were relatively flat during the period with $40.2 million for the three months ended September 30, 2016, compared to $39.3 million for the same period of 2015.

General and administrative expenses increased 23.6%, or $27.6 million, to $144.2 million for the three months ended September 30, 2016, from $116.6 million for the same period of 2015. The increase was primarily due to $20.5 million in general and administrative expenses from Wynn Palace and an increase of $7.9 million in corporate related expenses.

Provision for doubtful accounts decreased $5.3 million to a benefit of $2.4 million for the three months ended September 30, 2016, from an expense of $2.9 million for the same period of 2015. We experienced a benefit during the three months ended September 30, 2016 due to increased casino accounts receivable collections, primarily from Wynn Macau.

Pre-opening costs were $70.8 million for the three months ended September 30, 2016, compared to $19.5 million for the same period of 2015. During the three months ended September 30, 2016, we incurred pre-opening costs of $65.5 million and $5.2 million related to Wynn Palace and Wynn Boston Harbor, respectively. During the three months ended September 30, 2015, we incurred pre-opening costs of $13.7 million and $5.8 million related to Wynn Palace and Wynn Boston Harbor, respectively.

Depreciation and amortization increased 32.0%, or $25.9 million, to $106.5 million for the three months ended September 30, 2016, from $80.6 million for the same period of 2015. The increase is primarily attributable to the opening of Wynn Palace with associated building and furniture, fixtures and equipment placed in service.

Property charges and other were $18.5 million for the three months ended September 30, 2016, compared to $1.0 million for the same period of 2015. During the three months ended September 30, 2016, our Las Vegas Operations incurred an exit fee of $15.3 million for the right to procure energy from the wholesale energy markets instead of from the local public electric utility. The majority of the remaining expenses for the three months ended September 30, 2016 were due to asset abandonment charges primarily associated with Wynn Macau and our Las Vegas Operations.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$96,895	$86,705	11.8
Capitalized interest	(17,226)	(12,626)	36.4
	$79,669	$74,079	7.5

Weighted average total debt balance	$9,593,292	$8,194,029
Weighted average interest rate	4.04%	4.21%

Interest expense increased 7.5%, or $5.6 million for the three months ended September 30, 2016 when compared to the same period of 2015, primarily due to a $10.2 million increase in interest cost, partially offset by an increase in capitalized interest of $4.6 million. Our interest cost increased due to an increase in our weighted average total debt balance for the three months ended September 30, 2016 when compared to the same period of 2015, partially offset by a decrease in our weighted average interest rate. During the first quarter of 2016, we corrected immaterial amounts of additional interest that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Had these amounts been corrected in the appropriate periods, the capitalized interest for the three months ended September 30, 2015, would have been $7.9 million higher. For further information, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."

Other non-operating income and expenses

We incurred a loss of $22.2 million for the three months ended September 30, 2016, and gain of $47.5 million for the same period of 2015, from the change in fair value of the Redemption Note. The change in fair value is a result of changes in certain variables used to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."
We incurred a loss of $6.0 million on the extinguishment of debt for the three months ended September 30, 2015.  In connection with the August 2015 redemption of the untendered 7 3/4% First Mortgage Notes due August 15, 2020 (the "7 3/4% 2020 Notes"), we incurred a loss of $3.9 million from the premium paid and write-off of unamortized deferred financing costs. In addition, we incurred a loss of $2.1 million related to the write-off of unamortized deferred financing costs associated with the amendment of our Wynn Macau credit facilities. We incurred no loss on extinguishment of debt for the three months ended September 30, 2016.
We incurred a gain of $1.2 million and a loss of $1.3 million for the three months ended September 30, 2016 and 2015, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $3.7 million for the three months ended September 30, 2016, compared to $1.5 million for the three months ended September 30, 2015. During 2016 and 2015, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income taxes
For the three months ended September 30, 2016 and 2015, we recorded a tax expense of $0.1 million and $7.4 million, respectively, primarily related to changes in the domestic valuation allowance for U.S. foreign tax credits ("FTCs").
Since June 30, 2010, we no longer consider our portion of the tax earnings and profits of WML to be permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. FTCs should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. For the three months ended September 30, 2016 and 2015, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.1 million and $0.3 million, respectively.
Wynn Resorts (Macau) S.A. ("Wynn Macau SA") has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the three months ended September 30, 2016 and 2015, we were exempt from the payment of $2.2 million and $8.7 million, respectively, in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

In 2011, Wynn Macau SA entered into an agreement with the Macau government that provides for an annual payment of 15.5 million Macau patacas (approximately $1.9 million) as complementary tax due by shareholders on dividend distributions. This agreement on dividends was effective through December 31, 2015. In August 2016, Wynn Macau SA received an extension of the agreement for an additional five years applicable to tax years 2016 through 2020.  The extension agreement provides for an annual payment of 12.8 million Macau patacas (approximately $1.6 million).

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

Net income (loss) attributable to noncontrolling interest

We had a net loss attributable to noncontrolling interest of $1.9 million for the three months ended September 30, 2016, compared to a net income attributable to noncontrolling interest of $17.2 million for the same period of 2015. These amounts represent the noncontrolling interest's share of net income (loss) from WML.

Financial results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Net revenues

The following table presents net revenues from our Macau and Las Vegas Operations (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Percent Change
Net revenues
Macau Operations:
Wynn Macau	$1,765,652	$1,907,425	(7.4)
Wynn Palace (1)	164,625	—	—
Total Macau Operations	1,930,277	1,907,425	1.2
Las Vegas Operations	1,235,587	1,221,556	1.1
	$3,165,864	$3,128,981	1.2
(1) Wynn Palace opened on August 22, 2016.

Net revenues increased 1.2%, or $36.9 million for the nine months ended September 30, 2016 when compared to the same period in 2015. The increase is primarily due to net revenues of $164.6 million from Wynn Palace and a $15.6 million increase in non-casino revenues from our Las Vegas Operations, partially offset by a $121.8 million decrease in casino revenues and a $20.0 million decrease in entertainment, retail, and other revenues from Wynn Macau.

Non-casino revenues consist of operating revenues from rooms, food and beverage, entertainment, retail and other, less promotional allowances. The following table presents net revenues from our casino and non-casino revenues (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Percent Change
Net revenues
Casino revenues	$2,263,608	$2,240,321	1.0
Non-casino revenues	902,256	888,660	1.5
	$3,165,864	$3,128,981	1.2

Casino revenues were 71.5% of total net revenues for the nine months ended September 30, 2016, compared to 71.6% for the same period of 2015, while non-casino revenues were 28.5% of total net revenues, compared to 28.4% for the same period of 2015.

Casino revenues

Casino revenues increased 1.0%, or $23.3 million, to $2.26 billion for the nine months ended September 30, 2016, from $2.24 billion for the same period of 2015. The increase is primarily due to casino revenues of $146.7 million from Wynn Palace, partially offset by a $121.8 million decrease from Wynn Macau. The decline in casino revenues from Wynn Macau was driven by a decrease in business volumes from both our VIP and mass market operations, with a decrease in VIP turnover of 19.2%, table drop of 5.0% and slot handle of 10.6%. The business volume decrease for Wynn Macau was primarily driven by the continued impact from the current economic and political conditions in Macau and China, as well as impact from recent resort openings in the Cotai area of Macau, including Wynn Palace. We experienced a VIP win as a percentage of turnover of 3.35% for the nine months ended September 30, 2016, compared to 2.94% for the same period of 2015, which partially offset the business volume decrease in our VIP operations.

The table below sets forth our casino revenues and associated key operating measures for our Macau and Las Vegas Operations (dollars in thousands, except for win per unit per day):

	Nine Months Ended September 30,
	2016	2015	Increase/ (Decrease)	Percent Change
Macau Operations:
Wynn Macau:
Total casino revenues	$1,669,871	$1,791,704	$(121,833)	(6.8)
VIP:
Average number of table games	171	243	(72)	(29.6)
VIP turnover	$36,252,239	$44,883,114	$(8,630,875)	(19.2)
Table games win	$1,214,675	$1,320,650	$(105,975)	(8.0)
VIP win as a % of turnover	3.35%	2.94%	0.41
Table games win per unit per day	$25,871	$19,953	$5,918	29.7
Mass market:
Average number of table games	228	221	7	3.2
Table drop	$3,489,272	$3,672,269	$(182,997)	(5.0)
Table games win	$687,876	$722,877	$(35,001)	(4.8)
Table games win %	19.7%	19.7%	—
Table games win per unit per day	$11,008	$11,988	$(980)	(8.2)
Average number of slot machines	787	698	89	12.8
Slot machine handle	$2,584,342	$2,891,818	$(307,476)	(10.6)
Slot machine win	$113,098	$140,791	$(27,693)	(19.7)
Slot machine win per unit per day	$524	$739	$(215)	(29.1)

	Nine Months Ended September 30,
	2016	2015	Increase/ (Decrease)	Percent Change
Macau Operations (continued):
Wynn Palace (1):
Total casino revenues	$146,708	$—	$146,708	—
VIP:
Average number of table games	72	—	72	—
VIP turnover	$4,150,448	$—	$4,150,448	—
Table games win	$120,455	$—	$120,455	—
VIP win as a % of turnover	2.90%	—%	2.90
Table games win per unit per day	$42,117	$—	$42,117	—
Mass market:
Average number of table games	274	—	274	—
Table drop	$275,898	$—	$275,898	—
Table games win	$51,525	$—	$51,525	—
Table games win %	18.7%	—%	18.7
Table games win per unit per day	$4,702	$—	$4,702	—
Average number of slot machines	1,132	—	1,132	—
Slot machine handle	$204,515	$—	$204,515	—
Slot machine win	$12,610	$—	$12,610	—
Slot machine win per unit per day	$279	$—	$279	—

Las Vegas Operations:
Total casino revenues	$447,030	$448,617	$(1,587)	(0.4)
Average number of table games	236	234	2	0.9
Table drop	$1,385,963	$1,574,537	$(188,574)	(12.0)
Table games win	$340,572	$351,647	$(11,075)	(3.1)
Table games win %	24.6%	22.3%	2.3
Table games win per unit per day	$5,264	$5,502	$(238)	(4.3)
Average number of slot machines	1,888	1,861	27	1.5
Slot machine handle	$2,286,559	$2,238,594	$47,965	2.1
Slot machine win	$150,786	$154,041	$(3,255)	(2.1)
Slot machine win per unit per day	$291	$303	$(12)	(4.0)
(1) Wynn Palace opened on August 22, 2016.

Non-casino revenues

Non-casino revenues increased 1.5%, or $13.6 million, to $902.3 million for the nine months ended September 30, 2016, from $888.7 million for the same period of 2015, primarily due to the opening of Wynn Palace during the third quarter of 2016 and an increase of 6.3% in room revenues from our Las Vegas Operations, partially offset by a 17.2% decline in non-casino revenues at Wynn Macau.

Room revenues increased 6.3%, or $25.6 million, to $431.0 million for the nine months ended September 30, 2016, from $405.4 million for the same period of 2015, primarily attributable to an increase of $19.6 million from our Las Vegas Operations and $14.2 million from Wynn Palace, partially offset by a decrease of $8.3 million from Wynn Macau. The increase experienced by our Las Vegas Operations was driven by an ADR increase of 5.7% while the decrease from Wynn Macau was a result of an ADR decline of 5.9% and a 2.8 percentage point decrease in occupancy.

The table below sets forth our room revenues and associated key operating measures for our Macau and Las Vegas Operations:

	Nine Months Ended September 30,
	2016	2015	Percent Change (1)
Macau Operations:
Wynn Macau:
Total room revenues (dollars in thousands)	$85,915	$94,167	(8.8)
Occupancy	93.8%	96.6%	(2.8)
ADR	$304	$323	(5.9)
REVPAR	$286	$312	(8.3)
Wynn Palace (2):
Total room revenues (dollars in thousands)	$14,239	$—	—
Occupancy	70.8%	—%	—
ADR	$287	$—	—
REVPAR	$203	$—	—

Las Vegas Operations:
Total room revenues (dollars in thousands)	$330,893	$311,260	6.3
Occupancy	85.7%	86.6%	(0.9)
ADR	$298	$282	5.7
REVPAR	$255	$244	4.5
(1)    Except occupancy, which is presented as a percentage point change.
(2)    Wynn Palace opened on August 22, 2016.

Food and beverage revenues decreased 1.7%, or $8.2 million, to $469.1 million for the nine months ended September 30, 2016, from $477.3 million for the same period of 2015, primarily due to decreases of $9.1 million and $6.8 million from our Las Vegas Operations and Wynn Macau, respectively, partially offset by $7.7 million from Wynn Palace. Our Las Vegas Operations decreased primarily due to a decline in revenues at our nightclubs and the decrease from Wynn Macau was mainly from a decline in revenues at our restaurants.

Entertainment, retail and other revenues decreased 2.9%, or $7.6 million, to $257.3 million for the nine months ended September 30, 2016, from $264.8 million for the same period of 2015. The decrease is primarily due to a $20.0 million decrease in revenue from retail shops at Wynn Macau, partially offset by $12.0 million from Wynn Palace.

Promotional allowances decreased 1.5%, or $3.8 million, to $255.1 million for the nine months ended September 30, 2016, from $258.9 million for the same period of 2015. As a percentage of total casino revenues, promotional allowances were 11.3% for the nine months ended September 30, 2016, compared to 11.6% for the same period of 2015.

Operating costs and expenses

Operating costs and expenses increased 6.1%, or $161.1 million, to $2.78 billion for the nine months ended September 30, 2016, from $2.62 billion for the same period of 2015, driven by increases in pre-opening costs of $98.1 million, general and administrative expenses of $28.6 million and depreciation and amortization of $18.8 million, all primarily related to the opening of Wynn Palace.

Casino expenses were relatively flat for the period with $1.43 billion for the nine months ended September 30, 2016, compared to $1.44 billion for the same period of 2015.

Room expenses increased 3.9%, or $4.4 million, to $115.9 million for the nine months ended September 30, 2016, from $111.6 million for the same period of 2015. The increase was commensurate with the 6.3% increase in room revenues.

Food and beverage expenses increased 2.1%, or $6.0 million, to $294.5 million for the nine months ended September 30, 2016, from $288.5 million for the same period of 2015, primarily related to Wynn Palace.

Entertainment, retail, and other expenses decreased 2.0%, or $2.4 million, to $116.1 million for the nine months ended September 30, 2016, from $118.6 million for the same period of 2015. The decrease was commensurate with the 2.9% decrease in entertainment, retail, and other revenues.

General and administrative expenses increased 8.1%, or $28.6 million, to $381.2 million for the nine months ended September 30, 2016, compared to $352.5 million for the same period of 2015. The increase was primarily due to $20.5 million from Wynn Palace, and increases in general and administrative expenses from our Las Vegas Operations and corporate related expenses.

Provision for doubtful accounts decreased $12.5 million to $0.8 million for the nine months ended September 30, 2016, compared to $13.3 million for the same period of 2015. The change in the provision was primarily due to increased collections of casino accounts receivable at Wynn Macau, which included the collection of an account that resulted in a $6.7 million reversal of the previously recorded allowance for doubtful accounts.

Pre-opening costs were $150.5 million for the nine months ended September 30, 2016, compared to $52.4 million for the same period of 2015. During the nine months ended September 30, 2016, we incurred pre-opening costs of $131.1 million related to Wynn Palace, $17.2 million related to Wynn Boston Harbor and $2.2 million at Wynn Las Vegas. During the nine months ended September 30, 2015, we incurred pre-opening costs of $34.2 million and $18.2 million related to Wynn Palace and Wynn Boston Harbor, respectively.

Depreciation and amortization increased 7.6%, or $18.8 million, to $264.2 million for the nine months ended September 30, 2016, from $245.4 million for the same period of 2015. The increase was attributable to $30.2 million from Wynn Palace primarily from the opening and associated building and furniture, fixtures and equipment placed in service, partially offset by a decrease of $13.8 million at Wynn Macau. The majority of the Wynn Macau decrease was due to a change in estimated useful lives of buildings and improvements, which was effective September 1, 2015, to more accurately reflect the estimated periods during which these assets are expected to remain in service.

Property charges and other were $31.4 million for the nine months ended September 30, 2016, compared to $4.0 million for the same period of 2015. During the nine months ended September 30, 2016, our Las Vegas Operations incurred a $15.3 million exit fee for the right to leave the public electric utility and $9.0 million in asset abandonment charges associated with the current construction of more than 75,000 square feet of additional high-end, brand-name retail space. The majority of the remaining expenses for the nine months ended September 30, 2016 were due to losses from the sale of assets and asset abandonment charges at Wynn Macau and our Las Vegas Operations.

Interest expense, net of amounts capitalized

The following table summarizes information related to interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Percent Change
Interest expense
Interest cost, including amortization of deferred financing costs and original issue discount and premium	$286,126	$262,536	9.0
Capitalized interest	(92,428)	(35,238)	162.3
	$193,698	$227,298	(14.8)

Weighted average total debt balance	$9,515,177	$7,923,703
Weighted average interest rate	4.00%	4.39%

Interest expense decreased 14.8%, or $33.6 million for the nine months ended September 30, 2016 when compared to the same period of 2015, primarily due to an increase in capitalized interest of $57.2 million, partially offset by an increase in interest cost of $23.6 million. During the first quarter of 2016, we corrected immaterial amounts of additional interest of $25.6 million that should have been capitalized instead of being expensed during the years ended December 31, 2015 and 2014. Had these amounts been corrected in the appropriate periods, the capitalized interest for the nine months ended September 30, 2015, would have been $19.0 million higher. For further information, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies." Interest cost increased $23.6 million for the nine months ended September 30, 2016 when compared to the same period of 2015, primarily due to an increase in our weighted average total debt balance, partially offset by a decrease in our weighted average interest rate.

Other non-operating income and expenses

We incurred a loss of $19.2 million for the nine months ended September 30, 2016, and a gain of $47.5 million for the same period of 2015, from the change in fair value of the Redemption Note. The change in fair value is a result of changes in certain variables to calculate the estimated fair value. For further information on the fair value of the Redemption Note, see Item 1—"Notes to Condensed Consolidated Financial Statements," Note 2 "Summary of Significant Accounting Policies."
We incurred a loss of $126.0 million on the extinguishment of debt for the nine months ended September 30, 2015, in connection with the cash tender offer for the 7 7/8% First Mortgage Notes due May 1, 2020 (the "7 7/8% 2020 Notes") and the 7 3/4% 2020 Notes (together the "2020 Notes"), subsequent redemption of the untendered 2020 Notes and amendment of our Wynn Macau credit facilities. We expensed $98.9 million for the consideration to holders who tendered the 2020 Notes, $17.2 million of unamortized deferred financing costs and original issue discount and incurred other fees of $0.1 million. In connection with the redemption of the remaining principal amount of the untendered 2020 Notes, we recorded a loss for the premium portion of the consideration of $5.9 million and expensed $1.8 million of unamortized deferred financing costs and original discount. In connection with the amendment of the Wynn Macau credit facilities, we expensed $2.1 million of unamortized deferred financing costs. We incurred no loss on extinguishment of debt for the nine months ended September 30, 2016.
We incurred losses of $1.7 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively, from the change in the fair value of our interest rate swaps. For further information on our interest rate swaps, see Item 3 — "Quantitative and Qualitative Disclosures about Market Risk."

Interest income was $9.9 million for the nine months ended September 30, 2016, compared to $4.7 million for the same period of 2015. During 2016 and 2015, our short-term investment strategy has been to preserve capital while retaining sufficient liquidity. The majority of our investment securities were in time deposits, fixed deposits and money market accounts with a maturity of three months or less.

Income taxes
For the nine months ended September 30, 2016 and 2015, we recorded a tax expense of $1.1 million and $23.9 million, respectively, primarily related to changes in the domestic valuation allowance for U.S. FTCs.
Since June 30, 2010, we no longer consider our portion of the tax earnings and profits of WML to be permanently invested. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences as U.S. FTCs should be sufficient to eliminate any U.S. federal income tax in the event of repatriation. For the nine months ended September 30, 2016 and 2015, we recognized income tax benefits related to excess tax deductions associated with stock compensation costs of $0.2 million and $0.7 million, respectively.
Wynn Macau SA has received a 5-year exemption from Macau's Complementary Tax on casino gaming profits through December 31, 2020. During the nine months ended September 30, 2016 and 2015, we were exempt from the payment of $23.1 million and $32.6 million, respectively, in such taxes. Our non-gaming profits remain subject to the Macau Complementary Tax and casino winnings remain subject to the Macau Special Gaming tax and other levies together totaling 39% in accordance with our concession agreement.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $47.7 million for the nine months ended September 30, 2016, compared to $68.7 million for the nine months ended September 30, 2015. These amounts represent the noncontrolling interest's share of net income from WML.

Adjusted Property EBITDA

We use Adjusted Property EBITDA to manage the operating results of our segments. Adjusted Property EBITDA is net income (loss) before interest, taxes, depreciation and amortization, pre-opening costs, property charges and other, management and license fees, corporate expenses and other (including intercompany golf course and water rights leases), stock-based compensation, loss on extinguishment of debt, change in interest rate swap fair value, change in Redemption Note fair value and other non-operating income and expenses, and includes equity in income (loss) from unconsolidated affiliates. Adjusted Property EBITDA is presented exclusively as a supplemental disclosure because we believe that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. We use Adjusted Property EBITDA as a measure of the operating performance of our segments and to compare the operating performance of our properties with those of our competitors, as well as a basis for determining certain incentive compensation. We also present Adjusted Property EBITDA because it is used by some investors as a way to measure a company's ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with U.S. generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their EBITDA calculations pre-opening expenses, property charges, corporate expenses and stock-based compensation that do not relate to the management of specific casino properties. However, Adjusted Property EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike measures of net income (loss), Adjusted Property EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted Property EBITDA. Also, our calculation of Adjusted Property EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

The following table summarizes Adjusted Property EBITDA (in thousands) for our Macau and Las Vegas Operations as reviewed by management and summarized in Item 1—"Notes to Condensed Consolidated Financial Statements," Note 15 "Segment Information." That footnote also presents a reconciliation of Adjusted Property EBITDA to net income (loss) attributable to Wynn Resorts, Limited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Wynn Macau	$151,009	$162,822	$532,643	$548,555
Wynn Palace	$25,547	$—	$25,547	$—
Las Vegas Operations	$128,879	$117,069	$360,193	$349,783

Adjusted Property EBITDA at Wynn Macau decreased 7.3% for the three months ended September 30, 2016 and decreased 2.9% for the nine months ended September 30, 2016, compared to the same period of 2015, primarily due to casino revenue performance driven by year-over-year declines in VIP turnover, table drop and slot machine handle.

Adjusted Property EBITDA at Wynn Palace was $25.5 million from 40 days of operations during the three months ended September 30, 2016.

Adjusted Property EBITDA at our Las Vegas Operations increased 10.1% for the three months ended September 30, 2016 and 3.0% for the nine months ended September 30, 2016 when compared to the same period of 2015. The increase was primarily attributable to an increase in non-casino revenues driven largely by an increase in room revenue.

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

Net cash provided by operations for the nine months ended September 30, 2016 was $680.8 million, compared to $345.5 million for the same period of 2015. The increase was primarily due to the change in ordinary working capital accounts.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $1.02 billion, compared to $1.43 billion for the same period of 2015 and was primarily attributable to capital expenditures, net of construction payables and retention. Capital expenditures, net of construction payables and retention, were $954.7 million for the nine months ended September 30, 2016, consisting primarily of $690.0 million for Wynn Palace and $121.0 million for Wynn Boston Harbor. For the nine months ended September 30, 2015, capital expenditures, net of construction payables and retention, of $1.43 billion, were primarily for Wynn Palace.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $234.4 million, compared to net cash provided by financing activities of $798.1 million for the same the period of 2015. During the nine months ended September 30, 2016, we used cash in financing activities of $263.7 million for the payment of dividends and $240.4 million for the repayment of our Wynn Macau senior secured revolving credit facility. In addition, $200.8 million of cash was restricted as collateral associated with our WML Finance revolving credit facility. These uses of cash were partially offset by $505.5 million proceeds provided from borrowings under our credit facilities. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $2.3 billion in proceeds received in connection with the amendment of our Wynn Macau credit facilities and $1.8 billion provided upon issuance of 5 1/2% Senior Notes due 2025, offset by the purchase of $3.34 billion of our 2020 Notes pursuant to a cash tender offer and subsequent redemption of the untendered 7 7/8% 2020 Notes, dividends paid of $447.5 million, and payments of $178.9 million in financing costs.

Capital Resources

As of September 30, 2016, we had $1.51 billion of cash and cash equivalents and $303.5 million of available-for-sale investments in corporate bonds, commercial paper and U.S. governmental agency bonds. Cash and cash equivalents include cash on hand, cash in bank and fixed deposits, investments in money market funds, domestic and foreign bank time deposits and commercial paper, all with original maturities of less than 90 days. Our cash is available for operations, debt service and retirement, development activities, general corporate purposes and enhancements to our resorts. Of these amounts, WML (of which we own approximately 72%) and its subsidiaries held $325.5 million in cash. If our portion of this cash was repatriated to the U.S. on September 30, 2016, it would be subject to minimal U.S. taxes in the year of repatriation. Wynn Las Vegas, LLC held cash balances of $168.8 million. Wynn Resorts, Limited (including its subsidiaries other than Wynn Las Vegas, LLC and WML), which is not a guarantor of the debt of its subsidiaries, held $1.02 billion and $303.5 million of cash and available-for-sale investments, respectively.

The Wynn Macau credit facilities consist of a $2.27 billion equivalent fully funded senior secured term loan facility and a $750 million equivalent senior secured revolving credit facility. Borrowings under the Wynn Macau credit facilities consist of both United States dollar and Hong Kong dollar tranches and were used to refinance Wynn Macau SA's existing indebtedness, and will be used to fund the construction and development of Wynn Palace and for general corporate purposes. As of September 30, 2016, we had $409.2 million of available borrowing capacity under the senior secured revolving credit facility.

The Wynn America credit facilities consist of a $375 million senior secured revolving credit facility and a $1.0 billion delay draw senior secured term loan facility (together, the "Wynn America Credit Facilities"). Borrowings under the Wynn America Credit Facilities will be used to fund the design, development, construction and pre-opening expenses of Wynn Boston Harbor and for general corporate purposes. On June 21, 2016, we amended the Wynn America Credit Facilities to extend the available borrowing period for $649.7 million of the delay draw senior secured term loan facility from June 30, 2016 to December 31, 2016. On July 1, 2016, we amended the Wynn America Credit Facilities to increase the existing $875 million senior secured term loan facility (the "WA Senior Term Loan Facility I") by a principal amount of $125 million with the available borrowing period ending on December 31, 2016 (such increase, the "WA Senior Term Loan Facility II"). Once drawn, borrowings under the WA Senior Term Loan Facility II have no required scheduled repayments until maturity in November 2020. As of September 30, 2016, the available borrowing capacity under the Wynn America Credit Facilities was $1.14 billion, net of $10.6 million in outstanding letters of credit.

The WML Finance I, Limited credit facility consists of a HK$1.55 billion (approximately $199.6 million) cash-collateralized revolving credit facility ("WML Finance Credit Facility"). Borrowings under the WML Finance Credit Facility are in Hong Kong dollars and are used for working capital requirements and general corporate purposes. On October 25, 2016, we amended the WML Finance Credit Facility to increase the principal amount up to HK$3.87 billion (approximately $498.9 million). The terms of the borrowing for the increased principal amount under the amendment are equivalent to the terms of the original credit agreement, including the requirement for cash collateral to be deposited and pledged with the lender, and interest borne at the same rate. As of September 30, 2016, the Company has drawn the full amount of the original credit agreement. No additional amounts have been borrowed subsequent to September 30, 2016.

We expect that our future cash needs will relate primarily to operations, funding of development projects and enhancements to our operating resorts, debt service and retirement and general corporate purposes. We expect to meet our cash needs including our contractual obligations with future anticipated cash flow from operations, availability under our bank credit facilities and our existing cash balances. We intend to primarily fund our current development project, Wynn Boston Harbor, with the available borrowing capacity under our bank credit facilities.

Off Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives, except for interest rate swaps and foreign currency forward contracts. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity. At September 30, 2016, we had outstanding letters of credit totaling $10.6 million.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2016 to our contractual obligations or off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to these policies for the nine months ended September 30, 2016.

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

•
factors affecting the development and success of new gaming and resort properties (including limited labor resources in Macau and government labor and gaming policies, unexpected cost increases, transportation infrastructure, environmental regulation and our ability to secure federal, state and local permits and approvals necessary for our construction projects);

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

Interest Rate Swap Information

We have entered into floating-for-fixed interest rate swap arrangements relating to certain of our floating-rate debt facilities. We measure the fair value of our interest rate swaps on a recurring basis. Changes in the fair values of our interest rate swaps for each reporting period are, and will continue to be, recognized as a change in interest rate swap fair value in our Condensed Consolidated Statements of Operations, as the swaps do not qualify for hedge accounting.

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

As of September 30, 2016, interest rate swaps of $1.1 million were included in current other accrued liabilities in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2015, interest rate swaps of $0.7 million were included in other assets and $0.1 million were included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

Interest Rate Sensitivity

As of September 30, 2016, approximately 77.8% of our long-term debt was based on fixed rates, including the notional amounts related to interest rate swaps. Based on our borrowings as of September 30, 2016, an assumed 100 basis point change in the variable rates would cause our annual interest cost to change by $21.2 million.

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

We manage exposure to foreign currency risks associated with future scheduled interest payments through the use of foreign currency forward contracts. These contracts involve the exchange of one currency for a second currency at a future date and are with a counter-party, which is a major international financial institution.

Because many of Wynn Macau's payment and expenditure obligations are in Macau patacas, in the event of unfavorable Macau pataca or Hong Kong dollar rate changes, Wynn Macau's obligations, as denominated in U.S. dollars, would increase. In addition, because we expect that most of the revenues for any casino that Wynn Macau operates in Macau will be in Hong Kong dollars, we are subject to foreign exchange risk with respect to the exchange rate between the Hong Kong dollar and the U.S. dollar. Also, if any of our Macau-related entities incur U.S. dollar-denominated debt, fluctuations in the exchange rates of the Macau pataca or the Hong Kong dollar, in relation to the U.S. dollar, could have adverse effects on Wynn Macau's results of operations, financial condition, and ability to service its debt. Based on our balances at September 30, 2016, an assumed 1% change in the dollar/Hong Kong dollar exchange rate would cause a foreign currency transaction gain/loss of approximately $30.0 million.

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

(b) Internal Control Over Financial Reporting. The only change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that had a material effect, or was reasonably likely to have a material effect on the Company's internal control over financial reporting, related to the opening of Wynn Palace on August 22, 2016. We have implemented controls and procedures at Wynn Palace similar to those in effect at our other properties.

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

Item 1A.     Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to those risk factors during the nine months ended September 30, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2016, we had no repurchases of our common stock.

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
10.1
Fourth Amendment to Credit Agreement, dated as of July 1, 2016, by and among Wynn America, LLC, as borrower, the Guarantors named therein, Deutsche Bank AG New York Branch, as administrative agent on behalf of the several banks and other financial institutions or entities from time to time party to Wynn America, LLC's Credit Agreement, dated as of November 20, 2014. (Incorporated by reference from the Quarterly Report on Form 10-Q filed by the Registrant on August 9, 2016.)

*31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).
*32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350.
*101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 4, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statement of Stockholders' Equity (Deficit) at September 30, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WYNN RESORTS, LIMITED

Dated: November 4, 2016	By:	/s/ Stephen Cootey
Stephen Cootey
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

